Form 10-K
period 2015-12-31
ALBEMARLE CORP
filed 2016-02-29
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $6.2 billion based on the reported last sale price of common stock on June 30, 2015, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 17, 2016: 112,250,676
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Parts II and III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2015

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.
Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 451 Florida Street, Baton Rouge, Louisiana 70801. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and our consolidated subsidiaries.
On January 12, 2015 (the “Acquisition Closing Date”), we completed the acquisition (the “Merger”) of Rockwood Holdings, Inc. (“Rockwood”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) for a purchase price of approximately $5.7 billion. As a result, Rockwood became a wholly-owned subsidiary of Albemarle. For additional information about the Merger, see “Recent Acquisitions, Joint Ventures and Divestitures” beginning on page 10, and also Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report.
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meets customer needs across a diverse range of end markets. The end markets we serve include petroleum refining, consumer electronics, energy storage, construction, automotive, steel and aerospace, lubricants, pharmaceuticals, crop protection, household appliances, heating, ventilation, aluminum finishing, food safety and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
We and our joint ventures currently operate 51 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, in North and South America, Europe, the Middle East, Asia, Africa and Australia. As of December 31, 2015, we served approximately 30,000 customers in approximately 100 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2015, our operations were managed and reported under three reportable segments: Performance Chemicals, Refining Solutions and Chemetall® Surface Treatment. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted.
For financial information regarding our reportable segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our reportable segments, and geographic area information, see Note 25, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
On October 26, 2015, we announced that effective January 1, 2016, Performance Chemicals will be split into two separate reportable segments: (1) Bromine Specialties, and (2) Lithium and Advanced Materials, which will include Lithium, Performance Catalyst Solutions and Curatives. Each unit will have a dedicated team of sales, product management, research & development, process technology, manufacturing, sourcing, sales and operations planning and customer service groups and will have full accountability for improving execution through greater asset and market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business.
Performance Chemicals Segment
As of December 31, 2015, our Performance Chemicals segment consisted of three product categories: Lithium, Performance Catalyst Solutions, and Bromine.
Lithium. Our Lithium business develops advanced materials for a wide range of industries and end markets. We believe that our Lithium business is a low-cost producer of the most diverse product portfolio of lithium derivatives in the industry.
We develop and manufacture a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value-added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which include lithium batteries used in consumer electronics and automobiles, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles, catalysts for chemical reactions, organic synthesis processes in the areas of steroid chemistry and vitamins, various life science applications, as well as intermediates in the pharmaceutical industry, among other applications. We also develop and manufacture cesium products for the chemical and pharmaceutical industries, and zirconium, barium and titanium products for various pyrotechnical applications, including airbag igniters.

Albemarle Corporation and Subsidiaries

In addition to developing and supplying lithium compounds, we provide technical services, including the handling and use of reactive lithium products. We also offer our customers recycling services for lithium containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. We plan to continue to focus on the development of new products and applications.
Lithium—Customers
Our most significant customers include Panasonic Corporation, Syngenta AG, Umicore S.A., Samsung SDI Co. Ltd. and Royal DSM N.V.
Lithium—Competition
The global lithium market consists of producers located in the Americas, Asia-Pacific and, to a lesser extent, Africa. We believe that we are a leading global provider of lithium compounds. Major competitors include FMC Corporation, Sociedad Quimica y Minera de Chile S.A., SichuanTianqi Lithium, and Jiangxi Ganfeng Lithium. Competition in this part of the business is based on product quality, reliability of supply and customer service. In the metal-based specialty chemicals business, key competitors include Cabot Corporation and Sigma-Aldrich Corporation. Competition in this part of the business is based on product quality and product diversity.
Lithium—Raw Materials and Significant Supply Contracts
We obtain lithium through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada. After we obtain the lithium brine from the Salar de Atacama, we process it into lithium carbonate and lithium chloride at a plant in nearby La Negra, Chile. The lithium brine from our Silver Peak site is processed into lithium carbonate at our plant in Silver Peak. Subsequently, in other locations in the United States (“U.S.”), Germany, France and Taiwan, we further process the materials into various derivatives, depending on the markets we serve.
Our mineral rights with respect to the Salar de Atacama in Chile consist exclusively of our right to access lithium brine pursuant to a long-term contract with the Chilean government, originally entered into in January 1975 by one of our predecessors and subsequently amended and restated. Our contract with the Chilean government will remain in effect until the date on which we have produced and sold 200,000 metric tons of lithium in any of its forms from the Salar de Atacama. As of December 31, 2015, the remaining amount of lithium we were permitted to sell under the contract equaled approximately 115,000 metric tons of total lithium. In February 2016 we announced that we were granted approval by the Environmental Assessment Commission of the Antofagasta Region to increase our currently authorized lithium brine removal rate in the Salar de Atacama. The size of the area at the Salar de Atacama covered by our claims is approximately 16,700 hectares. We currently own the land on which we operate our facility at the Salar de Atacama and our processing facility in La Negra. However, the ownership of the land at the Salar de Atacama will revert to the Chilean government once we have sold all amounts of lithium remaining under our contract with the Chilean government (the ownership of the land and fixed assets in La Negra will remain unchanged). In February 2016, we also announced that we entered into a Memorandum of Understanding with the Chilean government that provides sufficient lithium to support the production of 70,000 metric tons annually of technical and battery grade lithium carbonate and 6,000 metric tons annually of lithium chloride in La Negra, over a 27-year period, beginning January 1, 2017.
Our mineral rights in Silver Peak, Nevada consist exclusively of our right to access lithium brine pursuant to a settlement agreement with the U.S. government, originally entered into in June 1991 by one of our predecessors. Pursuant to this agreement, we have rights to all of the lithium that we can remove economically. We or our predecessors have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of approximately 15,301 acres, 10,826 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to a lease agreement which is renewed annually. Based on our 2015 production levels, we believe that the amount of lithium brine we can economically obtain from our Silver Peak, Nevada site pursuant to our contract with the U.S. government could support the current levels of lithium carbonate production for approximately 20 years. Assuming certain operating conditions are satisfied, our annual lithium carbonate production capacity is estimated to be approximately 6,000 metric tons at our Silver Peak facility. However, no assurance can be given that the indicated levels of production of lithium carbonate at either Silver Peak or La Negra will be realized.
We also own a 49% interest in Windfield Holdings Pty Ltd, which directly owns 100% of the equity of Talison Lithium Pty Ltd, a company incorporated in Australia (“Talison”). Talison, through its wholly-owned subsidiaries, owns and operates a lithium mine in Greenbushes, Western Australia and mines lithium ore, which is then milled and processed to separate lithium concentrate from the rest of the ore. Talison currently sells the lithium concentrate to its shareholders. Talison has a leading position in two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate,

Albemarle Corporation and Subsidiaries

which is used to produce lithium chemicals which form the basis for manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles. Assuming certain operating conditions are satisfied, the annual lithium concentrate production capacity at the Talison facility is estimated to be approximately 575,000 metric tons. However, no assurance can be given that the indicated levels of production of lithium concentrate at Talison will be realized.
Performance Catalyst Solutions (“PCS”). We have four product lines in our PCS division: polymer catalysts, curatives, organometallics and electronic materials. We manufacture organometallic co-catalysts (e.g., aluminum, magnesium and zinc alkyls) as well as metallocene components and co-catalysts (e.g., methylaluminumoxane, organoborons, metallocene compounds, and finished polymerization catalysts comprising these products). We also offer finished single-site catalysts with or without our proprietary ActivCat® activation technology and a line of proprietary Ziegler-Natta catalysts under the Advantage™ brand. Our co-catalysts and finished catalysts are used in our customers’ production of polyolefin polymers. Such polymers are commodity (i.e., Ziegler-Natta polymerization technology-based) and specialty (i.e., Single Site polymerization technology-based) plastics serving a wide variety of end markets including packaging, non-packaging, films and injection molding. Some of our organometallic products are also used in the manufacture of alpha-olefins (i.e., hexene, octene, decene). In electronic materials, we manufacture and sell high purity metal organic products into electronic applications such as the production of light-emitting diodes (“LEDs”) for displays and general lighting, as well as other products used in the production of solar cells. Our curatives include a range of curing agents used in polyurethanes, epoxies and other engineered resins.
PCS—Customers
Our PCS business customers include multinational corporations such as ExxonMobil Corporation, Chevron Corporation, Total Petrochemicals, Saudi Basic Industries Corporation and Ineos Group Holdings S.A. There are thousands of polyolefin and elastomer units worldwide which require a constant supply of co-catalysts and finished catalysts.
PCS—Competition
Our PCS business serves the global market including the Americas, Europe, Asia and the Middle East. Our major competitors in the PCS market include AkzoNobel, Chemtura Corporation and W.R. Grace & Co. in the polyolefin catalyts and co-catalysts areas. Lonza is our main competitor in the curatives market.
PCS—Raw Materials and Significant Supply Contracts
The major raw materials we use in our PCS operations include aluminum, ethylene, alpha-olefins, isobutylene and toluene, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. These raw materials may nevertheless be subject to significant volatility despite our mitigating efforts. Our profitability may be affected if we are unable to recover significant raw material costs from our customers.
Bromine. Our bromine and bromine-based business includes products used in fire safety solutions and other specialty chemicals applications. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. Some of the end market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable, electrical connectors, textiles and foam insulation. Our bromine based business also includes specialty chemicals products such as elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. Our products are used in chemical synthesis, oil and gas well drilling and completion fluids, mercury control, water purification, beef and poultry processing and various other industrial applications. Other specialty chemicals that we produce include tertiary amines for surfactants, biocides, and disinfectants and sanitizers.
Bromine—Customers
Our bromine business offers more than 40 products to a variety of end markets. We sell our products mostly to chemical manufacturers and processors, such as polymer resin suppliers, drilling and oil service companies, beef and poultry processors, water treatment and photographic companies, energy producers and other specialty chemical companies.
Sales of bromine and brominated derivatives in Asia are expected to grow long-term due to the underlying growth in consumer demand and the shift of the production of consumer electronics from the U.S. and Europe to Asia. In response to this development, we have established a sales and marketing network in China, Japan, Korea and Singapore with products sourced from the U.S., Europe, China and the Middle East.
A number of customers of our bromine business operate in cyclical industries, including the consumer electronics and oil field industries. As a result, demand from our customers in such industries is also cyclical.

Albemarle Corporation and Subsidiaries

Bromine—Competition
Our bromine business serves the following geographic markets: the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the marketplace. Our most significant competitors are Chemtura Corporation and Israel Chemicals Ltd.
Bromine—Raw Materials and Significant Supply Contracts
The bromine we use is sourced from two locations: Arkansas and the Dead Sea. Our bromine production operations in Arkansas are supported by an active brine rights leasing program. We estimate that, at current production levels, we will be able to produce bromine in Arkansas for more than 50 years. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture with operations in Safi, Jordan, we source bromine from the Dead Sea, which is believed to have indefinite quantities of brine. In addition, we have a joint venture with Weifang Sinobrom Import and Export Company, Ltd. (“Sinobrom”) in China that allows us the option to source bromine directly from China’s Shandong Province brine fields.
Refining Solutions Segment
Our two main product lines in this segment are (i) Clean Fuels Technologies, which is primarily composed of hydroprocessing catalysts (“HPC”), and (ii) Heavy Oil Upgrading (“HOU”), which is primarily composed of fluidized catalytic cracking (“FCC”) catalysts and additives. HPC products are widely applied throughout the refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil feedstocks and products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. We continuously seek to add more value to refinery operations by offering HPC products that meet our customers’ requirements for profitability and performance in the very demanding refining market. FCC catalysts assist in the high yield cracking of less desired refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs. We offer a wide range of HPC products and approximately 60 different FCC catalysts and additives products to our customers.
Customers
Our Refining Solutions segment customers include multinational corporations such as ExxonMobil Corporation, Chevron Corporation, TOTAL S.A., Saudi Aramco and its joint ventures, and INEOS Group Holdings S.A.; independent petroleum refining companies such as Valero Energy Corporation, SK Energy Holdings, Reliance Industries and Marathon Petroleum; national petroleum refining companies such as Petróleo Brasileiro S.A., Petróleos Mexicanos, PetroVietnam, Kuwait National Petroleum Company, Abu Dhabi National Oil Company and Indian Oil Corp.
In 2015 the total number of refineries world wide was reduced from 643 to 634 and we see this trend continuing with smaller refineries shutting down and being replaced by mega refineries, with growth concentrated in the Middle East. Oil refining has once again increased after minor declines in the last two years.
We estimate that there are currently approximately 500 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, or a capacity of approximately 44 million barrels per day, each of which typically requires replacement HPC catalysts once every one to four years.
Competition
Our Refining Solutions segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract.
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

Albemarle Corporation and Subsidiaries

Our major competitors in the HPC catalysts market include Criterion Catalysts and Technologies, Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co., BASF Corporation and China Petrochemical Corporation (Sinopec).
Raw Materials and Significant Supply Contracts
The major raw materials we use in our Refining Solutions operations include sodium silicate, sodium aluminate, kaolin, rare earths and metals such as molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility. These raw materials may nevertheless be subject to significant volatility despite our mitigating efforts. Our profitability may be affected if we are unable to recover significant raw material costs from our customers.
Chemetall Surface Treatment Segment
Our Chemetall Surface Treatment segment operates under the Chemetall® brand name and is a leading global supplier of applied surface treatments and services for metal, plastic and glass substrates in a wide range of industries and end markets. Chemetall Surface Treatment’s products are used for a variety of applications and serve the automotive, aerospace, aluminum finishing, coil, cold forming, glass and general industrial markets, including metal fabrication. We also provide process control and on-site support at our customers’ facilities with local representation worldwide. Our systems are designed to ensure that the final requirements of our customers’ treated products are met in terms of proper surface treatment prior to painting, corrosion protection and preservation of mechanical properties.
Chemetall Surface Treatment competes in markets characterized by proprietary manufacturing technologies and know-how, demanding product-handling requirements, rigorous product quality and performance specifications, all accompanied by longstanding customer relationships. In order to remain competitive, we are focused on developing innovative products, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.
Customers
Chemetall Surface Treatment serves customers globally in a wide variety of industries with a diverse product portfolio. Our customer base ranges from local, small and mid-size companies to global, multinational Fortune 500 companies such as Airbus Group, Arcelor Mittal, Caterpillar, Daimler, Ford, Renault-Nissan, Novelis, PSA Peugeot Citroen and Hyundai/KIA, among many others.
Competition
We believe we are a global leader in the surface treatment market. Our global competitors include Henkel, Nihon Parkerizing, PPG Industries and Nippon Paint. Competition in this market is based primarily on customer service, product innovation and quality, and technological capabilities.
Raw Materials and Significant Supply Contracts
The major raw materials used in our Chemetall Surface Treatment segment include phosphoric acid and phosphates, as well as non-ferrous metals such as zinc and nickel. The raw materials used in our operations are purchased from various suppliers at prices that we believe are competitive. We secure our supply of phosphoric acid, which is used in our conversion coating process, through quarterly supply contracts with fixed prices. Phosphoric acid is produced from phosphate rock, and the majority of global phosphate rock reserves are located in Northern Africa, China, the Middle East, U.S. and Russia. Even though we do not expect a shortage of phosphate rock and phosphoric acid in the near term, we employ a global procurement strategy to mitigate the risk of supply disruptions. Non-ferrous metal products are traded on exchanges such as the London Metal Exchange (LME). We believe that zinc and nickel will be available in sufficient quantities for the foreseeable future.
Sales, Marketing and Distribution
We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales personnel around the world who serve numerous additional customers within North America, Europe, the Middle East, India, Asia Pacific, Russia, Africa and Latin America. We also utilize commissioned sales representatives and specialists in specific market areas, some of which are affiliated with subsidiaries of large chemical companies.

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
Our research and development efforts support each of our business segments. As of December 31, 2015, the focus of research in Performance Chemicals is divided among new and improved flame retardants, new uses for bromine and bromine-based products, curing agents and the development of efficient processes for the manufacture of chemical intermediates and actives for the pharmaceutical and agrichemical industries. Fire safety solutions research is focused primarily on developing new flame retardants which not only meet the higher performance requirements required by today’s polymer producers, formulators and original equipment manufacturers but which also have superior toxicological and environmental profiles. Another area of research is the development of bromine-based products for use as biocides in industrial water treatment and food safety applications and as additives used to reduce mercury emissions from coal-fired power plants. Curatives research is focused primarily on improving and extending our line of curing agents and formulations. The objective of the Lithium research and development effort is to develop innovative chemistries and technologies with applications relevant within targeted key markets. Research and development efforts are generally focused on both process development (e.g., pilot plant for the recycling of lithium ion batteries) as well as new product development (e.g., for lithium ion battery applications). PCS research efforts are focused on catalyst performance as well as process improvements.
Our Refining Solutions research is focused on the needs of our refinery catalysts customers. Refinery catalysts research is focused primarily on the development of more effective catalysts and related additives to produce clean fuels and to maximize the production of the highest value refined products through hydrotreating catalyst technologies. With regard to HOU, we focus our efforts on the production of more and better fuels from more complex and lower accessible/convertible feedstock through the use of novel FCC technologies.
Chemetall Surface Treatment’s research and development activities are focused on the development of products to meet customer demands that are also in accordance with regional environmental requirements. Our goal is to help solve our customers’ complex manufacturing challenges by developing proprietary formulations utilizing industry knowledge, expertise and a forward-looking team of individuals with manufacturing know-how. Our commitment to research and development and product portfolio enhancements are an important aspect of our business that characterizes Chemetall as a supplier of choice that creates value for our customers.
We have incurred research and development expenses of $102.9 million, $88.3 million and $82.2 million during 2015, 2014 and 2013, respectively.
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2015, we owned approximately 3,000 active and approximately 1,500 pending patent applications in key strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2015 with an occupational injury and illness rate of 0.60 for Albemarle employees and nested contractors, compared to 0.327 in 2014.
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

Albemarle Corporation and Subsidiaries

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
Historically, there has been scrutiny of certain brominated flame retardants by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation.
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
We record accruals for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. It is possible that new information or future developments could require us to reassess our potential exposure related to environmental matters. We may incur significant costs and liabilities in order to comply with existing environmental laws and regulations. It is also possible that other developments, such as increasingly strict

Albemarle Corporation and Subsidiaries

environmental laws, regulations and orders of regulatory agencies, as well as claims for damages to property and the environment or injuries to employees and other persons resulting from our current or past operations, could result in substantial costs and liabilities in the future. As this information becomes available, or other relevant developments occur, we will adjust our accrual amounts accordingly. While there are still uncertainties related to the ultimate costs we may incur, based upon our evaluation and experience to date, we believe our reserves are adequate. We cannot assure you that, as a result of former, current or future operations, there will not be some future impact on us relating to new regulations or additional environmental remediation or restoration liabilities. See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations on page 53.
Climate Change
The growing concerns about climate change and the related imposition by governments of more stringent regulations may provide us with new or expanded business opportunities. The Company seeks to capitalize on the “green revolution” by providing solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids and others), emission control technologies (including mercury emissions), alternative transportation vehicles and energy storage technologies and other similar solutions. As demand for, and legislation mandating or incentivizing the use of alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to monitor the market and offer solutions where we have appropriate technology and believe we are well positioned to take advantage of opportunities that may arise if new legislation is enacted.
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
On January 12, 2015, we completed the acquisition of Rockwood for a purchase price of approximately $5.7 billion, with Rockwood becoming a wholly-owned subsidiary of Albemarle. Through the acquisition of Rockwood, we became a leading integrated and low cost global producer of lithium and lithium compounds used in lithium-ion batteries for electronic devices, alternative transportation vehicles and energy storage technologies, meeting the significant growth in global demand for these products. We are also now one of the largest global producers of surface treatments and coatings for metal processing, servicing the automotive, aerospace and general industrial markets. The acquisition of Rockwood reflects our commitment to drive sustainable growth.
On February 19, 2015, our Chemetall Surface Treatment segment completed the acquisition of all remaining shares of its Shanghai Chemetall joint venture for a purchase price of $57.6 million, and is now the sole owner of the entity.
On May 1, 2015, our Chemetall Surface Treatment segment completed the acquisition of the aluminum finishing business of Chemal GmbH & Co. KG (“Chemal GmbH”), based in Hamm, Germany. Cash paid in connection with this acquisition was approximately $2.2 million.
On December 23, 2015, we paid approximately $4.8 million in connection with the acquisition of the remaining noncontrolling interests’ share of Nanjing Chemetall Surface Technologies Co., Ltd.
In 2015, we announced our intention to pursue strategic alternatives, including divestitures, related to certain businesses which include minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. On January 4, 2016, we completed the sale of our Tribotecc metal sulfides business to Treibacher Industrie AG for net proceeds of approximately $137 million. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. On February 1, 2016, we completed the sale of our minerals-based flame retardants and specialty chemicals businesses to Huber Engineered Materials, a division of J.M. Huber Corporation, for net proceeds of approximately $187 million. The transaction includes Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria.
On September 1, 2014, we closed the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. and received net proceeds of $104.7 million. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China.

Albemarle Corporation and Subsidiaries

In 2014, the Company and ICL Industrial Products (“ICL”) announced entering into an agreement to establish a manufacturing joint venture for the production of ICL’s FR-122P polymeric flame retardant and Albemarle’s GreenCrest™ polymeric flame retardant. In 2015, the parties terminated their agreement due to the likelihood that, for purposes of competition law approvals, the duration of the proposed joint venture would need to be shortened to such an extent that the return on investment would no longer be attractive. In lieu of the joint venture, the parties have signed a long-term supply arrangement pursuant to which ICL would supply the GreenCrest™ polymeric flame retardant to the Company.
Employees
As of February 1, 2016, we had 6,963 employees of whom 2,990, or 43%, are employed in the U.S. and Latin America; 2,740, or 39%, are employed in Europe; 894, or 13%, are employed in Asia and 339, or 5%, are employed in the Middle East. Certain of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with the unions and works councils that represent certain employees.
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
Adverse conditions in the global economy and volatility and disruption of financial markets can negatively impact our customers, suppliers and other business partners and therefore have a material adverse effect on our results of operations.
A global or regional economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to global economic downturns (including credit market tightness which can impact our liquidity as well as our customers, suppliers and other business partners), declining consumer and business confidence, fluctuating commodity prices, volatile exchange rates and other challenges that can affect the global economy. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing. As a result, existing or potential customers can delay or cancel plans to purchase products and may not be able to fulfill their obligations in a timely fashion. Further, suppliers and other business partners may be experiencing similar conditions, which could impact their ability to fulfill their obligations to us. Also, it could be difficult to find replacements for certain of those business partners without incurring significant delays or cost increases. If the current weakness in much of the global economy continues or deepens significantly, our results of operations, financial condition and cash flows could be materially adversely affected.
Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all, could have an adverse effect on the margins of our products and our results of operations.
The long-term profitability of our operations will be, in part, related to our ability to continue to economically obtain resources, including energy and raw materials. For example, our lithium and bromine businesses rely upon our continued ability to produce, or otherwise obtain, lithium and bromine of sufficient quality in adequate amounts to support our operations. If we fail to secure and retain the rights to continue to access these key raw materials, we may have to restrict or suspend our operations that rely upon these key resources, which could harm our business, results of operations and financial condition. In addition, other raw material and energy costs account for a significant percentage of our total costs of products sold, even if they can be obtained on commercially reasonable terms. Our raw material and energy costs can be volatile and may increase

Albemarle Corporation and Subsidiaries

significantly. Increases are primarily driven by significantly tighter market conditions and major increases in the pricing of basic building blocks for our products such as crude oil, chlorine and metals (including molybdenum and rare earths which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to or be delayed in doing so. Our inability to efficiently and effectively pass through price increases, or inventory impacts resulting from price volatility, could adversely affect our margins.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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
Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.
Our future effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. Currently, the majority of our net sales are generated from customers located outside of the U.S., and a substantial portion of our assets and employees are located outside of the U.S. If these funds are needed for our operations in the U.S., we believe we will be able to access such funds in a tax efficient manner to satisfy cash flow needs.
We have not accrued income taxes or foreign withholding taxes on undistributed earnings for most non-U.S. subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain tax proposals with respect to such earnings could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities. Currently, there are no contemplated cash distributions that will result in incremental U.S. taxes payable in excess of applicable foreign tax credits related to such undistributed earnings. As a result, we have not provided any deferred income taxes on the portion of undistributed foreign earnings determined not to be permanently reinvested in foreign operations.
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. We are subject to the regular examination of our income tax returns by various tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.
We are exposed to fluctuations in foreign exchange rates, which may adversely affect our operating results and net income.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. The financial condition and results of operations of each foreign operating subsidiary and joint venture are reported in the relevant local currency and then translated to U.S. Dollars at the applicable currency exchange rate for inclusion in our consolidated financial statements. Changes in exchange rates between these foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the European Union Euro, Japanese Yen, Singapore Dollar, Chinese Renminbi, Australian Dollar, Chilean Peso and the British Pound Sterling. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2015, approximately 42% of our net sales were denominated in such currencies. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

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
Compliance with environmental laws generally increases the costs of manufacturing, the cost of registration/approval requirements, the costs of transportation and storage of raw materials and finished products, as well as the costs of the storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Furthermore, environmental laws are subject to change and have tended to become stricter over time. Such changes in environmental laws or their interpretation, or the enactment of new environmental laws, could result in materially increased capital expenditures and compliance costs.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there have been concerns regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change. For example, some of our operations are within jurisdictions that have, or are developing, regulatory regimes governing greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could have impacts on our operations. In addition, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set binding targets for reducing greenhouse gas emissions. The first commitment period under the Kyoto Protocol expired in 2012. An amendment was passed by the UNFCC during the December 2012 Doha climate change talks that would implement a second commitment period through 2020. As of February 11, 2016, 60 countries have ratified the 2012 amendments. In December 2015, the 21st Conference of Parties for the UNFCC concluded with more than 190 countries adopting the Paris Agreement, a partly binding and partly voluntary agreement to cut global carbon emissions in an effort to limit the rise in global temperatures. The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impacts of climate change and related regulation on our customers are highly uncertain and may adversely affect us.
Regulation, or the threat of regulation, of some of our products could have an adverse effect on our sales and profitability.
We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, for many years we have marketed methyl bromide, a chemical that is particularly effective as a soil fumigant. In recent years, the market for methyl bromide has changed significantly, driven by the Montreal Protocol of 1990 and related regulations prompted by findings regarding the chemical’s potential to deplete the ozone layer. Completion of the phase-out of methyl bromide as a fumigant took effect January 1, 2005, with critical uses allowed on an annual basis until feasible alternatives are available.
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

Albemarle Corporation and Subsidiaries

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
Our business is subject to hazards common to chemical businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.
Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, including explosions, fires, inclement weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life to our employees and other persons, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.
Natural disasters and weather-related matters could impact our results of operations.
Historically, major hurricanes have caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. Our operations at the Salar de Atacama, in Chile, could be subject to significant rain events and earthquakes. If similar weather-related matters or other natural disasters occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.
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

Albemarle Corporation and Subsidiaries

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
As of February 1, 2016, we had 6,963 employees. Certain of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of the employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by workers’ councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher ongoing labor costs.
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
Our success after the Merger will also depend in part upon our ability to retain key employees subsequent to the Merger. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the two companies’ operations could have an adverse effect on our business, financial results, financial condition or our stock price. The integration process may also result in additional and unforeseen expenses. There can be no assurance that the contemplated synergies anticipated from the Merger will be realized, or maintained if realized. If the integration is not successful, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. There can be no assurances that the expected benefits and efficiencies related to the integration of the businesses will be realized to offset the integration and restructuring costs over time.
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

Albemarle Corporation and Subsidiaries

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
We have several defined benefit pension plans around the world, including in the U.S., United Kingdom (“U.K.”), Germany, Belgium, and Japan, covering most of our employees. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $8.0 million of required cash contributions during 2016 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2016 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
Further, an economic downturn or recession or market disruption in the capital and credit markets may adversely impact the value of our pension plan assets, our results of operations, our statement of changes in stockholders’ equity and our liquidity. For example, we have several pension plans located in Germany, Belgium, Japan and the U.S. Our funding obligations could change significantly based on the investment performance of the pension plan assets and changes in actuarial assumptions for local statutory funding valuations. Any deterioration of the capital markets or returns available in such markets may negatively impact our pension plan assets and increase our funding obligations for one or more of these plans and negatively impact our liquidity. We cannot predict the impact of this or any further market disruption on our pension funding obligations.
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
A downgrade of the ratings on our debt or an increase in interest rates could cause our debt service obligations to increase.
Borrowings under our February 2014 credit agreement, our commercial paper program and our September 2015 term loan agreement bear interest at floating rates. The rates under our February 2014 credit agreement and our September 2015 term loan agreement are subject to adjustment based on the ratings of our senior unsecured long-term debt by Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”). S&P has rated our senior unsecured long-term debt as BBB-, Moody’s has rated our senior unsecured long-term debt as Baa3, and Fitch has rated our senior unsecured long-term debt as BBB-. S&P has rated our commercial paper as A-3, Moody’s has rated it as P-3 and Fitch has rated it as F-3. S&P, Moody’s and/or Fitch may downgrade our ratings in the future. The downgrading of any of our ratings or an increase in any of the benchmark interest rates would result in an increase of our interest expense on our variable rate borrowings.
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
Under the terms of certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to Rockwood’s pre-acquisition periods generally until the applicable statutes of limitations expire. To the extent such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, earnings could be negatively impacted in future periods through increased tax expense.
We have not established proven or probable reserves through the completion of a feasibility study for the minerals that we produce.
We have not established proven or probable reserves, as defined by the SEC under Industry Guide 7, through the completion of a “final” or “bankable” feasibility study for any of the minerals that we produce. Furthermore, we have no plans to establish proven or probable reserves for any of our projects. Since we commenced production without having established proven or probable reserves, there may be greater inherent uncertainty as to whether or not mineralized material can be economically obtained as originally planned and anticipated. Also, because we do not have any proven or probable reserves, we may not be able to continue to produce such minerals at existing levels or to expand our production capacity in the future which could harm our business, results or operations and financial condition.
Future events may impact our deferred tax asset position and U.S deferred federal income taxes on undistributed earnings of international affiliates that are considered to be reinvested indefinitely.
We evaluate our ability to utilize deferred tax assets and our need for a valuation allowance based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases), to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Changes to the valuation allowance or the amount of deferred tax liabilities could have a materially adverse effect on our business, financial condition and results of operations. Further, should we change our assertion regarding the permanent reinvestment of the undistributed earnings in foreign operations, a deferred tax liability may need to be established.
If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.
Under U.S. Generally Accepted Accounting Principles (“GAAP”), we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on October 31 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, intangible assets or long-lived assets may not be recoverable, include, but are not limited to, a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the

Albemarle Corporation and Subsidiaries

period in which any impairment of our goodwill, intangible assets or long-lived assets is determined, negatively impacting our results of operations.
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
We operate on a global basis. Our principal executive offices in Baton Rouge, LA, and regional shared services offices in Budapest, Hungary and Dalian, China are leased. We and our affiliates also operate regional sales and administrative offices in various locations throughout the world, which are generally leased. Effective as of June 2016, our principal executive offices will be located in Charlotte, NC.
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2015, the Company’s manufacturing plants operated at approximately 73% capacity in the aggregate.
Set forth below is information regarding our significant production facilities operated by our affiliates and us:

Location	Business Segment in 2015	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Refining Solutions	Production of refinery catalysts, research and product development activities	Owned

Auckland, New Zealand	Chemetall Surface Treatment	Production of surface treatment chemicals for general industry, aerospace, and other pre-treatment technologies	Leased

Baton Rouge, Louisiana	Performance Chemicals	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Bayswater North, Australia	Chemetall Surface Treatment	Production of surface treatment chemicals for general industry, aerospace, and other pre-treatment technologies	Owned

Bitterfeld, Germany	Refining Solutions	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Blackman Township, Michigan	Chemetall Surface Treatment	Production of surface treatment chemicals for general industry, automotive, and other pre-treatment technologies	Owned

Boksburg, South Africa	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Cambridge, U.K.	Performance Chemicals	Production of performance catalysts	Leased

Canovelles, Spain	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2015	Principal Use	Owned/Leased

Cayirova-Kocaeli, Turkey	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Changchun, China	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased by Changchun Chemetall Chemicals Company Limited, a joint venture owned 57% by us and 43% by Changchun Yongchan Petro Chemicals Company Limited

Chennai, India	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Chongqing, China	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased by Chongqing Chemetall Surface Treatment Company Limited, a joint venture owned 55% by us and 45% by Zhongtian Environmental Protection (Group) Company Limited

El Marqués, Querétaro, Mexico	Chemetall Surface Treatment	Production of surface treatment chemicals for aerospace, automotive, other pre-treatment technologies	Leased

Foshan, China	Chemetall Surface Treatment	Production of surface treatment chemicals for general industry and automotive	Leased by Foshan Chemetall Surface Treatment Company, a joint venture owned 57% by us and 43% by Changchun Yongchan Petro Chemicals Company Limited

Giussano, Italy	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Greenbushes, Australia	Performance Chemicals	Production of lithium spodumene minerals and lithium concentrate	Owned by Windfield Holdings Pty Ltd, a joint venture in which we own 49%, and Sichuan Tianqi Lithium Industries Inc which owns the remaining interest

Jubail, Saudi Arabia	Performance Chemicals	Manufacturing and marketing of organometallics	Owned; Albemarle Netherlands BV and Saudi Specialty Chemicals Company (a SABIC affiliate) each owns 50% interest

Jundiai/São Paulo, Brazil	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Kings Mountain, North Carolina	Performance Chemicals	Production of technical and battery grade lithium hydroxide	Owned

La Mirada, California	Chemetall Surface Treatment	Production of surface treatment chemicals for pre-treatment technologies and aerospace	Leased

La Negra, Chile	Performance Chemicals	Production of lithium carbonate and lithium chloride	Owned

Langelsheim, Germany	Performance Chemicals; Chemetall Surface Treatment
Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium, special metals, as well as surface treatment chemicals for automotive technologies, other pre-treatment technologies and aerospace (sealants)
Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2015	Principal Use	Owned/Leased
Louvain-la-Neuve, Belgium	Refining Solutions; Performance Chemicals; All Other	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refining Solutions	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Magnolia, Arkansas	Performance Chemicals	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Refining Solutions	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of IFP Investissements and us

Mobile, Alabama	Performance Chemicals	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture in which we and PMC Group Inc. each own a 50% interest

Mönchengladbach, Germany	Chemetall Surface Treatment	Production of surface treatment chemicals for general industry	Owned

Nanjing, China	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased

New Johnsonville, Tennessee	Performance Chemicals	Production of specialty products	Owned

Niihama, Japan	Refining Solutions	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Pasadena, Texas	Performance Chemicals; All Other	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Refining Solutions	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Refining Solutions	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Pune, India	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Safi, Jordan	Performance Chemicals	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

Salar de Atacama, Chile	Performance Chemicals	Production of lithium brine and potash	Owned; however ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2015	Principal Use	Owned/Leased
Santa Cruz, Brazil	Refining Solutions	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Sens, France	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Owned

Shanghai, China	Chemetall Surface Treatment	Production of surface treatment chemicals for automotive and other pre-treatment technologies	Leased

Silver Peak, Nevada	Performance Chemicals	Production of lithium-carbonate	Owned

Singapore, Singapore	Chemetall Surface Treatment	Production of surface treatment chemicals for aerospace and other pre-treatment technologies	Leased

Soissons, France	Chemetall Surface Treatment	Production of surface treatment chemicals for aerospace industry	Owned

South Haven, Michigan	All Other	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taichung, Taiwan	Performance Chemicals	Production of butyllithium	Owned

Takaishi City, Osaka, Japan	Performance Chemicals	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Performance Chemicals	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	All Other	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Willstatt, Germany	Chemetall Surface Treatment	Production of surface treatment chemicals for coil coating applications	Leased

Yeosu, South Korea	Performance Chemicals	Research and product development activities/small scale production of catalysts and catalyst components	Owned

Item 3.	Legal Proceedings.
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd and Verition Partners Master Fund Ltd, who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger consideration which was comprised of (i) $50.65 in cash, without interest, and (ii) 0.4803 of a share of Albemarle common stock, for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to the appraisal petition. On November 2, 2015, the court granted the parties’ jointly stipulated amended scheduling order, which set forth dates for fact and expert discovery, as well as trial. On December 21, 2015, the parties entered into a Settlement Agreement and Release to resolve the matter, and on January 11, 2016, the Court dismissed the matter with prejudice.
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
Not applicable.
Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 17, 2016, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 10, 2016).

Name	Age	Position
Luther C. Kissam IV	51	President, Chief Executive Officer and Director
Matthew K. Juneau	55	Senior Vice President, Corporate Strategy and Investor Relations
Susan Kelliher	49	Senior Vice President, Human Resources
Karen G. Narwold	56	Senior Vice President, General Counsel, Corporate and Government Affairs, Corporate Secretary
Scott A. Tozier	50	Senior Vice President, Chief Financial Officer
Donald J. LaBauve, Jr.	49	Vice President, Corporate Controller, Chief Accounting Officer
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
Matthew K. Juneau was elected as our Senior Vice President, Corporate Strategy and Investor Relations effective May 2015. Previously, Mr. Juneau served as Senior Vice President, President Performance Chemicals since December 2013, Vice President, Polymer Solutions since March 2012, Vice President, Global Sales and Services from May 2009 to February 2012, and prior to that as Division Vice President of our performance chemicals business in the Fine Chemistry division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.
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
Karen G. Narwold joined us in September of 2010 and currently serves as Senior Vice President, General Counsel, Corporate and Government Affairs, Corporate Secretary. Ms. Narwold has over 25 years of legal, management and business experience with global industrial and chemical companies. After five years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Ms. Narwold resigned from Barzel in November 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code. Prior to joining Albemarle, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies.

Albemarle Corporation and Subsidiaries

Scott A. Tozier was elected as our Senior Vice President and Chief Financial Officer effective January 2011. Mr. Tozier also served as our Chief Accounting Officer from January 2013 until February 2014. Mr. Tozier has over 25 years of diversified international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc.
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

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2014
First Quarter	$67.31	$60.92	$0.275
Second Quarter	$72.69	$64.55	$0.275
Third Quarter	$76.28	$58.37	$0.275
Fourth Quarter	$63.38	$51.35	$0.275
2015
First Quarter	$62.23	$46.78	$0.29
Second Quarter	$64.99	$52.23	$0.29
Third Quarter	$55.83	$41.37	$0.29
Fourth Quarter	$57.99	$44.10	$0.29
There were 112,219,351 shares of common stock held by 2,789 shareholders of record as of December 31, 2015. On February 26, 2016, we declared a dividend of $0.305 per share of common stock, payable April 1, 2016.
The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2016 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2010 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Albemarle Corporation and Subsidiaries

Item 6.	Selected Financial Data.
The information for the five years ended December 31, 2015, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. Therefore, there can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products or the end-user markets in which our products are sold;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	changes in the cost of raw materials and energy, and our ability to pass through such increases;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

Albemarle Corporation and Subsidiaries

•	changes in laws and government regulation impacting our operations or our products;

•	the occurrence of regulatory proceedings, claims or litigation;

•	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents, natural disasters or climate change;

•	hazards associated with chemicals manufacturing;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in the jurisdictional mix of our earnings and changes in tax laws and rates;

•
changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations;

•	volatility and uncertainties in the debt and equity markets;

•	technology or intellectual property infringement, including cyber-security breaches, and other innovation risks;

•	decisions we may make in the future;

•	the ability to successfully execute, operate and integrate acquisitions and divestitures, including the integration of Rockwood’s operations, and realize anticipated synergies and other benefits; and

•	the other factors detailed from time to time in the reports we file with the SEC.
We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The following is a discussion and analysis of results of operations for the years ended December 31, 2015, 2014 and 2013. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 48.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meets customer needs across a diverse range of end markets. The end markets we serve include petroleum refining, consumer electronics, energy storage, construction, automotive, steel and aerospace, lubricants, pharmaceuticals, crop protection, household appliances, heating, ventilation, aluminum finishing, food safety and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
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
2015 Highlights

•	In the first quarter, we increased our quarterly dividend for the 21st consecutive year, to $0.29 per share.

•	On January 12, 2015, we completed the acquisition of Rockwood for a purchase price of approximately $5.7 billion.

•	In connection with the acquisition of Rockwood, we realigned our organizational structure under three reportable segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment.

•	On February 19, 2015, our Chemetall Surface Treatment segment completed the acquisition of all remaining shares of its Shanghai Chemetall joint venture for a purchase price of $57.6 million.

Albemarle Corporation and Subsidiaries

•	We repaid our $325.0 million senior notes which matured on February 1, 2015.

•
We announced a new leading-edge catalyst that will further strengthen our position in the hydrocracking pre-treat (“HC-PT”) market. Pilot plant testing of the new HC-PT catalyst is complete and commercial sales have begun.

•
On May 1, 2015, our Chemetall Surface Treatment segment completed the acquisition of the aluminum finishing business of Chemal GmbH & Co. KG (“Chemal GmbH”), based in Hamm, Germany. Cash paid in connection with this acquisition was approximately $2.2 million.

•
We announced the start of commissioning activities associated with our new, state-of-the-art lithium carbonate production plant located at our La Negra site in northern Chile. We believe the 20,000 MT plant will help enable the Company to meet the accelerating demand for lithium.

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

•
On October 15, 2015, we redeemed all of the outstanding 4.625% senior notes issued by our wholly-owned subsidiary, Rockwood Specialties Group, Inc., at a redemption price of 103.469% of the principal amount of $1.25 billion, plus accrued and unpaid interest to the redemption date. The 4.625% senior notes were repaid with proceeds from a new term loan credit facility, comprised of a 364-day term loan facility in an aggregate principal amount of $300 million and a five-year term loan facility in an aggregate principal amount of $950 million.

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

•
We announced the first commercial application of our AlkyStarTM catalyst technology in Shandong, China. Our zeolite-based AlkyStarTM catalyst successfully produced high-quality alkylate after start-up of the world’s first solid acid catalyst alkylation unit.

•
On November 5, 2015, we signed a definitive agreement to sell our Tribotecc metal sulfides business to Treibacher Industrie AG. On January 4, 2016, the Company closed the sale of this business. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide syntheses process. We received net proceeds of approximately $137 million in the first quarter of 2016 from the sale of this business.

•
On December 16, 2015, the Company signed a definitive agreement to sell its minerals-based flame retardants and specialty chemicals businesses to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction includes Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses and received net proceeds of approximately $187 million.

•	On December 23, 2015, we paid approximately $4.8 million in connection with the acquisition of the remaining noncontrolling interests’ share of Nanjing Chemetall Surface Technologies Co., Ltd.

•
We achieved earnings from continuing operations of $360.1 million during 2015 as compared to $230.4 million for 2014. Our operating results contributed $360.7 million to cash flows from operations in 2015. Earnings from continuing operations for 2015 includes pension and other postretirement benefit (“OPEB”) actuarial gains of $27.8 million after income taxes, compared to pension and OPEB actuarial losses of $83.3 million after income taxes in 2014.

Outlook
On October 26, 2015, we announced that effective January 1, 2016, Performance Chemicals will be split into two separate reportable segments: (1) Bromine Specialties, and (2) Lithium and Advanced Materials, which will include Performance Catalyst Solutions and Curatives. Each unit will have a dedicated team of sales, product management, research & development, process technology, manufacturing, sourcing, sales and operations planning and customer service groups and will have full accountability for improving execution through greater asset and market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business.

Albemarle Corporation and Subsidiaries

The current global business environment presents a diverse set of opportunities and challenges in the markets we serve, from slow and uneven global growth, currency exchange volatility, significantly lower crude oil prices, a dynamic pricing environment in bromine derivatives and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, diverse energy storage needs including exciting opportunities in electric vehicles, and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, significant deleveraging following our acquisition of Rockwood, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions. Additionally, we are on track to exceed our original expectations regarding synergies from the acquisition of the Rockwood businesses earlier in the year.
Through 2015, our operations were managed and reported under three reportable segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted.
Performance Chemicals: We expect 2016 to be a challenging year for Bromine sales and profitability growth due to an expected decline in demand of clear brine fluids used in offshore drilling projects as well as the expiration of a methyl bromide supply agreement at the end of 2015 that was not replaced. Through working capital discipline and strong controls on costs, we expect to generate healthy cash flows in the Bromine business despite these challenges.
For Lithium and Advanced Materials, we expect continued strong growth in 2016 led by demand in battery grade applications and continued price improvement in Lithium. Performance Catalyst Solutions experienced strong growth in 2015 due market demand in general and due to certain competitor outages, and we expect to maintain a similar level of profitability in 2016.
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
On a long-term basis for Bromine, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in 2015 held up better than expected, but is likely to still be impacted negatively in the short term as a result of sustained lower oil prices impacting offshore drilling projects around the world. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to resume a solid growth trajectory once oil prices recover from recent levels as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
On a long-term basis for Lithium and Advanced Materials, we believe that demand for lithium will continue to grow as new applications for lithium power continue to be developed and the use of Plug-in Hybrid Electric Vehicles and Battery Electric Vehicles escalates. In addition, we expect growth in Performance Catalyst Solutions to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East.
Refining Solutions: 2015 net sales were down 14% and Adjusted EBITDA was down 23% due largely to declines in clean fuels technology sales volumes slightly offset by solid growth in heavy oil upgrading volumes. In 2016, despite some near-term concerns about how the price of oil will impact the crude slate used by refineries and the resulting demand for catalysts, we expect to see continued, sustained high level performance from heavy oil upgrading as well as improvement in clean fuels technology results due to increased change outs by refiners and an improved product mix, although certain national oil companies, among others, are expected to look for ways to delay catalysts change outs due to the current oil economic environment.
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

Albemarle Corporation and Subsidiaries

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
Chemetall Surface Treatment: Demand for surface treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industrial markets, including heavy equipment, household appliances, manufacturing, heating, ventilation and aluminum finishing. We believe that our strong customer relationships, service, and our geographic and end market diversity coupled with the growth coming from recently completed acquisitions, will lead to continued growth for 2016.
On a longer term basis, we expect to continue to generate growth from our focus on new product development, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.
All Other: In 2015, we announced our intention to pursue strategic alternatives for several businesses: minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides, which together comprise the “All Other” category. We closed on the sale of the metal sulfides business on January 4, 2016 and we closed on the sale of the minerals-based flame retardants and specialty chemicals business on February 1, 2016.
Corporate: In the first quarter of 2016, we increased our quarterly dividend rate to $0.305 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2016 to be approximately 23.0%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2015 include an actuarial gain of $38.9 million ($27.8 million after income taxes), as compared to a loss of $130.8 million ($83.3 million after income taxes) for the year ended December 31, 2014.
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

Selected Financial Data	Year Ended December 31,			Percentage Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(In thousands, except percentages and per share amounts)
NET SALES	$3,651,335	$2,445,548	$2,394,270	49%	2%
Cost of goods sold	2,454,463	1,674,700	1,543,799	47%	8%
GROSS PROFIT	1,196,872	770,848	850,471	55%	(9)%
GROSS PROFIT MARGIN	32.8%	31.5%	35.5%
Selling, general and administrative expenses	512,274	355,135	158,189	44%	125%
Research and development expenses	102,871	88,310	82,246	16%	7%
Restructuring and other, net	(6,804)	25,947	33,361	(126)%	(22)%
Acquisition and integration related costs	146,096	30,158	—	384%	*
OPERATING PROFIT	442,435	271,298	576,675	63%	(53)%
OPERATING PROFIT MARGIN	12.1%	11.1%	24.1%
Interest and financing expenses	(132,722)	(41,358)	(31,559)	221%	31%
Other income (expenses), net	48,474	(16,761)	(6,674)	*	151%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	358,187	213,179	538,442	68%	(60)%
Income tax expense	29,122	18,484	134,445	58%	(86)%
Effective tax rate	8.1%	8.7%	25.0%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	329,065	194,695	403,997	69%	(52)%
Equity in net income of unconsolidated investments (net of tax)	30,999	35,742	31,729	(13)%	13%
NET INCOME FROM CONTINUING OPERATIONS	360,064	230,437	435,726	56%	(47)%
(Loss) income from discontinued operations (net of tax)	—	(69,531)	4,108	(100)%	*
NET INCOME	360,064	160,906	439,834	124%	(63)%
Net income attributable to noncontrolling interests	(25,158)	(27,590)	(26,663)	(9)%	3%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$334,906	$133,316	$413,171	151%	(68)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	9.9%	9.4%	18.2%
Basic earnings (loss) per share:
Continuing operations	$3.01	$2.57	$4.88	17%	(47)%
Discontinued operations	—	(0.88)	0.05	(100)%	*
	$3.01	$1.69	$4.93	78%	(66)%
Diluted earnings (loss) per share:
Continuing operations	$3.00	$2.57	$4.85	17%	(47)%
Discontinued operations	—	(0.88)	0.05	(100)%	*
	$3.00	$1.69	$4.90	78%	(66)%
* Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2015 to 2014
Net Sales
For the year ended December 31, 2015, we recorded net sales of $3.65 billion, a 49% increase compared to net sales of $2.45 billion for the corresponding period of 2014. Approximately $1.4 billion of the increase was attributable to the impact of the Rockwood acquisition. Excluding the acquisition of Rockwood, net sales decreased by $210.1 million primarily due to $106.5 million of unfavorable sales volumes, $87.7 million of unfavorable impacts from currency translation and $15.8 million of unfavorable price impacts due to market conditions and portfolio mix. The unfavorable sales volumes were due to lower Clean Fuels Technologies, Fine Chemistry Services, and Bromine volumes partially offset by increased Heavy Oil Upgrading and PCS sales volumes. The unfavorable price impacts were primarily due to lower Refining Solutions, Fine Chemistry Services, and PCS prices partly offset by favorable price impacts for Bromine.
Gross Profit
For the year ended December 31, 2015, our gross profit increased $426.0 million, or 55%, from the corresponding 2014 period. Gross profit for 2015 includes $1.4 million of pension and OPEB benefits (including mark-to-market actuarial gains of $2.0 million) allocated to cost of good sold, as compared to $36.5 million of pension and OPEB costs (including mark-to-market actuarial losses of $36.4 million) allocated to cost of goods sold in 2014. Excluding the $37.9 million increase in gross profit related to pension and OPEB plans, gross profit increased by $388.1 million due to $470.9 million of gross profit attributable to the performance of the acquired Rockwood business, which includes a $75.9 million charge for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition, partially offset by an $82.8 million decrease in gross profit due primarily to unfavorable impacts from currency translation, unfavorable price impacts due to market conditions and portfolio mix and lower overall sales volumes. Overall, these factors contributed to a higher gross profit margin for the year ended December 31, 2015 of 32.8%, up from 31.5% in the corresponding period of 2014. Excluding the impact of pension and OPEB mark-to-market actuarial losses and gains, our gross profit margin was 32.7% in 2015 and 33.0% in 2014.
The mark-to-market actuarial loss in 2014 is primarily attributable to: (a) a decrease in the weighted-average discount rate for our pension plans to 4.03% from 5.00% to reflect market conditions as of the December 31, 2014 measurement date, and (b) changes in mortality assumptions, and to a lesser extent, other demographic assumptions related to our pension plans. The mark-to-market actuarial loss in 2014 was partially offset by a higher return on pension plan assets in 2014 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. pension plan assets was 8.87% versus an expected return of 6.91%.
Selling, General and Administrative Expenses
For the year ended December 31, 2015, our selling, general and administrative (“SG&A”) expenses increased $157.1 million, or 44%, compared to the year ended December 31, 2014. SG&A expenses for 2015 includes approximately $37.4 million of pension and OPEB benefits (including mark-to-market actuarial gains of $36.9 million) allocated to SG&A, as compared to $97.1 million of pension and OPEB costs (including mark-to-market actuarial losses of $94.5 million) allocated to SG&A in 2014. Excluding the $134.5 million decrease in SG&A related to pension and OPEB plans, SG&A increased by $291.6 million, or 13.0%, due to the acquisition of Rockwood, net of realized synergies. As a percentage of net sales, SG&A expenses were 14.0% in 2015, compared to 14.5% in 2014. Excluding the impact of pension and OPEB mark-to-market actuarial losses and gains, SG&A expenses as a percentage of net sales were 15.0% in 2015 and 10.7% in 2014.
The mark-to-market actuarial gain in 2015 is primarily attributable to: (a) an increase in the weighted-average discount rate to 4.67% from 4.18% for our U.S. pension plans and to 2.89% from 2.34% for our foreign pension plans to reflect market conditions as of the December 31, 2015 measurement date, and (b) changes in mortality assumptions. The mark-to-market actuarial gain in 2015 was partially offset by a lower return on pension plan assets in 2015 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (2.74)% versus an expected return of 6.85%. The mark-to-market actuarial loss in 2014 resulted from the factors as discussed in Gross Profit above.
Research and Development Expenses
For the year ended December 31, 2015, our R&D expenses increased $14.6 million, or 16%, from the year ended December 31, 2014, primarily due to the acquisition of Rockwood. As a percentage of net sales, R&D expenses were 2.8% in 2015, compared to 3.6% in 2014.

Albemarle Corporation and Subsidiaries

Restructuring and Other, Net
Included in restructuring and other, net, for the year ended December 31, 2015 is a gain of $6.8 million ($5.4 million after income taxes) recognized upon the sale of land in Avonmouth, U.K., which was utilized by the phosphorus flame retardants business we exited in 2012. Restructuring and other, net, of $25.9 million for the year ended December 31, 2014 includes the following items:

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

Acquisition and Integration Related Costs
The year ended December 31, 2015 includes $137.7 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $8.4 million of costs in connection with other significant projects. The year ended December 31, 2014 includes $23.6 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $6.6 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the year ended December 31, 2015 increased $91.4 million to $132.7 million from the corresponding 2014 period, due mainly to higher borrowing levels in connection with the acquisition of Rockwood. Included in 2015 is a charge of approximately $5.4 million related to the early extinguishment of the 4.625% senior notes we assumed from Rockwood.
Other Income (Expenses), Net
Other income (expenses), net, for the year ended December 31, 2015 was $48.5 million versus ($16.8) million for the corresponding 2014 period. The change was due mainly to $54.7 million of favorable foreign currency translation gains and a $12.3 million reduction in amortization of bridge facility fees and other financing fees related to the acquisition of Rockwood. The foreign currency gains are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Income Tax Expense
The effective income tax rate for 2015 was 8.1% compared to 8.7% for 2014. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S, including net impacts on the release of the liability from earnings that were not indefinitely invested and were repatriated from legacy Rockwood. Our effective tax rate for 2015 was affected by discrete net tax benefit items of $41.6 million related mainly to the release of prior year uncertain tax positions associated with lapses in statutes of limitations and audit closures, items associated with U.S. provision to return adjustments, and an OPEB plan termination gain recorded in the period. Our effective income tax rate in 2014 was affected by tax benefits of $74.2 million related to restructuring charges, a pension plan actuarial loss and the release of reserves related principally to the expiration of the U.S. federal statute of limitations. See Note 20, “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. federal statutory income tax rate to our effective rate for 2015 and 2014.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $31.0 million for the year ended December 31, 2015 compared to $35.7 million in the same period last year. The current year equity in net income of unconsolidated investments includes a $27.1 million charge for utilization of fair value adjustments to inventories as well as a $2.0 million impairment charge related to our unconsolidated investment in Fábrica Carioca de Catalisadores SA. Excluding theses charges, equity in net income of unconsolidated investments increased by $24.4 million primarily due to equity income derived from unconsolidated investments we acquired from Rockwood (Performance Chemicals and Chemetall Surface Treatment segments), partially offset

Albemarle Corporation and Subsidiaries

by lower equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to lower sales volumes.
Loss from Discontinued Operations
Loss from discontinued operations, after income taxes, of $69.5 million for the year ended December 31, 2014 includes a pre-tax charge of $85.5 million ($65.7 million after income taxes) related to the sale of our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc., which closed on September 1, 2014. This charge represented the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell, and was primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.
Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2015, net income attributable to noncontrolling interests was $25.2 million compared to $27.6 million in the same period last year. This decrease of $2.4 million was due primarily to changes in consolidated income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $334.9 million for the year ended December 31, 2015, from $133.3 million for the corresponding period of 2014. The total estimated impact of the Rockwood acquisition is income of approximately $3.8 million before income taxes, including earnings of the acquiree (as included in Note 2, “Acquisitions” to our consolidated financial statements included in Part II, Item 8 of this report), acquisition and integration related costs, interest expense associated with additional borrowings, and other currency transaction gains related to the execution of the closing. Excluding the impact of the Rockwood acquisition, net income increased approximately $197.8 million primarily due to a $144.4 million decrease in pension and OPEB charges versus the prior year, the loss from discontinued operations and restructuring and other charges in the prior year of $69.5 million and $25.9 million, respectively, plus the gain on sale of land of $6.8 million in restructuring and other for the 2015 period, partly offset by unfavorable impacts in operating profit of approximately $48.8 million, including the unfavorable impacts of currency translation.
Other Comprehensive Loss, Net of Tax
Total other comprehensive loss, after income taxes, was $360.8 million in 2015 compared to $178.7 million in 2014. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2015, other comprehensive loss from foreign currency translation adjustments was $413.0 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $279 million, the British Pound Sterling of approximately $49 million, the Brazilian Real of approximately $30 million, the Turkish Lira of approximately $10 million, the Korean Won of approximately $7 million, the Chinese Renminbi of approximately $8 million, the South African Rand of approximately $8 million and a net unfavorable variance in various other currencies totaling approximately $23 million (each approximately $5 million or less). Also included in total other comprehensive loss for 2015 is income of $50.9 million in connection with the revaluation of our €700.0 million senior notes which were designated as a hedge of our net investment in foreign operations. In 2014, other comprehensive loss from foreign currency translation adjustments was $168.8 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $124 million, the Chinese Renminbi of approximately $18 million and the Brazilian Real of approximately $13 million. Also included in total other comprehensive loss for 2014 is a realized loss of $21.0 million related to an interest rate swap which settled in the fourth quarter of 2014, and income of $11.4 million in connection with the revaluation of our €700.0 million senior notes and settlement of related foreign currency forward contracts, both of which were designated as a hedge of our net investment in foreign operations.
Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2014 have been recast to reflect the change in segments previously noted and a change in our measure of segment profit or loss to adjusted EBITDA as discussed below. During the first quarter we announced our intention to pursue strategic alternatives for several businesses - mineral flame retardants, fine chemistry services and metal sulfides, which together comprise the “All Other” category. The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the reportable segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating

Albemarle Corporation and Subsidiaries

pension and OPEB items”) are included in Corporate. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Beginning in 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

	Year Ended December 31,				Percentage Change
	2015	%	2014	%	2015 vs. 2014
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$1,610,319	44.1%	$1,121,645	45.9%	44%
Refining Solutions	729,261	20.0%	852,139	34.8%	(14)%
Chemetall Surface Treatment	824,906	22.6%	—	—%	*
All Other	471,434	12.9%	471,764	19.3%	—%
Corporate	15,415	0.4%	—	—%	*
Total net sales	$3,651,335	100.0%	$2,445,548	100.0%	49%

Adjusted EBITDA:
Performance Chemicals	$535,520	55.8%	$306,572	54.5%	75%
Refining Solutions	197,595	20.6%	256,485	45.6%	(23)%
Chemetall Surface Treatment	202,028	21.1%	—	—%	*
All Other	53,993	5.6%	73,973	13.2%	(27)%
Corporate	(29,814)	(3.1)%	(74,875)	(13.3)%	(60)%
Total adjusted EBITDA	$959,322	100.0%	$562,155	100.0%	71%
* Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
2015
Adjusted EBITDA	$535,520	$197,595	$202,028	$935,143	$53,993	$(29,814)	$959,322
Depreciation and amortization	(120,248)	(34,039)	(78,903)	(233,190)	(18,183)	(8,703)	(260,076)
Utilization of inventory markup(a)	(79,977)	—	(20,030)	(100,007)	(3,029)	—	(103,036)
Restructuring and other, net	—	—	—	—	—	6,804	6,804
Acquisition and integration related costs(b)	—	—	—	—	—	(146,096)	(146,096)
Interest and financing expenses	—	—	—	—	—	(132,722)	(132,722)
Income tax expense	—	—	—	—	—	(29,122)	(29,122)
Non-operating pension and OPEB items	—	—	—	—	—	46,244	46,244
Other(c)	—	(1,971)	—	(1,971)	—	(4,441)	(6,412)
Net income (loss) attributable to Albemarle Corporation	$335,295	$161,585	$103,095	$599,975	$32,781	$(297,850)	$334,906
2014
Adjusted EBITDA	$306,572	$256,485	$—	$563,057	$73,973	$(74,875)	$562,155
Depreciation and amortization(d)	(51,707)	(32,670)	—	(84,377)	(13,478)	(2,552)	(100,407)
Restructuring and other, net	—	—	—	—	—	(25,947)	(25,947)
Acquisition and integration related costs(b)	—	—	—	—	—	(30,158)	(30,158)
Interest and financing expenses	—	—	—	—	—	(41,358)	(41,358)
Income tax expense	—	—	—	—	—	(18,484)	(18,484)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(69,531)	(69,531)
Non-operating pension and OPEB items	—	—	—	—	—	(125,462)	(125,462)
Other(e)	—	—	—	—	—	(17,492)	(17,492)
Net income (loss) attributable to Albemarle Corporation	$254,865	$223,815	$—	$478,680	$60,495	$(405,859)	$133,316

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup was expensed over the estimated remaining selling period. For the year ended December 31, 2015, $75.9 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $27.1 million, related to the utilization of the inventory markup.

(b)	See “Acquisition and Integration Related Costs” on page 36 for a description of these costs.

(c)
Refining Solutions includes an impairment charge of approximately $2.0 million related to our unconsolidated investment in Fábrica Carioca de Catalisadores SA. Corporate includes approximately $4.4 million of financing-related fees expensed in connection with the acquisition of Rockwood.

(d)	Excludes discontinued operations.

(e)	Financing-related fees expensed in connection with the acquisition of Rockwood.
Performance Chemicals
Performance Chemicals segment net sales for the year ended December 31, 2015 were $1.61 billion, up $488.7 million, or 44%, in comparison to the same period in 2014. The increase was driven mainly by the acquisition of Rockwood, $26.0 million of favorable PCS volumes due to higher demand, and $9.4 million of favorable Bromine price impacts on certain products, partly offset by $21.8 million of unfavorable Bromine volumes on weaker demand and $27.9 million of unfavorable impacts from currency translation, primarily due to the weaker European Union Euro. Adjusted EBITDA for Performance Chemicals was up 75%, or $228.9 million, to $535.5 million for the year ended December 31, 2015, compared to the same period in 2014, with approximately $213.5 million due to the acquisition of Rockwood, $24.6 million in higher PCS sales volumes due to strong demand, and $9.4 million in favorable Bromine pricing impacts due to market conditions, offset partly by $16.1 million of unfavorable impacts of currency translation, primarily due to the weaker European Union Euro.

Albemarle Corporation and Subsidiaries

Refining Solutions
Refining Solutions segment net sales for the year ended December 31, 2015 were $729.3 million, a decrease of $122.9 million, or 14%, compared to the year ended December 31, 2014. This decrease was predominantly due to $103.5 million of unfavorable Clean Fuels Technology volumes due to customer demand, $15.0 million unfavorable Clean Fuels Technology and Heavy Oil Upgrading pricing impacts due to product and customer mix, and $30.4 million of unfavorable impacts from currency translation, primarily due to the weaker European Union Euro, partially offset by $30.4 million of higher Heavy Oil Upgrading volumes. Refining Solutions adjusted EBITDA decreased 23%, or $58.9 million, to $197.6 million for the year ended December 31, 2015 in comparison to the corresponding period of 2014. This decrease was due primarily to lower overall sales volumes primarily in Clean Fuels Technology due to lower demand, unfavorable pricing and mix due to economic conditions and specific crude feeds, and unfavorable impacts of currency translation, primarily due to the weaker European Union Euro, partially offset by $21.7 million in favorable pricing on raw materials and natural gas.
Chemetall Surface Treatment
Arising from the acquisition of Rockwood, Chemetall Surface Treatment segment net sales and adjusted EBITDA for the year ended December 31, 2015 were $824.9 million, and $202.0 million, respectively.
All Other
All Other net sales for the year ended December 31, 2015 were $471.4 million, a decrease of $0.3 million compared to the year ended December 31, 2014. The decrease was driven mainly by $55.3 million of unfavorable Fine Chemistry Services volumes, and $29.4 million of unfavorable impacts from currency translation impacts, primarily due to the weaker European Union Euro, offset by the acquisition of Rockwood. All Other adjusted EBITDA was down 27%, or $20.0 million, for the year ended December 31, 2015 in comparison to the same period of 2014. This decrease was due primarily to lower overall sales and unfavorable impacts from currency translation, primarily due to the weaker European Union Euro, partially offset by the acquisition of Rockwood.
Corporate
Corporate adjusted EBITDA was a charge of $29.8 million for the year ended December 31, 2015, a decrease of $45.1 million, compared to the year ended December 31, 2014. The change was due mainly to $52.7 million of foreign currency translation gains and achieved synergies partially offset by the acquisition of Rockwood. The foreign translation gains are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Comparison of 2014 to 2013
Net Sales
For the year ended December 31, 2014, we recorded net sales of $2.45 billion, a 2% increase compared to net sales of $2.39 billion for the corresponding period of 2013. This increase was due primarily to favorable volume impacts of approximately $60.1 million in Refining Solutions, $11.3 million in Minerals and $8.3 million in Performance Chemicals partially offset by unfavorable volume impacts of approximately $27.8 million in Fine Chemistry Services and unfavorable currency impacts of approximately $2.2 million due to a stronger U.S. Dollar as we closed out the year.
Gross Profit
For the year ended December 31, 2014, our gross profit decreased $79.6 million, or 9%, from the corresponding 2013 period. Our gross profit for 2014 was impacted by approximately $36.5 million of pension and OPEB costs (including mark-to-market actuarial losses of $36.4 million) allocated to cost of goods sold, as compared to $42.2 million of pension and OPEB benefits (including mark-to-market actuarial gains of $42.7 million) allocated to cost of goods sold in 2013. Overall, these factors contributed to our gross profit margin of 31.5% for 2014, down from 35.5% in 2013. Excluding the impact of pension and OPEB mark-to-market actuarial losses and gains, our gross profit margin was 33.0% in 2014 and 33.7% in 2013.
The mark-to-market actuarial loss in 2014 is primarily attributable to: (a) a decrease in the weighted-average discount rate for our pension plans to 4.03% from 5.00% to reflect market conditions as of the December 31, 2014 measurement date, and (b) changes in mortality assumptions, and to a lesser extent, other demographic assumptions related to our pension plans. The mark-to-market actuarial loss in 2014 was partially offset by a higher return on pension plan assets in 2014 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. pension plan assets was 8.87% versus an expected return of 6.91%.

Albemarle Corporation and Subsidiaries

The mark-to-market actuarial gain in 2013 is primarily attributable to: (a) an increase in the weighted-average discount rate for our pension plans to 5.00% from 4.04% to reflect market conditions as of the December 31, 2013 measurement date; (b) the weighted-average actual return on U.S. pension plan assets of 15.07% was higher than the expected return of 7.25% as a result of overall market and investment portfolio performance; and (c) changes in demographic assumptions related to our pension plans, such as mortality rates, rates of compensation and other factors.
Selling, General and Administrative Expenses
For the year ended December 31, 2014, our SG&A expenses increased $196.9 million, or 125%, compared to the year ended December 31, 2013. This increase was primarily due to unfavorable pension and OPEB items and incentive compensation costs. SG&A expenses for 2014 includes approximately $97.1 million of pension and OPEB costs (including mark-to-market actuarial losses of $94.5 million), as compared to $90.5 million of pension and OPEB benefits (including mark-to-market actuarial gains of $96.3 million) in 2013. The mark-to-market actuarial losses and gains in 2014 and 2013, respectively, resulted from the factors as discussed in Gross Profit above.
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
Restructuring and Other, Net
Restructuring and other, net, of $25.9 million for the year ended December 31, 2014 includes the following items:

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
Acquisition and Integration Related Costs
The year ended December 31, 2014 includes $23.6 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $6.6 million of costs in connection with other significant projects. Acquisition-related costs incurred during the year ended December 31, 2013 are included in SG&A expenses and were not significant.
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

Albemarle Corporation and Subsidiaries

Income Tax Expense
The effective income tax rate for 2014 was 8.7% compared to 25.0% for 2013. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods mainly due to the impact of earnings from outside the U.S. Our effective income tax rate in 2014 was affected by tax benefits of $74.2 million related to restructuring charges, a pension plan actuarial loss and the release of reserves related principally to the expiration of the U.S. federal statute of limitations. See Note 20, “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. federal statutory income tax rate to our effective rate for 2014 and 2013.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $35.7 million for the year ended December 31, 2014 compared to $31.7 million in the same period last year. This increase was due primarily to higher equity income reported by our Refining Solutions segment joint ventures Nippon Ketjen Company Limited and Fábrica Carioca de Catalisadores SA, our Performance Chemicals segment joint venture Stannica, and our Magnifin joint venture (included in All Other), partly offset by lower equity income amounts reported by our Refining Solutions segment joint venture Eurecat.
(Loss) Income from Discontinued Operations
(Loss) income from discontinued operations, after income taxes, was ($69.5) million for the year ended December 31, 2014, compared to $4.1 million for the year ended December 31, 2013. Included in 2014 is a pre-tax charge of ($85.5) million ($65.7 million after income taxes), which represented the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell. This charge was primarily attributable to the write-off of goodwill, intangibles and long-lived assets, net of cumulative foreign currency translation gains of $17.8 million.
Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2014, net income attributable to noncontrolling interests was $27.6 million compared to $26.7 million in the same period last year. This increase of $0.9 million was due primarily to higher profits of our consolidated joint venture JBC in the 2014 period.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $133.3 million for the year ended December 31, 2014, from $413.2 million for the corresponding period of 2013 primarily due to an unfavorable impact of $73.6 million (after income taxes) related to discontinued operations, unfavorable impacts of $266.4 million related to pension and OPEB items mainly resulting from an actuarial loss in 2014 compared to an actuarial gain in 2013, charges of $30.2 million in 2014 for certain significant acquisition-related costs (of which $23.6 million relates to the acquisition of Rockwood), higher manufacturing and SG&A costs of approximately $33.0 million, higher interest and financing expenses of $9.8 million, and higher other expenses, net, of $10.1 million, partly offset by lower income tax expense of $116.0 million, lower restructuring and other, net, of $7.4 million, favorable volume impacts of approximately $12.2 million on market demand, and lower variable input costs of approximately $9.3 million.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, after income taxes, was ($178.7) million in 2014 compared to $31.3 million in 2013. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2014, other comprehensive (loss) from foreign currency translation adjustments was ($168.8) million, mainly as a result of unfavorable movements of approximately $(124) million in the European Union Euro, $(18) million in the Chinese Renminbi and ($13) million in the Brazilian Real. Also included in total other comprehensive (loss) income, for 2014 is ($21.0) million related to a realized loss on an interest rate swap which settled in the fourth quarter, and $11.4 million in connection with the revaluation of our €700.0 million senior notes and settlement of related foreign currency forward contracts, both of which were designated as a hedge of our net investment in foreign operations. In 2013, other comprehensive income from foreign currency translation adjustments was $31.7 million, mainly as a result of favorable movements in the European Union Euro of approximately $42 million, partially offset by unfavorable movements in the Brazilian Real of approximately $14 million.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2014	%	2013	%	2014 vs. 2013
	(In thousands, except percentages)
Net sales:
Performance Chemicals	$1,121,645	45.9%	$1,141,890	47.7%	(2)%
Refining Solutions	852,139	34.8%	775,207	32.4%	10%
All Other	471,764	19.3%	477,173	19.9%	(1)%
Total net sales	$2,445,548	100.0%	$2,394,270	100.0%	2%

Adjusted EBITDA:
Performance Chemicals	$306,572	54.5%	$364,712	65.4%	(16)%
Refining Solutions	256,485	45.6%	190,388	34.1%	35%
All Other	73,973	13.2%	71,691	12.9%	3%
Corporate	(74,875)	(13.3)%	(69,240)	(12.4)%	8%
Total adjusted EBITDA	$562,155	100.0%	$557,551	100.0%	1%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
2014
Adjusted EBITDA	$306,572	$256,485	$563,057	$73,973	$(74,875)	$562,155
Depreciation and amortization(a)	(51,707)	(32,670)	(84,377)	(13,478)	(2,552)	(100,407)
Restructuring and other, net	—	—	—	—	(25,947)	(25,947)
Acquisition and integration related costs(b)	—	—	—	—	(30,158)	(30,158)
Interest and financing expenses	—	—	—	—	(41,358)	(41,358)
Income tax expense	—	—	—	—	(18,484)	(18,484)
Loss from discontinued operations (net of tax)	—	—	—	—	(69,531)	(69,531)
Non-operating pension and OPEB items	—	—	—	—	(125,462)	(125,462)
Other(c)	—	—	—	—	(17,492)	(17,492)
Net income (loss) attributable to Albemarle Corporation	$254,865	$223,815	$478,680	$60,495	$(405,859)	$133,316
2013
Adjusted EBITDA	$364,712	$190,388	$555,100	$71,691	$(69,240)	$557,551
Depreciation and amortization(a)	(46,225)	(33,580)	(79,805)	(13,323)	(2,188)	(95,316)
Restructuring and other, net	—	—	—	—	(33,361)	(33,361)
Interest and financing expenses	—	—	—	—	(31,559)	(31,559)
Income tax expense	—	—	—	—	(134,445)	(134,445)
Income from discontinued operations (net of tax)	—	—	—	—	4,108	4,108
Non-operating pension and OPEB items	—	—	—	—	146,193	146,193
Net income (loss) attributable to Albemarle Corporation	$318,487	$156,808	$475,295	$58,368	$(120,492)	$413,171

(a)	Excludes discontinued operations.

(b)	See “Acquisition and Integration Related Costs” on page 41 for a description of these costs.

(c)	Financing-related fees expensed in connection with the acquisition of Rockwood.

Albemarle Corporation and Subsidiaries

Performance Chemicals
Performance Chemicals segment net sales for the year ended December 31, 2014 were $1.12 billion, down $20.2 million, or 2%, in comparison to the same period in 2013. The decrease was due to lower Bromine sales volumes of $28.5 million, unfavorable Bromine pricing of $16.6 million, unfavorable PCS pricing of $8.7 million and $3.3 million of unfavorable currency exchange impacts partially offset by $36.7 million of increased PCS sales volumes. Adjusted EBITDA for Performance Chemicals was down 16%, or $58.1 million, to $306.6 million for the year ended 2014 compared to 2013, as a result of lower pricing due to market conditions, higher manufacturing and SG&A costs of approximately $22.0 million, and unfavorable currency impacts of approximately $2.3 million mainly due to the weaker Japanese yen.
Refining Solutions
Refining Solutions segment net sales for the year ended December 31, 2014 were $852.1 million, an increase of $76.9 million, or 10%, compared to the year ended December 31, 2013. This increase was primarily due $35.1 million of increased Clean Fuels Technology sales volumes, $23.7 million of increase Heavy Oil Upgrading sales volumes, $1.4 million of increased Chemical Catalysts sales volumes, and $16.6 million of favorable price impacts in both Heavy Oil Upgrading and Clean Fuels Technology. Refining Solutions adjusted EBITDA increased 35%, or $66.1 million, to $256.5 million for the year ended December 31, 2014 in comparison to the corresponding period of 2013. This increase was due primarily to higher overall sales volumes, improved pricing, and a $3.1 million increase in equity income reported by our Nippon Ketjen Company Limited joint venture primarily due to higher sales volumes
All Other
All Other net sales for the year ended December 31, 2014 were $471.8 million, a decrease of $5.4 million, or 1% compared to the year ended December 31, 2013. The decrease was driven mainly by $27.8 million of unfavorable Fine Chemistry Services volumes partially offset by $11.3 million of increased Minerals sales volumes, $9.3 million of improved price impacts and $1.9 million of favorable currency exchange impacts. All Other adjusted EBITDA was up 3%, or $2.3 million, for the year ended December 31, 2014 in comparison to the same period in 2014. This increase was due primarily to a favorable mix of sales volumes, $9.3 million of favorable price impacts, and lower SG&A costs.
Corporate
Corporate adjusted EBITDA was a charge of $74.9 million for the year ended December 31, 2014, an increase of $5.6 million, compared to the year ended December 31, 2013. The change was due mainly to unfavorable incentive compensation costs.
Summary of Critical Accounting Policies and Estimates
Estimates, Assumptions and Reclassifications
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of revenues, expenses, assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Listed below are the estimates and assumptions that we consider to be critical in the preparation of our financial statements.
Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation.
Property, Plant and Equipment. We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from 2 to 60 years and depreciation is recorded on the straight-line method, with the exception of our long-term mineral rights, which are depleted on a units-of-production method. We evaluate the recovery of our property, plant and equipment by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
Acquisition Method of Accounting. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition for acquired businesses. Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and

Albemarle Corporation and Subsidiaries

outflows, discount rates, customer attrition rates, royalty rates, market prices and tax rates, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 2, “Acquisitions” to our consolidated financial statements included in Part II, Item 8 of this report.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2015 and concluded there was no impairment as of that date. In addition, no indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
We assess our indefinite-lived intangible assets, which include trade names and in-progress research and development, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first to assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount.
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with our Lithium business and Chemetall Surface Treatment segment which are amortized using the

Albemarle Corporation and Subsidiaries

pattern of economic benefit method, definite-lived intangible assets are amortized using the straight-line method. We evaluate the recovery of our definite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized. See Note 12, “Goodwill and Other Intangibles” to our consolidated financial statements included in Part II, Item 8 of this report.
Pension Plans and Other Postretirement Benefits
Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of our pension and OPEB plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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
During 2015, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2015, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2015 measurement date.
In selecting the discount rates for the foreign plans, we look at long-term yields on AA-rated corporate bonds when available. Our actuaries have developed yield curves based on the yields of constituent bonds in the various indices as well as on other market indicators such as swap rates, particularly at the longer durations. For the Eurozone, we apply the Aon Hewitt yield curve to projected cash flows from the relevant plans to derive the discount rate. For the U.K., the discount rate is determined by applying the Aon Hewitt yield curve for typical schemes of similar duration to projected cash flows of Albemarle’s U.K. plan. In other countries where there is not a sufficiently deep market of high-quality corporate bonds, we set the discount rate by referencing the yield on government bonds of an appropriate duration.
At December 31, 2015, the weighted-average discount rate for the U.S. and foreign pension plans was increased to 4.67% and 2.89%, respectively, from 4.18% and 2.34%, respectively, at December 31, 2014 to reflect market conditions as of the December 31, 2015 measurement date. The discount rate for the OPEB plans at December 31, 2015 and 2014 was 4.59% and 4.15%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2015 and 2014, the weighted-average expected rate of return on U.S. pension plan assets was 6.85% and 6.91%, respectively, and the weighted-average expected rate of return on foreign pension plan assets was 5.63% and 4.00%, respectively. Effective January 1, 2016, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.90% and 5.65%,

Albemarle Corporation and Subsidiaries

respectively. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2015 and 2014. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2016.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2015, the assumed weighted-average rate of compensation increase changed to 3.17% from 3.40% for our foreign pension plans.
In October 2014, the Society of Actuaries (“SOA”) published updated mortality tables which reflect increased life expectancy. We revised our mortality assumptions to incorporate the new set of mortality tables issued by the SOA for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2014. Further, the SOA released an updated Mortality Improvement Scale, MP-2015, on October 8, 2015. The updated improvement scale incorporates two additional years of mortality data and reflects a trend toward somewhat smaller improvements in longevity. In addition, the SOA released a set of factors to adjust the RP-2014 Mortality Tables to base year 2006. We revised our mortality assumption to incorporate these updated mortality improvements for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2015.
At December 31, 2015, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(130,542)	$3,680	$157,588	$(5,268)
Other postretirement benefits	$(5,160)	$254	$6,192	$(320)
Expected return on plan assets:
Pension	*	$(6,712)	*	$6,712
Other postretirement benefits	*	$(27)	*	$27
* Not applicable.
Of the $694.1 million total pension and postretirement assets at December 31, 2015, $83.1 million, or approximately 12%, are measured using significant unobservable inputs (Level 3). Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Part II, Item 8 of this report.
Income Taxes
We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. In order to record deferred tax assets and liabilities, we are following guidance under ASU 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance.
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
We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition

Albemarle Corporation and Subsidiaries

threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Interest and penalties related to income tax liabilities are included in Income tax expense on the consolidated statements of income.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2011. In 2015, the IRS continued its audit of legacy Albemarle’s U.S. consolidated group for 2011 and 2012. Additionally, in 2015 the IRS finalized its audit of legacy Rockwood’s U.S. consolidated group for 2010 and 2011. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2010.
With respect to jurisdictions outside the U.S., several audits are in process. During 2015, the German tax authorities continued and announced audits on multiple German subsidiaries for various years from 2006 through 2013, the Belgium tax authorities continued the audit of our Belgium subsidiary for 2012 and 2013, and audits of two of our Korean entities for 2011 through 2013 were closed. We also have various audits ongoing for the years 2007 through 2014 related to Russia, the Philippines, India, Italy, and France.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $3.3 million as a result of closure of tax statutes.
We have designated the undistributed earnings of substantially all of our foreign operations as indefinitely invested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. If it is determined that cash can be repatriated with little to no tax consequences, we may choose to repatriate cash at that time. Our foreign earnings are computed under U.S. federal tax earnings and profits (“E&P”) principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested.
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

Albemarle Corporation and Subsidiaries

Cash Flow
Our cash and cash equivalents were $213.7 million at December 31, 2015 as compared to $2.5 billion at December 31, 2014. Cash provided by operating activities was $360.7 million, $492.6 million and $432.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
The decrease in cash provided by operating activities in 2015 versus 2014 was primarily due to higher acquisition and integration related costs in connection with the Rockwood acquisition, higher payments for interest and higher payments for income taxes in 2015, as compared to 2014. The increase in cash provided by operating activities in 2014 versus 2013 was primarily due to a decrease in accounts receivable and higher dividends received from unconsolidated investments in 2014, partially offset by a decrease in accrued expenses.
During 2015, cash on hand, cash provided by operations, a return of capital from an unconsolidated investment and proceeds from borrowings funded $2.1 billion for acquisitions, $227.6 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $119.3 million, and pension and postretirement contributions of $21.6 million. Also during 2015, our consolidated joint venture, JBC, paid dividends of approximately $70 million, which resulted in dividends to noncontrolling interests of $23.3 million. During 2014, cash on hand, cash provided by operations and proceeds from divestitures funded payments of $150.0 million for repurchases of our common stock, $110.6 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $84.1 million, $33.4 million for the settlement of a forward starting interest rate swap, debt financing costs of $17.6 million and pension and postretirement contributions of $13.9 million. Also during 2014, our consolidated joint venture, JBC, paid dividends of approximately $51 million, which resulted in dividends to noncontrolling interests of $15.5 million. Additionally, in 2014 we issued a series of new senior notes totaling approximately $1.9 billion. During 2013, proceeds from borrowings net of repayments, cash on hand and cash provided by operations funded payments of $582.3 million for repurchases of our common stock, $155.3 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $78.1 million and pension and postretirement contributions of $13.3 million. Also during 2013, our consolidated joint venture, JBC, paid dividends of approximately $38 million, which resulted in dividends to noncontrolling interests of $10.0 million.
Net current assets decreased to approximately $214.3 million at December 31, 2015 from $2.21 billion at December 31, 2014, with the decrease being largely due to lower cash and cash equivalents in connection with acquisitions in 2015. Included in net current assets at December 31, 2015 is $275.8 million of assets held for sale, net of related liabilities. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures were $227.6 million, $110.6 million and $155.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, and were incurred mainly for plant, machinery and equipment. We expect our capital expenditures to approximate $230 million in 2016 for capacity increases, cost reduction and continuity of operations projects.
On November 5, 2015, the Company signed a definitive agreement to sell its Tribotecc metal sulfides business to Treibacher Industrie AG. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide syntheses process. On January 4, 2016, the Company closed the sale of this business. We received net proceeds of approximately $137 million, and we currently expect to record a gain in the first quarter of 2016 related to the sale of this business.
On December 16, 2015, the Company signed a definitive agreement to sell its mineral-based flame retardants and specialty chemicals businesses to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction includes Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses. We received net proceeds of approximately $187 million, subject to post-closing adjustments. We currently expect to record a gain in the first quarter of 2016 related to the sale of these businesses.
During 2014 and 2013 we repurchased approximately 2.2 million shares and 9.2 million shares of our common stock, respectively, pursuant to the terms of our Board authorized share repurchase program. All of the shares repurchased in 2014 and approximately 7.1 million of the shares repurchased in 2013 were also repurchased pursuant to the terms of accelerated share repurchase agreements with major financial institutions. As of December 31, 2015, there were 3,749,340 remaining shares available for repurchase under the Company’s authorized share repurchase program.

Albemarle Corporation and Subsidiaries

On February 26, 2016, we increased our quarterly dividend rate to $0.305 per share, a 5% increase from the quarterly rate of $0.29 per share paid in 2015.
During 2015, we incurred $137.7 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $8.4 million of costs in connection with other significant projects. In 2014, we incurred $23.6 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $6.6 million of costs in connection with other significant projects. We currently anticipate incurring additional acquisition and integration related costs of approximately $60 million through 2016 in connection with the acquisition of Rockwood; actual results may differ from this estimate.
At December 31, 2015 and December 31, 2014, our cash and cash equivalents included $200.7 million and $558.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2015, 2014 and 2013, we repatriated approximately $122.5 million, $10.0 million and $7.2 million of cash associated with earnings, respectively, as part of these foreign earnings cash repatriation activities. With regard to the access of internal cash from Albemarle, Rockwood and their respective subsidiaries to help fund the Merger, the structure implemented did not impact the indefinite investment assertion of Albemarle as no taxes were triggered in the movements of Albemarle’s cash. With regard to the acquisition of Rockwood, the Company’s purchase price accounting included tax liabilities related to the repatriation of cash that occurred in 2015. As of December 31, 2015, the deferred tax liability has been fully utilized as the repatriation planning has concluded. We have asserted that substantially all future earnings of former Rockwood entities have been elected to be indefinitely invested.
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
Long-Term Debt
Our $325.0 million aggregate principal amount of senior notes, issued on January 20, 2005 and bearing interest at a rate of 5.10%, matured and were repaid on February 1, 2015. We currently have the following senior notes outstanding:

Issue Month/Year	Principal (in millions)	Interest Rate	Interest Payment Dates		Maturity Date
December 2014	€700.0	1.875%	December 8		December 8, 2021
November 2014	$250.0	3.00%	June 1	December 1	December 1, 2019
November 2014	$425.0	4.15%	June 1	December 1	December 1, 2024
November 2014	$350.0	5.45%	June 1	December 1	December 1, 2044
December 2010	$350.0	4.50%	June 15	December 15	December 15, 2020
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

Albemarle Corporation and Subsidiaries

subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.
Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bore interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and had a scheduled maturity of October 15, 2020. Under the terms of the indenture governing the 4.625% senior notes, as amended and supplemented, on October 15, 2015, our wholly-owned subsidiary, Rockwood Specialties Group, Inc., redeemed all of the outstanding 4.625% senior notes at a redemption price equal to 103.469% of the principal amount of the notes, representing a premium of $43.3 million, plus accrued and unpaid interest to the redemption date. The guarantees of the 4.625% senior notes and the senior notes we issued in 2014 were released upon repayment of the 4.625% senior notes.
The 4.625% senior notes we assumed from Rockwood were repaid with proceeds from a new term loan agreement we entered into on September 14, 2015 (the “September 2015 Term Loan Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders. The September 2015 Term Loan Agreement provides for borrowings under a 364-day term loan facility (the “364-Day Facility”) and a five-year term loan facility (the “Five-Year Facility”), or collectively, the “Term loan facilities.” As of December 31, 2015, aggregate amounts outstanding under the 364-Day Facility and the Five-Year Facility were $300.0 million and $950.0 million, respectively. As of February 19, 2016, we repaid the 364-Day Facility in full and we repaid approximately $31 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sale of the Company’s Tribotecc metal sulfides business and the sale of the Company’s minerals-based flame retardants and specialty chemicals businesses, both of which closed in the first quarter of 2016. Borrowings under the facilities bear interest equal to, at the option of the Company: (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of December 31, 2015, the interest rate on both Term loan facilities was LIBOR plus 1.375%.
Borrowings under the 364-Day Facility were required to be repaid 364 days after initial funding. Borrowings under the Five-Year Facility are required to be repaid in equal quarterly installments on the last business day of each March, June, September and December, beginning with September 30, 2016, and ending with the last such day to occur prior to the fifth anniversary after initial funding (each a “Payment Date”), in an aggregate principal amount equal to (a) in the case of each Payment Date occurring on or after the first anniversary and prior to the second anniversary of initial funding, 1.25% of the aggregate principal amount of such loans, and (b) in the case of each Payment Date occurring on or after the second anniversary of initial funding, equal to 2.5% of the aggregate principal amount of such loans. On the fifth anniversary after initial funding, any remaining amounts outstanding under the Five-Year Facility become due and payable. Additionally, the agreement requires that proceeds from divestitures of the Company’s Tribotecc metal sulfides business and the Company’s minerals-based flame retardants and specialty chemicals businesses, and intended divestiture of its Fine Chemistry Services business, must be used to repay amounts outstanding under the September 2015 Term Loan Agreement. Borrowings under the September 2015 Term Loan Agreement are subject to customary affirmative and negative covenants, including a maximum leverage ratio requirement that is aligned with the maximum leverage ratio requirement of our February 2014 Credit Agreement.
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”). The applicable margin on the facility was 1.300% as of December 31, 2015. There were no borrowings outstanding under the February 2014 Credit Agreement as of December 31, 2015.
Borrowings under the February 2014 Credit Agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, which reflects adjustments for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges and other significant non-recurring items (herein “consolidated adjusted EBITDA” or “adjusted EBITDA”), as of the end of any fiscal quarter; (b) with the exception of certain liens as specified in the agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 Credit Agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (c) with the exception of certain indebtedness as specified in the agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. On August 15, 2014, certain amendments were

Albemarle Corporation and Subsidiaries

made to the February 2014 Credit Agreement which includes, among other things, an increase in the maximum leverage ratio (as described above) from 3.50 to 4.50 for the first four quarters following the completion of the acquisition of Rockwood, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2015, we had $351.3 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.07% and a weighted-average maturity of 29 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at December 31, 2015 and December 31, 2014.
The non-current portion of our long-term debt amounted to $3.2 billion at December 31, 2015, compared to $2.2 billion at December 31, 2014. The increase is attributable to debt associated with the acquisition of Rockwood. In addition, at December 31, 2015, we had the ability to borrow $648.7 million under our commercial paper program and the February 2014 Credit Agreement, and $154.1 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2015 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $63.8 million at December 31, 2015. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
The following table summarizes our contractual obligations for capital projects, various take or pay and throughput agreements, long-term debt, operating leases and other commitments as of December 31, 2015 (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Long-term debt obligations(a)	$677,345	$59,130	$86,400	$335,479	$1,158,351	$1,544,512
Expected interest payments on long-term debt obligations(b)	92,761	95,719	99,338	101,072	82,496	525,695
Operating lease obligations (rental)	14,643	10,664	9,217	7,436	6,665	21,124
Take or pay / throughput agreements(c)	43,654	11,762	6,363	6,063	5,923	11,484
Letters of credit and guarantees	24,789	11,248	3,190	14	210	24,356
Capital projects	36,599	1,580	—	—	—	—
Total	$889,791	$190,103	$204,508	$450,064	$1,253,645	$2,127,171

(a)	Amounts represent the expected principal payments of our long-term debt, including capital leases, and do not include any fair value adjustments or premiums or discounts.

(b)
Interest on our fixed rate borrowings was calculated based on the stated rates of such borrowings. A weighted average interest rate of approximately 1.53% was used for our remaining long-term debt obligations.

(c)
These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

Albemarle Corporation and Subsidiaries

Amounts in the table above exclude required employer pension contributions. Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan (“SERP”), are expected to approximate $13 million in 2016. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $18.0 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2015.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $101.7 million and $25.3 million at December 31, 2015 and 2014, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $50.9 million and $22.1 million at December 31, 2015 and 2014, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
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
We had cash and cash equivalents totaling $213.7 million as of December 31, 2015, of which $200.7 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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

Albemarle Corporation and Subsidiaries

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
Our environmental and safety operating costs charged to expense were $42.2 million, $35.7 million and $44.0 million in 2015, 2014 and 2013, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2015 totaled approximately $35.3 million, an increase of $26.1 million from $9.2 million at December 31, 2014. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2015, 2014 and 2013.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $25.0 million, $15.2 million and $14.1 million in 2015, 2014 and 2013, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed the criteria for reporting discontinued operations and modified related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modified the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements became effective on January 1, 2015. For additional information, refer to Note 3, “Divestitures,” to our consolidated financial statements included in Part II, Item 8 of this report.
In May 2014, the FASB issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the Accounting Standards Codification (“ASC”). Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. We are assessing the impact of these new requirements on our financial statements.
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

Albemarle Corporation and Subsidiaries

beginning after December 15, 2015, and early adoption is permitted. We do not expect this guidance to have a significant impact on our financial statements.
In February 2015, the FASB issued accounting guidance that changes the analysis that reporting entities must perform to determine whether certain types of legal entities should be consolidated. Specifically, the amendments affect (a) limited partnerships and similar legal entities; (b) the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (c) certain investment funds. These amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are assessing the impact of these amendments on our financial statements, however we do not expect this guidance to have a significant impact on our financial statements.
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
In November 2015, the FASB issued accounting guidance that changes the balance sheet classification of deferred tax assets and liabilities. The guidance requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance. As allowed by the provisions of this new guidance, we early-adopted this new

Albemarle Corporation and Subsidiaries

guidance in the fourth quarter of 2015 on a prospective basis. Accordingly, deferred tax asset and liability amounts as of December 31, 2014 were not retrospectively adjusted.
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early application is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The primary currencies to which we have foreign currency exchange rate exposure are the European Union Euro, Japanese Yen, Singapore Dollar, Chinese Renminbi, Australian Dollar, Chilean Peso and the British Pound Sterling. In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.
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
At December 31, 2015, our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $217.7 million and with a fair value representing a net liability position of $0.3 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2015, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $0.2 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $19.2 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2015, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
On December 18, 2014, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in accumulated other comprehensive income (loss).
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $1.7 billion and $392.3 million outstanding at December 31, 2015 and 2014, respectively. These borrowings represented 44% and 13% of total outstanding debt and bore average interest rates of 1.51% and 0.82% at December 31, 2015 and 2014, respectively. A hypothetical 10% increase (approximately 15 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.6 million as of December 31, 2015. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Historically, we have not used futures, options or swap contracts to manage the volatility

Albemarle Corporation and Subsidiaries

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management’s assessment of internal control over financial reporting as of December 31, 2015 excludes Rockwood Holdings, Inc. (“Rockwood”) because it was acquired by the Company in a purchase business combination during 2015. Rockwood is a wholly-owned subsidiary whose total assets and total net sales represent 31% and 39%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV

Luther C. Kissam IV
President, Chief Executive Officer and Director
(principal executive officer and principal financial officer)
February 29, 2016

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Albemarle Corporation:
In our opinion, the accompanying consolidated financial statements listed in the index appearing under Item 15(a) (1) present fairly, in all material respects, the financial position of Albemarle Corporation and its subsidiaries (or the “Company”) at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Rockwood Holdings, Inc. (or “Rockwood”) from its assessment of internal control over financial reporting as of December 31, 2015 because it was acquired by the Company in a purchase business combination during 2015. We have also excluded Rockwood from our audit of internal control over financial reporting. Rockwood is a wholly-owned subsidiary whose total assets and total net sales represent 31% and 39%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2015.

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 29, 2016

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2015	2014	2013
Net sales	$3,651,335	$2,445,548	$2,394,270
Cost of goods sold	2,454,463	1,674,700	1,543,799
Gross profit	1,196,872	770,848	850,471
Selling, general and administrative expenses	512,274	355,135	158,189
Research and development expenses	102,871	88,310	82,246
Restructuring and other, net	(6,804)	25,947	33,361
Acquisition and integration related costs	146,096	30,158	—
Operating profit	442,435	271,298	576,675
Interest and financing expenses	(132,722)	(41,358)	(31,559)
Other income (expenses), net	48,474	(16,761)	(6,674)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	358,187	213,179	538,442
Income tax expense	29,122	18,484	134,445
Income from continuing operations before equity in net income of unconsolidated investments	329,065	194,695	403,997
Equity in net income of unconsolidated investments (net of tax)	30,999	35,742	31,729
Net income from continuing operations	360,064	230,437	435,726
(Loss) income from discontinued operations (net of tax)	—	(69,531)	4,108
Net income	360,064	160,906	439,834
Net income attributable to noncontrolling interests	(25,158)	(27,590)	(26,663)
Net income attributable to Albemarle Corporation	$334,906	$133,316	$413,171
Basic earnings (loss) per share:
Continuing operations	$3.01	$2.57	$4.88
Discontinued operations	—	(0.88)	0.05
	$3.01	$1.69	$4.93
Diluted earnings (loss) per share:
Continuing operations	$3.00	$2.57	$4.85
Discontinued operations	—	(0.88)	0.05
	$3.00	$1.69	$4.90
Weighted-average common shares outstanding—basic	111,182	78,696	83,839
Weighted-average common shares outstanding—diluted	111,556	79,102	84,322
Cash dividends declared per share of common stock	$1.16	$1.10	$0.96
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)
Year Ended December 31	2015	2014	2013
Net income	$360,064	$160,906	$439,834
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(412,999)	(168,809)	31,704
Pension and postretirement benefits	(758)	(487)	(502)
Net investment hedge	50,861	11,384	—
Interest rate swap	2,101	(20,962)	—
Other	29	136	135
Total other comprehensive (loss) income, net of tax	(360,766)	(178,738)	31,337
Comprehensive (loss) income	(702)	(17,832)	471,171
Comprehensive income attributable to noncontrolling interests	(23,267)	(27,510)	(27,019)
Comprehensive (loss) income attributable to Albemarle Corporation	$(23,969)	$(45,342)	$444,152
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2015	2014
Assets
Current assets:
Cash and cash equivalents	$213,734	$2,489,768
Trade accounts receivable, less allowance for doubtful accounts (2015—$4,148; 2014—$1,563)	552,828	385,212
Other accounts receivable	79,877	49,423
Inventories	508,728	358,361
Other current assets	71,351	66,086
Assets held for sale	404,485	—
Total current assets	1,831,003	3,348,850
Property, plant and equipment, at cost	3,881,162	2,620,670
Less accumulated depreciation and amortization	1,396,424	1,388,802
Net property, plant and equipment	2,484,738	1,231,868
Investments	455,417	194,042
Other assets	216,998	160,956
Goodwill	2,893,811	243,262
Other intangibles, net of amortization	1,733,047	44,125
Total assets	$9,615,014	$5,223,103
Liabilities and Equity
Current liabilities:
Accounts payable	$306,517	$231,705
Accrued expenses	402,379	166,174
Current portion of long-term debt	677,345	711,096
Dividends payable	32,306	21,458
Liabilities held for sale	128,706	—
Income taxes payable	69,432	9,453
Total current liabilities	1,616,685	1,139,886
Long-term debt	3,174,674	2,223,035
Postretirement benefits	49,647	56,424
Pension benefits	381,552	170,534
Other noncurrent liabilities	254,826	87,705
Deferred income taxes	736,317	56,884
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 112,219 in 2015 and 78,031 in 2014	1,122	780
Additional paid-in capital	2,059,151	10,447
Accumulated other comprehensive loss	(421,288)	(62,413)
Retained earnings	1,615,407	1,410,651
Total Albemarle Corporation shareholders’ equity	3,254,392	1,359,465
Noncontrolling interests	146,921	129,170
Total equity	3,401,313	1,488,635
Total liabilities and equity	$9,615,014	$5,223,103

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2013	88,899,209	$889	$2,761	$85,264	$1,744,684	$1,833,598	$98,410	$1,932,008
Net income					413,171	413,171	26,663	439,834
Other comprehensive income				30,981		30,981	356	31,337
Cash dividends declared					(79,833)	(79,833)	(10,014)	(89,847)
Stock-based compensation and other			9,072			9,072		9,072
Exercise of stock options	191,732	2	5,551			5,553		5,553
Shares repurchased	(9,198,056)	(92)	(4,542)		(577,664)	(582,298)		(582,298)
Tax benefit related to stock plans			3,266			3,266		3,266
Issuance of common stock, net	256,834	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(96,877)	(1)	(6,148)			(6,149)		(6,149)
Balance at December 31, 2013	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Balance at January 1, 2014	80,052,842	$801	$9,957	$116,245	$1,500,358	$1,627,361	$115,415	$1,742,776
Net income					133,316	133,316	27,590	160,906
Other comprehensive loss				(178,658)		(178,658)	(80)	(178,738)
Cash dividends declared					(86,364)	(86,364)	(15,535)	(101,899)
Noncontrolling interests’ share of contributed capital in subsidiary						—	1,780	1,780
Stock-based compensation and other			13,556			13,556		13,556
Exercise of stock options	77,546	1	2,712			2,713		2,713
Shares repurchased	(2,190,254)	(22)	(13,319)		(136,659)	(150,000)		(150,000)
Tax benefit related to stock plans			826			826		826
Issuance of common stock, net	141,937	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(51,547)	(1)	(3,284)			(3,285)		(3,285)
Balance at December 31, 2014	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					334,906	334,906	25,158	360,064
Other comprehensive loss				(358,875)		(358,875)	(1,891)	(360,766)
Cash dividends declared					(130,150)	(130,150)	(23,286)	(153,436)
Stock-based compensation and other			13,696			13,696		13,696
Exercise of stock options	18,000	—	517			517		517
Tax deficiency related to stock plans			(167)			(167)		(167)
Issuance of common stock, net	85,900	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550	17,582	2,054,132
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Purchase of noncontrolling interest						—	(4,655)	(4,655)
Shares withheld for withholding taxes associated with common stock issuances	(28,137)	—	(1,550)			(1,550)		(1,550)
Balance at December 31, 2015	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2015	2014	2013
Cash and cash equivalents at beginning of year	$2,489,768	$477,239	$477,696
Cash flows from operating activities:
Net income	360,064	160,906	439,834
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	260,076	103,572	107,370
(Gain) loss associated with restructuring and other	(6,804)	6,333	—
Loss on disposal of businesses	—	85,515	—
Stock-based compensation	15,188	14,267	10,164
Excess tax benefits realized from stock-based compensation arrangements	(121)	(826)	(3,266)
Equity in net income of unconsolidated investments (net of tax)	(30,999)	(35,742)	(31,729)
Dividends received from unconsolidated investments and nonmarketable securities	59,912	40,688	21,632
Pension and postretirement (benefit) expense	(38,817)	133,681	(132,707)
Pension and postretirement contributions	(21,613)	(13,916)	(13,294)
Unrealized gain on investments in marketable securities	(1,239)	(825)	(3,681)
Deferred income taxes	(136,298)	(64,947)	64,865
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(8,788)	36,221	(65,906)
Decrease (increase) in inventories	27,649	(6,486)	(1,810)
Decrease in other current assets excluding deferred income taxes	12,756	5,809	5,261
Increase in accounts payable	23,745	28,296	19,267
(Decrease) increase in accrued expenses and income taxes payable	(96,896)	(6,680)	12,185
Other, net	(57,126)	6,743	4,674
Net cash provided by operating activities	360,689	492,609	432,859
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	(2,051,645)	—	—
Other acquisitions, net of cash acquired	(48,845)	—	—
Capital expenditures	(227,649)	(110,576)	(155,346)
Decrease in restricted cash	57,550	—	—
Cash payments related to acquisitions and other	—	—	(2,565)
Cash proceeds from divestitures, net	8,883	104,718	—
Return of capital from unconsolidated investment	98,000	—	—
Payment for settlement of interest rate swap	—	(33,425)	—
Sales of marketable securities, net	998	649	169
Repayments from (long-term advances to) joint ventures	2,156	(7,499)	—
Net cash used in investing activities	(2,160,552)	(46,133)	(157,742)
Cash flows from financing activities:
Proceeds from issuance of senior notes	—	1,888,197	—
Proceeds from borrowings of other long-term debt	2,250,000	—	117,000
Repayments of long-term debt	(2,626,241)	(6,017)	(135,733)
Other borrowings (repayments), net	54,625	(5,825)	398,544
Dividends paid to shareholders	(119,302)	(84,102)	(78,107)
Dividends paid to noncontrolling interests	(23,286)	(15,535)	(10,014)
Purchase of noncontrolling interest	(4,784)	—	—
Repurchases of common stock	—	(150,000)	(582,298)
Proceeds from exercise of stock options	517	2,713	5,553
Excess tax benefits realized from stock-based compensation arrangements	121	826	3,266
Withholding taxes paid on stock-based compensation award distributions	(1,549)	(3,284)	(6,149)
Debt financing costs	(4,544)	(17,644)	(108)
Other	(3,882)	—	—
Net cash (used in) provided by financing activities	(478,325)	1,609,329	(288,046)
Net effect of foreign exchange on cash and cash equivalents	2,154	(43,276)	12,472
(Decrease) increase in cash and cash equivalents	(2,276,034)	2,012,529	(457)
Cash and cash equivalents at end of year	$213,734	$2,489,768	$477,239

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
As described further in Note 2, “Acquisitions,” we completed our acquisition of Rockwood Holdings, Inc. (“Rockwood”) on January 12, 2015. The consolidated financial statements contained herein include the results of operations of Rockwood, commencing on January 13, 2015.
Organizational Realignment
As a result of the Rockwood acquisition, in 2015 we realigned our organizational structure under three reportable segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. Throughout this document, including these consolidated financial statements and related footnotes, current and prior year financial information is presented in accordance with this structure.
Discontinued Operations
Effective January 1, 2015, a component or group of components that is classified as held for sale or that has been disposed of by sale, and which represents a strategic shift that has or will have a major effect on our operations and financial results, is reported as discontinued operations beginning in the period when these criteria are met. Our assets and liabilities held for sale at December 31, 2015 did not meet the criteria to be presented as discontinued operations.
On September 1, 2014, the Company closed the sale of its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. In accordance with the accounting guidance for discontinued operations in effect prior to January 1, 2015, the financial results of this disposed group were presented as discontinued operations in the consolidated statements of income and excluded from segment results for 2014 and 2013. See Note 3, “Divestitures” for additional information.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our long-term mineral rights, which are depleted on a units-of-production method.
We evaluate the recovery of our property, plant and equipment by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
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
Environmental Compliance and Remediation
Environmental compliance costs include the cost of purchasing and/or constructing assets to prevent, limit and/or control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives. Environmental compliance costs also include maintenance and operating costs with respect to pollution prevention and control facilities and other administrative costs. Such operating costs are expensed as incurred. Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. We accrue for environmental remediation costs and post-remediation costs that relate to existing conditions caused by past operations at facilities or off-plant disposal sites in the accounting period in which responsibility is established and when the related costs are estimable. In developing these cost estimates, we evaluate currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. If the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2015 and concluded there was no impairment as of that date. In addition, no indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
We assess our indefinite-lived intangible assets, which include trade names and in-progress research and development, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first to assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount.
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with our Lithium business and Chemetall Surface Treatment segment, which are amortized using the pattern of economic benefit method, definite-lived intangible assets are amortized using the straight-line method. We evaluate the recovery of our definite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized. See Note 12, “Goodwill and Other Intangibles.”
Pension Plans and Other Postretirement Benefits
Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of our pension and other postretirement benefit (“OPEB”) plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:

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
During 2015, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2015, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2015 measurement date.
In selecting the discount rates for the foreign plans, we look at long-term yields on AA-rated corporate bonds when available. Our actuaries have developed yield curves based on the yields on the constituent bonds in the various indices as well as on other market indicators such as swap rates, particularly at the longer durations. For the Eurozone, we apply the Aon Hewitt yield curve to projected cash flows from the relevant plans to derive the discount rate. For the UK, the discount rate is determined by applying the Aon Hewitt yield curve for typical schemes of similar duration to projected cash flows of Albemarle’s UK plan. In other countries where there is not a sufficiently deep market of high-quality corporate bonds, we set the discount rate by referencing the yield on government bonds of an appropriate duration.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates.
In October 2014, the Society of Actuaries (“SOA”) published updated mortality tables which reflect increased life expectancy. We revised our mortality assumptions to incorporate the new set of mortality tables issued by the SOA for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2014. Further, the SOA released an updated Mortality Improvement Scale, MP-2015, on October 8, 2015. The updated improvement scale incorporates two additional years of mortality data and reflects a trend toward somewhat smaller improvements in longevity. In addition, the SOA released a set of factors to adjust the RP-2014 Mortality Tables to base year 2006. We revised our mortality assumption to incorporate these updated mortality improvements for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2015.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Employee Savings Plans
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. Additionally, the Company sponsors various defined contribution plans for certain employees at foreign locations, the most significant of which is a plan in the Netherlands similar to a collective defined contribution plan.
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
Stock-based Compensation Expense
The fair value of restricted stock awards, restricted stock unit awards and performance unit awards with a service condition are determined based on the number of shares or units granted and the quoted price of our common stock on the date of grant, and the fair value of stock options is determined using the Black-Scholes valuation model. The fair value of performance unit awards with a service condition and a market condition are estimated on the date of grant using a Monte Carlo simulation model. The fair value of these awards is determined after giving effect to estimated forfeitures. Such value is recognized as expense over the service period, which is generally the vesting period of the equity grant. To the extent restricted stock awards, restricted stock unit awards, performance unit awards and stock options are forfeited prior to vesting in excess of the estimated forfeiture rate, the corresponding previously recognized expense is reversed as an offset to operating expenses.
Income Taxes
We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. In order to record deferred tax assets and liabilities, we are following guidance under ASU 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance.
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
We only recognize a tax benefit after concluding that it is more likely than not that the benefit will be sustained upon audit by the respective taxing authority based solely on the technical merits of the associated tax position. Once the recognition threshold is met, we recognize a tax benefit measured as the largest amount of the tax benefit that, in our judgment, is greater than 50% likely to be realized. Under current accounting guidance for uncertain tax positions, interest and penalties related to income tax liabilities are included in Income tax expense on the consolidated statements of income.
We have designated the undistributed earnings of substantially all of our foreign operations as indefinitely invested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. If it is determined that cash can be repatriated with little to no tax consequences, we may choose to repatriate cash at that time. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested.
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
Foreign exchange transaction gains (losses) were $51.8 million, ($3.7) million and ($10.6) million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in Other income (expenses), net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows. The gains in 2015 are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by changes in the value of the underlying foreign currency exposures being hedged. Unless otherwise noted, gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net, and generally do not have a significant impact on results of operations.
We may also enter into interest rate swaps, collars or similar instruments from time to time, with the objective of reducing interest rate volatility relating to our borrowing costs.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. Our foreign currency forward contracts outstanding at December 31, 2015 and 2014 have not been designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that changed the criteria for reporting discontinued operations and modified related disclosure requirements to provide users of financial statements with more information about the assets, liabilities, revenues and expenses of discontinued operations. The guidance modified the definition of discontinued operations by limiting its scope to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. Additionally, these new requirements require entities to disclose the pretax profit or loss related to disposals of significant components that do not qualify as discontinued operations. These new requirements became effective on January 1, 2015. Refer to Note 3, “Divestitures” for additional information.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In February 2015, the FASB issued accounting guidance that changes the analysis that reporting entities must perform to determine whether certain types of legal entities should be consolidated. Specifically, the amendments affect (a) limited partnerships and similar legal entities; (b) the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (c) certain investment funds. These amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are assessing the impact of these amendments on our financial statements, however we do not expect this guidance to have a significant impact on our financial statements.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2015, the FASB issued accounting guidance that eliminates the requirement to retrospectively adjust prior period financial statements for measurement-period adjustments that occur in periods after a business combination is consummated. Measurement-period adjustments should continue to be calculated as if they were known at the acquisition date, but will now be recognized in the reporting period in which they are determined. The new guidance also requires that the acquirer present separately on the face of the income statement or disclose in the notes the amount recorded in current-period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to provisional amounts had been recognized as of the acquisition date. As allowed by the provisions of this new guidance, we early-adopted this new guidance in the third quarter of 2015. Refer to Note 2, “Acquisitions” for additional information about the adoption of these new requirements.
In November 2015, the FASB issued accounting guidance that changes the balance sheet classification of deferred tax assets and liabilities. The guidance requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance. As allowed by the provisions of this new guidance, we early-adopted this new guidance in the fourth quarter of 2015 on a prospective basis. Accordingly, deferred tax asset and liability amounts as of December 31, 2014 were not retrospectively adjusted.
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early application is permitted. We have not evaluated the impact of the updated guidance on our consolidated financial statements.

NOTE 2—Acquisitions:
On July 15, 2014, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire all the outstanding shares of Rockwood (the “Merger”). On January 12, 2015 (the “Acquisition Closing Date”), we completed the acquisition of Rockwood for a purchase price of approximately $5.7 billion. As a result, Rockwood became a wholly-owned subsidiary of Albemarle. The cash consideration was funded with proceeds from our 2014 Senior Notes, August 2014 Term Loan Agreement, Cash Bridge Facility and February 2014 Credit Agreement, each of which is described further in Note 14, “Long-Term Debt.” The fair value of the equity consideration was based on the closing price of Albemarle’s common stock on the Acquisition Closing Date of $59.70 per share, as reported on the New York Stock Exchange.
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
Subsequent to the acquisition of Rockwood, Albemarle continues to be a leading global developer, manufacturer and marketer of technologically advanced and high value-added specialty chemicals. We are a leading integrated and low-cost global producer of lithium and lithium compounds used in lithium ion batteries for electronic devices, alternative transportation vehicles and energy storage technologies, meeting the significant growth in global demand for these products. We are also one of the largest global producers of surface treatments and coatings for metal processing, servicing the automotive, aerospace and general industrial markets.
Included in Net sales and Net income attributable to Albemarle Corporation for the year ended December 31, 2015 is approximately $1.4 billion and $176.2 million, respectively, attributable to the businesses acquired from Rockwood. Included in Acquisition and integration related costs on our consolidated statement of income for the year ended December 31, 2015 is $137.7 million of costs directly related to the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs), and $8.4 million of costs in connection with other significant projects. Acquisition and integration related costs for the year ended December 31, 2014 includes $23.6 million of costs directly related to the acquisition of Rockwood and $6.6 million of costs in connection with other significant projects. Acquisition-related costs incurred during the year ended December 31, 2013 are included in Selling, general and administrative (“SG&A”) expenses and were not significant.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon third-party appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $2.8 billion and was recorded as goodwill.
The following table summarizes the consideration paid for Rockwood and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Total purchase price	$5,725,321

Net assets acquired:
Cash and cash equivalents	$1,555,139
Trade and other accounts receivable	262,947
Inventories	290,326
Other current assets	86,267
Property, plant and equipment	1,377,249
Investments	529,453
Other assets	25,538
Definite-lived intangible assets:
Patents and technology	227,840
Trade names and trademarks	258,740
Customer lists and relationships	1,264,227
Indefinite-lived intangible assets:
Trade names and trademarks	104,380
Other	26,410
Current liabilities	(406,513)
Long-term debt	(1,319,132)
Pension benefits	(316,086)
Other noncurrent liabilities	(195,052)
Deferred income taxes	(845,965)
Noncontrolling interests	(17,582)
Total identifiable net assets	2,908,186
Goodwill	2,817,135
Total net assets acquired	$5,725,321
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Significant changes to the purchase price allocation since our initial preliminary estimates reported in the first quarter of 2015 were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment, investments and intangible assets and increases in certain other noncurrent liabilities and noncontrolling interests, which resulted in an increase to recognized goodwill of approximately $192.3 million. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of specific property, plant and equipment and intangible assets, and related deferred income taxes. The fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement-period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement-period adjustments to the estimated fair values will be reflected as if the adjustments had been completed on the acquisition date. The impact of all changes that do not qualify as measurement-period adjustments will be included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to a possible impairment of the intangible assets or goodwill, or require acceleration of the amortization of intangible assets in subsequent periods.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.
The weighted-average amortization periods for the intangible assets acquired are 20 years for patents and technology, 20 years for trade names and trademarks and 24 years for customer lists and relationships. The weighted-average amortization period for all definite-lived intangible assets acquired is 23 years.
Long-term debt assumed primarily includes Rockwood’s 4.625% senior notes with an aggregate principal amount of $1.25 billion and a fair value adjustment of approximately $43.7 million related to the senior notes. The fair value adjustment was based primarily on reported market values using Level 1 inputs. See Note 14, “Long-Term Debt,” for additional information about these senior notes.
As discussed further in Note 1, “Summary of Significant Accounting Policies,” in the third quarter of 2015 the Company early-adopted new accounting guidance that changes the reporting requirements for measurement-period adjustments that occur in periods after a business combination is consummated. For the three months ended December 31, 2015, Depreciation and amortization expense included in Cost of goods sold was reduced by approximately $3.0 million as a result of measurement period adjustments related to previous reporting periods. There were no significant measurement-period adjustments recorded in the consolidated statement of income for the year ended December 31, 2015 that related to previous reporting periods.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the years ended December 31, 2015 and 2014 assume that the Merger occurred on January 1, 2014. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and income taxes. The pro forma amounts for the years ended December 31, 2015 and 2014 were adjusted to exclude approximately $137.7 million and $23.6 million, respectively, of nonrecurring acquisition and integration related costs. Additionally, pro forma amounts for the year ended December 31, 2015 were adjusted to exclude approximately $103.0 million of charges related to the utilization of the inventory markup as further described in Note 25, “Segment and Geographic Area Information.” The 2014 pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Merger. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

	Year Ended December 31,
	2015	2014
	(in thousands, except per share amounts)
Pro forma Net sales	$3,684,665	$3,870,428
Pro forma Net income from continuing operations	$527,997	$353,313
Pro forma Net income from continuing operations per share:
Basic	$4.75	$3.13
Diluted	$4.73	$3.12
Litigation Related to the Merger
On February 19, 2015, Verition Multi-Strategy Master Fund Ltd. and Verition Partners Master Fund Ltd., who collectively owned approximately 882,000 shares of Rockwood common stock immediately prior to the Merger, commenced an action in the Delaware Chancery Court seeking appraisal of their shares of Rockwood common stock pursuant to Delaware General Corporation Law § 262. These shareholders exercised their right not to receive the Merger Consideration for each share of Rockwood common stock owned by such shareholders. Following the Merger, these shareholders ceased to have any rights with respect to their Rockwood shares, except for their rights to seek an appraisal of the cash value of their Rockwood shares under Delaware law. On March 16, 2015, Albemarle, on behalf of Rockwood, filed an Answer and Verified List in response to

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the appraisal petition. On November 2, 2015, the court granted the parties’ jointly stipulated amended scheduling order, which set forth dates for fact and expert discovery, as well as trial. On December 21, 2015, the parties entered into a Settlement Agreement and Release to resolve the matter, and on January 11, 2016, the Court dismissed the matter with prejudice.
Acquisition of Remaining Interest in Shanghai Chemetall Chemicals Co., Ltd.
On January 29, 2015, we acquired the remaining 40% interest in Shanghai Chemetall Chemicals Co., Ltd., (“Shanghai Chemetall”) for approximately $57.6 million ($45.6 million net of cash acquired), the proceeds of which came from the release of restricted cash acquired from Rockwood at closing. As of the acquisition date, Shanghai Chemetall became a wholly-owned subsidiary of Albemarle and is being consolidated into the Chemetall® Surface Treatment segment. The purchase price and the fair value of our equity interest immediately before the date of acquisition (approximately $60 million), as well as the fair value of the noncontrolling interest in Nanjing Chemetall Surface Technologies Co., Ltd., have been allocated to the net assets acquired at the acquisition date. On December 23, 2015, we paid approximately $4.8 million in connection with the acquisition of the remaining noncontrolling interests’ share of Nanjing Chemetall Surface Technologies Co., Ltd.
NOTE 3—Divestitures:
Assets Held for Sale
In 2015, we announced our intention to pursue strategic alternatives, including divestitures, related to certain businesses which include minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. In the fourth quarter of 2015, we determined that the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment, were met for these businesses as well as a small group of assets at an idled site. As such, the assets and liabilities of these businesses are included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheet as of December 31, 2015. We have determined that as of December 31, 2015, the expected cash flows of these businesses were sufficient to establish recoverability of the asset carrying values, and therefore no impairment charge has been recorded in the accompanying financial statements under the held-for-sale model.
On November 5, 2015, the Company signed a definitive agreement to sell its Tribotecc metal sulfides business to Treibacher Industrie AG. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. On January 4, 2016, the Company closed the sale of this business. We received net proceeds of approximately $137 million, and we currently expect to record a gain in the first quarter of 2016 related to the sale of this business.
On December 16, 2015, the Company signed a definitive agreement to sell its minerals-based flame retardants and specialty chemicals businesses to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction includes Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses. We received net proceeds of approximately $187 million, subject to post-closing adjustments. We currently expect to record a gain in the first quarter of 2016 related to the sale of these businesses.
The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2015, are as follows (in thousands):

Assets
Current assets	$156,421
Net property, plant and equipment	115,865
Goodwill	46,794
Other intangibles, net of amortization	66,324
All other noncurrent assets	19,081
Assets held for sale	$404,485
Liabilities
Current liabilities	$72,756
Deferred income taxes	24,947
All other noncurrent liabilities	31,003
Liabilities held for sale	$128,706

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Assets held for sale and related liabilities are classified as current in the consolidated balance sheet as of December 31, 2015 because the Company has completed or expects to complete the sale of such assets in 2016. The results of operations of the businesses classified as held for sale are included in continuing operations within the consolidated statements of income. These businesses did not qualify for discontinued operations treatment because the Company’s management does not consider their sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.
Discontinued Operations
On April 15, 2014, the Company signed a definitive agreement to sell its antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were Albemarle’s manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with Albemarle’s antioxidant product lines manufactured in Ningbo, China. On September 1, 2014, the Company closed the sale of these businesses and assets and received net proceeds of $104.7 million. A working capital settlement of $7.6 million (recorded in Other accounts receivable at December 31, 2014) was received in the first quarter of 2015. Financial results of the disposed group have been presented as discontinued operations in the consolidated statements of income for 2014 and 2013. A summary of results of discontinued operations for the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Year Ended December 31,
	2014	2013
Net sales	$154,273	$222,146

(Loss) income from discontinued operations	$(90,439)	$5,985
Income tax (benefit) expense	(20,908)	1,877
(Loss) income from discontinued operations (net of tax)	$(69,531)	$4,108
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

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for:
Income taxes (net of refunds of $7,333, $6,035 and $14,296 in 2015, 2014 and 2013, respectively)(a)	$162,408	$56,174	$51,772
Interest (net of capitalization)	$153,271	$33,604	$29,629

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$45,826	$20,373	$13,741

(a)	Cash paid for income taxes during 2015 includes approximately $111 million of taxes paid on repatriation of earnings from legacy Rockwood entities.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share from continuing operations are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$360,064	$230,437	$435,726
Net income from continuing operations attributable to noncontrolling interests	(25,158)	(27,590)	(26,663)
Net income from continuing operations attributable to Albemarle Corporation	$334,906	$202,847	$409,063
Denominator:
Weighted-average common shares for basic earnings per share	111,182	78,696	83,839
Basic earnings per share from continuing operations	$3.01	$2.57	$4.88
Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$360,064	$230,437	$435,726
Net income from continuing operations attributable to noncontrolling interests	(25,158)	(27,590)	(26,663)
Net income from continuing operations attributable to Albemarle Corporation	$334,906	$202,847	$409,063
Denominator:
Weighted-average common shares for basic earnings per share	111,182	78,696	83,839
Incremental shares under stock compensation plans	374	406	483
Weighted-average common shares for diluted earnings per share	111,556	79,102	84,322
Diluted earnings per share from continuing operations	$3.00	$2.57	$4.85
The Company’s policy on how to determine windfalls and shortfalls for purposes of calculating assumed stock award proceeds under the treasury stock method when determining the denominator for diluted earnings per share is to exclude the impact of pro forma deferred tax assets (i.e. the windfall or shortfall that would be recognized in the financial statements upon exercise of the award). At December 31, 2015, there were 1,114,041 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2015, there were 9,250 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2015, no shares of preferred stock have been issued.
On February 12, 2013, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those shares previously authorized but not yet repurchased.
Under its existing Board authorized share repurchase program, in 2014 and 2013 the Company repurchased 2,190,254 shares and 7,064,932 shares of its common stock, respectively, pursuant to accelerated share repurchase (“ASR”) agreements with two financial institutions. Amounts paid pursuant to the ASR agreements were $150 million and $450 million in 2014 and 2013, respectively, and these purchases were funded through a combination of available cash on hand and debt. The Company determined that each of the ASR agreements met the criteria to be accounted for as a forward contract indexed to its own stock and were therefore treated as equity instruments. The final number of shares delivered upon settlement of each agreement was determined with reference to the daily Rule 10b-18 volume weighted-average prices of the Company’s common stock over the term of each agreement, less a forward price adjustment amount. The shares repurchased reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share.
During the years ended December 31, 2014 and 2013, the Company repurchased 2,190,254 and 9,198,056 shares of its common stock, respectively, pursuant to the terms of its share repurchase program. There were no shares of the Company’s

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

common stock repurchased during the year ended December 31, 2015. As of December 31, 2015, there were 3,749,340 remaining shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Value added tax/consumption tax	$24,316	$23,205
Other	55,561	26,218
Total	$79,877	$49,423

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Finished goods	$308,462	$262,769
Raw materials and work in process(a)	144,886	53,152
Stores, supplies and other	55,380	42,440
Total inventories	$508,728	$358,361

(a)	Balance at December 31, 2015 includes $39.1 million of work in process related to the Lithium product category.
Approximately 17% and 28% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2015 and 2014, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $85.1 million and $100.7 million at December 31, 2015 and 2014, respectively, which are below replacement cost by approximately $36.9 million and $43.0 million, respectively.
NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred income taxes—current(a)	$—	$1,801
Income tax receivables	23,740	22,837
Prepaid expenses	43,280	41,448
Other	4,331	—
Total	$71,351	$66,086

(a)	See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Income Taxes.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2015 and 2014 (in thousands):

	Useful Lives (Years)	December 31,
		2015	2014
Land(a)	—	$145,912	$56,249
Land improvements	5 – 30	59,423	49,099
Buildings and improvements(a)	10 – 45	297,163	214,364
Machinery and equipment(b)	2 – 45	2,305,641	2,106,451
Long-term mineral rights and production equipment costs	7 – 60	652,871	85,888
Construction in progress	—	420,152	108,619
Total		$3,881,162	$2,620,670

(a)	Includes Land under capital lease of $2.8 million and Buildings and improvements under capital lease of $9.9 million at December 31, 2015.

(b)
Consists primarily of (1) short-lived production equipment components, office and building equipment and other equipment with estimated lives ranging 2 – 7 years, (2) production process equipment (intermediate components) with estimated lives ranging 8 – 19 years, (3) production process equipment (major unit components) with estimated lives ranging 20 – 29 years, and (4) production process equipment (infrastructure and other) with estimated lives ranging 30 – 45 years.

In 2015, approximately $1.4 billion was allocated to Property, plant and equipment in connection with the acquisition of Rockwood. See Note 2, “Acquisitions” for additional information about the amounts of assets acquired and liabilities assumed upon the acquisition of Rockwood. In 2014, we sold our antioxidant, ibuprofen and propofol businesses and assets to SI Group, Inc. Included in the transaction were our manufacturing sites in Orangeburg, South Carolina and Jinshan, China, along with our antioxidant product lines manufactured in Ningbo, China. In connection with the sale, net property, plant and equipment was reduced by $100.0 million. See Note 3 “Divestitures” for additional information about this transaction.
The cost of property, plant and equipment, including buildings and improvements under capital lease, is depreciated generally by the straight-line method. Depletion of long-term mineral rights is based on the units-of-production method. Depreciation expense amounted to $180.7 million, $97.9 million and $99.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. Depreciation expense related to discontinued operations was $2.3 million and $8.6 million during the years ended December 31, 2014 and 2013, respectively. Interest capitalized on significant capital projects in 2015, 2014 and 2013 was $11.2 million, $2.4 million and $6.1 million, respectively. As of December 31, 2015, accumulated amortization for assets under capital lease acquired from Rockwood was $0.3 million.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2015 and 2014 (in thousands).

	December 31,
	2015	2014
Joint ventures(a)	$430,952	$169,891
Nonmarketable securities	208	177
Marketable equity securities	24,257	23,974
Total	$455,417	$194,042

(a)	Balance at December 31, 2015 excludes our investment in Magnifin Magnesiaprodukte GmbH & Co. KG (“Magnifin”), which is included in Assets held for sale. Refer to Note 3, “Divestitures.”
Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2015	2014	2013
*	Windfield Holdings Pty Ltd - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	—%	—%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG - a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with IFP Investissements for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above, including Magnifin, amounted to $402.6 million and $148.3 million as of December 31, 2015 and 2014, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $25.4 million, $34.7 million and $32.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. As further described in Note 25, “Segment and Geographic Area Information,” Equity in net income of unconsolidated investments (net of tax) for the year ended December 31, 2015 was reduced by $27.1 million related to the utilization of the inventory markup to fair value in connection with the acquisition of Rockwood. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $105.9 million and $107.8 million of our consolidated retained earnings at December 31, 2015 and 2014, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2015	2014
Summary of Balance Sheet Information:
Current assets	$331,630	$226,392
Noncurrent assets	935,790	181,343
Total assets	$1,267,420	$407,735

Current liabilities	$106,966	$74,242
Noncurrent liabilities	339,604	63,585
Total liabilities	$446,570	$137,827

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
Summary of Statements of Income Information:
Net sales	$560,376	$499,394	$499,941
Gross profit	$253,569	$164,063	$168,898
Income before income taxes	$157,501	$101,983	$101,680
Net income	$111,491	$71,466	$71,322
We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $58.1 million, $39.6 million and $20.1 million in 2015, 2014 and 2013, respectively.
At December 31, 2015 and 2014, the carrying amount of our investments in unconsolidated joint ventures exceeded the amount of underlying equity in net assets by approximately $11.5 million and $7.0 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2015 and 2014, $0.8 million and $1.0 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.
The Company holds a 49% equity interest in Windfield Holdings Pty Ltd (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $280.2 million at December 31, 2015. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $27.6 million and $6.2 million at December 31, 2015 and December 31, 2014, respectively. Our unconsolidated VIE’s are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments. Included in the consolidated statement of cash flows for the year ended December 31, 2015, is a return of capital from Windfield of $98.0 million.
Assets of the Benefit Protection Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2015 and 2014, these marketable securities amounted to $21.6 million and $22.2 million, respectively.
At December 31, 2015 and 2014, loans receivable from our 50%-owned joint venture, Saudi Organometallic Chemicals Company (“SOCC”), totaled approximately $30.0 million and are included in Other assets in the consolidated balance sheets. Interest on these loans is based on either the London Inter-Bank Offered Rate (“LIBOR”) or Saudi Arabia Inter-Bank Offered Rate (“SAIBOR”), plus a margin of 1.275%, per annum. Principal repayments on amounts outstanding under this arrangement are required as mutually agreed upon by the joint venture partners, but with any outstanding balances due in full no later than December 31, 2021.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Deferred income taxes—noncurrent(a)	$76,025	$62,440
Assets related to unrecognized tax benefits(a)	50,875	22,100
Long-term advances to joint ventures(b)	31,780	34,084
Deferred financing costs(c)	19,605	23,583
Other	38,713	18,749
Total	$216,998	$160,956

(a)	See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Income Taxes.”

(b)	See Note 10, “Investments.”

(c)	See Note 14, “Long-Term Debt.”

NOTE 12—Goodwill and Other Intangibles:
Goodwill and other intangibles consist principally of goodwill, customer lists, trade names, trademarks, patents and other intangibles.
The following table summarizes the changes in goodwill by operating segment for the years ended December 31, 2015 and 2014 (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	All Other	Total
Balance at December 31, 2013	$42,025	$218,382	$—	$23,796	$284,203
Divestitures(a)	—	—	—	(15,088)	(15,088)
Foreign currency translation adjustments	(9)	(25,725)	—	(119)	(25,853)
Balance at December 31, 2014	42,016	192,657	—	8,589	243,262
Acquisition of Rockwood	1,293,467	—	1,482,517	41,151	2,817,135
Other acquisitions(b)	—	—	23,993	—	23,993
Reclass to assets held for sale(c)	—	—	—	(46,794)	(46,794)
Foreign currency translation adjustments	(47,659)	(19,929)	(73,251)	(2,946)	(143,785)
Balance at December 31, 2015	$1,287,824	$172,728	$1,433,259	$—	$2,893,811

(a)
In 2014, we reduced goodwill by $15.1 million in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 3 “Divestitures” for additional information about this transaction.

(b)	Primarily relates to the acquisition of the remaining interest in Shanghai Chemetall. See Note 2, “Acquisitions.”

(c)	See Note 3, “Divestitures.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2015 and 2014 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks (a)	Patents and Technology	Other (b)	Total
Gross Asset Value
Balance at December 31, 2013	$86,426	$26,907	$48,743	$38,342	$200,418
Acquisitions(c)	—	—	5,228	—	5,228
Divestitures(d)	(34,892)	(8,171)	(11,316)	(14,161)	(68,540)
Foreign currency translation adjustments and other	(3,055)	(1,181)	(2,257)	(740)	(7,233)
Balance at December 31, 2014	48,479	17,555	40,398	23,441	129,873
Acquisition of Rockwood	1,264,226	363,120	227,838	26,410	1,881,594
Other acquisitions(e)	76,052	—	1,433	73	77,558
Reclass to assets held for sale(f)	(16,608)	—	(54,060)	(1,454)	(72,122)
Foreign currency translation adjustments and other	(88,092)	(25,468)	(15,508)	(6,117)	(135,185)
Balance at December 31, 2015	$1,284,057	$355,207	$200,101	$42,353	$1,881,718
Accumulated Amortization
Balance at December 31, 2013	$(35,988)	$(8,970)	$(40,354)	$(26,903)	$(112,215)
Amortization	(2,839)	(824)	(388)	(1,686)	(5,737)
Divestitures(d)	14,487	1,539	5,738	5,820	27,584
Foreign currency translation adjustments and other	1,409	343	2,173	695	4,620
Balance at December 31, 2014	(22,931)	(7,912)	(32,831)	(22,074)	(85,748)
Amortization	(51,926)	(12,228)	(12,501)	(627)	(77,282)
Reclass to assets held for sale(f)	596	—	3,880	1,322	5,798
Foreign currency translation adjustments and other	2,303	381	1,675	4,202	8,561
Balance at December 31, 2015	$(71,958)	$(19,759)	$(39,777)	$(17,177)	$(148,671)
Net Book Value at December 31, 2014	$25,548	$9,643	$7,567	$1,367	$44,125
Net Book Value at December 31, 2015	$1,212,099	$335,448	$160,324	$25,176	$1,733,047

(a)	Included in Trade Names and Trademarks are indefinite-lived intangible assets with a gross carrying amount of $9.2 million and $113.1 million at December 31, 2014 and 2015, respectively.

(b)	Included in Other is an indefinite-lived intangible asset with a gross carrying amount of $21.9 million at December 31, 2015.

(c)	Increase in Patents and Technology relates to a purchase accounting adjustment in connection with our acquisition of Cambridge Chemical Company, Ltd.

(d)
In 2014 we reduced intangible assets by $68.5 million and related accumulated amortization by $27.6 million in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 3 “Divestitures” for additional information about this transaction.

(e)	Primarily relates to the acquisition of the remaining interest in Shanghai Chemetall. See Note 2, “Acquisitions.”

(f)	See Note 3, “Divestitures.”
Useful lives range from 15 – 25 years for customer lists and relationships; 11 – 20 years for trade names and trademarks; 17 – 20 years for patents and technology; and 5 – 15 years for other.
Amortization of other intangibles amounted to $77.3 million, $5.7 million and $8.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. Included in amortization for the year ended December 31, 2015 is $49.2 million of amortization using the pattern of economic benefit method. Amortization of other intangibles related to discontinued operations was $0.9 million and $3.5 million for the years ended December 31, 2014 and 2013, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total estimated amortization expense of other intangibles, excluding other intangibles in assets held for sale, for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2016	$90,002
2017	$91,485
2018	$92,884
2019	$93,275
2020	$93,189

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Employee benefits, payroll and related taxes	$125,236	$49,072
Obligations in connection with Rockwood acquisition(a)	128,881	—
Other(b)	148,262	117,102
Total	$402,379	$166,174

(a)	Includes accruals related to certain litigation matters and businesses divested by Rockwood prior to the Acquisition Closing Date.

(b)	No individual component exceeds 5% of total current liabilities.

NOTE 14—Long-Term Debt:
Long-term debt consists of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Term loan facilities	$1,250,000	$—
1.875% Senior notes, net of unamortized discount of $5,109 at December 31, 2015 and $6,605 at December 31, 2014	763,946	844,315
3.00% Senior notes, net of unamortized discount of $244 at December 31, 2015 and $306 at December 31, 2014	249,756	249,694
4.15% Senior notes, net of unamortized discount of $1,294 at December 31, 2015 and $1,439 at December 31, 2014	423,706	423,561
4.50% Senior notes, net of unamortized discount of $1,557 at December 31, 2015 and $1,871 at December 31, 2014	348,443	348,129
5.10% Senior notes, net of unamortized discount of $3 at December 31, 2014	—	324,997
5.45% Senior notes, net of unamortized discount of $995 at December 31, 2015 and $1,029 at December 31, 2014	349,005	348,971
Commercial paper notes	351,349	367,178
Fixed rate foreign borrowings	995	1,958
Variable-rate foreign bank loans	77,452	25,139
Variable-rate domestic bank loans	20,479	—
Capital lease obligations	16,807	—
Miscellaneous	81	189
Total long-term debt	3,852,019	2,934,131
Less amounts due within one year	677,345	711,096
Long-term debt, less current portion	$3,174,674	$2,223,035
Aggregate annual maturities of long-term debt as of December 31, 2015 are as follows (in millions): 2016—$677.3; 2017—$59.1; 2018—$86.4; 2019—$335.5; 2020—$1,158.4; thereafter—$1,544.5.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rockwood Acquisition Financing
The net proceeds from senior notes we issued in the fourth quarter of 2014, together with borrowings under our revolving credit agreement, commercial paper notes, August 15, 2014 term loan credit agreement and a senior unsecured cash bridge facility, were used to finance the cash portion of the consideration for the acquisition of Rockwood, pay fees and expenses related to the acquisition, repay our 5.10% senior notes, with the remainder, if any, used for general corporate purposes.
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

Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. These senior notes bore interest at a rate of 4.625% payable semi-annually on April 15 and October 15 of each year, and had a scheduled maturity of October 15, 2020. At October 15, 2015, the carrying amount of the 4.625% senior notes included an unamortized premium of approximately $38.0 million, which resulted from an adjustment to fair value upon our assumption of the notes from Rockwood. The effective interest rate of the notes was approximately 3.95%.
Under the terms of the indenture governing the 4.625% senior notes, as amended and supplemented, on October 15, 2015, our wholly-owned subsidiary, Rockwood Specialties Group, Inc., redeemed all of the outstanding 4.625% senior notes at a redemption price equal to 103.469% of the principal amount of the notes, representing a premium of $43.3 million, plus accrued and unpaid interest to the redemption date. The guarantees of the 4.625% senior notes and the 2014 Senior Notes were released upon repayment of the 4.625% senior notes. Included in Interest and financing expenses in our consolidated statements of income and Other, net, in our consolidated statements of cash flows for the year ended December 31, 2015 is a loss on early extinguishment of approximately $5.4 million related to these senior notes.
Our $350.0 million aggregate principal amount of senior notes, issued on December 10, 2010, bear interest at a rate of 4.50% payable semi-annually on June 15 and December 15 of each year. The effective interest rate on these senior notes is approximately 4.70%. These senior notes mature on December 15, 2020.
Our $325.0 million aggregate principal amount of senior notes, which were issued on January 20, 2005 and bore interest at a rate of 5.10%, matured and were repaid on February 1, 2015. The effective interest rate on these senior notes was approximately 5.19%. As a result of the refinancing of these senior notes prior to December 31, 2014, these senior notes were included in Current portion of long-term debt at December 31, 2014.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In connection with the offering of the 1.875% Euro-denominated senior notes which were priced on December 1, 2014, we entered into two forward contracts on November 24, 2014, each with a notional value of €350.0 million, to exchange a total of €700.0 million for U.S. Dollars, with settlement occurring on December 18, 2014, and with the total notional value representing an amount equivalent to the gross proceeds from the offering of the 1.875% Euro-denominated senior notes. The objective of entering into these forward contracts was to minimize the financial impact of changes in the Euro-to-U.S. Dollar exchange rate with respect to our foreign subsidiaries where the Euro serves as the functional currency. From the effective date of the contracts until the date of settlement, the forward contracts were designated as effective hedges of our net investment in these foreign subsidiaries. Upon settlement, a gain of $5.2 million was recorded in accumulated other comprehensive (loss) income, and such amount is expected to remain in accumulated other comprehensive (loss) income until the complete or substantially complete liquidation of our investment in these foreign subsidiaries. On December 18, 2014, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in accumulated other comprehensive (loss) income. During the years ended December 31, 2015 and 2014, gains of $50.9 million and $12.8 million were recorded in accumulated other comprehensive (loss) income in connection with the revaluation of these senior notes to our reporting currency.
September 2015 Term Loan Agreement
The 4.625% senior notes we assumed from Rockwood were repaid with proceeds from a new term loan agreement we entered into on September 14, 2015 (the “September 2015 Term Loan Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders. The September 2015 Term Loan Agreement provides for borrowings under a 364-day term loan facility (the “364-Day Facility”) and a five-year term loan facility (the “Five-Year Facility”), or collectively, the “Term loan facilities.” As of December 31, 2015, aggregate amounts outstanding under the 364-Day Facility and the Five-Year Facility were $300.0 million and $950.0 million, respectively. As of February 19, 2016, we repaid the 364-Day Facility in full and we repaid approximately $31 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sale of the Company’s Tribotecc metal sulfides business and the sale of the Company’s minerals-based flame retardants and specialty chemicals businesses, both of which closed in the first quarter of 2016. Borrowings under the facilities bear interest equal to, at the option of the Company: (a) LIBOR plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of December 31, 2015, the interest rate on both Term loan facilities was LIBOR plus 1.375%.
Borrowings under the 364-Day Facility were required to be repaid 364 days after initial funding. Borrowings under the Five-Year Facility are required to be repaid in equal quarterly installments on the last business day of each of March, June, September and December, beginning with September 30, 2016, and ending with the last such day to occur prior to the fifth anniversary after initial funding (each a “Payment Date”), in an aggregate principal amount equal to (a) in the case of each Payment Date occurring on or after the first anniversary and prior to the second anniversary of initial funding, 1.25% of the aggregate principal amount of such loans, and (b) in the case of each Payment Date occurring on or after the second anniversary of initial funding, equal to 2.5% of the aggregate principal amount of such loans. On the fifth anniversary after initial funding, any remaining amounts outstanding under the Five-Year Facility become due and payable. Additionally, the agreement requires that proceeds from divestitures of the Company’s Tribotecc metal sulfides business and the Company’s minerals-based flame retardants and specialty chemicals businesses, and intended divestiture of its Fine Chemistry Services business, must be used to repay amounts outstanding under the September 2015 Term Loan Agreement. Borrowings under the September 2015 Term Loan Agreement are subject to customary affirmative and negative covenants, including a maximum leverage ratio requirement that is aligned with the maximum leverage ratio requirement of our February 2014 Credit Agreement, as defined below.
Credit Agreement
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”). The applicable margin on the facility was 1.300% as of December 31, 2015.
Borrowings under the February 2014 Credit Agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, (which reflects adjustments for certain non-recurring or unusual items such as restructuring charges,

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On August 15, 2014, certain amendments were made to the February 2014 Credit Agreement which include the following: (a) an increase in the maximum leverage ratio (as described above) from 3.50 to 4.50 for the first four quarters following the completion of the acquisition of Rockwood, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50; and (b) requiring subsidiaries of Albemarle that guarantee the 2014 Senior Notes to also guarantee the February 2014 Credit Agreement.
In January 2015, we borrowed $250.0 million under the February 2014 Credit Agreement in connection with the acquisition of Rockwood, and such amount was repaid in full in February 2015. As of December 31, 2015, there were no borrowings outstanding under the February 2014 Credit Agreement.
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2015, we had $351.3 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.07% and a weighted-average maturity of 29 days.
August 2014 Term Loan Agreement and Cash Bridge Facility
On August 15, 2014, we entered into a term loan credit agreement (the “August 2014 Term Loan Agreement”) providing for a tranche of senior unsecured term loans in an aggregate amount of $1.0 billion that were intended to be used as short-term borrowings to fund a portion of the cash consideration for the Rockwood acquisition and pay related fees and expenses. In January 2015, we borrowed and repaid $1.0 billion and $816.5 million, respectively, under the August 2014 Term Loan Agreement. In February 2015, the remaining balance outstanding was repaid in full. The weighted-average interest rate on borrowings under the August 2014 Term Loan Agreement was approximately 1.67%. This agreement matured 364 days following the date of funding, which occurred on January 12, 2015.
On December 2, 2014, we entered into an agreement for a senior unsecured cash bridge facility (the “Cash Bridge Facility”) pursuant to which the lenders thereunder would provide up to $1.15 billion in loans intended to be used as short-term borrowings to fund a portion of the cash consideration for the Rockwood acquisition and pay related fees and expenses, with maturity 60 days following the completion of the Rockwood acquisition. In January 2015, we borrowed and repaid $800.0 million under the Cash Bridge Facility. The weighted-average interest rate on borrowings under the Cash Bridge Facility was approximately 1.67%.
Structuring and underwriting fees of approximately $19.0 million were paid in 2014 in connection with bridge financing arrangements, which are reflected in Other, net, in our consolidated statements of cash flows. These costs were capitalized and were expensed over the term of the facilities or until the date at which permanent financing was obtained and the facilities were eliminated. Accordingly, we expensed $16.7 million in 2014 and $2.3 million in 2015, which is reflected in Other income(expenses), net, in the consolidated statements of income and Other, net, in our consolidated statements of cash flows.
Financing Costs
Debt financing costs paid in 2014 in connection with the 2014 Senior Notes, August 2014 Term Loan Agreement and February 2014 Credit Agreement were $17.6 million. In 2015, we paid approximately $4.5 million of debt financing costs

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

primarily related to the 2014 Senior Notes, the September 2015 Term Loan Agreement and amendments to the February 2014 Credit Agreement.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $257 million at December 31, 2015. Outstanding borrowings under these agreements were $98.9 million and $27.1 million at December 31, 2015 and 2014, respectively. The average interest rate on borrowings under these agreements during 2015, 2014 and 2013 was approximately 0.74%, 0.83% and 0.76%, respectively.
At December 31, 2015 and 2014, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2015 and 2014. At December 31, 2015, we had the ability to borrow $648.7 million under our commercial paper program and the February 2014 Credit Agreement.
We believe that as of December 31, 2015, we were, and currently are, in compliance with all of our debt covenants.
NOTE 15—Pension Plans and Other Postretirement Benefits:
We maintain various noncontributory defined benefit pension plans covering certain employees, primarily in the U.S., the United Kingdom (“U.K.”), Germany and Japan. In connection with the acquisition of Rockwood, in the first quarter of 2015 we assumed the obligations of various defined benefit pension plans that were maintained by Rockwood which cover certain employees, primarily in the U.S., the U.K. and Germany. We also have a contributory defined benefit plan covering certain Belgian employees. The benefits for these plans are based primarily on compensation and/or years of service. Our U.S. and U.K. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.
The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2015		Year Ended December 31, 2014
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$729,652	$53,112	$629,337	$49,245
Service cost	1,233	6,034	7,029	1,746
Interest cost	31,231	9,875	30,491	1,571
Plan amendments	—	870	—	—
Actuarial (gain) loss	(55,851)	(42,977)	130,887	10,341
Benefits paid	(38,300)	(16,118)	(37,866)	(3,913)
Acquisitions	39,125	416,150	—	—
Divestitures(a)	—	—	(30,226)	—
Reclass to liabilities held for sale	—	(26,608)	—	—
Employee contributions	—	478	—	283
Foreign exchange gain	—	(26,708)	—	(6,161)
Settlements/curtailments	—	(582)	—	—
Other	—	331	—	—
Benefit obligation at December 31	$707,090	$373,857	$729,652	$53,112

Change in plan assets:
Fair value of plan assets at January 1	$598,250	$9,444	$605,604	$10,941
Actual return on plan assets	(16,789)	140	53,696	499
Employer contributions	1,606	16,392	7,042	2,940
Benefits paid	(38,300)	(16,118)	(37,866)	(3,913)
Acquisitions	29,314	109,875	—	—
Divestitures(a)	—	—	(30,226)	—
Employee contributions	—	478	—	283
Foreign exchange loss	—	(3,237)	—	(1,306)
Settlements/curtailments	—	(582)	—	—
Other	—	314	—	—
Fair value of plan assets at December 31	$574,081	$116,706	$598,250	$9,444

Funded status at December 31	$(133,009)	$(257,151)	$(131,402)	$(43,668)

(a)
Reduction in benefit obligations and plan assets in 2014 is in connection with the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 3 “Divestitures” for additional information about this transaction.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015		December 31, 2014
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(1,110)	$(7,498)	$(3,219)	$(1,316)
Noncurrent liabilities (pension benefits)	(131,899)	(249,653)	(128,183)	(42,352)
Net pension liability	$(133,009)	$(257,151)	$(131,402)	$(43,668)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$(211)	$(1,052)	$(286)	$(321)
Net amount recognized	$(211)	$(1,052)	$(286)	$(321)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.67%	2.89%	4.19%	1.85%
Rate of compensation increase	—%	3.17%	—%	3.40%
The accumulated benefit obligation for all defined benefit pension plans was $1.1 billion and $776.6 million at December 31, 2015 and 2014, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2015	2014
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$64,500	$62,832
Service cost	137	216
Interest cost	2,573	3,040
Actuarial (gain) loss	(5,682)	3,741
Benefits paid	(5,042)	(5,329)
Acquisitions	2,607	—
Settlements/curtailments(a)	(2,594)	—
Benefit obligation at December 31	$56,499	$64,500

Change in plan assets:
Fair value of plan assets at January 1	$4,439	$5,620
Actual return on plan assets	280	214
Employer contributions	3,615	3,934
Benefits paid	(5,042)	(5,329)
Fair value of plan assets at December 31	$3,292	$4,439

Funded status at December 31	$(53,207)	$(60,061)

(a)
We assumed responsibility for one domestic OPEB plan in connection with the acquisition of Rockwood which covered a small number of active employees and retirees. This plan was terminated in the first quarter of 2015 and provisions were made for the affected employees and retirees to receive benefits under an existing plan.

	December 31,
	2015	2014
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,560)	$(3,637)
Noncurrent liabilities (postretirement benefits)	(49,647)	(56,424)
Net postretirement liability	$(53,207)	$(60,061)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$239	$334
Net amount recognized	$239	$334

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.59%	4.15%
Rate of compensation increase	3.50%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2015		December 31, 2014		December 31, 2013
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$1,233	$6,034	$7,029	$1,746	$12,177	$1,785
Interest cost	31,231	9,875	30,491	1,571	28,406	1,477
Expected return on assets	(41,635)	(6,507)	(39,714)	(427)	(38,975)	(417)
Actuarial loss (gain)	2,577	(35,813)	116,705	10,270	(130,297)	(2,619)
Amortization of prior service benefit	75	43	(727)	50	(741)	52
Total net pension benefits (credit) cost	$(6,519)	$(26,368)	$113,784	$13,210	$(129,430)	$278

Weighted-average assumption percentages:
Discount rate	4.18%	2.34%	5.14%	3.41%	4.10%	3.12%
Expected return on plan assets	6.85%	5.63%	6.91%	4.00%	7.25%	4.35%
Rate of compensation increase	—%	3.16%	3.50%	3.16%	3.50%	3.36%

Effective January 1, 2016, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.90% and 5.65%, respectively.
The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic pension costs during 2016 are as follows (in thousands):

	U.S. Pension Plans	Foreign Pension Plans
Amortization of prior service benefit	$75	$853
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$137	$216	$309
Interest cost	2,573	3,040	2,764
Expected return on assets	(244)	(342)	(413)
Actuarial (gain) loss	(5,707)	3,868	(6,120)
Amortization of prior service benefit	(95)	(95)	(95)
Settlements/curtailments	(2,594)	—	—
Total net postretirement benefits (credit) cost	$(5,930)	$6,687	$(3,555)

Weighted-average assumption percentages:
Discount rate	4.15%	5.03%	4.00%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%
Effective January 1, 2016, the weighted-average expected rate of return on plan assets for our postretirement benefit plans is 7.00%.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic postretirement costs during 2016 are as follows (in thousands):

Other Postretirement Benefits
Amortization of prior service benefit	$(95)
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2015. Investments for which market quotations are readily available are valued at the closing price on the last business day of the year. Listed securities for which no sale was reported on such date are valued at the mean between the last reported bid and asked price. Securities traded in the over-the-counter market are valued at the closing price on the last business day of the year or at bid price. The net asset value of shares or units is based on the quoted market value of the underlying assets. The market value of corporate bonds is based on institutional trading lots and is most often reflective of bid price. Government securities are valued at the mean between bid and ask prices. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies.
The following table sets forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2015 (in thousands):

	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$168,945	$166,612	$2,333	$—
International Equity(b)	143,976	87,311	56,665	—
Fixed Income(c)	287,809	240,143	47,666	—
Absolute Return(d)	83,127	—	—	83,127
Cash	6,930	6,930	—	—
Total Pension Assets	$690,787	$500,996	$106,664	$83,127
Postretirement Assets:
Fixed Income(c)	$3,292	$—	$3,292	$—

(a)	Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.

(b)
Consists primarily of international equity funds which invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

(c)	Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)	Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2015 (in thousands):

Absolute Return:	Year Ended December 31, 2015
Beginning Balance	$80,740
Transfers in due to acquisition	103,237
Purchases	5,641
Sales	(103,035)
Total losses relating to assets sold during the period(a)	(610)
Total unrealized losses relating to assets still held at the reporting date(a)	(2,846)
Ending Balance	$83,127

(a)	These losses are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.
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

(c)	Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)	Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below.
The table below sets forth a summary of changes in the fair value of the plans’ Level 3 assets for the year ended December 31, 2014 (in thousands):

Absolute Return:	Year Ended December 31, 2014
Beginning Balance	$123,599
Purchases	50,506
Sales	(96,397)
Total losses relating to assets sold during the period(a)	(158)
Total unrealized gains relating to assets still held at the reporting date(a)	3,190
Ending Balance	$80,740

(a)	These (losses) gains are recognized in the consolidated balance sheets and are included as changes in plan assets in the tables above.
The Company’s pension plan assets in the U.S. and U.K. represent approximately 98% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2015 and 2014, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	44%
Fixed income	43%
Absolute return	12%
Other	1%
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
We made contributions to our defined benefit pension and OPEB plans of $21.6 million, $13.9 million and $13.3 million during the years ended December 31, 2015, 2014 and 2013, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $13 million in 2016. Also, we expect to pay approximately $4 million in premiums to our U.S. postretirement benefit plan in 2016. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service and excludes plans associated with businesses that were divested in the first quarter of 2016, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2016	$40.3	$13.9	$4.8
2017	$41.4	$14.7	$4.7
2018	$42.8	$14.6	$4.5
2019	$43.8	$14.5	$4.3
2020	$44.8	$15.1	$4.1
2021-2025	$230.9	$83.5	$18.8
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Costs (credits) relating to our SERP were ($2.1) million, $7.3 million and ($1.5) million for the years ended December 31, 2015, 2014 and 2013, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2015 and 2014 was $23.1 million and $26.4 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.1 million are expected to be paid to SERP retirees in 2016. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2015, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $12.8 million, $8.4 million, and $8.8 million in 2015, 2014 and 2013, respectively.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $11.7 million, $10.0 million and $10.6 million in 2015, 2014 and 2013, respectively. Contributions for 2015 include our contributions to Rockwood’s former 401(k) plan which was merged into Albemarle’s 401(k) plan effective December 1, 2015.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $7.2 million, $10.1 million and $10.3 million in 2015, 2014 and 2013, respectively, in annual premiums and related costs pertaining to this plan.
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
Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2014, the date of the most recently available information for the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our contributions to this plan were €2.7 million (approximately $3.1 million) during the year ended December 31, 2015. The Company’s contributions represented more than 5% of total contributions to the DN Pensionskasse in 2015. Although the DN Pensionskasse could be subject to a funding improvement plan (“FIP”) in 2016, the DN Pensionskasse was not subject to a FIP at December 31, 2015.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31,
	2015	2014
Liabilities related to uncertain tax positions(a)	$101,677	$25,340
Executive deferred compensation plan obligation	21,631	22,168
Environmental liabilities(b)	33,805	4,841
Asset retirement obligations(b)	37,230	15,085
Other	60,483	20,271
Total	$254,826	$87,705

(a)	See Note 20, “Income Taxes.”

(b)	See Note 17, “Commitments and Contingencies.”

NOTE 17—Commitments and Contingencies:
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
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance, beginning of year	$9,235	$16,599	$20,322
Expenditures	(4,178)	(4,548)	(3,013)
Acquisition of Rockwood	38,666	—	—
Divestitures	(1,826)	(1,954)	—
Accretion of discount	984	—	—
Revisions of estimates	150	34	(902)
Reclass to liabilities held for sale	(5,253)	—	—
Foreign currency translation	(2,480)	(896)	192
Balance, end of year	35,298	9,235	16,599
Less amounts reported in Accrued expenses	1,493	4,394	7,386
Amounts reported in Other noncurrent liabilities	$33,805	$4,841	$9,213
As part of the Rockwood acquisition, we assumed $38.7 million of environmental remediation liabilities globally, the majority of which relate to sites in Germany and the U.S. where the Company is currently operating groundwater monitoring and/or remediation systems. For certain locations where the Company is operating these groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility. Environmental remediation liabilities assumed as part of the Rockwood acquisition includes discounted liabilities of $24.5 million, discounted at rates ranging from 2.8% to 4.3%, with the undiscounted amount totaling $64.5 million.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2015 and 2014 (in thousands):

	Year Ended December 31,
	2015	2014
Balance, beginning of year	$15,085	$16,930
Acquisition of Rockwood	17,265	—
Liabilities incurred	3,636	—
Accretion of discount	1,289	323
Liabilities settled	—	(333)
Divestitures	—	(1,816)
Foreign currency translation adjustments	(45)	(19)
Balance, end of year	$37,230	$15,085
Our asset retirement obligations are recorded in Other noncurrent liabilities in the condensed consolidated balance sheets. Asset retirement obligations assumed through the acquisition of Rockwood primarily relate to post-closure reclamation of sites involved in the surface mining and manufacturing of lithium. We are not aware of any conditional asset retirement obligations that would require recognition in our consolidated financial statements.
Rental Expense
Our rental expenses include a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. We also have certain buildings and improvements under capital lease. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

	Operating Leases	Capital Leases
2016	$14,643	$3,163
2017	$10,664	$3,178
2018	$9,217	$3,193
2019	$7,436	$10,201
2020	$6,665	$—
Thereafter	$21,124	$—
		19,735
Less: amount representing interest		2,928
Present value of net minimum obligations		$16,807
Rental expense was approximately $45.0 million, $31.9 million, and $30.7 million for 2015, 2014 and 2013, respectively. Rental expense related to discontinued operations was approximately $1.3 million and $1.6 million for 2014 and 2013, respectively. Rental expense is shown net of sublease income which was minimal during 2015, 2014 and 2013.

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
Also see Note 2, “Acquisitions” for a discussion about litigation matters in connection with the Acquisition of Rockwood.
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
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2016	2017	2018	2019	2020	Thereafter
Letters of credit and other guarantees	$24,789	$11,248	$3,190	$14	$210	$24,356
The outstanding letters of credit are primarily related to insurance claim payment guarantees with expiration dates ranging from 2016 to 2022. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2015. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
We currently, and are from time to time, subject to transactional audits in various taxing jurisdictions and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.
NOTE 18—Stock-based Compensation Expense:
Incentive Plans
We have various share-based compensation plans that authorize the granting of (i) stock options to purchase shares of our common stock, (ii) restricted stock and restricted stock units, (iii) performance unit awards and (iv) stock appreciation rights (“SARs”) to employees and non-employee directors. The plans provide for payment of incentive awards in one or more of the following at our option: cash, shares of our common stock, qualified and non-qualified stock options, SARs, restricted stock awards, restricted stock unit awards and performance unit awards. The share-based awards granted by us generally contain vesting provisions ranging from one to five years, and with respect to stock options granted by us, have a term of not more than ten years from the date of grant. Stock options granted to employees generally vest over three years and have a term of ten years. Restricted stock and restricted stock unit awards vest in periods ranging from one to five years from the date of grant. Performance unit awards are earned at a level ranging from 0% to 200% contingent upon the achievement of specific performance criteria over periods ranging from one to three years. Distribution of earned units occurs generally 50% upon completion of the applicable measurement period with the remaining 50% distributed one year thereafter.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We granted 313,803, 222,939 and 297,924 stock options during 2015, 2014 and 2013, respectively. There were no significant modifications made to any share-based grants during these periods.
On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Effective May 7, 2013, the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors and the 1996 Directors’ Deferred Compensation Plan (as amended and restated in 2005) were merged into the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). Under the Non-Employee Directors Plan, a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2015, there were 2,622,398 shares available for grant under the Incentive Plan and 451,466 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2015, 2014 and 2013 amounted to $15.2 million, $14.3 million and $10.2 million, respectively, and is included in Cost of goods sold and SG&A expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2015, 2014 and 2013 amounted to $5.6 million, $5.2 million and $3.7 million, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2015:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	1,484,243	$50.30	6.5	$17,887
Granted	313,803	55.74
Exercised	(18,000)	28.72
Forfeited	(98,519)	62.98
Expired	(4,600)	66.14
Outstanding at December 31, 2015	1,676,927	$50.76	6.1	$14,152
Exercisable at December 31, 2015	998,952	$43.95	4.5	$14,048
The fair value of each option granted during the years ended December 31, 2015, 2014 and 2013 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	1.80%	1.71%	1.58%
Volatility	32.92%	33.03%	33.55%
Average expected life (years)	6	6	6
Risk-free interest rate	2.17%	2.94%	2.18%
Fair value of options granted	$16.04	$19.56	$19.73
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
The intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $2.4 million and $7.0 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2015 is approximately $7.9 million and is expected to be recognized over a remaining weighted-average period of 2.3 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $0.5 million and $0.2 million for the year ended December 31, 2015, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	456,018	$66.21
Granted	214,610	55.34
Vested	(43,177)	65.39
Forfeited	(130,246)	64.50
Nonvested, end of period	497,205	62.04
The weighted average grant date fair value of performance unit awards granted in 2015, 2014 and 2013 was $11.9 million, $20.1 million and $16.9 million, respectively. Performance units awarded in 2013 include shares with a weighted average grant date fair value of $6.3 million related to awards granted in 2011 that earned at a rate of 200% based upon the achievement of specific performance criteria.
The weighted average fair value of performance unit awards that vested during 2015, 2014 and 2013 was $2.5 million, $7.4 million and $14.5 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2015 is approximately $13.4 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.6 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2015:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	105,288	$61.34
Granted	61,156	56.64
Vested	(39,073)	61.97
Forfeited	(9,250)	62.37
Nonvested, end of period	118,121	58.62

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2015, 2014 and 2013 was $3.5 million, $2.7 million and $3.4 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2015, 2014 and 2013 was $2.2 million, $2.1 million and $3.2 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2015 is approximately $3.5 million and is expected to be recognized over a remaining weighted-average period of 2.1 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Foreign Currency Translation(a)	Pension and Post-Retirement Benefits(b)	Net Investment Hedge	Interest Rate Swap(c)	Other	Total
Accumulated other comprehensive income (loss) - balance at December 31, 2012	$85,117	$989	$—	$—	$(842)	$85,264
Other comprehensive income (loss) before reclassifications	31,704	—	—	—	(2)	31,702
Amounts reclassified from accumulated other comprehensive (loss) income	—	(502)	—	—	137	(365)
Other comprehensive income (loss), net of tax	31,704	(502)	—	—	135	31,337
Other comprehensive income attributable to noncontrolling interests	(356)	—	—	—	—	(356)
Accumulated other comprehensive income (loss) - balance at December 31, 2013	$116,465	$487	$—	$—	$(707)	$116,245
Other comprehensive (loss) income before reclassifications	(151,059)	—	11,384	(21,174)	—	(160,849)
Amounts reclassified from accumulated other comprehensive (loss) income	(17,750)	(487)	—	212	136	(17,889)
Other comprehensive (loss) income, net of tax	(168,809)	(487)	11,384	(20,962)	136	(178,738)
Other comprehensive loss attributable to noncontrolling interests	80	—	—	—	—	80
Accumulated other comprehensive (loss) income - balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)
Other comprehensive (loss) income before reclassifications	(412,999)	(774)	50,861	—	2	(362,910)
Amounts reclassified from accumulated other comprehensive (loss) income	—	16	—	2,101	27	2,144
Other comprehensive (loss) income, net of tax	(412,999)	(758)	50,861	2,101	29	(360,766)
Other comprehensive loss attributable to noncontrolling interests	1,891	—	—	—	—	1,891
Accumulated other comprehensive (loss) income - balance at December 31, 2015	$(463,372)	$(758)	$62,245	$(18,861)	$(542)	$(421,288)

(a)
Amounts reclassified from accumulated other comprehensive (loss) income for the year ended December 31, 2014 are included in (Loss) income from discontinued operations (net of tax) for the year ended December 31, 2014 and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of our antioxidant, ibuprofen and propofol businesses and assets which closed on September 1, 2014. See Note 3, “Divestitures.”

(b)
The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 15, “Pension Plans and Other Postretirement Benefits.”

(c)	The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income is included in interest expense.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the years ended December 31, 2015, 2014 and 2013 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge(a)	Interest Rate Swap(b)	Other
2015
Other comprehensive (loss) income, before tax	$(451,781)	$(751)	$80,746	$3,336	$19
Income tax benefit (expense)	38,782	(7)	(29,885)	(1,235)	10
Other comprehensive (loss) income, net of tax	$(412,999)	$(758)	$50,861	$2,101	$29

2014
Other comprehensive (loss) income, before tax	$(163,536)	$(772)	$17,971	$(33,091)	$217
Income tax (expense) benefit	(5,273)	285	(6,587)	12,129	(81)
Other comprehensive (loss) income, net of tax	$(168,809)	$(487)	$11,384	$(20,962)	$136

2013
Other comprehensive income (loss), before tax	$29,895	$(781)	$—	$—	$214
Income tax benefit (expense)	1,809	279	—	—	(79)
Other comprehensive income (loss), net of tax	$31,704	$(502)	$—	$—	$135

(a)
Other comprehensive income, before tax, for the year ended December 31, 2014 includes $12.8 million related to the revaluation of our euro-denominated senior notes and a $5.2 million gain on the settlement of related foreign currency forward contracts, both of which were designated as a hedge of our net investment in foreign operations. See Note 14, “Long-Term Debt” for additional information about these transactions.

(b)
Other comprehensive (loss), before tax, for the year ended December 31, 2014 includes a realized loss of ($33.4) million on the settlement of our forward starting interest rate swap which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 14, “Long-Term Debt” for additional information about this interest rate swap.

NOTE 20—Income Taxes:
Income from continuing operations before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Income from continuing operations before income taxes and equity in net income of unconsolidated investments:
Domestic	$8,594	$45,689	$351,731
Foreign	349,593	167,490	186,711
Total	$358,187	$213,179	$538,442

Current income tax expense:
Federal	$85,245	$36,708	$53,953
State	71	3,209	2,195
Foreign	80,104	25,700	18,414
Total	$165,420	$65,617	$74,562

Deferred income tax (benefit) expense:
Federal	$(129,433)	$(32,890)	$69,817
State	(1,170)	(1,139)	2,416
Foreign	(5,695)	(13,104)	(12,350)
Total	$(136,298)	$(47,133)	$59,883

Total income tax expense	$29,122	$18,484	$134,445

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	1.7	0.2	0.7
Change in valuation allowance(a)	4.7	1.0	(2.2)
Impact of foreign earnings, net(b)	(19.6)	(24.8)	(10.7)
Subpart F income	6.8	1.2	0.4
Deemed repatriation of foreign income(d)	91.6	—	—
Undistributed earnings of foreign subsidiaries(b)(d)	(99.6)	(0.3)	2.9
Nondeductible transaction costs	1.8	—	—
Depletion	(1.6)	(2.4)	(0.9)
Revaluation of unrecognized tax benefits/reserve requirements(c)	(11.3)	(0.6)	(0.1)
Domestic manufacturing tax deduction	(0.9)	(2.2)	(0.9)
Other items, net	(0.5)	1.6	0.8
Effective income tax rate	8.1%	8.7%	25.0%

(a)	During 2013, our Avonmouth, U.K. legal entity was dissolved, therefore the corresponding valuation allowance and deferred tax assets were written off.

(b)
During 2015, 2014 and 2013, we received actual and deemed distributions of $1.4 billion, $12.6 million and $12.3 million, respectively, from various foreign subsidiaries and joint ventures, and realized an expense, net of foreign tax credits, of $350.2 million, $2.8 million and $2.4 million, respectively, related to the repatriation of these earnings, which impacted our effective tax rate. We have asserted, for all periods being reported, indefinite investment of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This gave us a rate benefit of 7.1%, 12.4%, and 4.5% for 2015, 2014, and 2013, respectively.

(c)
During 2014, we released various tax reserves primarily related to the expiration of the applicable U.S. federal statute of limitations for 2009 through 2010 which provided a net benefit of approximately $2.5 million. In 2015, the main impact is from the release of reserves on the close of a U.S. federal audit, and lapse of statute of limitations. These releases provided a net benefit of approximately $41 million.

(d)
In prior years, we designated the undistributed earnings of substantially all of our foreign subsidiaries as indefinitely invested. In 2015, we were not indefinitely invested in a portion of earnings from legacy Rockwood entities that were part of the repatriation planning, for which a deferred tax liability of $387.0 million was established in the opening balance sheet. This liability reversed upon the completion of the repatriation with $356.2 million impacting earnings and $30.8 million from foreign exchange differences. The reversal of this liability offsets the tax amount of $327.9 million from legacy Rockwood entities included in the deemed repatriation of foreign income.

As described in Note 1, “Summary of Significant Accounting Policies,” in the fourth quarter of 2015 we early adopted on a prospective basis new accounting guidance that requires deferred tax assets and liabilities to be classified as noncurrent on the consolidated balance sheet. Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2015 and 2014 consist of the following (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2015	2014
Deferred tax assets:
Accrued employee benefits	$28,167	$20,834
Accrued expenses	33,048	2,379
Operating loss carryovers	131,985	82,017
Pensions	111,059	79,113
Intangibles	—	5,732
Tax credit carryovers	2,555	34,469
Other	32,725	20,227
Gross deferred tax assets	339,539	244,771
Valuation allowance	(85,370)	(30,768)
Deferred tax assets	254,169	214,003

Deferred tax liabilities:
Depreciation	(378,669)	(190,280)
Intangibles	(488,855)	—
Foreign currency translation adjustments	—	(4,752)
Other	(46,937)	(18,420)
Deferred tax liabilities	(914,461)	(213,452)

Net deferred tax (liabilities) assets	$(660,292)	$551
Classification in the consolidated balance sheets:
Current deferred tax assets	$—	$1,801
Current deferred tax liabilities	—	(6,806)
Noncurrent deferred tax assets	76,025	62,440
Noncurrent deferred tax liabilities	(736,317)	(56,884)
Net deferred tax (liabilities) assets	$(660,292)	$551
Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$(30,768)	$(33,757)	$(49,562)
Additions(a)	(61,122)	(1,895)	(4,359)
Deductions	6,520	4,884	20,164
Balance at December 31	$(85,370)	$(30,768)	$(33,757)

(a)	Additions for the year ended December 31, 2015 includes $42.0 million related to the acquisition of Rockwood.
At December 31, 2015, we had approximately $3.0 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2021 and 2035. We have established valuation allowances for $0.3 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2015, we have on a pre-tax basis, domestic state net operating losses of $529.9 million, expiring between 2019 and 2036, which have pre-tax valuation allowances of $507.9 million established, and domestic capital losses comprised of federal amounts of $16.9 million and state amounts of $55.6 million expiring between 2017 and 2020, which have pre-tax valuation allowances of $15.8 million and $55.6 million established, respectively. In addition, we have on a pre-tax basis $393.6 million of foreign net operating losses of which a majority have an indefinite life, which have pre-tax valuation allowances for $177.5 million established. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances for $0.9 million related to foreign deferred tax assets not related to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We believe that it is more likely than not that the Company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.
As of December 31, 2015, we have not recorded U.S. income taxes on approximately $1.1 billion of cumulative undistributed earnings of our non-U.S. subsidiaries and joint ventures, as these earnings are intended to be either indefinitely invested or subject to a tax-free liquidation and do not give rise to significant incremental U.S. taxes. If it is determined that cash can be repatriated with little to no tax consequences, we may choose to repatriate cash at that time. If in the foreseeable future we can no longer demonstrate that these earnings are indefinitely invested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.
Liabilities related to uncertain tax positions were $101.7 million and $25.3 million at December 31, 2015 and 2014, respectively, inclusive of interest and penalties of $6.5 million and $0.3 million at December 31, 2015 and 2014, respectively, and are reported in Other noncurrent liabilities as provided in Note 16. These liabilities at December 31, 2015 and 2014 were reduced by $50.9 million and $22.1 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11. The resulting net liabilities of $44.0 million and $2.9 million at December 31, 2015 and 2014, respectively, if recognized and released, would favorably affect earnings.
The liabilities related to uncertain tax positions, exclusive of interest, were $95.7 million and $25.0 million at December 31, 2015 and 2014, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Balance at January 1	$24,969	$29,143	$28,398
Acquisition of Rockwood	124,758	—	—
Additions for tax positions related to prior years	4,329	—	—
Reductions for tax positions related to prior years	(46,211)	(214)	(348)
Additions for tax positions related to current year	202	2,232	2,061
Lapses in statutes of limitations/settlements	(6,736)	(5,057)	(473)
Foreign currency translation adjustment	(5,596)	(1,135)	(495)
Balance at December 31	$95,715	$24,969	$29,143
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2011. In 2015, the IRS continued its audit of legacy Albemarle’s U.S. consolidated group for 2011 and 2012. Additionally, in 2015 the IRS finalized its audit of legacy Rockwood’s U.S. consolidated group for 2010 and 2011. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2010.
With respect to jurisdictions outside the U.S., several audits are in process. During 2015, the German tax authorities continued and announced audits on multiple German subsidiaries for various years from 2006 through 2013, the Belgium tax authorities continued the audit of our Belgium subsidiary for 2012 and 2013, and audits of two of our Korean entities for 2011 through 2013 were closed. We also have various audits ongoing for the years 2007 through 2014 related to Russia, the Philippines, India, Italy, and France.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $3.3 million as a result of closure of tax statutes.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—Restructuring and Other:
Restructuring and other, net, reported in the consolidated statements of income for the years ended December 31, 2015, 2014 and 2013 consists of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Exit of phosphorus flame retardants business(a)	$(6,804)	$—	$—
Charges in connection with aluminum alkyl supply capacity reduction(b)	—	23,521	—
Charges in connection with global business realignment(c)	—	—	33,361
Other, net(d)	—	2,426	—
Total Restructuring and other, net	$(6,804)	$25,947	$33,361

(a)
In the third quarter of 2015, a gain of $6.8 million ($5.4 million after income taxes) was recognized upon the sale of land in Avonmouth, U.K., which was utilized by the phosphorus flame retardants business we exited in 2012. In 2012, charges in connection with our exit of the phosphorus flame retardants business were recorded in Restructuring and other, net, on our consolidated statements of income.

(b)
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

(c)
In connection with an announced realignment of our operating segments effective January 1, 2014, in the fourth quarter of 2013 we initiated a workforce reduction plan which resulted in a reduction of approximately 230 employees worldwide. In the fourth quarter of 2013 we recorded charges of $33.4 million ($21.9 million after income taxes) for termination benefits and other costs related to this workforce reduction plan. Payments under this workforce reduction plan are complete.

(d)
The amount for 2014 mainly consists of $3.3 million ($2.1 million after income taxes) recorded in the second quarter for certain multi-product facility project costs that we do not expect to recover in future periods, net of other credits recorded in the fourth quarter.

NOTE 22—Fair Value of Financial Instruments:
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

	December 31,
	2015		2014
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,852,019	$3,810,981	$2,934,131	$2,994,935
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2015 and 2014, we had outstanding foreign currency forward contracts with notional values totaling $217.7 million and $479.9 million, respectively. Our foreign currency forward contracts outstanding at December 31, 2015 and 2014 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. At December 31, 2015, $0.3 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts, and at December 31, 2014, $0.6 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the years ended December 31, 2015, 2014 and 2013 we recognized losses of ($38.5) million, ($17.8) million and ($1.1) million, respectively, in Other income (expenses), net, in our consolidated statements of income

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income (expenses), net. Also, for the years ended December 31, 2015, 2014 and 2013, we recorded $38.5 million, $17.8 million and $1.1 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of ($37.6) million, ($18.3) million and ($1.8) million, respectively, in Other, net, in our consolidated statements of cash flows.
The counterparties to our foreign currency forward contracts are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties.

NOTE 23—Fair Value Measurement:
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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2015. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$21,631	$21,631	$—	$—
Private equity securities (b)	$2,626	$31	$—	$2,595
Pension assets (c)	$690,787	$500,996	$106,664	$83,127
Postretirement assets (c)	$3,292	$—	$3,292	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$21,631	$21,631	$—	$—
Foreign currency forward contracts (d)	$250	$—	$250	$—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2014	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan (a)	$22,168	$22,168	$—	$—
Private equity securities (b)	$1,806	$21	$—	$1,785
Foreign currency forward contracts (d)	$631	$—	$631	$—
Pension assets (c)	$607,694	$513,871	$13,083	$80,740
Postretirement assets (c)	$4,439	$—	$4,439	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$22,168	$22,168	$—	$—

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

(c)
See Note 15 “Pension Plans and Other Postretirement Benefits” for further information about fair value measurements of our pension and postretirement plan assets, including the reconciliations of the plans’ Level 3 assets.

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

The following table presents the fair value reconciliation of private equity securities Level 3 assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014
Beginning balance	$1,785	$750
Total unrealized gains included in earnings relating to assets still held at the reporting date	810	35
Purchases	—	1,000
Ending balance	$2,595	$1,785

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—Related Party Transactions:
Our consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Sales to unconsolidated affiliates	$25,903	$45,415	$29,420
Purchases from unconsolidated affiliates	115,697	64,631	57,022

NOTE 25—Segment and Geographic Area Information:
As a result of the Rockwood acquisition, in 2015 we realigned our organizational structure under three reportable segments: Performance Chemicals, Refining Solutions and Chemetall Surface Treatment. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new business structure aligns with the markets and customers we serve through each of the segments. The new structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2014 and 2013 have been recast to reflect the change in segments noted above and a change in our measure of segment profit or loss to adjusted EBITDA as discussed below. Segment results for all periods presented exclude discontinued operations as further described in Note 3, “Divestitures.”
The “All Other” category is comprised of three operating segments that did not fit into any of our core businesses subsequent to the acquisition of Rockwood: mineral-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. For additional information about these businesses, see Note 3, “Divestitures.”
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
Beginning in 2015, the Company uses earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-recurring or unusual items such as restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), on a segment basis to assess the ongoing performance of the Company’s business segments. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net sales:
Performance Chemicals	$1,610,319	$1,121,645	$1,141,890
Refining Solutions	729,261	852,139	775,207
Chemetall Surface Treatment	824,906	—	—
All Other	471,434	471,764	477,173
Corporate	15,415	—	—
Total net sales	$3,651,335	$2,445,548	$2,394,270

Adjusted EBITDA:
Performance Chemicals	$535,520	$306,572	$364,712
Refining Solutions	197,595	256,485	190,388
Chemetall Surface Treatment	202,028	—	—
All Other	53,993	73,973	71,691
Corporate	(29,814)	(74,875)	(69,240)
Total adjusted EBITDA	$959,322	$562,155	$557,551

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Performance Chemicals	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
2015
Adjusted EBITDA	$535,520	$197,595	$202,028	$935,143	$53,993	$(29,814)	$959,322
Depreciation and amortization	(120,248)	(34,039)	(78,903)	(233,190)	(18,183)	(8,703)	(260,076)
Utilization of inventory markup(a)	(79,977)	—	(20,030)	(100,007)	(3,029)	—	(103,036)
Restructuring and other, net(c)	—	—	—	—	—	6,804	6,804
Acquisition and integration related costs(b)	—	—	—	—	—	(146,096)	(146,096)
Interest and financing expenses	—	—	—	—	—	(132,722)	(132,722)
Income tax expense	—	—	—	—	—	(29,122)	(29,122)
Non-operating pension and OPEB items	—	—	—	—	—	46,244	46,244
Other(d)	—	(1,971)	—	(1,971)	—	(4,441)	(6,412)
Net income (loss) attributable to Albemarle Corporation	$335,295	$161,585	$103,095	$599,975	$32,781	$(297,850)	$334,906
2014
Adjusted EBITDA	$306,572	$256,485	$—	$563,057	$73,973	$(74,875)	$562,155
Depreciation and amortization(e)	(51,707)	(32,670)	—	(84,377)	(13,478)	(2,552)	(100,407)
Restructuring and other, net(c)	—	—	—	—	—	(25,947)	(25,947)
Acquisition and integration related costs(b)	—	—	—	—	—	(30,158)	(30,158)
Interest and financing expenses	—	—	—	—	—	(41,358)	(41,358)
Income tax expense	—	—	—	—	—	(18,484)	(18,484)
(Loss) income from discontinued operations (net of tax)	—	—	—	—	—	(69,531)	(69,531)
Non-operating pension and OPEB items	—	—	—	—	—	(125,462)	(125,462)
Other(d)	—	—	—	—	—	(17,492)	(17,492)
Net income (loss) attributable to Albemarle Corporation	$254,865	$223,815	$—	$478,680	$60,495	$(405,859)	$133,316
2013
Adjusted EBITDA	$364,712	$190,388	$—	$555,100	$71,691	$(69,240)	$557,551
Depreciation and amortization(e)	(46,225)	(33,580)	—	(79,805)	(13,323)	(2,188)	(95,316)
Restructuring and other, net(c)	—	—	—	—	—	(33,361)	(33,361)
Interest and financing expenses	—	—	—	—	—	(31,559)	(31,559)
Income tax expense	—	—	—	—	—	(134,445)	(134,445)
(Loss) income from discontinued operations (net of tax)	—	—	—	—	—	4,108	4,108
Non-operating pension and OPEB items	—	—	—	—	—	146,193	146,193
Net income (loss) attributable to Albemarle Corporation	$318,487	$156,808	$—	$475,295	$58,368	$(120,492)	$413,171

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup was expensed over the estimated remaining selling period. For the year ended December 31, 2015, $75.9 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $27.1 million related to the utilization of the inventory markup.

(b)	See Note 2, “Acquisitions.”

(c)	See Note 21, “Restructuring and Other.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)
For the year ended December 31, 2015, Refining Solutions includes an impairment charge of approximately $2.0 million related to our unconsolidated investment in Fábrica Carioca de Catalisadores SA. For the years ended December 31, 2015 and 2014, Corporate includes approximately $4.4 million and $17.5 million, respectively, of financing-related fees expensed in connection with the acquisition of Rockwood.

(e)	Excludes discontinued operations.

	As of December 31,
	2015	2014	2013
		(In thousands)
Identifiable assets:
Performance Chemicals	$4,358,598	$1,085,246	$1,148,478
Refining Solutions	937,445	1,100,361	1,217,313
Chemetall Surface Treatment	3,207,621	—	—
All Other	517,695	268,555	468,147
Corporate(a)	593,655	2,768,941	750,859
Total identifiable assets	$9,615,014	$5,223,103	$3,584,797
Goodwill:
Performance Chemicals	$1,287,824	$42,016	$42,025
Refining Solutions	172,728	192,657	218,382
Chemetall Surface Treatment	1,433,259	—	—
All Other	—	8,589	23,796
Total goodwill	$2,893,811	$243,262	$284,203

(a)
As of December 31, 2014, Corporate included net proceeds received from the issuance of the 2014 Senior Notes, which, together with borrowings from our Commercial Paper Notes, August 2014 Term Loan Agreement and Cash Bridge Facility, were used to finance the cash portion of the Merger Consideration, pay related fees and expenses and repay our senior notes which matured on February 1, 2015. See Note 14, “Long-Term Debt” and Note 2, “Acquisitions” for additional details about these transactions.

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Depreciation and amortization:
Performance Chemicals	$120,248	$51,707	$46,225
Refining Solutions	34,039	32,670	33,580
Chemetall Surface Treatment	78,903	—	—
Discontinued Operations	—	3,165	12,054
All Other	18,183	13,478	13,323
Corporate	8,703	2,552	2,188
Total depreciation and amortization	$260,076	$103,572	$107,370
Capital expenditures:
Performance Chemicals	$159,338	$52,280	$119,500
Refining Solutions	28,836	49,219	16,501
Chemetall Surface Treatment	23,738	—	—
All Other	13,054	9,053	18,831
Corporate	2,683	24	514
Total capital expenditures	$227,649	$110,576	$155,346

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Net Sales:
United States	$1,118,847	$884,373	$933,182
Foreign(a)	2,532,488	1,561,175	1,461,088
Total	$3,651,335	$2,445,548	$2,394,270

(a)	No sales in a foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

	As of December 31,
	2015	2014	2013
		(In thousands)
Long-Lived Assets:
United States	$833,238	$698,863	$748,719
Chile	916,965	—	—
Netherlands	157,644	167,965	193,775
Jordan	230,460	227,805	227,818
Australia	282,552	—	—
Brazil	45,847	59,474	78,078
Germany	189,895	75,813	86,175
China	29,780	5,310	41,858
France	50,991	37,347	34,523
Korea	72,685	80,362	86,827
United Kingdom	5,320	3,665	3,665
Other foreign countries	103,977	48,819	47,139
Total	$2,919,354	$1,405,423	$1,548,577
Net sales to external customers by product category in each of the segments consists of the following:

	Year Ended December 31,
	2015	2014	2013
		(In thousands)
Performance Chemicals:
Bromine	$775,729	$808,857	$856,298
Lithium	508,844	—	—
Performance Catalyst Solutions	325,746	312,788	285,592
Total Performance Chemicals	$1,610,319	$1,121,645	$1,141,890

Refining Solutions	$729,261	$852,139	$775,207

Chemetall Surface Treatment	$824,906	$—	$—

On October 26, 2015, we announced that effective January 1, 2016, Performance Chemicals will be split into two separate reportable segments: (1) Bromine Specialties, and (2) Lithium and Advanced Materials, which will include Performance Catalyst Solutions and Curatives.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 26—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2015
Net sales	$884,404	$931,485	$905,093	$930,353
Gross profit	$258,466	$300,566	$312,210	$325,630
Restructuring and other, net(a)	$—	$—	$(6,804)	$—
Acquisition and integration related costs(b)	$59,523	$24,166	$42,798	$19,609
Net income attributable to Albemarle Corporation(c)	$43,115	$52,147	$65,392	$174,252
Basic earnings per share(c)	$0.40	$0.46	$0.58	$1.55
Shares used to compute basic earnings per share	108,130	112,189	112,202	112,207
Diluted earnings per share(c)	$0.40	$0.46	$0.58	$1.55
Shares used to compute diluted earnings per share	108,464	112,607	112,544	112,608

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2014
Net sales	$599,843	$604,721	$642,418	$598,566
Gross profit	$195,599	$207,363	$205,446	$162,440
Restructuring and other, net(a)	$17,000	$3,332	$293	$5,322
Acquisition and integration related costs(b)	$—	$4,843	$10,261	$15,054
Net income (loss) from continuing operations	$66,004	$89,404	$88,019	$(12,990)
Loss from discontinued operations (net of tax)(d)	(1,769)	(60,025)	(6,679)	(1,058)
Net income attributable to noncontrolling interests	(7,652)	(6,932)	(8,546)	(4,460)
Net income (loss) attributable to Albemarle Corporation	$56,583	$22,447	$72,794	$(18,508)
Basic earnings (loss) per share:
Continuing operations	$0.73	$1.05	$1.02	$(0.22)
Discontinued operations	(0.02)	(0.76)	(0.09)	(0.02)
	$0.71	$0.29	$0.93	$(0.24)

Shares used to compute basic earnings per share	79,735	78,662	78,244	78,144
Diluted earnings (loss) per share:
Continuing operations	$0.73	$1.04	$1.01	$(0.22)
Discontinued operations	(0.02)	(0.76)	(0.08)	(0.02)
	$0.71	$0.28	$0.93	$(0.24)

Shares used to compute diluted earnings per share	80,112	79,091	78,659	78,545

(a)	See Note 21, “Restructuring and Other.”

(b)	See Note 2, “Acquisitions.”

(c)
The fourth quarter of 2015 includes an income tax benefit of $44.6 million primarily related to the release of certain tax reserves associated with lapses in statutes of limitations and audit closures.

(d)
Included in Loss from discontinued operations (net of tax) for the year ended December 31, 2014 is ($65.7) million related to the loss on the sale of our antioxidant, ibuprofen and propofol businesses and assets, the majority of which was recorded in the second quarter. See Note 3, “Divestitures.”

As discussed in Note 1, “Summary of Significant Accounting Policies,” actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. During the year ended December 31, 2015, actuarial gains were recognized as follows: fourth quarter—$38.9 million ($27.8 million after income taxes) as a result of the annual remeasurement process. During the year ended December 31, 2014, actuarial losses were recognized as

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

follows: first quarter—$15.4 million ($9.8 million after income taxes) as a result of the remeasurement of the assets and obligations of (i) one of our U.S. defined benefit plan which covers non-represented employees, and (ii) our SERP, in connection with a realignment of of our operating segments effective January 1, 2014 and related workforce reduction plan; third quarter—$2.8 million ($1.8 million after income taxes) as a result of the remeasurement of the assets and obligations of one of our U.S. defined benefit plans for represented employees which was part of the businesses and assets we divested on September 1, 2014; fourth quarter—$112.6 million ($71.8 million after income taxes) as a result of the annual remeasurement process.

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
Design and Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (NYSE), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 22, 2015. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 58 to 116:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income, Comprehensive (Loss) Income, Changes in Equity and Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K:

2.1
Agreement and Plan of Merger, dated as of July 15, 2014, among Albemarle Corporation, Albemarle Holdings Corporation and Rockwood Holdings, Inc. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 18, 2014, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

3.1
Amended and Restated Articles of Incorporation (including Amendment thereto) [filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (No. 333-119723) filed on October 13, 2004, and incorporated herein by reference].

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

4.2
Second Supplemental Indenture, dated as of December 10, 2010, between the Company and The Bank of New York Mellon Trust Company, N.A., as successor trustee to The Bank of New York [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 10, 2010, and incorporated herein by reference].

4.3
Third Supplemental Indenture, dated as of November 24, 2014, among Albemarle Corporation, Albemarle Holdings Corporation, Albemarle Holdings II Corporation and U.S. Bank National Association, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 24, 2014, and incorporated herein by reference].

4.4
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

4.8
Form of Global Security for the 1.875% Senior Notes due 2021 [filed as Exhibit 4.8 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.1
2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex A to the Company’s definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on March 28, 2013, and incorporated herein by reference].

10.2
Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

10.3
Albemarle Corporation 2003 Incentive Plan, adopted January 31, 2003 and approved by the shareholders on March 26, 2003 [filed as Annex A to the Company’s Definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on February 26, 2003, and incorporated herein by reference].

10.4
First Amendment to the Albemarle Corporation 2003 Incentive Plan, dated as of December 13, 2006 [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.5	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.6	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

10.7	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.8
Notice of Performance-Based Restricted Stock Unit Award [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.9	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.10	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.11	Notice of TSR Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

10.12	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2015, and incorporated herein by reference].

10.13	Notice of TSR Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2015, and incorporated herein by reference].

*10.14	Notice of Restricted Stock Unit Award (2015).

10.15
Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.16
First Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 1, 2010 [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.17
Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 18, 2011 [filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.18
Third Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 2, 2013 [filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

*10.19	Form of Severance Compensation Agreement (Pension-Eligible Employees).

*10.20	Form of Severance Compensation Agreement (Non-Pension-Eligible Employees).

*10.21	Form of Amendment to Severance Compensation Agreement.

10.22
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

10.24
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658), and incorporated herein by reference].

10.25
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.26
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.27
First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014 [filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

*10.28	Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of February 12, 2015.

*10.29	Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 31, 2015.

*10.30	Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 17, 2015.

10.31
Share Purchase Agreement, among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA, dated August 31, 2006 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.32
Credit Agreement, dated as of February 7, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 7, 2014, and incorporated herein by reference].

10.33
Credit Agreement, dated as of August 15, 2014, among Albemarle Corporation as borrower, certain of Albemarle Corporation’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions that may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-4 (No. 333-198415) filed on August 28, 2014, and incorporated herein by reference].

10.34
First Amendment to Credit Agreement, dated as of August 15, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions that may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (No. 333-198415) filed on August 28, 2014, and incorporated herein by reference].

10.35
Cash Bridge Credit Agreement, dated as of December 2, 2014, among Albemarle Corporation as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.36
Consent, dated November 24, 2014, of Bank of America, N.A., as Administrative Agent, to Albemarle Corporation, regarding the Credit Agreement, dated as of February 7, 2014 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.37
Consent, dated November 24, 2014, of Bank of America, N.A., as Administrative Agent, to Albemarle Corporation, regarding the Credit Agreement, dated as of August 15, 2014 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.38
First Amendment to Credit Agreement (Term Loan), dated as of December 22, 2014, among Albemarle Corporation, as borrower, certain of Albemarle Corporation’s subsidiaries that from time to time become parties thereto, as guarantors, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.39
Second Amendment to Credit Agreement and Increase of Aggregate Commitments, dated as of December 22, 2014, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.40
Third Amendment to Credit Agreement, dated as of September 14, 2015, among Albemarle Corporation and Albemarle Global Finance Company SCA, as borrowers, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (No. 1-12658), and incorporated herein by reference].

10.41
Term Loan Agreement, dated as of September 14, 2015, among Albemarle Corporation, as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 14, 2015, and incorporated herein by reference].

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Five-Year Summary.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2015, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2015, 2014 and 2013, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended December 31, 2015, 2014 and 2013, (iii) the Consolidated Balance Sheets at December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2015, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.

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
(Luther C. Kissam IV)
President, Chief Executive Officer and Director
Dated: February 29, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 29, 2016.

Signature	Title

/S/ LUTHER C. KISSAM IV	President, Chief Executive Officer and Director (principal executive
(Luther C. Kissam IV)	officer and principal financial officer)

/S/ DONALD J. LABAUVE, JR.	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(Donald J. LaBauve, Jr.)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ DOUGLAS L. MAINE	Director
(Douglas L. Maine)

/S/ J. KENT MASTERS	Director
(J. Kent Masters)

/S/ JIM W. NOKES	Chairman of the Board
(Jim W. Nokes)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ JOHN SHERMAN, JR.	Director
(John Sherman, Jr.)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)