Form 10-Q
period 2016-03-31
ALBEMARLE CORP
filed 2016-05-10
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of May 3, 2016: 112,297,329

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net sales	$865,398	$884,404
Cost of goods sold	528,000	625,938
Gross profit	337,398	258,466
Selling, general and administrative expenses	139,157	135,765
Research and development expenses	23,401	26,492
Gain on sales of businesses, net	(121,324)	—
Acquisition and integration related costs	21,356	59,523
Operating profit	274,808	36,686
Interest and financing expenses	(25,251)	(35,746)
Other income, net	410	49,957
Income before income taxes and equity in net income of unconsolidated investments	249,967	50,897
Income tax expense	30,985	14,140
Income before equity in net income of unconsolidated investments	218,982	36,757
Equity in net income of unconsolidated investments (net of tax)	16,566	10,392
Net income	235,548	47,149
Net income attributable to noncontrolling interests	(7,362)	(4,034)
Net income attributable to Albemarle Corporation	$228,186	$43,115
Basic earnings per share	$2.03	$0.40
Diluted earnings per share	$2.02	$0.40
Weighted-average common shares outstanding – basic	112,260	108,130
Weighted-average common shares outstanding – diluted	112,770	108,464
Cash dividends declared per share of common stock	$0.305	$0.29
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Net income	$235,548	$47,149
Other comprehensive income (loss), net of tax:
Foreign currency translation	98,910	(354,571)
Pension and postretirement benefits	1	2
Net investment hedge	(9,524)	54,046
Interest rate swap	525	527
Other	(4)	27
Total other comprehensive income (loss), net of tax	89,908	(299,969)
Comprehensive income (loss)	325,456	(252,820)
Comprehensive income attributable to noncontrolling interests	(7,645)	(3,934)
Comprehensive income (loss) attributable to Albemarle Corporation	$317,811	$(256,754)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$252,382	$213,734
Trade accounts receivable, less allowance for doubtful accounts (2016 – $5,981; 2015 – $4,148)	565,724	552,828
Other accounts receivable	87,239	79,877
Inventories	531,230	508,728
Other current assets	68,519	71,351
Assets held for sale	110,297	404,485
Total current assets	1,615,391	1,831,003
Property, plant and equipment, at cost	3,929,319	3,881,162
Less accumulated depreciation and amortization	1,439,779	1,396,424
Net property, plant and equipment	2,489,540	2,484,738
Investments	476,701	455,417
Other assets	194,811	199,938
Goodwill	2,931,293	2,893,811
Other intangibles, net of amortization	1,731,232	1,733,047
Total assets	$9,438,968	$9,597,954
Liabilities And Equity
Current liabilities:
Accounts payable	$303,805	$306,517
Accrued expenses	315,649	402,379
Current portion of long-term debt	484,754	677,345
Dividends payable	34,016	32,306
Liabilities held for sale	28,618	128,706
Income taxes payable	58,256	69,432
Total current liabilities	1,225,098	1,616,685
Long-term debt	3,105,351	3,157,614
Postretirement benefits	49,427	49,647
Pension benefits	380,933	381,552
Other noncurrent liabilities	248,177	254,826
Deferred income taxes	735,111	736,317
Commitments and contingencies (Note 11)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 112,297 in 2016 and 112,219 in 2015	1,123	1,122
Additional paid-in capital	2,061,503	2,059,151
Accumulated other comprehensive loss	(331,663)	(421,288)
Retained earnings	1,809,342	1,615,407
Total Albemarle Corporation shareholders’ equity	3,540,305	3,254,392
Noncontrolling interests	154,566	146,921
Total equity	3,694,871	3,401,313
Total liabilities and equity	$9,438,968	$9,597,954
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net income					228,186	228,186	7,362	235,548
Other comprehensive income				89,625		89,625	283	89,908
Cash dividends declared					(34,251)	(34,251)	—	(34,251)
Stock-based compensation and other			4,517			4,517		4,517
Tax deficiency related to stock plans			(195)			(195)		(195)
Issuance of common stock, net	112,624	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(35,176)	—	(1,969)			(1,969)		(1,969)
Balance at March 31, 2016	112,296,799	$1,123	$2,061,503	$(331,663)	$1,809,342	$3,540,305	$154,566	$3,694,871

Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					43,115	43,115	4,034	47,149
Other comprehensive loss				(299,869)		(299,869)	(100)	(299,969)
Cash dividends declared					(32,532)	(32,532)	—	(32,532)
Stock-based compensation and other			3,863			3,863		3,863
Exercise of stock options	4,000	—	90			90		90
Tax deficiency related to stock plans			(125)			(125)		(125)
Issuance of common stock, net	58,064	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550	—	2,036,550
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Shares withheld for withholding taxes associated with common stock issuances	(20,707)	—	(1,174)			(1,174)		(1,174)
Balance at March 31, 2015	112,184,945	$1,122	$2,049,309	$(362,282)	$1,421,234	$3,109,383	$137,947	$3,247,330
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash and cash equivalents at beginning of year	$213,734	$2,489,768
Cash flows from operating activities:
Net income	235,548	47,149
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	60,552	63,986
Gain on sales of businesses, net	(121,324)	—
Stock-based compensation	4,007	4,912
Excess tax benefits realized from stock-based compensation arrangements	—	(23)
Equity in net income of unconsolidated investments (net of tax)	(16,566)	(10,392)
Dividends received from unconsolidated investments and nonmarketable securities	200	3,048
Pension and postretirement expense (benefit)	1,389	(1,458)
Pension and postretirement contributions	(4,224)	(5,986)
Unrealized loss (gain) on investments in marketable securities	1,044	(462)
Deferred income taxes	816	(32,845)
Working capital changes	10,467	28,881
Other, net	799	(51,019)
Net cash provided by operating activities	172,708	45,791
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	—	(2,051,645)
Other acquisitions, net of cash acquired	—	(45,550)
Cash payments related to acquisitions and other	(81,988)	—
Capital expenditures	(58,120)	(56,741)
Decrease in restricted cash	—	57,550
Cash proceeds from divestitures, net	307,165	—
Sales of marketable securities, net	1,191	1,557
Repayments from joint ventures	—	2,156
Net cash provided by (used in) investing activities	168,248	(2,092,673)
Cash flows from financing activities:
Repayments of long-term debt	(331,595)	(1,326,263)
Proceeds from borrowings of long-term debt	—	1,000,000
Other borrowings, net	68,829	167,571
Dividends paid to shareholders	(32,541)	(21,730)
Proceeds from exercise of stock options	—	90
Excess tax benefits realized from stock-based compensation arrangements	—	23
Withholding taxes paid on stock-based compensation award distributions	(1,969)	(1,174)
Debt financing costs	—	(1,164)
Net cash used in financing activities	(297,276)	(182,647)
Net effect of foreign exchange on cash and cash equivalents	(5,032)	1,182
Increase (decrease) in cash and cash equivalents	38,648	(2,228,347)
Cash and cash equivalents at end of period	$252,382	$261,421
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015, our consolidated statements of income, consolidated statements of comprehensive income (loss), consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2016 and 2015. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016. The December 31, 2015 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
As described further in Note 2, “Acquisitions,” we completed our acquisition of Rockwood Holdings, Inc. (“Rockwood”) on January 12, 2015. The unaudited condensed consolidated financial statements contained herein include the results of operations of Rockwood, commencing on January 13, 2015.
NOTE 2—Acquisitions:
On January 12, 2015 (the “Acquisition Closing Date”), we completed the acquisition of all the outstanding shares of Rockwood (the “Merger”) for a purchase price of approximately $5.7 billion. As a result, Rockwood became a wholly-owned subsidiary of Albemarle.
Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon third-party appraisals for certain assets, including specifically-identified intangible assets. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $2.8 billion and was recorded as goodwill.
The allocation of the purchase price was finalized during the the three-month period ended March 31, 2016. The following table summarizes the allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Rockwood acquisition based upon estimated fair values at the date of acquisition (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Total purchase price	$5,725,321

Net assets acquired:
Cash and cash equivalents	$1,555,139
Trade and other accounts receivable	262,947
Inventories	290,496
Other current assets	86,267
Property, plant and equipment	1,383,480
Investments	529,453
Other assets	25,538
Definite-lived intangible assets:
Patents and technology	227,840
Trade names and trademarks	234,610
Customer lists and relationships	1,280,142
Indefinite-lived intangible assets:
Trade names and trademarks	104,380
Other	26,670
Current liabilities	(406,532)
Long-term debt	(1,319,132)
Pension benefits	(316,086)
Other noncurrent liabilities	(195,052)
Deferred income taxes	(845,884)
Noncontrolling interests	(17,582)
Total identifiable net assets	2,906,694
Goodwill	2,818,627
Total net assets acquired	$5,725,321
Significant changes to the purchase price allocation since our initial preliminary estimates reported in the first quarter of 2015 were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment, investments and intangible assets and increases in certain other noncurrent liabilities and noncontrolling interests, which resulted in an increase to recognized goodwill of approximately $193.8 million. This increase to recognized goodwill includes approximately $1.5 million that was recognized during the three-month period ended March 31, 2016 based on changes to intangible assets, property, plant and equipment and deferred taxes.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.
Included in Acquisition and integration related costs on our consolidated statements of income for the three-month periods ended March 31, 2016 and 2015 is $19.7 million and $57.4 million, respectively, of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.7 million and $2.1 million, respectively, of costs in connection with other significant projects.
The weighted-average amortization periods for the intangible assets acquired are 20 years for patents and technology, 20 years for trade names and trademarks and 24 years for customer lists and relationships. The weighted-average amortization period for all definite-lived intangible assets acquired is 23 years.
For the three-month period ended March 31, 2016, Depreciation and amortization expense included in Cost of goods sold was reduced by approximately $4.3 million as a result of measurement-period adjustments related to previous reporting periods.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In addition, Cost of goods sold was reduced by $0.2 million in the three-month period ended March 31, 2016 as a result of a measurement-period adjustment related to the utilization of the inventory markup, as further described in Note 12, “Segment Information.”
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the three-month period ended March 31, 2015 assume that the Merger occurred on January 1, 2015. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and income taxes. The pro forma amounts were also adjusted to exclude approximately $57.4 million of nonrecurring acquisition and integration related costs, and approximately $48.2 million of charges related to the utilization of the inventory markup as further described in Note 12, “Segment Information.” The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the Merger. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2015, nor are they indicative of future results of operations.

Three Months Ended March 31, 2015
(in thousands, except per share amounts)
Pro forma Net sales	$917,734
Pro forma Net income	$122,145
Pro forma Net income per share:
Basic	$1.13
Diluted	$1.13
See Item 8 Financial Statements and Supplementary Data—Note 2, “Acquisitions,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further details about the Rockwood acquisition.
NOTE 3—Divestitures:
In 2015, we announced our intention to pursue strategic alternatives, including divestitures, related to certain businesses which include minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. In the fourth quarter of 2015, we determined that the assets held for sale criteria were met for these businesses as well as a small group of assets at an idled site.
On November 5, 2015, the Company signed a definitive agreement to sell its Tribotecc metal sulfides business to Treibacher Industrie AG. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. On January 4, 2016, the Company closed the sale of this business, effective for the first day of business in 2016. We received net proceeds of approximately $137 million and have recorded a gain of $11.5 million before income taxes in the first quarter of 2016 related to the sale of this business.
On December 16, 2015, the Company signed a definitive agreement to sell its minerals-based flame retardants and specialty chemicals businesses to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction includes Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses. We received net proceeds of approximately $187 million and have recorded a gain of $111.3 million before income taxes in the first quarter of 2016 related to the sale of these businesses.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at March 31, 2016 and December 31, 2015, are as follows (in thousands):

	March 31,	December 31,
	2016	2015
Assets
Current assets	$57,127	$156,421
Net property, plant and equipment	46,452	115,865
Goodwill	6,586	46,794
Other intangibles, net of amortization	132	66,324
All other noncurrent assets	—	19,081
Assets held for sale	$110,297	$404,485
Liabilities
Current liabilities	$28,618	$72,756
Deferred income taxes	—	24,947
All other noncurrent liabilities	—	31,003
Liabilities held for sale	$28,618	$128,706
As of March 31, 2016, Assets held for sale and Liabilities held for sale include the assets and liabilities, respectively, of the fine chemistry services business. We have determined that as of March 31, 2016, the expected cash flows of the fine chemistry services business were sufficient to establish recoverability of the asset carrying values, and therefore no impairment charge has been recorded in the accompanying financial statements under the held-for-sale model. In April 2016, the Company concluded that it would discontinue efforts to sell its fine chemistry services business, and as a result, this business will be accounted for as held and used in the second quarter of 2016.
As of December 31, 2015, Assets held for sale and Liabilities held for sale included the assets and liabilities, respectively, of the minerals-based flame retardants and specialty chemicals and metal sulfides businesses divested in the first quarter of 2016, the fine chemistry services business, and a small group of assets at an idled site.
As of the March 31, 2016 and December 31, 2015 balance sheet dates, the Company expected to complete the sales of the businesses included in assets and liabilities held for sale and therefore such amounts were classified as current. These businesses did not qualify for discontinued operations treatment because the Company’s management does not consider their sale or potential sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.
Also included in Gain on sales of businesses, net, for the first quarter of 2016 is a loss of $1.5 million on the sale of our wafer reclaim business.

NOTE 4—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2016 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Chemetall Surface Treatment	Total
Balance at December 31, 2015(a)	$1,267,505	$20,319	$172,728	$1,433,259	$2,893,811
Acquisition of Rockwood(b)	(1,706)	—	—	3,198	1,492
Other acquisitions(c)	—	—	—	1,668	1,668
Foreign currency translation adjustments	13,301	—	3,732	17,289	34,322
Balance at March 31, 2016	$1,279,100	$20,319	$176,460	$1,455,414	$2,931,293

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)	The December 31, 2015 balances have been recast to reflect a change in segments. See Note 12, "Segment Information," for further details.

(b)	Represents final purchase price adjustments for the Rockwood acquisition recorded in the three-month period ended March 31, 2016.

(c)	Represents final purchase price adjustments for the Chemetall Shanghai acquisition recorded in the three-month period ended March 31, 2016.
The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2016 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks (a)	Patents and Technology	Other (b)	Total
Gross Asset Value
Balance at December 31, 2015	$1,284,057	$355,207	$200,101	$42,353	$1,881,718
Acquisition of Rockwood(c)	15,915	(24,130)	—	260	(7,955)
Other acquisitions(d)	(2,306)	—	—	—	(2,306)
Foreign currency translation adjustments and other	15,425	7,763	3,314	563	27,065
Balance at March 31, 2016	$1,313,091	$338,840	$203,415	$43,176	$1,898,522
Accumulated Amortization
Balance at December 31, 2015	$(71,958)	$(19,759)	$(39,777)	$(17,177)	$(148,671)
Amortization	(12,789)	(1,637)	(2,162)	(195)	(16,783)
Foreign currency translation adjustments and other	(970)	(304)	(469)	(93)	(1,836)
Balance at March 31, 2016	$(85,717)	$(21,700)	$(42,408)	$(17,465)	$(167,290)
Net Book Value at December 31, 2015	$1,212,099	$335,448	$160,324	$25,176	$1,733,047
Net Book Value at March 31, 2016	$1,227,374	$317,140	$161,007	$25,711	$1,731,232

(a)	Included in Trade Names and Trademarks are indefinite-lived intangible assets with a gross carrying amount of $113.2 million and $113.1 million at March 31, 2016 and December 31, 2015, respectively.

(b)	Included in Other is an indefinite-lived intangible asset with a gross carrying amount of $22.1 million and $21.9 million at March 31, 2016 and December 31, 2015, respectively.

(c)	Represents final purchase price adjustments for the Rockwood acquisition recorded in the three-month period ended March 31, 2016.

(d)	Represents final purchase price adjustments for the Chemetall Shanghai acquisition recorded in the three-month period ended March 31, 2016.

NOTE 5—Foreign Exchange:
Foreign exchange transaction (losses) gains were ($0.1) million and $52.4 million for the three-month periods ended March 31, 2016 and 2015, respectively, and are included in Other income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows. The gains in the three-month period ended March 31, 2015 are primarily related to cash denominated in U.S. Dollars that was held by foreign subsidiaries where the European Union Euro serves as the functional currency, which was repatriated using the applicable transaction rates during the first quarter of 2015.
NOTE 6—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2016 was 12.4%, compared to 27.8% for the three-month period ended March 31, 2015. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2016 and 2015 periods is primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the three-month period ended March 31, 2016 compared to the same period in 2015 is primarily driven by income from the sales of businesses and associated tax expense of $6.3 million. Our effective income tax rate for the three-month period ended March 31, 2015 was affected by $3.2 million related mainly to U.S. tax provision to return adjustments, and the OPEB plan termination gain described in Note 13, “Pension Plans and Other Postretirement Benefits.”

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2016 and 2015 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$228,186	$43,115
Denominator:
Weighted-average common shares for basic earnings per share	112,260	108,130
Basic earnings per share	$2.03	$0.40

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$228,186	$43,115
Denominator:
Weighted-average common shares for basic earnings per share	112,260	108,130
Incremental shares under stock compensation plans	510	334
Weighted-average common shares for diluted earnings per share	112,770	108,464
Diluted earnings per share	$2.02	$0.40
On February 26, 2016, the Company increased the regular quarterly dividend by 5% to $0.305 per share and declared a cash dividend of said amount for the first quarter of 2016, which was paid on April 1, 2016 to shareholders of record at the close of business as of March 16, 2016. On May 10, 2016, the Company declared a cash dividend of $0.305 per share, which is payable on July 1, 2016 to shareholders of record at the close of business as of June 15, 2016.
NOTE 8—Inventories:
The following table provides a breakdown of inventories at March 31, 2016 and December 31, 2015 (in thousands):

	March 31,	December 31,
	2016	2015
Finished goods	$345,779	$308,462
Raw materials and work in process(a)	135,480	144,886
Stores, supplies and other	49,971	55,380
Total inventories	$531,230	$508,728

(a)	Includes $41.0 million and $39.1 million at March 31, 2016 and December 31, 2015, respectively, of work in process related to the Lithium product category.

NOTE 9—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty Ltd (“Windfield”). With regard to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $292.6 million and $280.2 million at March 31, 2016 and December 31, 2015, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $28.4 million and $27.6 million at March 31, 2016 and December 31, 2015, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10—Long-Term Debt:
Long-term debt at March 31, 2016 and December 31, 2015 consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
Term loan facilities, net of unamortized debt issuance costs of $2,343 at March 31, 2016 and $2,833 at December 31, 2015	$916,657	$1,247,167
1.875% Senior notes, net of unamortized discount and debt issuance costs of $9,662 at March 31, 2016 and $9,904 at December 31, 2015	774,688	759,151
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,616 at March 31, 2016 and $1,726 at December 31, 2015	248,385	248,274
4.15% Senior notes, net of unamortized discount and debt issuance costs of $4,225 at March 31, 2016 and $4,346 at December 31, 2015	420,775	420,654
4.50% Senior notes, net of unamortized discount and debt issuance costs of $2,832 at March 31, 2016 and $2,982 at December 31, 2015	347,168	347,018
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,429 at March 31, 2016 and $4,468 at December 31, 2015	345,571	345,532
Commercial paper notes	478,140	351,349
Fixed-rate foreign borrowings	1,010	995
Variable-rate foreign bank loans	41,114	77,452
Variable-rate domestic bank loans	—	20,479
Capital lease obligations	16,583	16,807
Miscellaneous	14	81
Total long-term debt	3,590,105	3,834,959
Less amounts due within one year	484,754	677,345
Long-term debt, less current portion	$3,105,351	$3,157,614
As a result of the adoption of new accounting guidance effective January 1, 2016, on a retrospective basis, unamortized debt issuance costs are now deducted from the carrying amount of the associated debt liability on the balance sheet. The reclassification of these unamortized debt issuance costs resulted in reductions of $17.1 million in Long-term debt and Other assets on the condensed consolidated balance sheets as of December 31, 2015. See Note 18, “Recently Issued Accounting Pronouncements,” for additional information.
Initial borrowings under our September 2015 Term Loan Agreement, which occurred on October 15, 2015, consisted of a 364-day term loan facility in an aggregate principal amount of $300 million (the “364-Day Facility”) and a five-year term loan facility in an aggregate principal amount of $950 million (the “Five-Year Facility”), or collectively, the “Term Loan Facilities.” In the three-month period ended March 31, 2016, we repaid the 364-Day Facility in full and repaid approximately $31 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals businesses, both of which closed in the first quarter of 2016.
Current portion of long-term debt at March 31, 2016 consists primarily of commercial paper notes with a weighted-average interest rate of approximately 1.31% and a weighted-average maturity of 21 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month periods ended March 31, 2016 and 2015, (losses) gains of ($9.5) million and $54.0 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2016, as follows (in thousands):

Beginning balance at December 31, 2015	$35,298
Expenditures	(387)
Accretion of discount	217
Foreign currency translation adjustments and other	1,555
Ending balance at March 31, 2016	36,683
Less amounts reported in Accrued expenses	1,904
Amounts reported in Other noncurrent liabilities	$34,779
Environmental remediation liabilities include discounted liabilities of $25.0 million and $24.5 million at March 31, 2016 and December 31, 2015, respectively, discounted at rates ranging from 2.8% to 4.3%, with the undiscounted amount totaling $65.1 million and $64.5 million at March 31, 2016 and December 31, 2015, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
(Unaudited)

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
NOTE 12—Segment Information:

Effective January 1, 2016, our former Performance Chemicals reportable segment was split into two separate reportable segments: (1) Lithium and Advanced Materials and (2) Bromine Specialties. As a result, our four reportable segments include Lithium and Advanced Materials, Bromine Specialties, Refining Solutions and Chemetall® Surface Treatment. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new business structure aligns with the markets and customers we serve through each of the segments. The new structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2015 have been recast to reflect the change in segments noted above.
The “All Other” category is comprised of three operating segments that do not fit into any of our core businesses subsequent to the acquisition of Rockwood: minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. During the first quarter of 2016, we completed the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business. For additional information about these businesses, see Note 3, “Divestitures.”
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Net sales:
Lithium and Advanced Materials	$216,173	$198,774
Bromine Specialties	196,553	189,592
Refining Solutions	170,579	179,166
Chemetall Surface Treatment	208,187	192,091
All Other	72,089	122,369
Corporate	1,817	2,412
Total net sales	$865,398	$884,404

Adjusted EBITDA:
Lithium and Advanced Materials	$86,474	$77,595
Bromine Specialties	61,608	52,933
Refining Solutions	55,074	42,193
Chemetall Surface Treatment	52,522	46,004
All Other	8,464	13,564
Corporate	(19,166)	33,339
Total adjusted EBITDA	$244,976	$265,628

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2016
Adjusted EBITDA	$86,474	$61,608	$55,074	$52,522	$255,678	$8,464	$(19,166)	$244,976
Depreciation and amortization	(23,147)	(9,755)	(8,760)	(16,942)	(58,604)	(612)	(1,336)	(60,552)
Utilization of inventory markup(a)	—	—	—	(154)	(154)	—	—	(154)
Gain (loss) on sales of businesses, net(b)	—	—	—	—	—	122,857	(1,533)	121,324
Acquisition and integration related costs(c)	—	—	—	—	—	—	(21,356)	(21,356)
Interest and financing expenses	—	—	—	—	—	—	(25,251)	(25,251)
Income tax expense	—	—	—	—	—	—	(30,985)	(30,985)
Non-operating pension and OPEB items	—	—	—	—	—	—	184	184
Net income (loss) attributable to Albemarle Corporation	$63,327	$51,853	$46,314	$35,426	$196,920	$130,709	$(99,443)	$228,186
Three months ended March 31, 2015
Adjusted EBITDA	$77,595	$52,933	$42,193	$46,004	$218,725	$13,564	$33,339	$265,628
Depreciation and amortization	(21,822)	(8,461)	(8,110)	(18,196)	(56,589)	(5,498)	(1,899)	(63,986)
Utilization of inventory markup(a)	(28,582)	—	—	(16,953)	(45,535)	(2,651)	—	(48,186)
Acquisition and integration related costs(c)	—	—	—	—	—	—	(59,523)	(59,523)
Interest and financing expenses	—	—	—	—	—	—	(35,746)	(35,746)
Income tax expense	—	—	—	—	—	—	(14,140)	(14,140)
Non-operating pension and OPEB items	—	—	—	—	—	—	3,509	3,509
Other(d)	—	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$27,191	$44,472	$34,083	$10,855	$116,601	$5,415	$(78,901)	$43,115

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month period ended March 31, 2016, $0.2 million was included in Cost of goods sold related to the utilization of the inventory markup as a result of a measurement-period adjustment. For the three-month period ended March 31, 2015, $40.3 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $7.9 million, respectively, related to the utilization of the inventory markup.

(b)	See Note 3, “Divestitures.”

(c)	See Note 2, “Acquisitions.”

(d)	Financing-related fees expensed in connection with the acquisition of Rockwood.

NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2016 and 2015 are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Pension Benefits Cost (Credit):
Service cost	$1,540	$1,979
Interest cost	10,601	9,564
Expected return on assets	(11,309)	(11,082)
Actuarial gain	(50)	—
Amortization of prior service benefit	28	30
Total net pension benefits cost	$810	$491
Postretirement Benefits Cost (Credit):
Service cost	$29	$66
Interest cost	621	668
Expected return on assets	(47)	(65)
Amortization of prior service benefit	(24)	(24)
Settlements/curtailments(a)	—	(2,594)
Total net postretirement benefits cost (credit)	$579	$(1,949)
Total net pension and postretirement benefits cost (credit)	$1,389	$(1,458)

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

During the three-month periods ended March 31, 2016 and 2015, we made contributions of $3.4 million and $4.5 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.8 million and $1.5 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2016 and 2015, respectively.
Multiemployer Plan
Our contributions to the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) multiemployer plan were €0.4 million and €0.3 million (approximately $0.5 million and $0.4 million) during the three months ended March 31, 2016 and 2015, respectively.

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

	March 31, 2016		December 31, 2015
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,606,269	$3,583,568	$3,852,019	$3,810,981
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2016 and December 31, 2015, we had outstanding foreign currency forward contracts with notional values totaling $284.0 million and $217.7 million, respectively. Our foreign currency forward contracts outstanding at March 31, 2016 and December 31, 2015 have not been designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. At March 31, 2016, $0.4 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts, and at December 31, 2015, $0.3 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the three-month periods ended March 31, 2016 and 2015, we recognized gains (losses) of $5.8 million and ($20.4) million, respectively, in Other income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other income, net. Also, for the three-month periods ended March 31, 2016 and 2015, we recorded ($5.8) million and $20.4 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash receipts (settlements) of $5.1 million and ($19.7) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
The counterparties to our foreign currency forward contracts are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties.

NOTE 15—Fair Value Measurement:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2016. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$19,400	$19,400	$—	$—
Private equity securities(b)	$2,615	$27	$—	$2,588
Foreign currency forward contracts(c)	$437	$—	$437	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$19,400	$19,400	$—	$—

	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,631	$21,631	$—	$—
Private equity securities(b)	$2,626	$31	$—	$2,595

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,631	$21,631	$—	$—
Foreign currency forward contracts(c)	$250	$—	$250	$—

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning balance	$2,595	$1,785
Total unrealized losses included in earnings relating to assets still held at the reporting date	(7)	—
Ending balance	$2,588	$1,785

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Other	Total
Three months ended March 31, 2016
Balance at December 31, 2015	$(463,372)	$(758)	$62,245	$(18,861)	$(542)	$(421,288)
Other comprehensive income (loss) before reclassifications	98,910	—	(9,524)	—	(4)	89,382
Amounts reclassified from accumulated other comprehensive loss	—	1	—	525	—	526
Other comprehensive income (loss), net of tax	98,910	1	(9,524)	525	(4)	89,908
Other comprehensive income attributable to noncontrolling interests	(283)	—	—	—	—	(283)
Balance at March 31, 2016	$(364,745)	$(757)	$52,721	$(18,336)	$(546)	$(331,663)
Three months ended March 31, 2015
Balance at December 31, 2014	$(52,264)	$—	$11,384	$(20,962)	$(571)	$(62,413)
Other comprehensive (loss) income before reclassifications	(354,571)	—	54,046	—	—	(300,525)
Amounts reclassified from accumulated other comprehensive loss	—	2	—	527	27	556
Other comprehensive (loss) income, net of tax	(354,571)	2	54,046	527	27	(299,969)
Other comprehensive loss attributable to noncontrolling interests	100	—	—	—	—	100
Balance at March 31, 2015	$(406,735)	$2	$65,430	$(20,435)	$(544)	$(362,282)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 13, “Pension Plans and Other Postretirement Benefits.”

(b)	The pre-tax portion of amounts reclassified from accumulated other comprehensive (loss) income is included in interest expense.
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015 is provided in the following tables (in thousands):

	Three Months Ended March 31,
	2016					2015
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Other
Other comprehensive income (loss), before tax	$99,281	$4	$(15,121)	$834	$(4)	$(387,812)	$6	$85,577	$834	$18
Income tax (expense) benefit	(371)	(3)	5,597	(309)	—	33,241	(4)	(31,531)	(307)	9
Other comprehensive income (loss), net of tax	$98,910	$1	$(9,524)	$525	$(4)	$(354,571)	$2	$54,046	$527	$27

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 17—Related Party Transactions:
Our condensed consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2016	2015
Sales to unconsolidated affiliates	$6,389	$7,105
Purchases from unconsolidated affiliates	35,621	26,776

NOTE 18—Recently Issued Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. In March 2016 and April 2016, the FASB issued amendments to this new guidance that provides clarification about principal versus agent considerations, identification of performance obligations and accounting for the licensing of intellectual property. In addition, in May 2016, the FASB issued an amendment to the guidance that provides clarification about collectibility, noncash consideration, presentation of sales tax, and transition. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. We are assessing the impact of these new requirements on our financial statements.
In February 2015, the FASB issued accounting guidance that changes the analysis that reporting entities must perform to determine whether certain types of legal entities should be consolidated. Specifically, the amendments affect (a) limited partnerships and similar legal entities; (b) the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships; and (c) certain investment funds. These amendments became effective on January 1, 2016 and did not have a material effect on our condensed consolidated financial statements.
In April and August 2015, the FASB issued accounting guidance that changes the balance sheet presentation of debt issuance costs (except for debt issuance costs related to line-of-credit arrangements). The guidance requires debt issuance costs relating to a recognized debt liability to be presented as a direct deduction from the carrying amount of the associated debt liability in the balance sheet. This new requirement became effective on January 1, 2016. See Note 10, “Long-Term Debt” for additional information.
In April 2015, the FASB issued accounting guidance that, among other things, provides for a practical expedient related to interim period remeasurements of defined benefit plan assets and obligations. The practical expedient permits entities to remeasure plan assets and obligations using the month-end that is closest to the date of the actual event. Disclosure of such election and related month-end remeasurement date is required. This guidance became effective on January 1, 2016 and did not have a material effect on our condensed consolidated financial statements.
In April 2015, the FASB issued accounting guidance which clarifies the proper method of accounting for fees paid in a cloud computing arrangement. The guidance requires software licenses included in a cloud computing arrangement to be accounted for consistently with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the arrangement should be accounted for as a service contract. This guidance became effective on January 1, 2016 and did not have a material effect on our condensed consolidated financial statements.
In May 2015, the FASB issued accounting guidance for which investments measured at net asset value per share (or its equivalent) using the practical expedient should no longer be categorized within the fair value hierarchy. Although removed from the fair value hierarchy, disclosure of the nature, risks and amount of investments for which fair value is measured using

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the practical expedient is still required. This guidance became effective on January 1, 2016 and did not have a material effect on our condensed consolidated financial statements.
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
In March 2016, the FASB issued accounting guidance that simplifies several aspects of the accounting for share-based payment awards. Among other things, this guidance requires all tax effects related to share-based payment awards to be recognized as income tax expense or benefit on the income statement, thus eliminating all additional paid-in capital pools. An entity should recognize excess tax benefits regardless of whether the benefit reduces income taxes payable in the current period. For interim reporting purposes, excess tax benefits and tax deficiencies should be accounted for as discrete items in the reporting period in which they occur. Additionally, this new guidance requires all tax related cash flows resulting from share-based payments to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This guidance will be effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are assessing the impact of this new requirement on our financial statements.

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
We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

The following is a discussion and analysis of results of operations for the three-month periods ended March 31, 2016 and 2015. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 33.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meets customer needs across an exceptionally diverse range of end markets. The end markets we serve include the petroleum refining, consumer electronics, energy storage, construction, automotive, steel and aerospace, lubricants, pharmaceuticals, crop protection, household appliances, heating, ventilation, aluminum finishing, food safety and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers to our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts, ongoing productivity improvements and the acquisition of Rockwood position us well to take advantage of strengthening economic conditions as they occur while softening the negative impact of the current challenging global economic environment.
First Quarter 2016
During the first quarter of 2016:

•
Effective January 1, 2016, our former Performance Chemicals reportable segment was split into two separate reportable segments: (1) Lithium and Advanced Materials and (2) Bromine Specialties. This split did not affect the existing Refining Solutions and Chemetall Surface Treatment reportable segments.

•
On January 4, 2016, we closed the sale of the metal sulfides business for net proceeds of approximately $137 million and recorded a gain of $11.5 million before income taxes in the first quarter of 2016 related to the sale.

•
On February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business for net proceeds of approximately $187 million and recorded a gain of $111.3 million before income taxes in the first quarter of 2016 related to the sale.

•	We repaid approximately $331 million of borrowings outstanding under the September 2015 Term Loan Agreement with proceeds from the divestitures closed in the first quarter of 2016.

•	Our board of directors declared a quarterly dividend of $0.305 per share on February 26, 2016, which was paid on April 1, 2016 to shareholders of record at the close of business as of March 16, 2016.

•	Our net sales for the quarter were $865.4 million, down 2% from net sales of $884.4 million in the first quarter of 2015.

•
Earnings per share were $2.02 (on a diluted basis), an increase from first quarter 2015 results of $0.40 per diluted share. The first quarter of 2016 includes a net gain on the sales of businesses of $121.3 million.

•	Cash provided by operating activities was $172.7 million in the first quarter, an increase from $45.8 million in the first quarter 2015.

Outlook
Effective January 1, 2016, the former Performance Chemicals segment was split into two separate reportable segments: (1) Lithium and Advanced Materials, which includes Performance Catalyst Solutions and Curatives (“PCS”), and (2) Bromine Specialties. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business.
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve, from slow and uneven global growth, currency exchange volatility, significantly lower crude oil prices, a dynamic pricing environment in bromine derivatives and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, diverse energy storage needs including exciting opportunities in electric vehicles, and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, significant deleveraging following our acquisition of Rockwood, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions. Additionally, we are well on track to exceed our expectations regarding synergies from the acquisition of the Rockwood businesses in 2015.
Lithium and Advanced Materials: We expect continued strong growth for the remainder of 2016, led by demand in battery-grade applications and continued price improvement in Lithium. PCS experienced strong growth in 2015 due to market demand in general and due to certain competitor outages. While we expect most of the PCS business to maintain a similar level of profitability in 2016, we may be challenged due to the bankruptcy filing of one of our customers, which could impact Income before income taxes and adjusted EBITDA by as much as $10 million this year.
On a longer term basis, we believe that demand for lithium will continue to grow as new applications for lithium power continue to be developed and the use of plug-in hybrid electric vehicles and battery electric vehicles escalates. In addition, we expect growth in PCS to come from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East.
Bromine Specialties: We expect the remainder of 2016 to be challenging for Bromine sales and profitability growth due to an expected decline in demand for clear brine fluids used in offshore drilling projects as well as the expiration of a methyl bromide supply agreement at the end of 2015 that was not replaced. Through working capital discipline and strong controls on costs, we expect to generate healthy cash flows in the Bromine business despite these challenges.
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
On a longer term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in 2015 held up better than expected, but is likely to be impacted negatively in the short term as a result of sustained lower oil prices impacting offshore drilling projects around the world. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to resume a solid growth trajectory once oil prices recover from recent levels as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
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
Chemetall Surface Treatment: Demand for surface treatment products generally follows the activity levels of metal processing manufacturers, including the automotive, steel and aerospace industries, as well as products sold to general industrial markets, including heavy equipment, household appliances, manufacturing, heating, ventilation and aluminum finishing. We believe that our strong customer relationships, service and our geographic and end market diversity coupled with the growth coming from recently completed acquisitions, will lead to continued growth for the remainder of 2016.
On a longer term basis, we expect to continue to generate growth from our focus on new product development, improving process technologies, expanding our customer base, and broadening our technology capabilities in existing and new markets through internal research and development and bolt-on acquisitions.

All Other: During the first quarter of 2016, we closed the previously announced sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals businesses. The cash generated from the sale of these businesses was used to reduce borrowings outstanding under the September 2015 Term Loan Agreement.
In April 2016, we concluded that we would discontinue efforts to sell the fine chemistry services business. This business is expected to deliver improved results versus 2015 and will continue to be reported outside of the Company’s reportable segments.
Corporate: In the first quarter of 2016, we increased our quarterly dividend rate to $0.305 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2016 to be approximately 20.2%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
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
First Quarter 2016 Compared to First Quarter 2015
Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2016	2015	2016 vs. 2015
	(In thousands, except percentages and per share amounts)
NET SALES	$865,398	$884,404	(2)%
Cost of goods sold	528,000	625,938	(16)%
GROSS PROFIT	337,398	258,466	31%
GROSS PROFIT MARGIN	39.0%	29.2%
Selling, general and administrative expenses	139,157	135,765	2%
Research and development expenses	23,401	26,492	(12)%
Gain on sales of businesses, net	(121,324)	—	*
Acquisition and integration related costs	21,356	59,523	(64)%
OPERATING PROFIT	274,808	36,686	649%
OPERATING PROFIT MARGIN	31.8%	4.1%
Interest and financing expenses	(25,251)	(35,746)	(29)%
Other income, net	410	49,957	(99)%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	249,967	50,897	391%
Income tax expense	30,985	14,140	119%
Effective tax rate	12.4%	27.8%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	218,982	36,757	496%
Equity in net income of unconsolidated investments (net of tax)	16,566	10,392	59%
NET INCOME	235,548	47,149	400%
Net income attributable to noncontrolling interests	(7,362)	(4,034)	82%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$228,186	$43,115	429%
PERCENTAGE OF NET SALES	26.4%	4.9%
Basic earnings per share	$2.03	$0.40	408%
Diluted earnings per share	$2.02	$0.40	405%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended March 31, 2016, we recorded net sales of $865.4 million, a decrease of $19.0 million, or 2%, compared to net sales of $884.4 million for the three-month period ended March 31, 2015. On January 4, 2016, we closed the sale of the metal sulfides business and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals businesses. The divestiture of these businesses reduced revenue by $54.3 million as compared to the three-month period ended March 31, 2015. Excluding the impact of the divested businesses noted above, revenue increased by $35.3 million due to $50.9 million of higher volumes due to market demand, and $7.4 million of favorable price impacts partially offset by $23.0 million of unfavorable currency exchange impacts.
Gross Profit
For the three-month period ended March 31, 2016, our gross profit increased $78.9 million, or 31%, from the corresponding 2015 period. Gross profit includes charges of $0.2 million and $40.3 million in the three-month periods ended March 31, 2016 and 2015, respectively, for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition of Rockwood. Excluding these charges, gross profit increased by $38.8 million, or 13%, due primarily to higher overall sales volumes, favorable pricing impacts, and $15.5 million in lower variable and fixed costs. Overall, these factors contributed to a higher gross profit margin for the three-month period ended March 31, 2016 of 39.0%, up from 29.2% in the corresponding period in 2015. Excluding the inventory markup charges, gross profit margin was 39.0% for the three-month period ended March 31, 2016 as compared to 33.8% in the corresponding period in 2015.
Selling, General and Administrative Expenses
For the three-month period ended March 31, 2016, our selling, general and administrative (“SG&A”) expenses increased $3.4 million, or 2%, from the three-month period ended March 31, 2015. The increase is primarily due to $3.3 million of non-operating pension and OPEB gains recorded in the three-month period ended March 31, 2015. As a percentage of net sales, SG&A expenses were 16.1% for the three-month period ended March 31, 2016, compared to 15.4% for the corresponding period in 2015. Excluding non-operating gains on pension and OPEB plans, SG&A expenses were 16.1% of net sales for the three month period ended March 31, 2016, compared to 15.7% for the corresponding period in 2015.
Research and Development Expenses
For the three-month period ended March 31, 2016, our research and development (“R&D”) expenses decreased $3.1 million, or 12%, from the three-month period ended March 31, 2015. As a percentage of net sales, R&D expenses were 2.7% and 3.0% for the three-month periods ended March 31, 2016 and 2015, respectively.
Gain on Sales of Businesses, Net
In the first quarter of 2016, we closed the sales of the metal sulfides and the minerals-based flame retardants and specialty chemicals businesses and recorded gains before income taxes of $11.5 million and $111.3 million, respectively. In addition, Gain on sales of businesses, net, for the first quarter of 2016 includes a loss of $1.5 million on the sale of our wafer reclaim business.
Acquisition and Integration Related Costs
The three-month period ended March 31, 2016 includes $19.7 million of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.7 million of costs in connection with other significant projects. The three-month period ended March 31, 2015 includes $57.4 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $2.1 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended March 31, 2016 decreased $10.5 million to $25.3 million from the corresponding 2015 period, due mainly to lower debt levels as well as the favorable impact of the refinancing of the senior notes assumed from Rockwood that was completed on October 15, 2015.
Other Income, Net
Other income, net, for the three-month period ended March 31, 2016 was $0.4 million versus $50.0 million for the corresponding 2015 period. The change was primarily due to $52.4 million of favorable foreign currency translation gains in 2015 related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency, which was repatriated using the applicable transaction rates during the first quarter of 2015.

Income Tax Expense
The effective income tax rate for the first quarter of 2016 was 12.4% compared to 27.8% for the first quarter of 2015. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the three month period ended March 31, 2016 compared to the same period in 2015 is primarily driven by the income from the sales of the businesses and associated tax expense of $6.3 million.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $16.6 million for the three-month period ended March 31, 2016 compared to $10.4 million in the same period last year. Equity in net income of unconsolidated investments for the three-month period ended March 31, 2015 includes a $7.9 million charge for utilization of fair value adjustments to inventories in connection with the Rockwood acquisition. Excluding this charge, equity in net income of unconsolidated investments decreased by $1.7 million primarily due to the sale of our ownership interest in Magnifin Magnesiaprodukte GmbH during the the three-month period ended March 31, 2016. This was partially offset by higher equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to higher sales volumes.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended March 31, 2016, net income attributable to noncontrolling interests was $7.4 million compared to $4.0 million in the same period last year. This increase of $3.4 million was due primarily to changes in consolidated income related to our Jordanian joint venture.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $228.2 million in the three-month period ended March 31, 2016, from $43.1 million in the three-month period ended March 31, 2015. The three-month period ended March 31, 2015 includes a $48.2 million charge for utilization of fair value adjustments to inventories and the current year includes a $121.3 million gain on sales of businesses. Excluding these items, net income attributable to Albemarle increased by $15.7 million. The increase is primarily due to higher gross profit associated with stronger business results, a $38.1 million reduction in acquisition and integration costs, lower interest associated with lower debt levels and the favorable impact of the refinancing that was completed on October 15, 2015, and a lower overall effective tax rate, partially offset by $52.4 million of favorable foreign currency translation gains in 2015 related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $89.9 million for the three-month period ended March 31, 2016 compared to ($300.0) million for the corresponding period in 2015. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $98.9 million, mainly as a result of favorable movements in the European Union Euro of approximately $58 million, the British Pound Sterling of approximately $23 million, the Brazilian Real of approximately $6 million, and a net favorable variance in various other currencies totaling approximately $12 million (each approximately $2 million or less). Also included in total other comprehensive income for the 2016 period is a loss of $9.5 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2015 period, other comprehensive loss from foreign currency translation adjustments was $354.6 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $310 million, the British Pound Sterling of approximately $21 million, and the Brazilian Real of approximately $16 million. Also included in total other comprehensive loss for the 2015 period is income of $54.0 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations.

Segment Information Overview. We have identified four reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium and Advanced Materials, which includes Lithium and PCS, (2) Bromine Specialties, (3) Refining Solutions and (4) Chemetall Surface Treatment.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2015 have been recast to reflect the change in segments previously noted. The “All Other” category is comprised of three operating segments that do not fit into any of our core businesses subsequent to the acquisition of Rockwood: minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. During the first quarter of 2016, we completed the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals businesses.
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

	Three Months Ended March 31,				Percentage Change
	2016	%	2015	%	2016 vs. 2015
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$216,173	25.0%	$198,774	22.5%	9%
Bromine Specialties	196,553	22.7%	189,592	21.4%	4%
Refining Solutions	170,579	19.7%	179,166	20.3%	(5)%
Chemetall Surface Treatment	208,187	24.1%	192,091	21.7%	8%
All Other	72,089	8.3%	122,369	13.8%	(41)%
Corporate	1,817	0.2%	2,412	0.3%	(25)%
Total net sales	$865,398	100.0%	$884,404	100.0%	(2)%

Adjusted EBITDA:
Lithium and Advanced Materials	$86,474	35.3%	$77,595	29.2%	11%
Bromine Specialties	61,608	25.1%	52,933	19.9%	16%
Refining Solutions	55,074	22.5%	42,193	15.9%	31%
Chemetall Surface Treatment	52,522	21.4%	46,004	17.3%	14%
All Other	8,464	3.5%	13,564	5.1%	(38)%
Corporate	(19,166)	(7.8)%	33,339	12.6%	(157)%
Total adjusted EBITDA	$244,976	100.0%	$265,628	100.0%	(8)%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Chemetall Surface Treatment	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2016
Adjusted EBITDA	$86,474	$61,608	$55,074	$52,522	$255,678	$8,464	$(19,166)	$244,976
Depreciation and amortization	(23,147)	(9,755)	(8,760)	(16,942)	(58,604)	(612)	(1,336)	(60,552)
Utilization of inventory markup(a)	—	—	—	(154)	(154)	—	—	(154)
Gain (loss) on sales of businesses, net(b)	—	—	—	—	—	122,857	(1,533)	121,324
Acquisition and integration related costs(c)	—	—	—	—	—	—	(21,356)	(21,356)
Interest and financing expenses	—	—	—	—	—	—	(25,251)	(25,251)
Income tax expense	—	—	—	—	—	—	(30,985)	(30,985)
Non-operating pension and OPEB items	—	—	—	—	—	—	184	184
Net income (loss) attributable to Albemarle Corporation	$63,327	$51,853	$46,314	$35,426	$196,920	$130,709	$(99,443)	$228,186
Three months ended March 31, 2015
Adjusted EBITDA	$77,595	$52,933	$42,193	$46,004	$218,725	$13,564	$33,339	$265,628
Depreciation and amortization	(21,822)	(8,461)	(8,110)	(18,196)	(56,589)	(5,498)	(1,899)	(63,986)
Utilization of inventory markup(a)	(28,582)	—	—	(16,953)	(45,535)	(2,651)	—	(48,186)
Acquisition and integration related costs(c)	—	—	—	—	—	—	(59,523)	(59,523)
Interest and financing expenses	—	—	—	—	—	—	(35,746)	(35,746)
Income tax expense	—	—	—	—	—	—	(14,140)	(14,140)
Non-operating pension and OPEB items	—	—	—	—	—	—	3,509	3,509
Other(d)	—	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$27,191	$44,472	$34,083	$10,855	$116,601	$5,415	$(78,901)	$43,115

(a)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month period ended March 31, 2016, $0.2 million was included in Cost of goods sold related to the utilization of the inventory markup as a result of a measurement period adjustment. For the three-month period ended March 31, 2015, $40.3 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $7.9 million, related to the utilization of the inventory markup.

(b)	See “Gain on Sales of Businesses, Net” on page 29 for a description of these items.

(c)	See “Acquisition and Integration Related Costs” on page 29 for a description of these costs.

(d)	Financing-related fees expensed in connection with the acquisition of Rockwood.
Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the three-month period ended March 31, 2016 were $216.2 million, up $17.4 million, or 9%, in comparison to the same period in 2015. The increase was primarily driven by $19.8 million of favorable Lithium sales volumes due to market demand and $6.0 million of favorable Lithium price impacts, offset partly by $3.1 million of unfavorable PCS price impacts and $4.0 million of unfavorable currency translation impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 11%, or $8.9 million, to $86.5 million for the three-month period ended March 31, 2016, compared to the same period in 2015, primarily due to higher overall sales volumes, favorable pricing and lower raw material costs.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended March 31, 2016 were $196.6 million, up $7.0 million, or 4%, in comparison to the same period in 2015. The increase was driven mainly by $4.1 million of increased sales volumes and $4.4 million favorable price impacts offset partly by $1.4 million of unfavorable impacts from currency translation. Adjusted EBITDA for Bromine Specialties was up 16%, or $8.7 million, to $61.6 million for the three-month period ended March 31, 2016, compared to the same period in 2015, primarily due to higher overall sales volumes, favorable price impacts and lower raw material costs, partly offset by $0.8 million of unfavorable impacts from currency translation.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended March 31, 2016 were $170.6 million, a decrease of $8.6 million, or 5%, compared to the three-month period ended March 31, 2015. This decrease was primarily due to $16.2 million of lower Clean Fuels Technology volumes due to market conditions, $2.8 million of unfavorable Clean Fuels Technology price impacts due to product and customer mix and $2.6 million of unfavorable currency exchange impacts, partially offset by $12.4 million of higher Heavy Oil Upgrading volumes due to continued strong demand. Refining Solutions adjusted EBITDA increased 31%, or $12.9 million, to $55.1 million for the three-month period ended March 31, 2016 in comparison to the corresponding period of 2015. This increase was due primarily to $10.6 million of lower variable and fixed costs and higher Heavy Oil Upgrading volumes, partially offset by lower Clean Fuels Technology sales volumes and pricing.
Chemetall Surface Treatment
Chemetall Surface Treatment segment net sales for the three-month period ended March 31, 2016 were $208.2 million, an increase of $16.1 million, or 8%, compared to the three-month period ended March 31, 2015. This increase was due to $27.9 million of volumes due to market conditions and $3.2 million of favorable price impacts due to product and customer mix partially offset by $15.0 million of unfavorable currency exchange impacts. Chemetall Surface Treatment adjusted EBITDA increased 14%, or $6.5 million, to $52.5 million for the three-month period ended March 31, 2016 in comparison to the corresponding period of 2015. This increase was due primarily to higher overall sales volumes and favorable price impacts partially offset by $3.3 million of unfavorable impacts from currency translation.
All Other
On January 4, 2016, we closed the sale of the metal sulfides business, and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals businesses. The divestiture of these businesses reduced revenue and adjusted EBITDA as compared to the three-month period ended March 31, 2015 by $54.3 million and $8.3 million, respectively.

All Other net sales for the three-month period ended March 31, 2016 were $72.1 million, a decrease of $50.3 million, or 41%, compared to the three-month period ended March 31, 2015. Excluding the impact of the divested businesses noted above, All Other net sales increased by $4.0 million due to higher sales volumes from the fine chemistry services business. All Other adjusted EBITDA was down 38%, or $5.1 million, for the three-month period ended March 31, 2016 in comparison to the corresponding period of 2015. Excluding the impact of the divested businesses noted above, All Other adjusted EBITDA increased by $3.2 million due to higher overall sales volumes and lower raw material costs from the fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a loss of $19.2 million for the three-month period ended March 31, 2016, compared to income of $33.3 million for the corresponding period of 2015. The change was primarily due to $52.4 million of foreign currency translation gains in 2015.
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
Cash Flow
During the first three months of 2016, cash on hand, cash provided by operations, net borrowings of $68.8 million and $307.2 million of net proceeds from divestitures funded $331.6 million of debt repayments, $58.1 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $32.5 million. Our operations provided $172.7 million of cash flows during the first three months of 2016, as compared to $45.8 million for the first three months of

2015. Overall, our cash and cash equivalents increased by approximately $38.6 million to $252.4 million at March 31, 2016, up from $213.7 million at December 31, 2015.
Net current assets were $390.3 million and $214.3 million at March 31, 2016 and December 31, 2015, respectively, with the increase being largely due to a reduction in the current portion of long-term debt using proceeds from divestitures completed in the first quarter of 2016. Included in net current assets at March 31, 2016 and December 31, 2015 is $81.7 million and $275.8 million, respectively, of assets held for sale, net of related liabilities. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the three-month period ended March 31, 2016 of $58.1 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $230 million in 2016 for capacity increases, cost reduction and continuity of operations projects.
On February 26, 2016, we increased our quarterly dividend rate to $0.305 per share, a 5% increase from the quarterly rate of $0.29 per share paid in 2015.
During the first three months of 2016, we incurred $19.7 million of integration costs resulting from the acquisition of Rockwood (mainly consisting of advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.7 million of costs in connection with other significant projects. We currently estimate incurring additional integration costs of approximately $40 million through 2016 in connection with the acquisition of Rockwood.
At March 31, 2016 and December 31, 2015, our cash and cash equivalents included $237.7 million and $200.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month periods ended March 31, 2016 and 2015, we repatriated approximately $0.4 million and $120.7 million of cash, respectively, as part of these foreign cash repatriation activities.
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
The Company entered into a new term loan agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders on September 14, 2015 (the “September 2015 Term Loan Agreement”). The September 2015 Term Loan Agreement provided for borrowings under a 364-day term loan facility (the “364-Day Facility”) and a five-year term loan facility (the “Five-Year Facility”). During the three-month period ended March 31, 2016, we repaid the 364-Day Facility in full and we repaid approximately $31 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sale of the Company’s metal sulfides business and the sale of the Company’s minerals-based flame retardants and specialty chemicals businesses, both of which closed in the first quarter of 2016. As of March 31, 2016, the aggregate amount outstanding under the Five-Year Facility was $919.0 million, excluding unamortized debt issuance costs. Borrowings under the facilities bear interest equal to, at the option of the Company: (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of March 31, 2016, the interest rate on the Five-Year Facility was LIBOR plus 1.375%.
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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of March 31, 2016. There were no borrowings outstanding under the February 2014 Credit Agreement as of March 31, 2016.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2016, we had $478.1 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.31% and a weighted-average maturity of 21 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at March 31, 2016 and December 31, 2015.
The non-current portion of our long-term debt was $3.1 billion at March 31, 2016 and $3.2 billion at December 31, 2015. In addition, at March 31, 2016, we had the ability to borrow $521.9 million under our commercial paper program and the February 2014 Credit Agreement, and $215.4 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2016, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $54.8 million at March 31, 2016. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2016 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $3.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2016.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $101.6 million at March 31, 2016 and $101.7 million at December 31, 2015. Related assets for corresponding offsetting benefits recorded in Other assets totaled $50.7 million at March 31, 2016 and $50.9 million at December 31, 2015. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2016 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand, cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be deleveraging to restore our borrowings to more normal levels, capital expenditures for business growth and capturing synergies related to the integration of Rockwood. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
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
We had cash and cash equivalents totaling $252.4 million as of March 31, 2016, of which $237.7 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2015.
We had variable interest rate borrowings of $1.4 billion outstanding at March 31, 2016, bearing a weighted average interest rate of 1.59% and representing approximately 40% of our total outstanding debt. A hypothetical 10% change (approximately 16 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.3 million as of March 31, 2016. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $284.0 million and with a fair value representing a net asset position of approximately $0.4 million at March 31, 2016. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2016, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a increase of approximately $2.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an decrease of approximately $3.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2016, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 10, 2016	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)