Form 10-Q
period 2016-06-30
ALBEMARLE CORP
filed 2016-08-05
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12658
_________________________
ALBEMARLE CORPORATION
(Exact name of registrant as specified in its charter)
_________________________

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4350 CONGRESS STREET, SUITE 700 CHARLOTTE, NORTH CAROLINA	28209
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code - (980) 299-5700
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 29, 2016: 112,403,118

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$669,327	$718,290	$1,326,538	$1,410,603
Cost of goods sold	421,223	506,259	835,900	1,007,188
Gross profit	248,104	212,031	490,638	403,415
Selling, general and administrative expenses	86,055	88,010	168,686	171,660
Research and development expenses	20,500	21,925	40,372	45,421
Gain on sales of businesses, net	(974)	—	(122,298)	—
Acquisition and integration related costs	19,030	22,832	37,588	80,657
Operating profit	123,493	79,264	366,290	105,677
Interest and financing expenses	(15,800)	(20,599)	(30,914)	(42,899)
Other (expenses) income, net	(2,297)	286	(2,250)	50,110
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	105,396	58,951	333,126	112,888
Income tax expense	23,656	14,851	49,141	28,636
Income from continuing operations before equity in net income of unconsolidated investments	81,740	44,100	283,985	84,252
Equity in net income of unconsolidated investments (net of tax)	13,846	5,118	29,837	14,219
Net income from continuing operations	95,586	49,218	313,822	98,471
(Loss) income from discontinued operations (net of tax)	(398,340)	10,122	(381,028)	8,024
Net (loss) income	(302,754)	59,340	(67,206)	106,495
Net income attributable to noncontrolling interests	(12,067)	(7,193)	(19,429)	(11,233)
Net (loss) income attributable to Albemarle Corporation	$(314,821)	$52,147	$(86,635)	$95,262
Basic earnings (loss) per share:
Continuing operations	$0.74	$0.37	$2.62	$0.79
Discontinued operations	(3.54)	0.09	(3.39)	0.07
	$(2.80)	$0.46	$(0.77)	$0.86
Diluted earnings (loss) per share:
Continuing operations	$0.74	$0.37	$2.61	$0.79
Discontinued operations	(3.52)	0.09	(3.38)	0.07
	$(2.78)	$0.46	$(0.77)	$0.86
Weighted-average common shares outstanding – basic	112,339	112,189	112,300	110,160
Weighted-average common shares outstanding – diluted	113,175	112,607	112,973	110,536
Cash dividends declared per share of common stock	$0.305	$0.29	$0.61	$0.58
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income	$(302,754)	$59,340	$(67,206)	$106,495
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(51,193)	56,227	47,713	(298,317)
Pension and postretirement benefits	419	2	420	4
Net investment hedge	6,607	(10,930)	(2,917)	43,116
Interest rate swap	526	526	1,051	1,053
Total other comprehensive (loss) income, net of tax	(43,641)	45,825	46,267	(254,144)
Comprehensive (loss) income	(346,395)	105,165	(20,939)	(147,649)
Comprehensive income attributable to noncontrolling interests	(12,219)	(7,168)	(19,864)	(11,082)
Comprehensive (loss) income attributable to Albemarle Corporation	$(358,614)	$97,997	$(40,803)	$(158,731)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$193,661	$213,734
Trade accounts receivable, less allowance for doubtful accounts (2016 – $13,545; 2015 – $3,390)	446,352	397,912
Other accounts receivable	44,437	74,989
Inventories	517,052	439,513
Other current assets	70,317	62,922
Assets held for sale	255,941	641,932
Total current assets	1,527,760	1,831,002
Property, plant and equipment, at cost	3,846,686	3,700,472
Less accumulated depreciation and amortization	1,500,554	1,379,377
Net property, plant and equipment	2,346,132	2,321,095
Investments	458,650	435,584
Noncurrent assets held for sale	2,944,071	2,971,455
Other assets	182,231	194,398
Goodwill	1,472,553	1,460,552
Other intangibles, net of amortization	380,984	383,868
Total assets	$9,312,381	$9,597,954
Liabilities And Equity
Current liabilities:
Accounts payable	$253,067	$239,572
Accrued expenses	211,444	313,259
Current portion of long-term debt	493,705	674,994
Dividends payable	34,045	32,306
Liabilities held for sale	145,269	329,598
Income taxes payable	21,528	26,956
Total current liabilities	1,159,058	1,616,685
Long-term debt	3,019,478	3,142,163
Postretirement benefits	49,265	49,647
Pension benefits	293,426	299,983
Noncurrent liabilities held for sale	455,452	464,207
Other noncurrent liabilities	230,347	239,104
Deferred income taxes	799,009	384,852
Commitments and contingencies (Note 11)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 112,391 in 2016 and 112,219 in 2015	1,124	1,122
Additional paid-in capital	2,070,705	2,059,151
Accumulated other comprehensive loss	(375,456)	(421,288)
Retained earnings	1,460,242	1,615,407
Total Albemarle Corporation shareholders’ equity	3,156,615	3,254,392
Noncontrolling interests	149,731	146,921
Total equity	3,306,346	3,401,313
Total liabilities and equity	$9,312,381	$9,597,954
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net (loss) income					(86,635)	(86,635)	19,429	(67,206)
Other comprehensive income				45,832		45,832	435	46,267
Cash dividends declared					(68,530)	(68,530)	(17,054)	(85,584)
Stock-based compensation and other			8,560			8,560		8,560
Exercise of stock options	93,719	1	4,939			4,940		4,940
Tax benefit related to stock plans			38			38		38
Issuance of common stock, net	113,235	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(35,367)	—	(1,982)			(1,982)		(1,982)
Balance at June 30, 2016	112,390,938	$1,124	$2,070,705	$(375,456)	$1,460,242	$3,156,615	$149,731	$3,306,346

Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					95,262	95,262	11,233	106,495
Other comprehensive loss				(253,993)		(253,993)	(151)	(254,144)
Cash dividends declared					(65,068)	(65,068)	(8,282)	(73,350)
Stock-based compensation and other			7,868			7,868		7,868
Exercise of stock options	10,500	—	342			342		342
Tax deficiency related to stock plans			(131)			(131)		(131)
Issuance of common stock, net	59,764	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550		2,036,550
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Shares withheld for withholding taxes associated with common stock issuances	(21,254)	—	(1,218)			(1,218)		(1,218)
Balance at June 30, 2015	112,192,598	$1,122	$2,053,516	$(316,406)	$1,440,845	$3,179,077	$136,813	$3,315,890
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash and cash equivalents at beginning of year	$213,734	$2,489,768
Cash flows from operating activities:
Net (loss) income	(67,206)	106,495
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	128,505	131,469
Gain on sales of businesses, net	(122,298)	—
Stock-based compensation	8,733	9,193
Excess tax benefits realized from stock-based compensation arrangements	(348)	(59)
Equity in net income of unconsolidated investments (net of tax)	(30,861)	(16,186)
Dividends received from unconsolidated investments and nonmarketable securities	31,522	45,526
Pension and postretirement expense (benefit)	3,390	(1,071)
Pension and postretirement contributions	(9,524)	(10,973)
Unrealized gain on investments in marketable securities	(10)	(571)
Deferred income taxes	414,736	(41,207)
Working capital changes	(108,016)	(44,932)
Other, net	3,878	(44,501)
Net cash provided by operating activities	252,501	133,183
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	—	(2,051,645)
Other acquisitions, net of cash acquired	—	(48,845)
Cash payments related to acquisitions and other	(81,988)	—
Capital expenditures	(99,509)	(111,723)
Decrease in restricted cash	—	57,550
Cash proceeds from divestitures, net	310,599	—
Sales of marketable securities, net	969	1,433
Repayments from joint ventures	—	2,156
Net cash provided by (used in) investing activities	130,071	(2,151,074)
Cash flows from financing activities:
Repayments of long-term debt	(382,162)	(1,331,648)
Proceeds from borrowings of long-term debt	—	1,000,000
Other borrowings, net	67,865	133,699
Dividends paid to shareholders	(66,791)	(54,238)
Dividends paid to noncontrolling interests	(17,052)	(8,282)
Proceeds from exercise of stock options	4,939	342
Excess tax benefits realized from stock-based compensation arrangements	348	59
Withholding taxes paid on stock-based compensation award distributions	(1,982)	(1,218)
Debt financing costs	—	(1,164)
Other	—	(3,882)
Net cash used in financing activities	(394,835)	(266,332)
Net effect of foreign exchange on cash and cash equivalents	(7,810)	1,693
Decrease in cash and cash equivalents	(20,073)	(2,282,530)
Cash and cash equivalents at end of period	$193,661	$207,238
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015, our consolidated statements of (loss) income and consolidated statements of comprehensive (loss) income for the three-month and six-month periods ended June 30, 2016 and 2015 and our consolidated statements of changes in equity and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and 2015. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016. The December 31, 2015 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
On June 17, 2016, the Company signed a definitive agreement to sell its Chemetall® Surface Treatment business to BASF SE. In the second quarter of 2016, the Company began accounting for this business as discontinued operations in the consolidated statements of (loss) income and excluded the business from segment results for all periods presented. Related assets and liabilities are classified as held for sale for all periods presented in accordance with accounting standards for reporting discontinued operations. See Note 3, “Divestitures,” for additional information.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The allocation of the purchase price was finalized in the first quarter of 2016. The following table summarizes the allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Rockwood acquisition based upon estimated fair values at the date of acquisition (in thousands):

Total purchase price	$5,725,321

Net assets acquired:
Cash and cash equivalents	$1,555,139
Trade and other accounts receivable	262,947
Inventories	290,496
Other current assets	86,267
Property, plant and equipment	1,383,480
Investments	529,453
Other assets	25,538
Definite-lived intangible assets:
Patents and technology	227,840
Trade names and trademarks	234,610
Customer lists and relationships	1,280,142
Indefinite-lived intangible assets:
Trade names and trademarks	104,380
Other	26,670
Current liabilities	(406,532)
Long-term debt	(1,319,132)
Pension benefits	(316,086)
Other noncurrent liabilities	(195,052)
Deferred income taxes	(845,884)
Noncontrolling interests	(17,582)
Total identifiable net assets	2,906,694
Goodwill	2,818,627
Total net assets acquired(a)	$5,725,321

(a)	Total net assets acquired includes amounts for the Chemetall Surface Treatment business, which is reported as discontinued operations. See Note 3, “Divestitures,” for additional information.
Significant changes to the purchase price allocation since our initial preliminary estimates reported in the first quarter of 2015 were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment, investments and intangible assets and increases in certain other noncurrent liabilities and noncontrolling interests, which resulted in an increase to recognized goodwill of approximately $193.8 million. This increase to recognized goodwill includes approximately $1.5 million that was recognized during the six-month period ended June 30, 2016 based on changes to intangible assets, property, plant and equipment and deferred taxes.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.
Included in Acquisition and integration related costs on our consolidated statements of (loss) income for the three-month and six-month periods ended June 30, 2016 is $18.4 million and $36.1 million, respectively, of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services fees, costs to achieve synergies, relocation costs, and other integration costs) and $0.6 million and $1.5 million, respectively, of costs in connection with other significant projects. The consolidated statements of (loss) income for the three-month and six-month periods ended June 30, 2015 include $19.9

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

million and $75.7 million, respectively, of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $2.9 million and $5.0 million, respectively, of costs in connection with other significant projects.
The weighted-average amortization periods for the intangible assets acquired are 20 years for patents and technology, 20 years for trade names and trademarks and 24 years for customer lists and relationships. The weighted-average amortization period for all definite-lived intangible assets acquired is 23 years.
For the six-month period ended June 30, 2016, Depreciation and amortization expense included in Cost of goods sold was reduced by approximately $0.2 million as a result of measurement-period adjustments related to previous reporting periods. In addition, (Loss) income from discontinued operations (net of tax) was reduced by approximately $4.1 million for the six-month period ended June 30, 2016 as a result of measurement-period adjustments related to previous reporting periods.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the three-month and six-month periods ended June 30, 2015 assume that the Merger occurred on January 1, 2015. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and income taxes. The pro forma amounts are also adjusted to exclude approximately $21.3 million and $78.7 million, respectively, of nonrecurring acquisition and integration related costs, and approximately $37.3 million and $85.5 million, respectively, of charges related to the utilization of the inventory markup as further described in Note 12, “Segment Information.” The pro forma results do not include adjustments related to cost savings or other synergies anticipated as a result of the Merger. In addition, the pro forma amounts are not adjusted to reflect the Chemetall Surface Treatment business as discontinued operations. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2015, nor are they necessarily indicative of future results of operations.

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
	(in thousands, except per share amounts)
Pro forma Net sales	$931,485	$1,849,219
Pro forma Net income	$102,246	$224,391
Pro forma Net income per share:
Basic	$0.91	$2.04
Diluted	$0.91	$2.03
See Item 8 Financial Statements and Supplementary Data—Note 2, “Acquisitions,” in our Annual Report on Form 10-K for the year ended December 31, 2015 for further details about the Rockwood acquisition.
NOTE 3—Divestitures:
Discontinued Operations
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE for proceeds of approximately $3.2 billion in cash, subject to adjustment with respect to certain pension liabilities, cash, working capital and indebtedness. The sale of the Chemetall Surface Treatment business reflects the Company’s commitment to investing in the future growth of its high priority businesses, reducing leverage and returning capital to shareholders. The sale is expected to close in the fourth quarter of 2016, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. At closing, any difference between the sales price and the proportionate carrying value of the interests being sold would be recognized.
The sale of the Chemetall Surface Treatment business, a separate reportable segment, qualifies for discontinued operations treatment because it represents a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, in the second quarter of 2016, the Company began accounting for this business as discontinued operations in the consolidated statements of (loss) income and excluded the business from segment results for all periods presented. Related assets and liabilities are classified as held for sale for all periods presented.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The major components of (Loss) income from discontinued operations (net of tax) for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$218,355	$213,195	$426,542	$405,286
Cost of goods sold	120,448	124,660	233,771	249,669
Operating expenses, net	69,595	64,448	132,448	121,256
Interest and financing expenses(a)	9,911	12,583	20,048	26,029
Other income, net	(832)	(906)	(1,770)	(2,335)
Income before income taxes	19,233	12,410	42,045	10,667
Income tax expense(b)	417,573	2,288	423,073	2,643
(Loss) income from discontinued operations (net of tax)	$(398,340)	$10,122	$(381,028)	$8,024

(a)
Interest and financing expenses includes the allocation of interest expense not directly attributable to other operations as well as interest expense related to debt to be assumed by the buyer. The allocation of interest expense to discontinued operations was based on the ratio of net assets held for sale to the sum of total net assets plus consolidated debt.

(b)
Income tax expense for the three-month and six-month periods ended June 30, 2016 includes a discrete non-cash charge of $381.5 million due to a change in the Company’s assertion over book and tax basis differences related to a U.S. entity being sold, as well as a discrete non-cash charge of $35.2 million related to a change in the Company’s assertion over reinvestment of foreign undistributed earnings. The associated liability of $416.7 million has been recorded in Deferred tax liabilities on the condensed consolidated balance sheets as of June 30, 2016. Upon completion of the sale, the buyer will not assume these outside basis differences, thus the liability is ultimately the responsibility of the Company, and as such, this amount is not recorded as a Liability held for sale. The sale is expected to close in the fourth quarter of 2016, at which time, any difference between the sales price and the proportionate carrying value of the interests being sold would be recognized.

The carrying amounts of the major classes of assets and liabilities for the Chemetall Surface Treatment business classified as held for sale at June 30, 2016 and December 31, 2015, were as follows (in thousands):

	June 30,	December 31,
	2016	2015
Assets
Current assets	$252,941	$237,447
Net property, plant and equipment	161,846	163,643
Goodwill	1,441,460	1,433,259
Other intangibles, net of amortization	1,315,990	1,349,179
All other noncurrent assets	24,775	25,374
Assets held for sale(a)	$3,197,012	$3,208,902
Liabilities
Current liabilities	$145,269	$200,892
Deferred income taxes	346,989	351,465
All other noncurrent liabilities	108,463	112,742
Liabilities held for sale	$600,721	$665,099

(a)	Excludes approximately $3.0 million of Assets held for sale as of June 30, 2016 related to a small group of assets at an idled site.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Depreciation and amortization and capital expenditures from discontinued operations for the six-month periods ended June 30, 2016 and 2015 were as follows (in thousands):

	Six Months Ended June 30,
	2016	2015
Depreciation and amortization	$35,194	$37,307
Capital expenditures	$10,371	$7,790
Other Assets Held for Sale
In 2015, we announced our intention to pursue strategic alternatives, including divestitures, related to certain businesses which include minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. In the fourth quarter of 2015, we determined that the assets held for sale criteria were met for these businesses as well as a small group of assets at an idled site. As of the December 31, 2015 balance sheet date, the Company expected to complete the sales of the businesses included in assets and liabilities held for sale and therefore such amounts were classified as current. These businesses did not qualify for discontinued operations treatment because the Company’s management did not consider their sale or potential sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.
On November 5, 2015, the Company signed a definitive agreement to sell its Tribotecc metal sulfides business to Treibacher Industrie AG. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. On January 4, 2016, the Company closed the sale of this business, effective for the first day of business in 2016. We received net proceeds of approximately $137 million and recorded a gain of $11.5 million before income taxes in 2016 related to the sale of this business.
On December 16, 2015, the Company signed a definitive agreement to sell its minerals-based flame retardants and specialty chemicals business to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction included Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses. We received net proceeds of approximately $187 million and recorded a gain of $112.3 million before income taxes in 2016 related to the sale of these businesses.
In April 2016, the Company concluded that it would discontinue efforts to sell its fine chemistry services business, and as a result, this business is accounted for as held and used beginning in the second quarter of 2016.
The carrying amounts of the major classes of assets and liabilities of these businesses classified as held for sale at December 31, 2015, were as follows (in thousands):

December 31,
2015
Assets
Current assets	$156,421
Net property, plant and equipment	115,865
Goodwill	46,794
Other intangibles, net of amortization	66,324
All other noncurrent assets	19,081
Assets held for sale	$404,485
Liabilities
Current liabilities	$72,756
Deferred income taxes	24,947
All other noncurrent liabilities	31,003
Liabilities held for sale	$128,706

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Also included in Gain on sales of businesses, net, for the six-month period ended June 30, 2016 is a loss of $1.5 million on the sale of our wafer reclaim business.

NOTE 4—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2016 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	All Other	Total
Balance at December 31, 2015(a)(b)	$1,267,505	$20,319	$172,728	$—	$1,460,552
Acquisition of Rockwood(c)	(1,706)	—	—	—	(1,706)
Reclass from assets held for sale(d)	—	—	—	6,586	6,586
Foreign currency translation adjustments	4,984	—	2,137	—	7,121
Balance at June 30, 2016(b)	$1,270,783	$20,319	$174,865	$6,586	$1,472,553

(a)	The December 31, 2015 balances have been recast to reflect a change in segments. See Note 12, “Segment Information,” for further details.

(b)
As of June 30, 2016 and December 31, 2015, $1.4 billion and $1.5 billion, respectively, of Goodwill was classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

(c)
Represents final purchase price adjustments for the Rockwood acquisition recorded in the six-month period ended June 30, 2016. Excludes $3.2 million of final purchase price adjustments for businesses reported as discontinued operations.

(d)
Represents Goodwill of the fine chemistry services business, which was reported in Assets held for sale on the condensed consolidated balance sheets as of December 31, 2015. See Note 3, “Divestitures,” for additional information.

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2016 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks (a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2015	$398,725	$16,923	$40,144	$17,779	$473,571
Reclass from assets held for sale(b)	—	—	—	1,454	1,454
Foreign currency translation adjustments and other	7,064	44	(388)	(23)	6,697
Balance at June 30, 2016	$405,789	$16,967	$39,756	$19,210	$481,722
Accumulated Amortization
Balance at December 31, 2015	$(32,656)	$(8,086)	$(32,008)	$(16,953)	$(89,703)
Amortization	(8,898)	—	(292)	(223)	(9,413)
Reclass from assets held for sale(b)	—	—	—	(1,322)	(1,322)
Foreign currency translation adjustments and other	(276)	(13)	(32)	21	(300)
Balance at June 30, 2016	$(41,830)	$(8,099)	$(32,332)	$(18,477)	$(100,738)
Net Book Value at December 31, 2015(c)	$366,069	$8,837	$8,136	$826	$383,868
Net Book Value at June 30, 2016(c)	$363,959	$8,868	$7,424	$733	$380,984

(a)	Included in Trade Names and Trademarks are indefinite-lived intangible assets with a gross carrying amount of $8.7 million at June 30, 2016 and December 31, 2015.

(b)
Represents Other intangibles and related amortization of the fine chemistry services business, which was reported in Assets held for sale on the condensed consolidated balance sheets as of December 31, 2015. See Note 3 “Divestitures,” for additional information.

(c)
As of June 30, 2016 and December 31, 2015, $1.3 billion and $1.4 billion, respectively, of Other intangibles, net of amortization were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3 “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5—Foreign Exchange:
Foreign exchange transaction (losses) gains were ($3.3) million and ($3.4) million for the three-month and six-month periods ended June 30, 2016, respectively, and $0.6 million and $53.0 million for the three-month and six-month periods ended June 30, 2015, respectively, and are included in Other (expenses) income, net, in our consolidated statements of (loss) income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows. The gains in 2015 are primarily related to cash denominated in U.S. Dollars that was held by foreign subsidiaries where the European Union Euro serves as the functional currency, which was repatriated using the applicable transaction rates during the first quarter of 2015.
NOTE 6—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2016 was 22.4% and 14.8%, respectively, compared to 25.2% and 25.4% for the three-month and six-month periods ended June 30, 2015, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2016 and 2015 periods is primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the six-month period ended June 30, 2016 compared to the same period in 2015 is primarily driven by income of $122.3 million from the sales of businesses with associated tax expense of $6.7 million. Our effective income tax rate for the three-month and six-month periods ended June 30, 2015 was affected by a discrete tax benefit of $1.0 million related mainly to prior year uncertain tax position adjustments associated with lapses in statutes of limitations. Additionally, our effective income tax rate for the six-month period ended June 30, 2015 was affected by $3.4 million related mainly to U.S. tax provision to return adjustments.
NOTE 7—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and six-month periods ended June 30, 2016 and 2015 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$95,586	$49,218	$313,822	$98,471
Net income from continuing operations attributable to noncontrolling interests	(12,067)	(7,193)	(19,429)	(11,233)
Net income from continuing operations attributable to Albemarle Corporation	$83,519	$42,025	$294,393	$87,238
Denominator:
Weighted-average common shares for basic earnings per share	112,339	112,189	112,300	110,160
Basic earnings per share from continuing operations	$0.74	$0.37	$2.62	$0.79

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$95,586	$49,218	$313,822	$98,471
Net income from continuing operations attributable to noncontrolling interests	(12,067)	(7,193)	(19,429)	(11,233)
Net income from continuing operations attributable to Albemarle Corporation	$83,519	$42,025	$294,393	$87,238
Denominator:
Weighted-average common shares for basic earnings per share	112,339	112,189	112,300	110,160
Incremental shares under stock compensation plans	836	418	673	376
Weighted-average common shares for diluted earnings per share	113,175	112,607	112,973	110,536
Diluted earnings per share from continuing operations	$0.74	$0.37	$2.61	$0.79
On February 26, 2016, the Company increased the regular quarterly dividend by 5% to $0.305 per share. On May 10, 2016, the Company declared a cash dividend of $0.305 per share, which was paid on July 1, 2016 to shareholders of record at

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the close of business as of June 15, 2016. On July 11, 2016, the Company declared a cash dividend of $0.305 per share, which is payable on October 3, 2016 to shareholders of record at the close of business as of September 15, 2016.
NOTE 8—Inventories:
The following table provides a breakdown of inventories at June 30, 2016 and December 31, 2015 (in thousands):

	June 30,	December 31,
	2016	2015
Finished goods	$352,583	$264,025
Raw materials and work in process(a)	114,978	122,038
Stores, supplies and other	49,491	53,450
Total inventories(b)	$517,052	$439,513

(a)	Includes $44.0 million and $39.1 million at June 30, 2016 and December 31, 2015, respectively, of work in process related to the Lithium product category.

(b)
As of June 30, 2016 and December 31, 2015, $69.9 million and $162.8 million, respectively, of inventories were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

NOTE 9—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty Ltd (“Windfield”). With regard to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $291.6 million and $280.2 million at June 30, 2016 and December 31, 2015, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $7.7 million and $7.8 million at June 30, 2016 and December 31, 2015, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
NOTE 10—Long-Term Debt:
Long-term debt at June 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	June 30,	December 31,
	2016	2015
Term loan facilities, net of unamortized debt issuance costs of $2,212 at June 30, 2016 and $2,833 at December 31, 2015	$866,788	$1,247,167
1.875% Senior notes, net of unamortized discount and debt issuance costs of $9,122 at June 30, 2016 and $9,904 at December 31, 2015	764,623	759,151
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,506 at June 30, 2016 and $1,726 at December 31, 2015	248,494	248,274
4.15% Senior notes, net of unamortized discount and debt issuance costs of $4,103 at June 30, 2016 and $4,346 at December 31, 2015	420,897	420,654
4.50% Senior notes, net of unamortized discount and debt issuance costs of $2,681 at June 30, 2016 and $2,982 at December 31, 2015	347,319	347,018
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,390 at June 30, 2016 and $4,468 at December 31, 2015	345,610	345,532
Commercial paper notes	477,164	351,349
Variable-rate foreign bank loans	42,260	77,452
Variable-rate domestic bank loans	—	20,479
Miscellaneous	28	81
Total long-term debt(a)	3,513,183	3,817,157
Less amounts due within one year	493,705	674,994
Long-term debt, less current portion	$3,019,478	$3,142,163

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)
As of June 30, 2016 and December 31, 2015, $16.8 million and $20.3 million, respectively, of long-term debt was classified as Liabilities held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

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
Initial borrowings under our September 2015 Term Loan Agreement, which occurred on October 15, 2015, consisted of a 364-day term loan facility in an aggregate principal amount of $300 million (the “364-Day Facility”) and a five-year term loan facility in an aggregate principal amount of $950 million (the “Five-Year Facility”), or collectively, the “Term Loan Facilities.” In the six-month period ended June 30, 2016, we repaid the 364-Day Facility in full and repaid approximately $81 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business, both of which closed in the first quarter of 2016.
Current portion of long-term debt at June 30, 2016 consists primarily of commercial paper notes with a weighted-average interest rate of approximately 1.34% and a weighted-average maturity of 21 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2016, gains (losses) of $6.6 million and ($2.9) million (net of income taxes), respectively, and during the three-month and six-month periods ended June 30, 2015, (losses) gains of ($10.9) million and $43.1 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 11—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2016, as follows (in thousands):

Beginning balance at December 31, 2015(a)	$31,436
Expenditures	(1,194)
Accretion of discount	397
Revisions of estimates	250
Foreign currency translation adjustments and other	1,900
Ending balance at June 30, 2016(a)	32,789
Less amounts reported in Accrued expenses	1,145
Amounts reported in Other noncurrent liabilities	$31,644

(a)
As of June 30, 2016 and December 31, 2015, $3.9 million of environmental liabilities were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

Environmental remediation liabilities include discounted liabilities of $23.2 million and $22.0 million at June 30, 2016 and December 31, 2015, respectively, discounted at rates with a weighted-average of 3.8%, with the undiscounted amount totaling $62.4 million and $59.5 million at June 30, 2016 and December 31, 2015, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
NOTE 12—Segment Information:

Effective January 1, 2016, our former Performance Chemicals reportable segment was split into two reportable segments: (1) Lithium and Advanced Materials and (2) Bromine Specialties. In addition, on June 17, 2016, the Company signed a definitive agreement to sell its Chemetall Surface Treatment business to BASF SE. This business, a separate reportable segment, is classified as discontinued operations and its results are excluded from segment results for all periods presented. As a result, our three reportable segments include Lithium and Advanced Materials, Bromine Specialties and Refining Solutions. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. The new business structure aligns with the markets and customers we serve through each of the segments. The new structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
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
The Company’s chief operating decision maker uses earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items such as acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), in a balanced manner and on a segment basis to assess the ongoing performance of the Company’s business segments and to allocate resources. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Net sales:
Lithium and Advanced Materials	$233,353	$213,003	$449,526	$411,777
Bromine Specialties	206,863	223,959	403,416	413,551
Refining Solutions	178,012	164,573	348,591	343,739
All Other	50,626	113,404	122,715	235,773
Corporate	473	3,351	2,290	5,763
Total net sales	$669,327	$718,290	$1,326,538	$1,410,603

Adjusted EBITDA:
Lithium and Advanced Materials	$82,668	$79,985	$169,142	$157,580
Bromine Specialties	66,562	68,697	128,170	121,630
Refining Solutions	61,586	48,200	116,660	90,393
All Other	876	9,714	9,340	23,278
Corporate	(21,221)	(25,238)	(40,808)	7,977
Total adjusted EBITDA	$190,471	$181,358	$382,504	$400,858

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2016
Adjusted EBITDA	$82,668	$66,562	$61,586	$210,816	$876	$(21,221)	$190,471
Depreciation and amortization	(25,788)	(9,815)	(9,114)	(44,717)	(3,353)	(1,635)	(49,705)
Gain on sales of businesses(a)	—	—	—	—	974	—	974
Acquisition and integration related costs(b)	—	—	—	—	—	(19,030)	(19,030)
Interest and financing expenses	—	—	—	—	—	(15,800)	(15,800)
Income tax expense	—	—	—	—	—	(23,656)	(23,656)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(398,340)	(398,340)
Non-operating pension and OPEB items	—	—	—	—	—	265	265
Net income (loss) attributable to Albemarle Corporation	$56,880	$56,747	$52,472	$166,099	$(1,503)	$(479,417)	$(314,821)
Three months ended June 30, 2015
Adjusted EBITDA	$79,985	$68,697	$48,200	$196,882	$9,714	$(25,238)	$181,358
Depreciation and amortization	(23,632)	(8,211)	(8,483)	(40,326)	(5,724)	(2,322)	(48,372)
Utilization of inventory markup(c)	(33,823)	—	—	(33,823)	(378)	—	(34,201)
Acquisition and integration related costs(b)	—	—	—	—	—	(22,832)	(22,832)
Interest and financing expenses	—	—	—	—	—	(20,599)	(20,599)
Income tax expense	—	—	—	—	—	(14,851)	(14,851)
Income from discontinued operations (net of tax)	—	—	—	—	—	10,122	10,122
Non-operating pension and OPEB items	—	—	—	—	—	1,522	1,522
Net income (loss) attributable to Albemarle Corporation	$22,530	$60,486	$39,717	$122,733	$3,612	$(74,198)	$52,147
Six months ended June 30, 2016
Adjusted EBITDA	$169,142	$128,170	$116,660	$413,972	$9,340	$(40,808)	$382,504
Depreciation and amortization	(48,935)	(19,570)	(17,874)	(86,379)	(3,965)	(2,970)	(93,314)
Gain (loss) on sales of businesses, net(a)	—	—	—	—	123,831	(1,533)	122,298
Acquisition and integration related costs(b)	—	—	—	—	—	(37,588)	(37,588)
Interest and financing expenses	—	—	—	—	—	(30,914)	(30,914)
Income tax expense	—	—	—	—	—	(49,141)	(49,141)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(381,028)	(381,028)
Non-operating pension and OPEB items	—	—	—	—	—	548	548
Net income (loss) attributable to Albemarle Corporation	$120,207	$108,600	$98,786	$327,593	$129,206	$(543,434)	$(86,635)
Six months ended June 30, 2015
Adjusted EBITDA	$157,580	$121,630	$90,393	$369,603	$23,278	$7,977	$400,858
Depreciation and amortization	(45,454)	(16,672)	(16,593)	(78,719)	(11,222)	(4,221)	(94,162)
Utilization of inventory markup(c)	(62,405)	—	—	(62,405)	(3,029)	—	(65,434)
Acquisition and integration related costs(b)	—	—	—	—	—	(80,657)	(80,657)
Interest and financing expenses	—	—	—	—	—	(42,899)	(42,899)
Income tax expense	—	—	—	—	—	(28,636)	(28,636)
Income from discontinued operations (net of tax)	—	—	—	—	—	8,024	8,024
Non-operating pension and OPEB items	—	—	—	—	—	2,609	2,609
Other(d)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$49,721	$104,958	$73,800	$228,479	$9,027	$(142,244)	$95,262

(a)	See Note 3, “Divestitures,” for additional information.

(b)	See Note 2, “Acquisitions,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(c)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103.4 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month and six-month periods ended June 30, 2015, $24.2 million and $47.5 million, respectively, was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $10.0 million and $17.9 million, respectively, related to the utilization of the inventory markup.

(d)	Financing-related fees expensed in connection with the acquisition of Rockwood.

NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pension Benefits Cost (Credit):
Service cost	$1,233	$1,143	$2,281	$2,626
Interest cost	9,498	9,710	18,863	18,251
Expected return on assets	(10,337)	(11,753)	(20,509)	(21,965)
Actuarial gain	—	(51)	(50)	(51)
Amortization of prior service benefit	440	29	468	59
Total net pension benefits cost (credit)	$834	$(922)	$1,053	$(1,080)
Postretirement Benefits Cost (Credit):
Service cost	$28	$5	$57	$71
Interest cost	621	619	1,242	1,287
Expected return on assets	(47)	(47)	(94)	(131)
Amortization of prior service benefit	(24)	(24)	(48)	(48)
Total net postretirement benefits cost	$578	$553	$1,157	$1,179
Total net pension and postretirement benefits cost (credit)(a)	$1,412	$(369)	$2,210	$99

(a)
For the three-month and six-month periods ended June 30, 2016, $0.6 million and $1.2 million, respectively, of net pension and postretirement benefits cost are included in (Loss) income from discontinued operations (net of tax) in the consolidated statements of (loss) income. For the three-month and six-month periods ended June 30, 2015, $0.8 million and ($1.2) million, respectively, of net pension and postretirement benefits cost (credit) are included in (Loss) income from discontinued operations (net of tax) in the consolidated statements of (loss) income. See Note 3, “Divestitures,” for additional information.

During the three-month and six-month periods ended June 30, 2016, we made contributions of $4.5 million and $7.9 million, respectively, to our qualified and nonqualified pension plans related to continuing and discontinued operations. During the three-month and six-month periods ended June 30, 2015, we made contributions of $4.5 million and $9.1 million, respectively, to our qualified and nonqualified pension plans related to continuing and discontinued operations.
We paid $0.8 million and $1.6 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2016, respectively. During the three-month and six-month periods ended June 30, 2015, we paid $0.5 million and $1.9 million, respectively, in premiums to the U.S. postretirement benefit plan.
Multiemployer Plan
Our contributions to the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) multiemployer plan for continuing and discontinued operations were €0.4 million and €0.9 million (approximately $0.5 million and $1.0 million) during the three-month and six-month periods ended June 30, 2016, respectively. During the three-month and six-month periods ended June 30, 2015, we made contributions of €0.4 million and €0.7 million (approximately $0.4 million and $0.8 million), respectively, to the DN Pensionskasse multiemployer plan for continuing and discontinued operations.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires in 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk.

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

	June 30, 2016		December 31, 2015
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,528,678	$3,621,958	$3,834,217	$3,793,179
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2016 and December 31, 2015, we had outstanding foreign currency forward contracts with notional values totaling $452.9 million and $217.7 million, respectively. Our foreign currency forward contracts outstanding at June 30, 2016 and December 31, 2015 were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. At June 30, 2016 and December 31, 2015, $0.3 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net. For the three-month and six-month periods ended June 30, 2016, we recognized losses of $10.7 million and $4.9 million, respectively, in Other (expenses) income, net, in our consolidated statements of (loss) income related to the change in the fair value of our foreign currency forward contracts. For the three-month and six-month periods ended June 30, 2015, we recognized gains (losses) of $3.8 million and ($16.6) million, respectively, in Other (expenses) income, net, in our consolidated statements of (loss) income related to the change in the fair value of our foreign currency forward contracts. Also, for the six-month periods ended June 30, 2016 and 2015, we recorded $4.9 million and $16.6 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $4.8 million and $15.7 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
The counterparties to our foreign currency forward contracts are major financial institutions with which we generally have other financial relationships. We are exposed to, but do not anticipate, credit loss in the event of nonperformance by these counterparties.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the six-month period ended June 30, 2016. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$20,676	$20,676	$—	$—
Private equity securities(b)	$2,601	$28	$—	$2,573

Liabilities:
Obligations under executive deferred compensation plan(a)	$20,676	$20,676	$—	$—
Foreign currency forward contracts(c)	$269	$—	$269	$—

	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,631	$21,631	$—	$—
Private equity securities(b)	$2,626	$31	$—	$2,595

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,631	$21,631	$—	$—
Foreign currency forward contracts(c)	$250	$—	$250	$—

(a)
We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of (loss) income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other income, net, in our consolidated statements of (loss) income. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies and as such are classified within Level 3.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$2,588	$1,785	$2,595	$1,785
Total unrealized losses included in earnings relating to assets still held at the reporting date	(15)	(13)	(22)	(13)
Ending balance	$2,573	$1,772	$2,573	$1,772

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended June 30, 2016
Balance at March 31, 2016	$(365,291)	$(757)	$52,721	$(18,336)	$(331,663)
Other comprehensive (loss) income before reclassifications	(51,193)	—	6,607	—	(44,586)
Amounts reclassified from accumulated other comprehensive (loss) income	—	419	—	526	945
Other comprehensive (loss) income, net of tax	(51,193)	419	6,607	526	(43,641)
Other comprehensive income attributable to noncontrolling interests	(152)	—	—	—	(152)
Balance at June 30, 2016	$(416,636)	$(338)	$59,328	$(17,810)	$(375,456)
Three months ended June 30, 2015
Balance at March 31, 2015	$(407,279)	$2	$65,430	$(20,435)	$(362,282)
Other comprehensive income (loss) before reclassifications	56,227	—	(10,930)	—	45,297
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	—	526	528
Other comprehensive income (loss), net of tax	56,227	2	(10,930)	526	45,825
Other comprehensive loss attributable to noncontrolling interests	51	—	—	—	51
Balance at June 30, 2015	$(351,001)	$4	$54,500	$(19,909)	$(316,406)
Six months ended June 30, 2016
Balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive income (loss) before reclassifications	47,713	—	(2,917)	—	44,796
Amounts reclassified from accumulated other comprehensive (loss) income	—	420	—	1,051	1,471
Other comprehensive income (loss), net of tax	47,713	420	(2,917)	1,051	46,267
Other comprehensive income attributable to noncontrolling interests	(435)	—	—	—	(435)
Balance at June 30, 2016	$(416,636)	$(338)	$59,328	$(17,810)	$(375,456)
Six months ended June 30, 2015
Balance at December 31, 2014	$(52,835)	$—	$11,384	$(20,962)	$(62,413)
Other comprehensive (loss) income before reclassifications	(298,344)	—	43,116	—	(255,228)
Amounts reclassified from accumulated other comprehensive (loss) income	27	4	—	1,053	1,084
Other comprehensive (loss) income, net of tax	(298,317)	4	43,116	1,053	(254,144)
Other comprehensive loss attributable to noncontrolling interests	151	—	—	—	151
Balance at June 30, 2015	$(351,001)	$4	$54,500	$(19,909)	$(316,406)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2016 and 2015 is provided in the following tables (in thousands):

	Three Months Ended June 30,
	2016				2015
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(50,738)	$422	$10,490	$834	$59,465	$5	$(17,307)	$834
Income tax (expense) benefit	(455)	(3)	(3,883)	(308)	(3,238)	(3)	6,377	(308)
Other comprehensive (loss) income, net of tax	$(51,193)	$419	$6,607	$526	$56,227	$2	$(10,930)	$526

	Six Months Ended June 30,
	2016				2015
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$48,539	$426	$(4,631)	$1,668	$(328,329)	$11	$68,270	$1,668
Income tax (expense) benefit	(826)	(6)	1,714	(617)	30,012	(7)	(25,154)	(615)
Other comprehensive income (loss), net of tax	$47,713	$420	$(2,917)	$1,051	$(298,317)	$4	$43,116	$1,053

NOTE 17—Related Party Transactions:
Our condensed consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales to unconsolidated affiliates	$8,231	$7,466	$14,405	$14,006
Purchases from unconsolidated affiliates	27,160	26,363	62,781	53,139

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

•
the ability to successfully execute, operate and integrate acquisitions and divestitures, including the integration of Rockwood’s operations, and realize anticipated synergies and other benefits, or the sale of the Chemetall Surface Treatment business; and

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

The following is a discussion and analysis of results of operations for the three-month and six-month periods ended June 30, 2016 and 2015. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 42.
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
Second Quarter 2016
During the second quarter of 2016:

•
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE for consideration of approximately $3.2 billion in cash, subject to adjustment with respect to certain pension liabilities, cash, working capital and indebtedness. The sale is expected to close in the fourth quarter of 2016.

•	We repaid $50 million of term loans using cash from operations.

•	Our board of directors declared a quarterly dividend of $0.305 per share on May 10, 2016, which was paid on July 1, 2016 to shareholders of record at the close of business as of June 15, 2016.

•
Our net sales for the quarter were $669.3 million, down 7% from net sales of $718.3 million in the second quarter of 2015. Net sales from our reportable segments for the quarter were $618.2 million, an increase of 3% from net sales of $601.5 million in the second quarter of 2015.

•	Earnings per share from continuing operations were $0.74 (on a diluted basis), an increase from second quarter 2015 results of $0.37 per diluted share.

•	Cash provided by operating activities was $79.8 million in the second quarter, a decrease from $87.4 million in the second quarter 2015.

•	We relocated our corporate headquarters from Baton Rouge, LA to Charlotte, NC.

Outlook
Effective January 1, 2016, the former Performance Chemicals segment was split into two reportable segments: (1) Lithium and Advanced Materials, which includes Performance Catalyst Solutions and Curatives (“PCS”), and (2) Bromine Specialties. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business.
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE for consideration of approximately $3.2 billion in cash, subject to adjustment with respect to certain pension liabilities, cash, working capital and indebtedness. The sale is expected to close in the fourth quarter of 2016.
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve, from slow and uneven global growth, currency exchange volatility, significantly lower crude oil prices, a dynamic pricing environment in bromine derivatives and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, diverse energy storage needs including exciting opportunities in electric vehicles, and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, significant deleveraging, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions. Additionally, we are well on track to exceed our initial expectations regarding synergies from the acquisition of the Rockwood businesses in 2015.
Lithium and Advanced Materials: We expect continued strong growth for the remainder of 2016, led by demand in battery-grade applications and continued price improvement in Lithium. PCS experienced strong growth in 2015 due to market demand in general and due to certain competitor outages. While we expect most of the PCS business to maintain a similar level of profitability in 2016, weakness in the curatives market and the bankruptcy filing of one of our customers is expected to result in a $15 million impact to Income from continuing operations before income taxes and adjusted EBITDA over the course of the current year.
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
Bromine Specialties: Compared to the first half of 2016, we expect the remainder of the year to be challenging for Bromine sales and profitability due to expected decline in demand for clear brine fluids used in offshore drilling projects, lower flame retardant volumes due to order timing and seasonality, and inventory rebalancing. Through working capital discipline and strong controls on costs, we expect to generate healthy cash flows in the Bromine business despite these second-half challenges. We believe that the combination of solid, long-term business fundamentals, with our strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
On a longer term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in the first half of 2016 held up better than expected, but is likely to be impacted negatively in the near term as a result of sustained low oil prices impacting offshore drilling projects around the world. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to follow a solid growth trajectory once oil prices recover from recent levels as we expect that deep water drilling will continue to increase around the world. Net sales of flame retardants were also stronger than expected in the first half of 2016 due to favorable bid results as well as customer order timing. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
Refining Solutions: In 2016, despite some near-term concerns about how the price of oil will continue to impact the crude slate used by refineries and the resulting demand for catalysts, we expect to see continued, sustained high level performance from heavy oil upgrading as well as improvement in clean fuels technology results due to increased change outs by refiners and an improved product mix, although certain domestic oil companies, among others, are expected to look for ways to delay catalysts change outs due to the current oil economic environment.
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
In April 2016, we concluded that we would suspend efforts to sell the fine chemistry services business. This business will continue to be reported outside of the Company’s reportable segments.

Corporate: In the first quarter of 2016, we increased our quarterly dividend rate to $0.305 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2016 to be approximately 15.9%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
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

Results of Operations
The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of (loss) income.
Second Quarter 2016 Compared to Second Quarter 2015
Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2016	2015	2016 vs. 2015
	(In thousands, except percentages and per share amounts)
NET SALES	$669,327	$718,290	(7)%
Cost of goods sold	421,223	506,259	(17)%
GROSS PROFIT	248,104	212,031	17%
GROSS PROFIT MARGIN	37.1%	29.5%
Selling, general and administrative expenses	86,055	88,010	(2)%
Research and development expenses	20,500	21,925	(6)%
Gain on sales of businesses	(974)	—	*
Acquisition and integration related costs	19,030	22,832	(17)%
OPERATING PROFIT	123,493	79,264	56%
OPERATING PROFIT MARGIN	18.5%	11.0%
Interest and financing expenses	(15,800)	(20,599)	(23)%
Other (expenses) income, net	(2,297)	286	(903)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	105,396	58,951	79%
Income tax expense	23,656	14,851	59%
Effective tax rate	22.4%	25.2%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	81,740	44,100	85%
Equity in net income of unconsolidated investments (net of tax)	13,846	5,118	171%
NET INCOME FROM CONTINUING OPERATIONS	95,586	49,218	94%
(Loss) income from discontinued operations (net of tax)	(398,340)	10,122	*
NET (LOSS) INCOME	(302,754)	59,340	*
Net income attributable to noncontrolling interests	(12,067)	(7,193)	68%
NET (LOSS) INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$(314,821)	$52,147	*
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	14.3%	6.9%
Basic earnings (loss) per share:
Continuing operations	$0.74	$0.37	100%
Discontinued operations	(3.54)	0.09	*
	$(2.80)	$0.46	*
Diluted earnings (loss) per share:
Continuing operations	$0.74	$0.37	100%
Discontinued operations	(3.52)	0.09	*
	$(2.78)	$0.46	*
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended June 30, 2016, we recorded net sales of $669.3 million, a decrease of $49.0 million, or 7%, compared to net sales of $718.3 million for the three-month period ended June 30, 2015. On January 4, 2016, we closed the sale of the metal sulfides business and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales by $66.8 million as compared to the three-month period ended June 30, 2015. Excluding the impact of the divested businesses noted above, net sales increased by $17.8 million due to $13.6 million of higher volumes due to market demand, $0.5 million of favorable price impacts, and $3.7 million of favorable currency exchange impacts.
Gross Profit
For the three-month period ended June 30, 2016, our gross profit increased $36.1 million, or 17%, from the corresponding 2015 period. Gross profit includes charges of $24.2 million in the three-month period ended June 30, 2015 for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition of Rockwood. Excluding these charges, gross profit increased by $11.9 million, or 5.0%, due primarily to higher overall sales volumes and $6.1 million in lower variable and fixed costs. Overall, these factors contributed to a higher gross profit margin for the three-month period ended June 30, 2016 of 37.1%, up from 29.5% in the corresponding period in 2015. Excluding the inventory markup charges, gross profit margin was 37.1% for the three-month period ended June 30, 2016 as compared to 32.9% in the corresponding period in 2015.
Selling, General and Administrative Expenses
For the three-month period ended June 30, 2016, our selling, general and administrative (“SG&A”) expenses decreased $2.0 million, or 2%, from the three-month period ended June 30, 2015. The decrease is primarily due to a reduction in SG&A costs associated with the divested businesses of approximately $2.8 million, as well as a $1.5 million reduction in non-operating pension and OPEB gains. As a percentage of net sales, SG&A expenses were 12.9% for the three-month period ended June 30, 2016, compared to 12.3% for the corresponding period in 2015. Excluding non-operating gains on pension and OPEB plans, SG&A expenses were 12.9% of net sales for the three month period ended June 30, 2016, compared to 12.8% for the corresponding period in 2015.
Research and Development Expenses
For the three-month period ended June 30, 2016, our research and development (“R&D”) expenses decreased $1.4 million, or 6%, from the three-month period ended June 30, 2015. As a percentage of net sales, R&D expenses were 3.1% for the three-month periods ended June 30, 2016 and 2015.
Gain on Sales of Businesses
In the second quarter of 2016, we recorded an adjustment to the previously reported gain, before income taxes, of $1.0 million related to the sale of the minerals-based flame retardants and specialty chemicals business that closed in 2016.
Acquisition and Integration Related Costs
The three-month period ended June 30, 2016 includes $18.4 million of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $0.6 million of costs in connection with other significant projects. The three-month period ended June 30, 2015 includes $19.9 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $2.9 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended June 30, 2016 decreased $4.8 million to $15.8 million from the corresponding 2015 period, due mainly to lower debt levels as well as the favorable impact of the refinancing of the senior notes assumed from Rockwood that was completed on October 15, 2015.
Other (Expenses) Income, Net
Other (expenses) income, net, for the three-month period ended June 30, 2016 was ($2.3) million versus $0.3 million for the corresponding 2015 period. The change was primarily due to unfavorable currency exchange impacts.
Income Tax Expense
The effective income tax rate for the second quarter of 2016 was 22.4% compared to 25.2% for the second quarter of 2015. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the three month period ended June

30, 2016 compared to the same period in 2015 was primarily driven by favorable changes in geographic mix of earnings year over year.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $13.8 million for the three-month period ended June 30, 2016 compared to $5.1 million in the same period last year. Equity in net income of unconsolidated investments for the three-month period ended June 30, 2015 includes a $10.0 million charge for utilization of fair value adjustments to inventories in connection with the Rockwood acquisition. Excluding this charge, equity in net income of unconsolidated investments decreased by $1.3 million primarily due to the sale of our ownership interest in Magnifin Magnesiaprodukte GmbH during the the three-month period ended June 30, 2016. This was partially offset by higher equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to higher sales volumes.
(Loss) income from Discontinued Operations
(Loss) income from discontinued operations, after income taxes, was ($398.3) million for the three-month period ended June 30, 2016 compared to $10.1 million in the same period last year. The change was primarily due to a non-recurring, non-cash tax charge of $416.7 million related to the change in the Company’s assertion over book and tax basis differences for certain entities included in the sale of the Chemetall Surface Treatment business, partially offset by higher earnings and lower interest expense.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended June 30, 2016, net income attributable to noncontrolling interests was $12.1 million compared to $7.2 million in the same period last year. This increase of $4.9 million was due primarily to changes in consolidated income related to our Jordanian joint venture from higher sales volumes.
Net (Loss) Income Attributable to Albemarle Corporation
Net (loss) income attributable to Albemarle Corporation decreased to ($314.8) million in the three-month period ended June 30, 2016, from $52.1 million in the three-month period ended June 30, 2015. The three-month period ended June 30, 2015 included a $34.2 million charge for utilization of fair value adjustments to inventories and the current year includes a non-recurring, non-cash tax charge of $416.7 million related to the decision sell the Chemetall Surface Treatment business. Excluding these items, net income attributable to Albemarle increased by $15.6 million. The increase is primarily due to higher gross profit associated with stronger business results, a reduction in acquisition and integration costs, lower interest associated with lower debt levels and the favorable impact of the refinancing that was completed on October 15, 2015, and a lower overall effective tax rate, partially offset by favorable foreign currency translation gains in 2015 related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, after income taxes, was ($43.6) million for the three-month period ended June 30, 2016 compared to $45.8 million for the corresponding period in 2015. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2016 period, other comprehensive loss from foreign currency translation adjustments was $51.2 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $37 million and the British Pound Sterling of approximately $15 million, partially offset by a favorable variance in the Brazilian Real of approximately $9 million. Also included in total other comprehensive loss for the 2016 period is income of $6.6 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2015 period, other comprehensive income from foreign currency translation adjustments was $56.2 million, mainly as a result of favorable movements in the European Union Euro of approximately $60 million. Also included in total other comprehensive income for the 2015 period is a loss of ($10.9) million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium and Advanced Materials, which includes PCS, (2) Bromine Specialties and (3) Refining Solutions.
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
The Company’s chief operating decision maker uses earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items such as acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), in a balanced manner and on a segment basis to assess the ongoing performance of the Company’s business segments and to allocate resources. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended June 30,				Percentage Change
	2016	%	2015	%	2016 vs. 2015
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$233,353	34.9%	$213,003	29.7%	10%
Bromine Specialties	206,863	30.9%	223,959	31.2%	(8)%
Refining Solutions	178,012	26.6%	164,573	22.9%	8%
All Other	50,626	7.6%	113,404	15.8%	(55)%
Corporate	473	—%	3,351	0.4%	(86)%
Total net sales	$669,327	100.0%	$718,290	100.0%	(7)%

Adjusted EBITDA:
Lithium and Advanced Materials	$82,668	43.4%	$79,985	44.1%	3%
Bromine Specialties	66,562	34.9%	68,697	37.9%	(3)%
Refining Solutions	61,586	32.3%	48,200	26.6%	28%
All Other	876	0.5%	9,714	5.3%	(91)%
Corporate	(21,221)	(11.1)%	(25,238)	(13.9)%	(16)%
Total adjusted EBITDA	$190,471	100.0%	$181,358	100.0%	5%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2016
Adjusted EBITDA	$82,668	$66,562	$61,586	$210,816	$876	$(21,221)	$190,471
Depreciation and amortization	(25,788)	(9,815)	(9,114)	(44,717)	(3,353)	(1,635)	(49,705)
Gain on sales of businesses(a)	—	—	—	—	974	—	974
Acquisition and integration related costs(b)	—	—	—	—	—	(19,030)	(19,030)
Interest and financing expenses	—	—	—	—	—	(15,800)	(15,800)
Income tax expense	—	—	—	—	—	(23,656)	(23,656)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(398,340)	(398,340)
Non-operating pension and OPEB items	—	—	—	—	—	265	265
Net income (loss) attributable to Albemarle Corporation	$56,880	$56,747	$52,472	$166,099	$(1,503)	$(479,417)	$(314,821)
Three months ended June 30, 2015
Adjusted EBITDA	$79,985	$68,697	$48,200	$196,882	$9,714	$(25,238)	$181,358
Depreciation and amortization	(23,632)	(8,211)	(8,483)	(40,326)	(5,724)	(2,322)	(48,372)
Utilization of inventory markup(c)	(33,823)	—	—	(33,823)	(378)	—	(34,201)
Acquisition and integration related costs(b)	—	—	—	—	—	(22,832)	(22,832)
Interest and financing expenses	—	—	—	—	—	(20,599)	(20,599)
Income tax expense	—	—	—	—	—	(14,851)	(14,851)
Income from discontinued operations (net of tax)	—	—	—	—	—	10,122	10,122
Non-operating pension and OPEB items	—	—	—	—	—	1,522	1,522
Net income (loss) attributable to Albemarle Corporation	$22,530	$60,486	$39,717	$122,733	$3,612	$(74,198)	$52,147

(a)	See “Gain on Sales of Businesses” on page 32 for a description of these items.

(b)	See “Acquisition and Integration Related Costs” on page 32 for a description of these costs.

(c)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103.4 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month period ended June 30, 2015, $24.2 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $10.0 million, related to the utilization of the inventory markup.

Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the three-month period ended June 30, 2016 were $233.4 million, up $20.4 million, or 10%, in comparison to the same period in 2015. The increase was primarily driven by $24.5 million of favorable Lithium sales volumes due to market demand, $4.2 million of favorable Lithium price impacts, and $2.3 million of favorable currency translation impacts, offset partly by $10.5 million of unfavorable PCS volume and price impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 3%, or $2.7 million, to $82.7 million for the three-month period ended June 30, 2016, compared to the same period in 2015, primarily due to higher overall sales volumes, favorable pricing and $1.3 million of favorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended June 30, 2016 were $206.9 million, down $17.1 million, or 8%, in comparison to the same period in 2015. The decrease was driven mainly by $16.7 million of lower sales volumes and $1.5 million unfavorable price impacts offset partly by $0.9 million of favorable impacts from currency translation. The lower sales volumes were due to lower sales volumes of Methyl Bromide partially offset by higher sales volumes of other Bromine products. Adjusted EBITDA for Bromine Specialties was down 3%, or $2.1 million, to $66.6 million for the three-month period ended June 30, 2016, compared to the same period in 2015, primarily due to lower overall sales volumes and unfavorable price impacts offset partly by lower variable and fixed costs and $0.8 million of favorable impacts from currency translation.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended June 30, 2016 were $178.0 million, an increase of $13.4 million, or 8%, compared to the three-month period ended June 30, 2015. This increase was primarily due to $6.9 million and $5.2 million of higher Heavy Oil Upgrading and Clean Fuels Technology volumes, respectively, due to market conditions as well as $0.5 million of favorable currency exchange impacts. Refining Solutions adjusted EBITDA increased 28%, or $13.4 million, to $61.6 million for the three-month period ended June 30, 2016 in comparison to the corresponding period of 2015. This increase was due primarily to higher overall sales volumes and $3.3 million of lower variable and fixed costs.
All Other
On January 4, 2016, we closed the sale of the metal sulfides business, and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales and adjusted EBITDA for the second quarter of 2016 as compared to the prior year period by $66.8 million and $9.4 million, respectively.

All Other net sales for the three-month period ended June 30, 2016 were $50.6 million, a decrease of $62.8 million, or 55%, compared to the three-month period ended June 30, 2015. Excluding the impact of the divested businesses noted above, All Other net sales increased by $4.0 million due to higher sales volumes from the fine chemistry services business. All Other adjusted EBITDA was down 91%, or $8.8 million, for the three-month period ended June 30, 2016 in comparison to the corresponding period of 2015. Excluding the impact of the divested businesses noted above, All Other adjusted EBITDA increased by $0.6 million due to higher overall sales volumes from the fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a loss of $21.2 million for the three-month period ended June 30, 2016, compared to a loss of $25.2 million for the corresponding period of 2015. The change was primarily due to realized synergies from the acquisition of Rockwood, partially offset by $3.9 million of unfavorable currency exchange impacts.

Six Months 2016 Compared to Six Months 2015

Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2016	2015	2016 vs. 2015
	(In thousands, except percentages and per share amounts)
NET SALES	$1,326,538	$1,410,603	(6)%
Cost of goods sold	835,900	1,007,188	(17)%
GROSS PROFIT	490,638	403,415	22%
GROSS PROFIT MARGIN	37.0%	28.6%
Selling, general and administrative expenses	168,686	171,660	(2)%
Research and development expenses	40,372	45,421	(11)%
Gain on sales of businesses, net	(122,298)	—	*
Acquisition and integration related costs	37,588	80,657	(53)%
OPERATING PROFIT	366,290	105,677	247%
OPERATING PROFIT MARGIN	27.6%	7.5%
Interest and financing expenses	(30,914)	(42,899)	(28)%
Other (expenses) income, net	(2,250)	50,110	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	333,126	112,888	195%
Income tax expense	49,141	28,636	72%
Effective tax rate	14.8%	25.4%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	283,985	84,252	237%
Equity in net income of unconsolidated investments (net of tax)	29,837	14,219	110%
NET INCOME FROM CONTINUING OPERATIONS	313,822	98,471	219%
(Loss) income from discontinued operations (net of tax)	(381,028)	8,024	*
NET (LOSS) INCOME	(67,206)	106,495	*
Net income attributable to noncontrolling interests	(19,429)	(11,233)	73%
NET (LOSS) INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$(86,635)	$95,262	*
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	23.7%	7.0%
Basic earnings (loss) per share:
Continuing operations	$2.62	$0.79	232%
Discontinued operations	(3.39)	0.07	*
	$(0.77)	$0.86	*
Diluted earnings (loss) per share:
Continuing operations	$2.61	$0.79	230%
Discontinued operations	(3.38)	0.07	*
	$(0.77)	$0.86	*
*Percentage calculation is not meaningful.

Net Sales
For the six-month period ended June 30, 2016, we recorded net sales of $1.3 billion, a decrease of $84.1 million, or 6%, compared to net sales of $1.4 billion for the six-month period ended June 30, 2015. On January 4, 2016, we closed the sale of the metal sulfides business and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales by $121.1 million as compared to the six-month period ended June 30, 2015. Excluding the impact of the divested businesses noted above, net sales increased by $37.0 million due to $36.6 million of higher volumes due to market demand, and $4.7 million of favorable price impacts partially offset by $4.3 million of unfavorable currency exchange impacts.
Gross Profit
For the six-month period ended June 30, 2016, our gross profit increased $87.2 million, or 22%, from the corresponding 2015 period. Gross profit includes charges of $47.6 million in the six-month period ended June 30, 2015 for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition of Rockwood. Excluding these charges, gross profit increased by $39.6 million, or 8.8%, due primarily to higher overall sales volumes, favorable pricing impacts, and $23.0 million in lower variable and fixed costs. Overall, these factors contributed to a higher gross profit margin for the six-month period ended June 30, 2016 of 37.0%, up from 28.6% in the corresponding period in 2015. Excluding the inventory markup charges, gross profit margin was 37.0% for the six-month period ended June 30, 2016 as compared to 32.0% in the corresponding period in 2015.
Selling, General and Administrative Expenses
For the six-month period ended June 30, 2016, our SG&A expenses decreased $3.0 million, or 2%, from the six-month period ended June 30, 2015. The decrease is primarily due to a reduction in SG&A costs associated with the divested businesses of approximately $5.0 million as well as a $1.5 million decrease in non-operating pension and OPEB gains. As a percentage of net sales, SG&A expenses were 12.7% for the six-month period ended June 30, 2016, compared to 12.2% for the corresponding period in 2015. Excluding non-operating gains on pension and OPEB plans, SG&A expenses were 12.2% of net sales for the six-month period ended June 30, 2016, compared to 12.3% for the corresponding period in 2015.
Research and Development
For the six-month period ended June 30, 2016, our R&D expenses decreased $5.0 million, or 11%, from the six-month period ended June 30, 2015. As a percentage of net sales, R&D expenses were 3.0% and 3.2% for the six-month periods ended June 30, 2016 and 2015, respectively.
Gain on Sales of Businesses, Net
The six-month period ended June 30, 2016 includes gains before income taxes of $11.5 million and $112.3 million related to the sale of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business, respectively, which closed in the first quarter of 2016. In addition, Gain on sales of businesses, net, for the six-month period ended June 30, 2016 includes a loss of $1.5 million on the sale of our wafer reclaim business.
Acquisition and Integration Related Costs
The six-month period ended June 30, 2016 includes $36.1 million of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $1.5 million of costs in connection with other significant projects. The six-month period ended June 30, 2015 includes $75.7 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $5.0 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the six-month period ended June 30, 2016 decreased $12.0 million to $30.9 million from the corresponding 2015 period, due mainly to lower debt levels as well as the favorable impact of the refinancing of the senior notes assumed from Rockwood that was completed on October 15, 2015.
Other (Expenses) Income, Net
Other (expenses) income, net, for the six-month period ended June 30, 2016 was ($2.3) million versus $50.1 million for the corresponding 2015 period. The change was primarily due to $53.0 million of favorable foreign currency translation gains in 2015 related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.

Income Tax Expense
The effective income tax rate for the first six months of 2016 was 14.8% compared to 25.4% for the first six months of 2015. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the six-month period ended June 30, 2016 compared to the same period in 2015 is primarily driven by income of $122.3 million from the sales of the businesses with associated tax expense of only $6.7 million. Our effective income tax rate in the 2015 period was also impacted by $2.2 million of discrete tax expense items, net, related mainly to U.S. tax provision to return adjustments and the release of uncertain tax positions associated with lapses in statutes of limitations.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $29.8 million for the six-month period ended June 30, 2016 compared to $14.2 million in the same period last year. Equity in net income of unconsolidated investments for the six-month period ended June 30, 2015 includes a $17.9 million charge for utilization of fair value adjustments to inventories in connection with the Rockwood acquisition. Excluding this charge, equity in net income of unconsolidated investments decreased by $2.3 million primarily due to the sale of our ownership interest in Magnifin Magnesiaprodukte GmbH during the six-month period ended June 30, 2016. This was partially offset by higher equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to higher sales volumes.
(Loss) income from Discontinued Operations
(Loss) income from discontinued operations, after income taxes, was ($381.0) million for the six-month period ended June 30, 2016 compared to $8.0 million in the same period last year. The change was primarily due to a non-recurring, non-cash tax charge of $416.7 million related to the change in the Company’s assertion over book and tax basis differences for certain entities included in the sale of the Chemetall Surface Treatment business, partially offset by higher earnings and lower interest expense.
Net Income Attributable to Noncontrolling Interests
For the six-month period ended June 30, 2016, net income attributable to noncontrolling interests was $19.4 million compared to $11.2 million in the same period last year. This increase of $8.2 million was due primarily to changes in consolidated income related to our Jordanian joint venture from higher sales volumes.
Net (Loss) Income Attributable to Albemarle Corporation
Net (loss) income attributable to Albemarle Corporation decreased to ($86.6) million in the six-month period ended June 30, 2016, from $95.3 million in the six-month period ended June 30, 2015. The six-month period ended June 30, 2015 includes a $65.4 million charge for utilization of fair value adjustments to inventories and the current year includes a non-recurring, non-cash tax charge of $416.7 million related to the decision sell the Chemetall Surface Treatment business and a $122.3 million gain on sales of businesses. Excluding these items, net income attributable to Albemarle increased by $47.1 million. The increase was primarily due to higher gross profit associated with stronger business results, a reduction in acquisition and integration costs, lower interest associated with lower debt levels and the favorable impact of the refinancing that was completed on October 15, 2015, and a lower overall effective tax rate, partially offset by $53.0 million of favorable foreign currency translation gains in 2015 related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency.
Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $46.3 million for the six-month period ended June 30, 2016 compared to ($254.1) million for the corresponding period in 2015. The majority of these amounts were the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $47.7 million, mainly as a result of favorable movements in the in the European Union Euro of approximately $47 million and the Brazilian Real of approximately $8 million, partially offset by an unfavorable variance in the British Pound Sterling of approximately $6 million. Also included in total other comprehensive income for the 2016 period is a loss of $2.9 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2015 period, other comprehensive loss from foreign currency translation adjustments was $298.3 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $251 million, the British Pound Sterling of approximately $24 million, and the Brazilian Real of approximately $13 million. Also included in total other comprehensive loss for the 2015 period is income of $43.1 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations.

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
The Company’s chief operating decision maker uses earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items such as acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), in a balanced manner and on a segment basis to assess the ongoing performance of the Company’s business segments and to allocate resources. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Six Months Ended June 30,				Percentage Change
	2016	%	2015	%	2016 vs. 2015
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$449,526	33.9%	$411,777	29.2%	9%
Bromine Specialties	403,416	30.4%	413,551	29.3%	(2)%
Refining Solutions	348,591	26.3%	343,739	24.4%	1%
All Other	122,715	9.3%	235,773	16.7%	(48)%
Corporate	2,290	0.1%	5,763	0.4%	(60)%
Total net sales	$1,326,538	100.0%	$1,410,603	100.0%	(6)%

Adjusted EBITDA:
Lithium and Advanced Materials	$169,142	44.3%	$157,580	39.4%	7%
Bromine Specialties	128,170	33.5%	121,630	30.3%	5%
Refining Solutions	116,660	30.5%	90,393	22.5%	29%
All Other	9,340	2.4%	23,278	5.8%	(60)%
Corporate	(40,808)	(10.7)%	7,977	2.0%	*
Total adjusted EBITDA	$382,504	100.0%	$400,858	100.0%	(5)%
*Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six months ended June 30, 2016
Adjusted EBITDA	$169,142	$128,170	$116,660	$413,972	$9,340	$(40,808)	$382,504
Depreciation and amortization	(48,935)	(19,570)	(17,874)	(86,379)	(3,965)	(2,970)	(93,314)
Gain (loss) on sales of businesses, net(a)	—	—	—	—	123,831	(1,533)	122,298
Acquisition and integration related costs(b)	—	—	—	—	—	(37,588)	(37,588)
Interest and financing expenses	—	—	—	—	—	(30,914)	(30,914)
Income tax expense	—	—	—	—	—	(49,141)	(49,141)
Loss from discontinued operations (net of tax)	—	—	—	—	—	(381,028)	(381,028)
Non-operating pension and OPEB items	—	—	—	—	—	548	548
Net income (loss) attributable to Albemarle Corporation	$120,207	$108,600	$98,786	$327,593	$129,206	$(543,434)	$(86,635)
Six months ended June 30, 2015
Adjusted EBITDA	$157,580	$121,630	$90,393	$369,603	$23,278	$7,977	$400,858
Depreciation and amortization	(45,454)	(16,672)	(16,593)	(78,719)	(11,222)	(4,221)	(94,162)
Utilization of inventory markup(c)	(62,405)	—	—	(62,405)	(3,029)	—	(65,434)
Acquisition and integration related costs(b)	—	—	—	—	—	(80,657)	(80,657)
Interest and financing expenses	—	—	—	—	—	(42,899)	(42,899)
Income tax expense	—	—	—	—	—	(28,636)	(28,636)
Income from discontinued operations (net of tax)	—	—	—	—	—	8,024	8,024
Non-operating pension and OPEB items	—	—	—	—	—	2,609	2,609
Other(d)	—	—	—	—	—	(4,441)	(4,441)
Net income (loss) attributable to Albemarle Corporation	$49,721	$104,958	$73,800	$228,479	$9,027	$(142,244)	$95,262

(a)	See “Gain on Sales of Businesses, Net” on page 38 for a description of these items.

(b)	See “Acquisition and Integration Related Costs” on page 38 for a description of these costs.

(c)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103.4 million. The inventory markup was expensed over the estimated remaining selling period. For the six-month period ended June 30, 2015, $47.5 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $17.9 million, related to the utilization of the inventory markup.

(d)	Financing-related fees expensed in connection with the acquisition of Rockwood.

Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the six-month period ended June 30, 2016 were $449.5 million, up $37.7 million, or 9%, in comparison to the same period in 2015. The increase was primarily driven by $44.3 million of favorable Lithium sales volumes due to market demand and $10.2 million of favorable Lithium price impacts, offset partly by $15.0 million of unfavorable PCS volume and price impacts and $1.7 million of unfavorable currency translation impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 7%, or $11.6 million, to $169.1 million for the six-month period ended June 30, 2016, compared to the same period in 2015, primarily due to higher overall sales volumes and favorable price impacts.
Bromine Specialties
Bromine Specialties segment net sales for the six-month period ended June 30, 2016 were $403.4 million, down $10.1 million, or 2%, in comparison to the same period in 2015. The decrease was driven mainly by $12.5 million of lower sales volumes partly offset by $2.9 million favorable price impacts. The lower sales volumes were due to lower sales volumes of

Methyl Bromide partially offset by higher sales volumes of other Bromine products. Adjusted EBITDA for Bromine Specialties was up 5%, or $6.5 million, to $128.2 million for the six-month period ended June 30, 2016, compared to the same period in 2015, primarily due to lower variable and fixed costs and favorable price impacts partly offset by lower overall sales volumes.
Refining Solutions
Refining Solutions segment net sales for the six-month period ended June 30, 2016 were $348.6 million, an increase of $4.9 million, or 1%, compared to the six-month period ended June 30, 2015. This increase was primarily due to $19.3 million of higher Heavy Oil Upgrading volumes due to continued strong demand partly offset by $11.0 million of lower Clean Fuels Technology volumes due to market conditions and $3.7 million unfavorable Heavy Oil Upgrading and Clean Fuels Technology price impacts due to product and customer mix. Refining Solutions adjusted EBITDA increased 29%, or $26.3 million, to $116.7 million for the six-month period ended June 30, 2016 in comparison to the corresponding period of 2015. This increase was due primarily to $13.9 million of lower variable and fixed costs and higher Heavy Oil Upgrading volumes, partially offset by lower Clean Fuels Technology sales volumes and unfavorable price impacts for both Heavy Oil Upgrading and Clean Fuels Technology.
All Other
On January 4, 2016, we closed the sale of the metal sulfides business, and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales and adjusted EBITDA for the six-month period ended June 30, 2016 as compared to the prior year period by $121.1 million and $17.7 million, respectively.

All Other net sales for the six-month period ended June 30, 2016 were $122.7 million, a decrease of $113.1 million, or 48%, compared to the six-month period ended June 30, 2015. Excluding the impact of the divested businesses noted above, All Other net sales increased by $8.0 million due to higher sales volumes from the fine chemistry services business. All Other adjusted EBITDA was down 60%, or $13.9 million, for the six-month period ended June 30, 2016 in comparison to the corresponding period of 2015. Excluding the impact of the divested businesses noted above, All Other adjusted EBITDA increased by $3.7 million due to higher overall sales volumes and lower raw material costs from the fine chemistry services business.
Corporate
Corporate adjusted EBTIDA was a loss of $40.8 million for the six-month period ended June 30, 2016, compared to income of $8.0 million for the corresponding period of 2015. The change was primarily due to $53.0 million of foreign currency translation gains in 2015.
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
We are continually focused on working capital efficiency particularly in the areas of accounts receivable and inventory. We anticipate that cash on hand, cash provided by operating activities, divestitures and long-term borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and other investing activities, fund pension contributions and pay dividends for the foreseeable future.
Cash Flow
During the first six months of 2016, cash on hand, cash provided by operations, net borrowings of $67.9 million and $310.6 million of net proceeds from divestitures funded $382.2 million of debt repayments, $99.5 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $66.8 million. Our operations provided $252.5 million of cash flows during the first six months of 2016, as compared to $133.2 million for the first six months of 2015. Overall, our cash and cash equivalents decreased by approximately $20.1 million to $193.7 million at June 30, 2016, down from $213.7 million at December 31, 2015.
Net current assets were $368.7 million and $214.3 million at June 30, 2016 and December 31, 2015, respectively, with the increase being largely due to the reduction in the current portion of long-term debt using proceeds from divestitures completed in the first quarter of 2016. Included in net current assets at June 30, 2016 and December 31, 2015 is $110.7 million and $312.3 million, respectively, of assets held for sale, net of related liabilities. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the six-month period ended June 30, 2016 of $99.5 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $230 million in 2016 for capacity increases, cost reduction and continuity of operations projects.
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE for proceeds of approximately $3.2 billion in cash, subject to adjustment with respect to certain pension liabilities, cash, working capital and indebtedness. We intend to use the proceeds to significantly reduce leverage, invest heavily in growth in remaining businesses and return capital to shareholders. In connection with this agreement to sell the Chemetall Surface Treatment business, we have recorded a deferred tax liability of $416.7 million related to the outside basis difference of the investment in this business. The sale is expected to close in the fourth quarter of 2016, at which time, any difference between the sales price and the proportionate carrying value of the interests being sold would be recognized and will become a cash liability.
On February 26, 2016, we increased our quarterly dividend rate to $0.305 per share, a 5% increase from the quarterly rate of $0.29 per share paid in 2015.
At June 30, 2016 and December 31, 2015, our cash and cash equivalents included $191.7 million and $200.7 million, respectively, held by our foreign subsidiaries. For our continuing operations, the majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. As a result of the agreement to sell the Chemetall Surface Treatment business, our assertion of indefinite reinvestment of the earnings of the foreign Chemetall Surface Treatment businesses changed, and resulted in a discrete non-cash charge of $35.2 million in the second quarter of 2016. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2016 and 2015, we repatriated approximately $5.3 million and $134.6 million of cash, respectively, as part of these foreign cash repatriation activities.
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
The Company entered into a new term loan agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders on September 14, 2015 (the “September 2015 Term Loan Agreement”). The September 2015 Term Loan Agreement provided for borrowings under a 364-day term loan facility (the “364-Day Facility”) and a five-year term loan facility (the “Five-Year Facility”). During the six-month period ended June 30, 2016, we repaid the 364-Day Facility in full and we repaid $81 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sale of the Company’s metal sulfides business and the sale of the Company’s minerals-based flame retardants and specialty chemicals business, both of which closed in the first quarter of 2016. As of June 30, 2016, the aggregate amount outstanding under the Five-Year Facility was $869.0 million, excluding unamortized debt issuance costs. Borrowings under the facilities bear interest equal to, at the option of the Company: (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of June 30, 2016, the interest rate on the Five-Year Facility was LIBOR plus 1.375%.
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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of June 30, 2016. There were no borrowings outstanding under the February 2014 Credit Agreement as of June 30, 2016.
Borrowings under the February 2014 Credit Agreement are conditioned upon compliance with the following covenants: (a) consolidated funded debt, as defined in the agreement, must be less than or equal to 3.50 times consolidated EBITDA, as defined in the agreement, which reflects adjustments for certain non-recurring or unusual items such as acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges and other significant non-recurring items (herein “consolidated adjusted EBITDA” or “adjusted EBITDA”) as of the end of any fiscal quarter; (b) with the exception of certain liens as specified in the agreement, liens may not attach to assets when the aggregate amount of all indebtedness secured by such liens plus unsecured subsidiary indebtedness, other than indebtedness incurred by our subsidiaries under the February 2014 Credit Agreement, would exceed 20% of consolidated net worth, as defined in the agreement; and (c) with the exception of certain indebtedness as specified in the agreement, subsidiary indebtedness may not exceed the difference between 20% of consolidated net worth, as defined in the agreement, and indebtedness secured by liens permitted under the agreement. On August 15, 2014, certain amendments were made to the February 2014 Credit Agreement which includes, among other things, an increase in the maximum leverage ratio (as described above) from 3.50 to 4.50 for the first four quarters following the completion of the acquisition of Rockwood, stepping down by 0.25 on a quarterly basis thereafter until reaching 3.50.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At June 30, 2016, we had $477.2 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.34% and a weighted-average maturity of 21 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at June 30, 2016 and December 31, 2015.
The non-current portion of our long-term debt was $3.0 billion at June 30, 2016 and $3.1 billion at December 31, 2015. In addition, at June 30, 2016, we had the ability to borrow $522.8 million under our commercial paper program and the February 2014 Credit Agreement, and $218.0 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2016, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $54.1 million at June 30, 2016. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2016 contributions to our domestic and foreign qualified and nonqualified pension plans from continuing and discontinued operations, including our SERP, should approximate $16.6 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $7.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2016.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $98.6 million at June 30, 2016 and $101.7 million at December 31, 2015. Related assets for corresponding offsetting benefits recorded in Other assets totaled $50.0 million at June 30, 2016 and $50.9 million at December 31, 2015. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2016 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand, cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be deleveraging to restore our borrowings to more normal levels, capital expenditures for business growth and capturing synergies related to the integration of Rockwood. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
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
We had cash and cash equivalents totaling $193.7 million as of June 30, 2016, of which $191.7 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
We had variable interest rate borrowings of $1.4 billion outstanding at June 30, 2016, bearing a weighted average interest rate of 1.61% and representing approximately 40% of our total outstanding debt. A hypothetical 10% change (approximately 16 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.2 million as of June 30, 2016. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $452.9 million and with a fair value representing a net liability position of approximately $0.3 million at June 30, 2016. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2016, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $28.8 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $27.4 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2016, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

2.1	Share Purchase Agreement, dated as of June 17, 2016, between Albemarle Corporation and BASF SE

10.1	First Amendment to the Albemarle Corporation Stock Compensation and Deferral Election Plan

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of (Loss) Income for the three months and six months ended June 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months and six months ended June 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 5, 2016	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Senior Vice President and Chief Financial Officer
(principal financial officer)