Form 10-Q
period 2016-09-30
ALBEMARLE CORP
filed 2016-11-08
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2016: 112,475,939

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$654,010	$693,216	$1,980,548	$2,103,819
Cost of goods sold	415,038	474,171	1,250,938	1,481,359
Gross profit	238,972	219,045	729,610	622,460
Selling, general and administrative expenses	86,302	81,012	254,988	252,672
Research and development expenses	21,012	21,903	61,384	67,324
Restructuring and other, net	—	(6,804)	—	(6,804)
Gain on sales of businesses, net	—	—	(122,298)	—
Acquisition and integration related costs	6,749	36,514	44,337	117,171
Operating profit	124,909	86,420	491,199	192,097
Interest and financing expenses	(15,946)	(19,294)	(46,860)	(62,193)
Other income, net	2,990	124	740	50,234
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	111,953	67,250	445,079	180,138
Income tax expense	12,394	13,144	61,535	41,780
Income from continuing operations before equity in net income of unconsolidated investments	99,559	54,106	383,544	138,358
Equity in net income of unconsolidated investments (net of tax)	14,953	5,736	44,790	19,955
Net income from continuing operations	114,512	59,842	428,334	158,313
Income (loss) from discontinued operations (net of tax)	23,185	11,030	(357,843)	19,074
Net income	137,697	70,872	70,491	177,387
Net income attributable to noncontrolling interests	(9,477)	(5,480)	(28,906)	(16,733)
Net income attributable to Albemarle Corporation	$128,220	$65,392	$41,585	$160,654
Basic earnings (loss) per share:
Continuing operations	$0.93	$0.48	$3.56	$1.28
Discontinued operations	0.21	0.10	(3.19)	0.17
	$1.14	$0.58	$0.37	$1.45
Diluted earnings (loss) per share:
Continuing operations	$0.93	$0.48	$3.53	$1.27
Discontinued operations	0.20	0.10	(3.16)	0.17
	$1.13	$0.58	$0.37	$1.44
Weighted-average common shares outstanding – basic	112,429	112,202	112,343	110,840
Weighted-average common shares outstanding – diluted	113,448	112,544	113,131	111,205
Cash dividends declared per share of common stock	$0.305	$0.29	$0.915	$0.87
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$137,697	$70,872	$70,491	$177,387
Other comprehensive income (loss), net of tax:
Foreign currency translation	47,712	(67,526)	95,425	(365,843)
Pension and postretirement benefits	206	2	626	6
Net investment hedge	(7,395)	(3,407)	(10,312)	39,709
Interest rate swap	525	527	1,576	1,580
Total other comprehensive income (loss), net of tax	41,048	(70,404)	87,315	(324,548)
Comprehensive income (loss)	178,745	468	157,806	(147,161)
Comprehensive income attributable to noncontrolling interests	(9,500)	(5,083)	(29,364)	(16,185)
Comprehensive income (loss) attributable to Albemarle Corporation	$169,245	$(4,615)	$128,442	$(163,346)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$233,599	$213,734
Trade accounts receivable, less allowance for doubtful accounts (2016 – $14,078; 2015 – $3,390)	441,266	397,912
Other accounts receivable	50,250	74,989
Inventories	504,984	439,513
Other current assets	72,027	62,922
Assets held for sale	255,577	641,932
Total current assets	1,557,703	1,831,002
Property, plant and equipment, at cost	3,890,254	3,700,472
Less accumulated depreciation and amortization	1,545,287	1,379,377
Net property, plant and equipment	2,344,967	2,321,095
Investments	468,765	435,584
Noncurrent assets held for sale	2,975,016	2,971,455
Other assets	185,943	194,398
Goodwill	1,484,182	1,460,552
Other intangibles, net of amortization	380,368	383,868
Total assets	$9,396,944	$9,597,954
Liabilities And Equity
Current liabilities:
Accounts payable	$241,511	$239,572
Accrued expenses	240,652	313,259
Current portion of long-term debt	400,892	674,994
Dividends payable	34,077	32,306
Liabilities held for sale	135,735	329,598
Income taxes payable	23,967	26,956
Total current liabilities	1,076,834	1,616,685
Long-term debt	3,048,440	3,142,163
Postretirement benefits	49,157	49,647
Pension benefits	292,853	299,983
Noncurrent liabilities held for sale	466,687	464,207
Other noncurrent liabilities	228,270	239,104
Deferred income taxes	783,270	384,852
Commitments and contingencies (Note 11)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 112,466 in 2016 and 112,219 in 2015	1,124	1,122
Additional paid-in capital	2,078,169	2,059,151
Accumulated other comprehensive loss	(334,431)	(421,288)
Retained earnings	1,554,160	1,615,407
Total Albemarle Corporation shareholders’ equity	3,299,022	3,254,392
Noncontrolling interests	152,411	146,921
Total equity	3,451,433	3,401,313
Total liabilities and equity	$9,396,944	$9,597,954
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net income					41,585	41,585	28,906	70,491
Other comprehensive income				86,857		86,857	458	87,315
Cash dividends declared					(102,832)	(102,832)	(23,874)	(126,706)
Stock-based compensation and other			12,882			12,882		12,882
Exercise of stock options	162,438	1	6,778			6,779		6,779
Tax benefit related to stock plans			1,369			1,369		1,369
Issuance of common stock, net	120,160	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(35,701)	—	(2,010)			(2,010)		(2,010)
Balance at September 30, 2016	112,466,248	$1,124	$2,078,169	$(334,431)	$1,554,160	$3,299,022	$152,411	$3,451,433

Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					160,654	160,654	16,733	177,387
Other comprehensive loss				(324,000)		(324,000)	(548)	(324,548)
Cash dividends declared					(97,607)	(97,607)	(23,195)	(120,802)
Stock-based compensation and other			10,473			10,473		10,473
Exercise of stock options	10,500	—	342			342		342
Tax deficiency related to stock plans			(170)			(170)		(170)
Issuance of common stock, net	69,166	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550	3,022	2,039,572
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Shares withheld for withholding taxes associated with common stock issuances	(21,276)	—	(1,218)			(1,218)		(1,218)
Balance at September 30, 2015	112,201,978	$1,122	$2,056,082	$(386,413)	$1,473,698	$3,144,489	$130,025	$3,274,514
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash and cash equivalents at beginning of year	$213,734	$2,489,768
Cash flows from operating activities:
Net income	70,491	177,387
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	176,499	200,372
Gain associated with restructuring and other	—	(6,804)
Gain on sales of businesses, net	(122,298)	—
Stock-based compensation	13,818	11,171
Excess tax benefits realized from stock-based compensation arrangements	(1,679)	(59)
Equity in net income of unconsolidated investments (net of tax)	(46,224)	(22,236)
Dividends received from unconsolidated investments and nonmarketable securities	34,982	57,149
Pension and postretirement expense (benefit)	7,911	(232)
Pension and postretirement contributions	(13,649)	(16,673)
Unrealized gain on investments in marketable securities	(3,281)	(597)
Deferred income taxes	404,728	(53,593)
Working capital changes	(79,684)	14,823
Other, net	10,821	(43,805)
Net cash provided by operating activities	452,435	316,903
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	—	(2,051,645)
Other acquisitions, net of cash acquired	—	(48,845)
Cash payments related to acquisitions and other	(81,988)	—
Capital expenditures	(141,301)	(164,568)
Decrease in restricted cash	—	57,550
Cash proceeds from divestitures, net	310,599	6,133
Return of capital from unconsolidated investment	—	98,000
Sales of marketable securities, net	822	1,265
Repayments from joint ventures	—	2,156
Net cash provided by (used in) investing activities	88,132	(2,099,954)
Cash flows from financing activities:
Repayments of long-term debt	(382,730)	(1,332,293)
Proceeds from borrowings of long-term debt	—	1,000,000
Repayments of other borrowings, net	(9,026)	(16,854)
Dividends paid to shareholders	(101,061)	(86,770)
Dividends paid to noncontrolling interests	(23,873)	(23,195)
Proceeds from exercise of stock options	6,779	342
Excess tax benefits realized from stock-based compensation arrangements	1,679	59
Withholding taxes paid on stock-based compensation award distributions	(2,008)	(1,218)
Debt financing costs	—	(4,186)
Other	—	(3,882)
Net cash used in financing activities	(510,240)	(467,997)
Net effect of foreign exchange on cash and cash equivalents	(10,462)	(4,230)
Increase (decrease) in cash and cash equivalents	19,865	(2,255,278)
Cash and cash equivalents at end of period	$233,599	$234,490
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015, our consolidated statements of income and consolidated statements of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2016 and 2015 and our consolidated statements of changes in equity and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and 2015. Other comprehensive income for the three-month period ended September 30, 2016 includes an adjustment of $12.5 million to reduce the Foreign currency translation on the Company’s investment in the Windfield Holdings Pty Ltd joint venture related to the three month period ended March 31, 2016. There is no impact to the results for the nine-month period ended September 30, 2016. The Company does not believe this adjustment is material to the condensed consolidated financial statements for the three-month periods ended March 31, 2016 or September 30, 2016. All other adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016. The December 31, 2015 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
On June 17, 2016, the Company signed a definitive agreement to sell its Chemetall® Surface Treatment business to BASF SE. In the second quarter of 2016, the Company began accounting for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for all periods presented. Related assets and liabilities are classified as held for sale for all periods presented in accordance with accounting standards for reporting discontinued operations. See Note 3, “Divestitures,” for additional information.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The allocation of the Rockwood purchase price was finalized in the first quarter of 2016. The following table summarizes the allocation of the purchase price paid and the amounts of assets acquired and liabilities assumed for the Rockwood acquisition based upon estimated fair values at the date of acquisition (in thousands):

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
Significant changes to the purchase price allocation since our initial preliminary estimates reported in the first quarter of 2015 were primarily related to decreases in the estimated fair values of certain current assets, property, plant and equipment, investments and intangible assets and increases in certain other noncurrent liabilities and noncontrolling interests, which resulted in an increase to recognized goodwill of approximately $193.8 million. This increase to recognized goodwill includes approximately $1.5 million that was recognized during the nine-month period ended September 30, 2016 based on changes to intangible assets, property, plant and equipment and deferred taxes.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined companies and the overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition is not amortizable or deductible for tax purposes.
Included in Acquisition and integration related costs on our consolidated statements of income for the three-month and nine-month periods ended September 30, 2016 is $6.3 million and $42.4 million, respectively, of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services fees, costs to achieve synergies, relocation costs, and other integration costs) and $0.4 million and $1.9 million, respectively, of costs in connection with other significant projects. The consolidated statements of income for the three-month and nine-month periods ended September 30, 2015 include

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

$35.5 million and $111.2 million, respectively, of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.0 million and $6.0 million, respectively, of costs in connection with other significant projects.
The weighted-average amortization periods for the intangible assets acquired are 20 years for patents and technology, 20 years for trade names and trademarks and 24 years for customer lists and relationships. The weighted-average amortization period for all definite-lived intangible assets acquired is 23 years.
For the nine-month period ended September 30, 2016, Depreciation and amortization expense included in Cost of goods sold was reduced by approximately $0.2 million as a result of measurement-period adjustments related to previous reporting periods. In addition, Income (loss) from discontinued operations (net of tax) was reduced by approximately $4.1 million for the nine-month period ended September 30, 2016 as a result of measurement-period adjustments related to previous reporting periods.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the three-month and nine-month periods ended September 30, 2015 assume that the Merger occurred on January 1, 2015. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and income taxes. The pro forma amounts are also adjusted to exclude approximately $41.8 million and $120.5 million, respectively, of nonrecurring acquisition and integration related costs, and approximately $16.8 million and $102.3 million, respectively, of charges related to the utilization of the inventory markup as further described in Note 12, “Segment Information.” The pro forma results do not include adjustments related to cost savings or other synergies anticipated as a result of the Merger. In addition, the pro forma amounts are not adjusted to reflect the Chemetall Surface Treatment business as discontinued operations. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2015, nor are they necessarily indicative of future results of operations.

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
	(in thousands, except per share amounts)
Pro forma Net sales	$905,093	$2,754,312
Pro forma Net income	$111,211	$335,602
Pro forma Net income per share:
Basic	$0.99	$3.03
Diluted	$0.99	$3.02
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
The sale of the Chemetall Surface Treatment business, a separate reportable segment, qualifies for discontinued operations treatment because it represents a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, in the second quarter of 2016, the Company began accounting for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for all periods presented. Related assets and liabilities are classified as held for sale for all periods presented. As of the date this business qualified for discontinued

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

operations treatment, the Company stopped recording depreciation and amortization expense on assets of the Chemetall Surface Treatment business.
The major components of Income (loss) from discontinued operations (net of tax) for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$211,347	$211,877	$637,889	$617,163
Cost of goods sold	100,061	118,712	333,832	368,381
Operating expenses, net	70,604	66,280	203,052	187,536
Interest and financing expenses(a)	9,864	12,763	29,912	38,792
Other expenses (income), net	134	(656)	(1,636)	(3,011)
Income before income taxes	30,684	14,778	72,729	25,465
Income tax expense(b)	7,499	3,748	430,572	6,391
Income (loss) from discontinued operations (net of tax)	$23,185	$11,030	$(357,843)	$19,074

(a)
Interest and financing expenses included the allocation of interest expense not directly attributable to other operations as well as interest expense related to debt to be assumed by the buyer. The allocation of interest expense to discontinued operations was based on the ratio of net assets held for sale to the sum of total net assets plus consolidated debt.

(b)
Income tax expense for the nine-month period ended September 30, 2016 included a discrete non-cash charge of ($381.5) million due to a change in the Company’s assertion over book and tax basis differences related to a U.S. entity being sold. In addition, Income tax expense for the three-month and nine-month periods ended September 30, 2016 included discrete non-cash benefits (charges) of $5.4 million and ($29.8) million, respectively, related to a change in the Company’s assertion over reinvestment of foreign undistributed earnings. The associated liability of $411.3 million has been recorded in Deferred income taxes on the condensed consolidated balance sheets as of September 30, 2016. Upon completion of the sale, the buyer will not assume these outside basis differences, thus the liability is ultimately the responsibility of the Company, and as such, this amount is not recorded as a Liability held for sale. The sale is expected to close in the fourth quarter of 2016, at which time any difference between the sales price and the proportionate carrying value of the interests being sold would be recognized.

The carrying amounts of the major classes of assets and liabilities for the Chemetall Surface Treatment business classified as held for sale at September 30, 2016 and December 31, 2015, were as follows (in thousands):

	September 30,	December 31,
	2016	2015
Assets
Current assets	$255,577	$237,447
Net property, plant and equipment	164,860	163,643
Goodwill	1,456,214	1,433,259
Other intangibles, net of amortization	1,328,799	1,349,179
All other noncurrent assets	25,143	25,374
Assets held for sale	$3,230,593	$3,208,902
Liabilities
Current liabilities	$135,735	$200,892
Deferred income taxes	355,368	351,465
All other noncurrent liabilities	111,319	112,742
Liabilities held for sale	$602,422	$665,099

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Depreciation and amortization and capital expenditures from discontinued operations for the nine-month periods ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Depreciation and amortization	$35,194	$57,567
Capital expenditures	$15,525	$11,521
Other Assets Held for Sale
In 2015, we announced our intention to pursue strategic alternatives, including divestitures, related to certain businesses, including the minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides businesses. In the fourth quarter of 2015, we determined that the assets held for sale criteria were met for these businesses as well as a small group of assets at an idled site. As of the December 31, 2015 balance sheet date, the Company expected to complete the sales of the businesses included in assets and liabilities held for sale and therefore such amounts were classified as current. These businesses did not qualify for discontinued operations treatment because the Company’s management did not consider their sale or potential sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Also included in Gain on sales of businesses, net, for the nine-month period ended September 30, 2016 was a loss of $1.5 million on the sale of our wafer reclaim business.

NOTE 4—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2016 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	All Other	Total
Balance at December 31, 2015(a)(b)	$1,267,505	$20,319	$172,728	$—	$1,460,552
Acquisition of Rockwood(c)	(1,706)	—	—	—	(1,706)
Reclass from assets held for sale(d)	—	—	—	6,586	6,586
Foreign currency translation adjustments	14,169	—	4,581	—	18,750
Balance at September 30, 2016(b)	$1,279,968	$20,319	$177,309	$6,586	$1,484,182

(a)	The December 31, 2015 balances have been recast to reflect a change in segments. See Note 12, “Segment Information,” for further details.

(b)
As of September 30, 2016 and December 31, 2015, $1.5 billion of Goodwill was classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

(c)
Represents final purchase price adjustments for the Rockwood acquisition recorded in the nine-month period ended September 30, 2016. Excludes $3.2 million of final purchase price adjustments for businesses reported as discontinued operations.

(d)
Represents Goodwill of the fine chemistry services business, which was reported in Assets held for sale on the condensed consolidated balance sheets as of December 31, 2015. See Note 3, “Divestitures,” for additional information.

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2016 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2015	$398,725	$16,923	$40,144	$17,779	$473,571
Reclass from assets held for sale(b)	—	—	—	1,454	1,454
Foreign currency translation adjustments and other	11,720	170	(241)	155	11,804
Balance at September 30, 2016	$410,445	$17,093	$39,903	$19,388	$486,829
Accumulated Amortization
Balance at December 31, 2015	$(32,656)	$(8,086)	$(32,008)	$(16,953)	$(89,703)
Amortization	(13,489)	—	(434)	(327)	(14,250)
Reclass from assets held for sale(b)	—	—	—	(1,322)	(1,322)
Foreign currency translation adjustments and other	(731)	(61)	(245)	(149)	(1,186)
Balance at September 30, 2016	$(46,876)	$(8,147)	$(32,687)	$(18,751)	$(106,461)
Net Book Value at December 31, 2015(c)	$366,069	$8,837	$8,136	$826	$383,868
Net Book Value at September 30, 2016(c)	$363,569	$8,946	$7,216	$637	$380,368

(a)	Included in Trade Names and Trademarks were indefinite-lived intangible assets with a gross carrying amount of $8.8 million and $8.7 million at September 30, 2016 and December 31, 2015, respectively.

(b)
Represents Other intangibles and related amortization of the fine chemistry services business, which was reported in Assets held for sale on the condensed consolidated balance sheets as of December 31, 2015. See Note 3 “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(c)
As of September 30, 2016 and December 31, 2015, $1.3 billion and $1.4 billion, respectively, of Other intangibles, net of amortization were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3 “Divestitures,” for additional information.

NOTE 5—Foreign Exchange:
Foreign exchange transaction gains (losses) were $0.3 million and ($3.1) million for the three-month and nine-month periods ended September 30, 2016, respectively, and ($1.2) million and $51.8 million for the three-month and nine-month periods ended September 30, 2015, respectively, and were included in Other income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows. The gains in the nine-month period ended September 30, 2015 were primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency, which was repatriated using the applicable transaction rates during the first quarter of 2015.
NOTE 6—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2016 was 11.1% and 13.8%, respectively, compared to 19.5% and 23.2% for the three-month and nine-month periods ended September 30, 2015, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2016 and 2015 periods was primarily due to the impact of earnings from outside the U.S. The decrease in our effective tax rate for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily driven by a tax discrete benefit of $5.5 million related mainly to foreign provision to return adjustments. The decrease in the effective tax rate for the nine-month period ended September 30, 2016 compared to the same period in 2015 was primarily driven by income of $122.3 million from the sales of businesses with associated tax expense of $6.7 million, that was subject to tax at a rate below our effective tax rate and changes in impacts of earnings from outside the U.S.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and nine-month periods ended September 30, 2016 and 2015 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$114,512	$59,842	$428,334	$158,313
Net income from continuing operations attributable to noncontrolling interests	(9,477)	(5,447)	(28,906)	(16,680)
Net income from continuing operations attributable to Albemarle Corporation	$105,035	$54,395	$399,428	$141,633
Denominator:
Weighted-average common shares for basic earnings per share	112,429	112,202	112,343	110,840
Basic earnings per share from continuing operations	$0.93	$0.48	$3.56	$1.28

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$114,512	$59,842	$428,334	$158,313
Net income from continuing operations attributable to noncontrolling interests	(9,477)	(5,447)	(28,906)	(16,680)
Net income from continuing operations attributable to Albemarle Corporation	$105,035	$54,395	$399,428	$141,633
Denominator:
Weighted-average common shares for basic earnings per share	112,429	112,202	112,343	110,840
Incremental shares under stock compensation plans	1,019	342	788	365
Weighted-average common shares for diluted earnings per share	113,448	112,544	113,131	111,205
Diluted earnings per share from continuing operations	$0.93	$0.48	$3.53	$1.27
On February 26, 2016, the Company increased the regular quarterly dividend by 5% to $0.305 per share. On July 11, 2016, the Company declared a cash dividend of $0.305 per share, which was paid on October 3, 2016 to shareholders of record at the close of business as of September 15, 2016. On November 3, 2016, the Company declared a cash dividend of $0.305 per share, which is payable on January 2, 2017 to shareholders of record at the close of business as of December 15, 2016.
NOTE 8—Inventories:
The following table provides a breakdown of inventories at September 30, 2016 and December 31, 2015 (in thousands):

	September 30,	December 31,
	2016	2015
Finished goods	$335,694	$264,025
Raw materials and work in process(a)	117,955	122,038
Stores, supplies and other	51,335	53,450
Total inventories(b)	$504,984	$439,513

(a)	Included $45.9 million and $39.1 million at September 30, 2016 and December 31, 2015, respectively, of work in process related to the Lithium product category.

(b)
As of September 30, 2016 and December 31, 2015, $74.5 million and $162.8 million, respectively, of inventories were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

NOTE 9—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty Ltd (“Windfield”). With regard to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $295.8 million and $280.2 million at September 30, 2016 and December 31, 2015, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $8.6 million and $7.8 million at September 30, 2016 and December 31, 2015, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
Included in the condensed consolidated statement of cash flows for the nine months ended September 30, 2015, was a return of capital from Windfield of $98.0 million.
NOTE 10—Long-Term Debt:
Long-term debt at September 30, 2016 and December 31, 2015 consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
Term loan facilities, net of unamortized debt issuance costs of $2,008 at September 30, 2016 and $2,833 at December 31, 2015	$866,992	$1,247,167
1.875% Senior notes, net of unamortized discount and debt issuance costs of $8,826 at September 30, 2016 and $9,904 at December 31, 2015	776,784	759,151
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,396 at September 30, 2016 and $1,726 at December 31, 2015	248,604	248,274
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,981 at September 30, 2016 and $4,346 at December 31, 2015	421,019	420,654
4.50% Senior notes, net of unamortized discount and debt issuance costs of $2,531 at September 30, 2016 and $2,982 at December 31, 2015	347,469	347,018
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,352 at September 30, 2016 and $4,468 at December 31, 2015	345,648	345,532
Commercial paper notes	400,851	351,349
Variable-rate foreign bank loans	41,935	77,452
Variable-rate domestic bank loans	—	20,479
Miscellaneous	30	81
Total long-term debt(a)	3,449,332	3,817,157
Less amounts due within one year	400,892	674,994
Long-term debt, less current portion	$3,048,440	$3,142,163

(a)
As of September 30, 2016 and December 31, 2015, $16.5 million and $20.3 million, respectively, of long-term debt was classified as Liabilities held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

As a result of the adoption of new accounting guidance effective January 1, 2016 on a retrospective basis, unamortized debt issuance costs are now deducted from the carrying amount of the associated debt liability on the balance sheet. The reclassification of these unamortized debt issuance costs resulted in reductions of $17.1 million in Long-term debt and Other assets on the condensed consolidated balance sheets as of December 31, 2015. See Note 18, “Recently Issued Accounting Pronouncements,” for additional information.
Initial borrowings under our September 2015 Term Loan Agreement, which occurred on October 15, 2015, consisted of a 364-day term loan facility in an aggregate principal amount of $300 million (the “364-Day Facility”) and a five-year term loan facility in an aggregate principal amount of $950 million (the “Five-Year Facility”), or collectively, the “Term Loan Facilities.” In the nine-month period ended September 30, 2016, we repaid the 364-Day Facility in full and repaid approximately $81 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business, which closed in the first quarter of 2016.
Current portion of long-term debt at September 30, 2016 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 1.38% and a weighted-average maturity of 39 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and nine-month periods ended September 30, 2016, losses of $7.4 million and $10.3 million (net of income taxes), respectively, and during the three-month and nine-month periods ended September 30, 2015, (losses) gains of ($3.4) million and $39.7 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 11—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2016, as follows (in thousands):

Beginning balance at December 31, 2015(a)	$31,436
Expenditures	(2,013)
Accretion of discount	596
Additions and revisions of estimates	1,055
Foreign currency translation adjustments and other	2,572
Ending balance at September 30, 2016(a)	33,646
Less amounts reported in Accrued expenses	3,051
Amounts reported in Other noncurrent liabilities	$30,595

(a)
As of September 30, 2016 and December 31, 2015, $3.9 million of environmental liabilities were classified as Liabilities held for sale in the condensed consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

Environmental remediation liabilities included discounted liabilities of $23.8 million and $22.0 million at September 30, 2016 and December 31, 2015, respectively, discounted at rates with a weighted-average of 3.5%, with the undiscounted amount totaling $63.3 million and $59.5 million at September 30, 2016 and December 31, 2015, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Indemnities
We are indemnified by third parties in connection with certain matters related to acquired and divested businesses. Although we believe that the financial condition of those parties who may have indemnification obligations to the Company is generally sound, there can be no assurance that any party who may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities.
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
The “All Other” category comprises three operating segments that do not fit into any of our core businesses subsequent to the acquisition of Rockwood: minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. During the first quarter of 2016, we completed the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals businesses. For additional information about these businesses, see Note 3, “Divestitures.”
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Net sales:
Lithium and Advanced Materials	$240,424	$208,820	$689,950	$620,597
Bromine Specialties	194,496	190,716	597,912	604,267
Refining Solutions	190,453	185,102	539,044	528,841
All Other	28,272	102,224	150,987	337,997
Corporate	365	6,354	2,655	12,117
Total net sales	$654,010	$693,216	$1,980,548	$2,103,819

Adjusted EBITDA:
Lithium and Advanced Materials	$91,719	$77,408	$260,861	$234,988
Bromine Specialties	51,807	58,801	179,977	180,431
Refining Solutions	64,960	54,517	181,620	144,910
All Other	5,470	6,262	14,810	29,540
Corporate	(25,627)	(16,307)	(66,435)	(8,350)
Total adjusted EBITDA	$188,329	$180,681	$570,833	$581,519

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$66,166	$41,621	$55,981	$163,768	$3,806	$(39,354)	$128,220
Depreciation and amortization	25,553	10,186	8,979	44,718	1,664	1,592	47,974
Acquisition and integration related costs(a)	—	—	—	—	—	6,749	6,749
Interest and financing expenses	—	—	—	—	—	15,946	15,946
Income tax expense	—	—	—	—	—	12,394	12,394
Income from discontinued operations (net of tax)	—	—	—	—	—	(23,185)	(23,185)
Non-operating pension and OPEB items	—	—	—	—	—	(231)	(231)
Other(b)	—	—	—	—	—	462	462
Adjusted EBITDA	$91,719	$51,807	$64,960	$208,486	$5,470	$(25,627)	$188,329
Three months ended September 30, 2015
Net income (loss) attributable to Albemarle Corporation	$38,498	$49,395	$45,713	$133,606	$617	$(68,831)	$65,392
Depreciation and amortization	22,076	9,406	8,804	40,286	5,645	2,712	48,643
Utilization of inventory markup(c)	16,834	—	—	16,834	—	—	16,834
Restructuring and other, net(d)	—	—	—	—	—	(6,804)	(6,804)
Acquisition and integration related costs(a)	—	—	—	—	—	36,514	36,514
Interest and financing expenses	—	—	—	—	—	19,294	19,294
Income tax expense	—	—	—	—	—	13,144	13,144
Income from discontinued operations (net of tax)	—	—	—	—	—	(11,030)	(11,030)
Non-operating pension and OPEB items	—	—	—	—	—	(1,306)	(1,306)
Adjusted EBITDA	$77,408	$58,801	$54,517	$190,726	$6,262	$(16,307)	$180,681
Nine months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$186,373	$150,221	$154,767	$491,361	$133,012	$(582,788)	$41,585
Depreciation and amortization	74,488	29,756	26,853	131,097	5,629	4,562	141,288
(Gain) loss on sales of businesses, net(e)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(a)	—	—	—	—	—	44,337	44,337
Interest and financing expenses	—	—	—	—	—	46,860	46,860
Income tax expense	—	—	—	—	—	61,535	61,535
Loss from discontinued operations (net of tax)	—	—	—	—	—	357,843	357,843
Non-operating pension and OPEB items	—	—	—	—	—	(779)	(779)
Other(b)	—	—	—	—	—	462	462
Adjusted EBITDA	$260,861	$179,977	$181,620	$622,458	$14,810	$(66,435)	$570,833
Nine months ended September 30, 2015
Net income (loss) attributable to Albemarle Corporation	$88,219	$154,353	$119,513	$362,085	$9,644	$(211,075)	$160,654
Depreciation and amortization	67,530	26,078	25,397	119,005	16,867	6,933	142,805
Utilization of inventory markup(c)	79,239	—	—	79,239	3,029	—	82,268
Restructuring and other, net(d)	—	—	—	—	—	(6,804)	(6,804)
Acquisition and integration related costs(a)	—	—	—	—	—	117,171	117,171
Interest and financing expenses	—	—	—	—	—	62,193	62,193
Income tax expense	—	—	—	—	—	41,780	41,780
Income from discontinued operations (net of tax)	—	—	—	—	—	(19,074)	(19,074)
Non-operating pension and OPEB items	—	—	—	—	—	(3,915)	(3,915)
Other(f)	—	—	—	—	—	4,441	4,441
Adjusted EBITDA	$234,988	$180,431	$144,910	$560,329	$29,540	$(8,350)	$581,519

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)	See Note 2, “Acquisitions,” for additional information.

(b)
Includes the write-off of fixed assets of $1.4 million included in Research and development expenses, partially offset by a net gain of $0.9 million on the sales of properties included in Other income, net.

(c)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103.4 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month and nine-month periods ended September 30, 2015, $7.7 million and $55.4 million, respectively, was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $9.1 million and $26.9 million, respectively, related to the utilization of the inventory markup.

(d)	Gain recognized upon the sale of land in Avonmouth, UK, which was utilized by the phosphorus flame retardants business we exited in 2012.

(e)	See Note 3, “Divestitures,” for additional information.

(f)	Financing-related fees expensed in connection with the acquisition of Rockwood.

NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) from continuing operations for the three-month and nine-month periods ended September 30, 2016 and 2015 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pension Benefits Cost (Credit):
Service cost	$842	$1,301	$3,123	$3,927
Interest cost	9,115	9,228	27,978	27,479
Expected return on assets	(9,920)	(11,111)	(30,429)	(33,076)
Actuarial gain	—	—	(50)	(51)
Amortization of prior service benefit	230	30	698	89
Total net pension benefits cost (credit)	$267	$(552)	$1,320	$(1,632)
Postretirement Benefits Cost (Credit):
Service cost	$29	$36	$86	$107
Interest cost	620	643	1,862	1,930
Expected return on assets	(46)	(66)	(140)	(197)
Amortization of prior service benefit	(24)	(24)	(72)	(72)
Total net postretirement benefits cost	$579	$589	$1,736	$1,768
Total net pension and postretirement benefits cost(a)	$846	$37	$3,056	$136

(a)
For the three-month and nine-month periods ended September 30, 2016, $3.7 million and $4.9 million, respectively, of net pension and postretirement benefits cost are included in Income (loss) from discontinued operations (net of tax) in the consolidated statements of income. For the three-month and nine-month periods ended September 30, 2015, $0.8 million and ($0.4) million, respectively, of net pension and postretirement benefits cost (credit) are included in Income (loss) from discontinued operations (net of tax) in the consolidated statements of income. See Note 3, “Divestitures,” for additional information.

During the three-month and nine-month periods ended September 30, 2016, we made contributions of $3.4 million and $11.4 million, respectively, to our qualified and nonqualified pension plans related to continuing and discontinued operations. During the three-month and nine-month periods ended September 30, 2015, we made contributions of $4.8 million and $13.8 million, respectively, to our qualified and nonqualified pension plans related to continuing and discontinued operations.
We paid $0.7 million and $2.3 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2016, respectively. During the three-month and nine-month periods ended September 30, 2015, we paid $0.9 million and $2.9 million, respectively, in premiums to the U.S. postretirement benefit plan.
Multiemployer Plan
Our contributions to the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) multiemployer plan for continuing and discontinued operations were €0.4 million and €1.3 million (approximately $0.5 million and $1.4 million) during the three-month and nine-month periods ended September 30, 2016,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

respectively. During the three-month and nine-month periods ended September 30, 2015, we made contributions of €0.5 million and €1.2 million (approximately $0.6 million and $1.4 million), respectively, to the DN Pensionskasse multiemployer plan for continuing and discontinued operations.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk.
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

	September 30, 2016		December 31, 2015
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,464,193	$3,638,142	$3,834,217	$3,793,179
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2016 and December 31, 2015, we had outstanding foreign currency forward contracts with notional values totaling $465.5 million and $217.7 million, respectively. Our foreign currency forward contracts outstanding at September 30, 2016 and December 31, 2015 were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As of September 30, 2016 and December 31, 2015, $0.2 million and $0.3 million, respectively, was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net. For the three-month and nine-month periods ended September 30, 2016, we recognized gains (losses) of $3.0 million and ($1.9) million, respectively, in Other income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. For the three-month and nine-month periods ended September 30, 2015, we recognized gains (losses) of $2.5 million and ($14.1) million, respectively, in Other income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. Also, for the nine-month periods ended September 30, 2016 and 2015, we recorded losses of $1.9 million and $14.1 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $2.0 million and $13.0 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the nine-month period ended September 30, 2016. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,146	$21,146	$—	$—
Private equity securities(b)	$5,542	$35	$—	$5,507

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,146	$21,146	$—	$—
Foreign currency forward contracts(c)	$183	$—	$183	$—

	December 31, 2015	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$21,631	$21,631	$—	$—
Private equity securities(b)	$2,626	$31	$—	$2,595

Liabilities:
Obligations under executive deferred compensation plan(a)	$21,631	$21,631	$—	$—
Foreign currency forward contracts(c)	$250	$—	$250	$—

(a)
We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”), created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

The following table presents the fair value reconciliation of Level 3 assets measured at fair value on a recurring basis for the periods indicated (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$2,573	$1,772	$2,595	$1,785
Total unrealized gains included in earnings relating to assets still held at the reporting date	2,934	836	2,912	823
Ending balance	$5,507	$2,608	$5,507	$2,608

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended September 30, 2016
Balance at June 30, 2016	$(416,636)	$(338)	$59,328	$(17,810)	$(375,456)
Other comprehensive income (loss) before reclassifications(c)	47,712	—	(7,395)	—	40,317
Amounts reclassified from accumulated other comprehensive (loss) income	—	206	—	525	731
Other comprehensive income (loss), net of tax	47,712	206	(7,395)	525	41,048
Other comprehensive income attributable to noncontrolling interests	(23)	—	—	—	(23)
Balance at September 30, 2016	$(368,947)	$(132)	$51,933	$(17,285)	$(334,431)
Three months ended September 30, 2015
Balance at June 30, 2015	$(351,001)	$4	$54,500	$(19,909)	$(316,406)
Other comprehensive loss before reclassifications	(67,526)	—	(3,407)	—	(70,933)
Amounts reclassified from accumulated other comprehensive (loss) income	—	2	—	527	529
Other comprehensive (loss) income, net of tax	(67,526)	2	(3,407)	527	(70,404)
Other comprehensive loss attributable to noncontrolling interests	397	—	—	—	397
Balance at September 30, 2015	$(418,130)	$6	$51,093	$(19,382)	$(386,413)
Nine months ended September 30, 2016
Balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive income (loss) before reclassifications	95,425	—	(10,312)	—	85,113
Amounts reclassified from accumulated other comprehensive (loss) income	—	626	—	1,576	2,202
Other comprehensive income (loss), net of tax	95,425	626	(10,312)	1,576	87,315
Other comprehensive income attributable to noncontrolling interests	(458)	—	—	—	(458)
Balance at September 30, 2016	$(368,947)	$(132)	$51,933	$(17,285)	$(334,431)
Nine months ended September 30, 2015
Balance at December 31, 2014	$(52,835)	$—	$11,384	$(20,962)	$(62,413)
Other comprehensive (loss) income before reclassifications	(365,870)	—	39,709	—	(326,161)
Amounts reclassified from accumulated other comprehensive (loss) income	27	6	—	1,580	1,613
Other comprehensive (loss) income, net of tax	(365,843)	6	39,709	1,580	(324,548)
Other comprehensive loss attributable to noncontrolling interests	548	—	—	—	548
Balance at September 30, 2015	$(418,130)	$6	$51,093	$(19,382)	$(386,413)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(c)
Foreign currency translation includes an adjustment of $12.5 million to reduce our investment in the Windfield Holdings Pty Ltd joint venture related to the three month period ended March 31, 2016. See Note 1, “Basis of Presentation,” for further details.

The amount of income tax expense allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2016 and 2015 is provided in the following tables (in thousands):

	Three Months Ended September 30,
	2016				2015
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$47,787	$209	$(11,740)	$834	$(66,582)	$6	$(5,394)	$834
Income tax (expense) benefit	(75)	(3)	4,345	(309)	(944)	(4)	1,987	(307)
Other comprehensive income (loss), net of tax	$47,712	$206	$(7,395)	$525	$(67,526)	$2	$(3,407)	$527

	Nine Months Ended September 30,
	2016				2015
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$96,326	$635	$(16,371)	$2,502	$(394,911)	$17	$62,876	$2,502
Income tax (expense) benefit	(901)	(9)	6,059	(926)	29,068	(11)	(23,167)	(922)
Other comprehensive income (loss), net of tax	$95,425	$626	$(10,312)	$1,576	$(365,843)	$6	$39,709	$1,580

NOTE 17—Related Party Transactions:
Our condensed consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales to unconsolidated affiliates	$5,047	$5,738	$19,452	$19,744
Purchases from unconsolidated affiliates	30,591	42,698	93,372	95,837

NOTE 18—Recently Issued Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. In March 2016 and April 2016, the FASB issued amendments to this new guidance that provides clarification about principal versus agent considerations, identification of performance obligations and accounting for the licensing of intellectual property. In addition, in May 2016, the FASB issued an amendment to the guidance that provides clarification about collectibility, noncash consideration, presentation of sales tax, and transition. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. The impact of these new requirements on our financial statements is being assessed and is not yet known.

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
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. The impact of this new requirement on our financial statements is being assessed and is not yet known.
In March 2016, the FASB issued accounting guidance that simplifies several aspects of the accounting for share-based payment awards. Among other things, this guidance requires all tax effects related to share-based payment awards to be recognized as income tax expense or benefit on the income statement, thus eliminating all additional paid-in capital pools. An entity should recognize excess tax benefits regardless of whether the benefit reduces income taxes payable in the current period. For interim reporting purposes, excess tax benefits and tax deficiencies should be accounted for as discrete items in the reporting period in which they occur. Additionally, this new guidance requires all tax related cash flows resulting from share-based payments to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This guidance will be effective for annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact of this new requirement on our financial statements is being assessed and is not yet known.
In August 2016, the FASB issued accounting guidance which clarifies the proper presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance addresses cash flow issues including, but not limited to, debt prepayment or debt extinguishment costs and distributions received from equity method investments. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

years, and is to be applied on a retrospective basis. Early adoption is permitted. We do not expect this guidance to have a significant impact on our financial statements.

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
The following is a discussion and analysis of results of operations for the three-month and nine-month periods ended September 30, 2016 and 2015. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 44.
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
Third Quarter 2016
During the third quarter of 2016:

•
We signed a definitive agreement to acquire the lithium hydroxide and lithium carbonate conversion assets of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. The transaction is expected to close by the end of the first quarter of 2017, subject to regulatory approvals and other customary closing conditions.

•	We entered an agreement with Bolland Minera S.A., for the exclusive exploration and acquisition rights to a lithium resource in Antofalla, within the Catamarca Province of Argentina.

•
Our board of directors declared a quarterly dividend of $0.305 per share on July 11, 2016, which was paid on October 3, 2016 to shareholders of record at the close of business as of September 15, 2016.

•
Our net sales for the quarter were $654.0 million, down 6% from net sales of $693.2 million in the third quarter of 2015. Net sales from our reportable segments for the quarter were $625.4 million, an increase of 7% from net sales of $584.6 million in the third quarter of 2015.

•	Earnings per share from continuing operations were $0.93 (on a diluted basis), an increase from third quarter 2015 results of $0.48 per diluted share.

•	Cash provided by operating activities was $199.9 million in the third quarter, an increase from $183.7 million in the third quarter 2015.

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
Bromine Specialties: We continue to expect the second half of 2016 results to be below first half on sales and profitability due to expected decline in demand for clear brine fluids used in offshore drilling projects, lower flame retardant volumes due to order timing and seasonality, and inventory rebalancing. Through working capital discipline and strong controls on costs, we expect to generate healthy cash flows in the Bromine business despite these second-half challenges. We believe that the combination of solid, long-term business fundamentals, with our strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
On a longer term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Demand for drilling completion fluids in the first half of 2016 held up better than expected, but we have seen lower demand since mid-year as a result of sustained low oil prices impacting offshore drilling projects around the world. Longer term, absent an increase in regulatory pressure on offshore drilling, we would expect this business to follow a solid growth trajectory once oil prices recover from recent levels as we expect that deep water drilling will continue to increase around the world. Net sales of flame retardants were also stronger than expected in the first half of 2016 due to favorable bid results as well as customer order timing. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap will tighten as demand for existing and possible new uses of bromine expands over time.
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

In April 2016, we concluded that we would suspend efforts to sell the fine chemistry services business. This business will continue to be reported outside the Company’s reportable segments.
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
Third Quarter 2016 Compared to Third Quarter 2015
Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2016	2015	2016 vs. 2015
	(In thousands, except percentages and per share amounts)
NET SALES	$654,010	$693,216	(6)%
Cost of goods sold	415,038	474,171	(12)%
GROSS PROFIT	238,972	219,045	9%
GROSS PROFIT MARGIN	36.5%	31.6%
Selling, general and administrative expenses	86,302	81,012	7%
Research and development expenses	21,012	21,903	(4)%
Restructuring and other, net	—	(6,804)	*
Acquisition and integration related costs	6,749	36,514	(82)%
OPERATING PROFIT	124,909	86,420	45%
OPERATING PROFIT MARGIN	19.1%	12.5%
Interest and financing expenses	(15,946)	(19,294)	(17)%
Other income, net	2,990	124	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	111,953	67,250	66%
Income tax expense	12,394	13,144	(6)%
Effective tax rate	11.1%	19.5%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	99,559	54,106	84%
Equity in net income of unconsolidated investments (net of tax)	14,953	5,736	161%
NET INCOME FROM CONTINUING OPERATIONS	114,512	59,842	91%
Income from discontinued operations (net of tax)	23,185	11,030	110%
NET INCOME	137,697	70,872	94%
Net income attributable to noncontrolling interests	(9,477)	(5,480)	73%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$128,220	$65,392	96%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	17.5%	8.6%
Basic earnings per share:
Continuing operations	$0.93	$0.48	94%
Discontinued operations	0.21	0.10	110%
	$1.14	$0.58	97%
Diluted earnings per share:
Continuing operations	$0.93	$0.48	94%
Discontinued operations	0.20	0.10	100%
	$1.13	$0.58	95%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended September 30, 2016, we recorded net sales of $654.0 million, a decrease of $39.2 million, or 6%, compared to net sales of $693.2 million for the three-month period ended September 30, 2015. On January 4, 2016, we closed the sale of the metal sulfides business and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales by $73.3 million as compared to the three-month period ended September 30, 2015. Excluding the impact of the divested businesses noted above, net sales increased by $34.1 million due to $31.2 million of higher volumes resulting from market demand and $2.7 million of favorable currency exchange impacts.
Gross Profit
For the three-month period ended September 30, 2016, our gross profit increased $19.9 million, or 9%, from the corresponding 2015 period. Gross profit includes charges of $7.7 million in the three-month period ended September 30, 2015 for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition of Rockwood. The divestiture of our metal sulfides and minerals-based flame retardants businesses in the first quarter of 2016 reduced gross profit by $9.2 million as compared to the three-month period ended September 30, 2015. Excluding the inventory markup charges and the impact of divestitures, gross profit increased by $21.4 million, or 9.8%, due primarily to higher overall sales volumes and $4.6 million in lower variable and fixed costs. Overall, these factors contributed to a higher gross profit margin for the three-month period ended September 30, 2016 of 36.5%, up from 31.6% in the corresponding period in 2015. Excluding the inventory markup charges and the impact of divestitures, gross profit margin was 36.3% for the three-month period ended September 30, 2016 as compared to 34.9% in the corresponding period in 2015.
Selling, General and Administrative Expenses
For the three-month period ended September 30, 2016, our selling, general and administrative (“SG&A”) expenses increased $5.3 million, or 7%, from the three-month period ended September 30, 2015. The increase is primarily due to timing of expenses and increased compensation costs, partially offset by a reduction in SG&A costs associated with the divested businesses. As a percentage of net sales, SG&A expenses were 13.2% for the three-month period ended September 30, 2016, compared to 11.7% for the corresponding period in 2015.
Research and Development Expenses
For the three-month period ended September 30, 2016, our research and development (“R&D”) expenses decreased $0.9 million, or 4%, from the three-month period ended September 30, 2015. As a percentage of net sales, R&D expenses were 3.2% for the three-month periods ended September 30, 2016 and 2015.
Restructuring and Other, Net
Included in restructuring and other, net, for the third quarter of 2015 is a gain of $6.8 million ($4.7 million after income taxes) recognized upon the sale of the land in Avonmouth, UK, which was utilized by the phosphorus flame retardants business we exited in 2012.
Acquisition and Integration Related Costs
The three-month period ended September 30, 2016 includes $6.3 million of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $0.4 million of costs in connection with other significant projects. The three-month period ended September 30, 2015 includes $35.5 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $1.0 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended September 30, 2016 decreased $3.3 million to $15.9 million from the corresponding 2015 period, due mainly to lower debt levels as well as the favorable impact of the refinancing of the senior notes assumed from Rockwood that was completed on October 15, 2015.
Other Income, Net
Other income, net, for the three-month period ended September 30, 2016 was $3.0 million versus $0.1 million for the corresponding 2015 period. The change was primarily due to a $2.9 million gain in the fair value of our investment in private equity securities recorded during the third quarter of 2016.
Income Tax Expense
The effective income tax rate for the third quarter of 2016 was 11.1% compared to 19.5% for the third quarter of 2015. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the three-month period ended September 30, 2016 compared to the same period in 2015 was primarily driven by a tax discrete benefit of $5.5 million related mainly to foreign provision to return adjustments.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $15.0 million for the three-month period ended September 30, 2016 compared to $5.7 million in the same period last year. Equity in net income of unconsolidated investments for the three-month period ended September 30, 2015 includes a $9.1 million charge for utilization of fair value adjustments to inventories in connection with the Rockwood acquisition. Excluding this charge, equity in net income of unconsolidated investments increased by $0.2 million primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture Windfield Holdings Pty Ltd primarily due to higher sales volumes. This was partially offset by the sale of our ownership interest in Magnifin Magnesiaprodukte GmbH during 2016.
Income from Discontinued Operations
Income from discontinued operations, after income taxes, was $23.2 million for the three-month period ended September 30, 2016 compared to $11.0 million in the same period last year. The change was primarily due to favorable sales prices and volumes due to market demand, no depreciation and amortization expense in the three-month period ended September 30, 2016 because of discontinued operations accounting, as well as lower interest expense, partially offset by increased SG&A expenses of the Chemetall Surface Treatment business.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended September 30, 2016, net income attributable to noncontrolling interests was $9.5 million compared to $5.5 million in the same period last year. This increase of $4.0 million was due primarily to an increase in consolidated income related to our Jordanian joint venture from higher sales volumes.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $128.2 million in the three-month period ended September 30, 2016, from $65.4 million in the three-month period ended September 30, 2015. The three-month period ended September 30, 2015 included a $13.6 million charge after income taxes for utilization of fair value adjustments to inventories. Excluding this charge, net income attributable to Albemarle increased by $49.2 million. The increase is primarily due to higher gross profit associated with stronger business results, a reduction in acquisition and integration costs, lower interest associated with lower debt levels and the favorable impact of the refinancing that was completed on October 15, 2015, in addition to a lower overall effective tax rate, partially offset by the impact of the divestitures and higher SG&A expenses.
Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $41.0 million for the three-month period ended September 30, 2016 compared to ($70.4) million for the corresponding period in 2015. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $47.7 million, mainly as a result of favorable movements in the European Union Euro of approximately $38 million and the Korean Won of approximately $8 million. The movement in the European Union Euro includes an adjustment of $12.5 million to reduce the Foreign currency translation on our investment in the Windfield Holdings Pty Ltd joint venture related to the three month period ended March 31, 2016. Also included in total other comprehensive income for the 2016 period is a loss of $7.4 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2015 period, other comprehensive loss from foreign currency translation adjustments was $67.5 million, mainly as a result of unfavorable movements in the British Pound Sterling of approximately $30 million, the Brazilian Real of approximately $18 million, the Chinese Renminbi of approximately $7 million, the Korean Won of approximately $7 million, and a net unfavorable variance in various other currencies totaling approximately $29 million (each approximately $5 million or less), partially offset by a favorable movement in the European Union Euro of approximately $25 million. Also included in total other comprehensive loss for the 2015 period is a loss of $3.4 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium and Advanced Materials, (2) Bromine Specialties and (3) Refining Solutions.
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

	Three Months Ended September 30,				Percentage Change
	2016	%	2015	%	2016 vs. 2015
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$240,424	36.8%	$208,820	30.1%	15%
Bromine Specialties	194,496	29.7%	190,716	27.5%	2%
Refining Solutions	190,453	29.1%	185,102	26.7%	3%
All Other	28,272	4.3%	102,224	14.7%	(72)%
Corporate	365	0.1%	6,354	1.0%	(94)%
Total net sales	$654,010	100.0%	$693,216	100.0%	(6)%

Adjusted EBITDA:
Lithium and Advanced Materials	$91,719	48.7%	$77,408	42.8%	18%
Bromine Specialties	51,807	27.5%	58,801	32.5%	(12)%
Refining Solutions	64,960	34.5%	54,517	30.2%	19%
All Other	5,470	2.9%	6,262	3.5%	(13)%
Corporate	(25,627)	(13.6)%	(16,307)	(9.0)%	57%
Total adjusted EBITDA	$188,329	100.0%	$180,681	100.0%	4%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$66,166	$41,621	$55,981	$163,768	$3,806	$(39,354)	$128,220
Depreciation and amortization	25,553	10,186	8,979	44,718	1,664	1,592	47,974
Acquisition and integration related costs(a)	—	—	—	—	—	6,749	6,749
Interest and financing expenses	—	—	—	—	—	15,946	15,946
Income tax expense	—	—	—	—	—	12,394	12,394
Income from discontinued operations (net of tax)	—	—	—	—	—	(23,185)	(23,185)
Non-operating pension and OPEB items	—	—	—	—	—	(231)	(231)
Other(b)	—	—	—	—	—	462	462
Adjusted EBITDA	$91,719	$51,807	$64,960	$208,486	$5,470	$(25,627)	$188,329
Three months ended September 30, 2015
Net income (loss) attributable to Albemarle Corporation	$38,498	$49,395	$45,713	$133,606	$617	$(68,831)	$65,392
Depreciation and amortization	22,076	9,406	8,804	40,286	5,645	2,712	48,643
Utilization of inventory markup(c)	16,834	—	—	16,834	—	—	16,834
Restructuring and other, net(d)	—	—	—	—	—	(6,804)	(6,804)
Acquisition and integration related costs(a)	—	—	—	—	—	36,514	36,514
Interest and financing expenses	—	—	—	—	—	19,294	19,294
Income tax expense	—	—	—	—	—	13,144	13,144
Income from discontinued operations (net of tax)	—	—	—	—	—	(11,030)	(11,030)
Non-operating pension and OPEB items	—	—	—	—	—	(1,306)	(1,306)
Adjusted EBITDA	$77,408	$58,801	$54,517	$190,726	$6,262	$(16,307)	$180,681

(a)	See “Acquisition and Integration Related Costs” on page 33 for a description of these costs.

(b)
Includes the write-off of fixed assets of $1.4 million included in Research and development expenses, partially offset by a net gain of $0.9 million on the sales of properties included in Other income, net.

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

(d)	See “Restructuring and Other, Net” on page 33 for a description of these costs.
Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the three-month period ended September 30, 2016 were $240.4 million, up $31.6 million, or 15%, in comparison to the same period in 2015. The increase was primarily driven by $20.1 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium carbonate and hydroxide applications, $16.8 million of favorable Lithium sales volumes due to market demand, and $1.5 million of favorable currency translation impacts, partially offset by $6.8 million of unfavorable PCS volume and price impacts due primarily to weakness in the curatives market and the bankruptcy filing of one of our customers. Adjusted EBITDA for Lithium and Advanced Materials was up 18%, or $14.3 million, to $91.7 million for the three-month period ended September 30, 2016, compared to the same period in 2015, primarily due to higher overall sales volumes, favorable pricing and $1.2 million of favorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended September 30, 2016 were $194.5 million, up $3.8 million, or 2%, in comparison to the same period in 2015. The increase was driven mainly by $13.9 million of higher sales volumes due to market demand and $1.7 million of favorable impacts from currency translation, partially offset by $11.8 million unfavorable price impacts. Adjusted EBITDA for Bromine Specialties was down 12%, or $7.0 million, to $51.8 million for the three-month period ended September 30, 2016, compared to the same period in 2015, primarily due to unfavorable sales mix and price impacts offset partly by lower variable and fixed costs and $1.3 million of favorable impacts from currency translation.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended September 30, 2016 were $190.5 million, an increase of $5.4 million, or 3%, compared to the three-month period ended September 30, 2015. This increase was primarily due to $10.8 million of higher Clean Fuels Technology volumes and $3.9 million of favorable Clean Fuels Technology price impacts due to market conditions, partially offset by $7.5 million of lower Heavy Oil Upgrading volumes and $0.5 million of unfavorable currency exchange impacts. Refining Solutions adjusted EBITDA increased 19%, or $10.4 million, to $65.0 million for the three-month period ended September 30, 2016 in comparison to the corresponding period of 2015. This increase was due primarily to higher overall sales volumes, an improved Clean Fuels Technology sales mix, and $1.6 million of lower variable and fixed costs.
All Other
On January 4, 2016, we closed the sale of the metal sulfides business, and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales and adjusted EBITDA for the third quarter of 2016 as compared to the prior year period by $73.3 million and $8.7 million, respectively.

All Other net sales for the three-month period ended September 30, 2016 were $28.3 million, a decrease of $74.0 million, or 72%, compared to the three-month period ended September 30, 2015. Excluding the impact of the divested businesses noted above, All Other net sales decreased by $0.7 million due to unfavorable fine chemistry services pricing impacts, partially offset by higher sales volumes. All Other adjusted EBITDA was down 13%, or $0.8 million, for the three-month period ended September 30, 2016 in comparison to the corresponding period of 2015. Excluding the impact of the divested businesses noted above, All Other adjusted EBITDA increased by $7.9 million due to favorable raw material and utility prices, lower SG&A expenses, and higher sales volumes, partially offset by unfavorable pricing impacts for fine chemistry services.
Corporate
Corporate adjusted EBITDA was a loss of $25.6 million for the three-month period ended September 30, 2016, compared to a loss of $16.3 million for the corresponding period of 2015. The change was primarily due to timing of SG&A expenses, as well as increased compensation costs.

Nine Months 2016 Compared to Nine Months 2015

Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2016	2015	2016 vs. 2015
	(In thousands, except percentages and per share amounts)
NET SALES	$1,980,548	$2,103,819	(6)%
Cost of goods sold	1,250,938	1,481,359	(16)%
GROSS PROFIT	729,610	622,460	17%
GROSS PROFIT MARGIN	36.8%	29.6%
Selling, general and administrative expenses	254,988	252,672	1%
Research and development expenses	61,384	67,324	(9)%
Restructuring and other, net	—	(6,804)	(100)%
Gain on sales of businesses, net	(122,298)	—	*
Acquisition and integration related costs	44,337	117,171	(62)%
OPERATING PROFIT	491,199	192,097	156%
OPERATING PROFIT MARGIN	24.8%	9.1%
Interest and financing expenses	(46,860)	(62,193)	(25)%
Other income, net	740	50,234	(99)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	445,079	180,138	147%
Income tax expense	61,535	41,780	47%
Effective tax rate	13.8%	23.2%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	383,544	138,358	177%
Equity in net income of unconsolidated investments (net of tax)	44,790	19,955	124%
NET INCOME FROM CONTINUING OPERATIONS	428,334	158,313	171%
(Loss) income from discontinued operations (net of tax)	(357,843)	19,074	*
NET INCOME	70,491	177,387	(60)%
Net income attributable to noncontrolling interests	(28,906)	(16,733)	73%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$41,585	$160,654	(74)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	21.6%	7.5%
Basic earnings (loss) per share:
Continuing operations	$3.56	$1.28	178%
Discontinued operations	(3.19)	0.17	*
	$0.37	$1.45	(74)%
Diluted earnings (loss) per share:
Continuing operations	$3.53	$1.27	178%
Discontinued operations	(3.16)	0.17	*
	$0.37	$1.44	(74)%
*Percentage calculation is not meaningful.

Net Sales
For the nine-month period ended September 30, 2016, we recorded net sales of $2.0 billion, a decrease of $123.3 million, or 6%, compared to net sales of $2.1 billion for the nine-month period ended September 30, 2015. On January 4, 2016, we closed the sale of the metal sulfides business and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales by $194.4 million as compared to the nine-month period ended September 30, 2015. Excluding the impact of the divested businesses noted above, net sales increased by $71.1 million due to $67.8 million of higher volumes due to market demand, and $4.9 million of favorable price impacts partially offset by $1.6 million of unfavorable currency exchange impacts.
Gross Profit
For the nine-month period ended September 30, 2016, our gross profit increased $107.2 million, or 17%, from the corresponding 2015 period. Gross profit includes charges of $55.3 million in the nine-month period ended September 30, 2015 for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition of Rockwood. The divestiture of our metal sulfides and minerals-based flame retardants businesses in the first quarter of 2016 reduced gross profit by $28.9 million as compared to the nine-month period ended September 30, 2015. Excluding the inventory markup charges and the impact of divestitures, gross profit increased by $80.8 million, or 11.9%, due primarily to higher overall sales volumes, favorable pricing impacts, and $27.7 million in lower variable and fixed costs. Overall, these factors contributed to a higher gross profit margin for the nine-month period ended September 30, 2016 of 36.8%, up from 29.6% in the corresponding period in 2015. Excluding the inventory markup charges and the impact of divestitures, gross profit margin was 37.4% for the nine-month period ended September 30, 2016 as compared to 34.5% in the corresponding period in 2015.
Selling, General and Administrative Expenses
For the nine-month period ended September 30, 2016, our SG&A expenses increased $2.3 million, or 1%, from the nine-month period ended September 30, 2015. The increase is primarily due to a $2.3 million decrease in non-operating pension and OPEB gains and an increase in compensation costs, partially offset by a reduction in SG&A costs associated with the divested businesses. As a percentage of net sales, SG&A expenses were 12.9% for the nine-month period ended September 30, 2016, compared to 12.0% for the corresponding period in 2015.
Research and Development
For the nine-month period ended September 30, 2016, our R&D expenses decreased $5.9 million, or 9%, from the nine-month period ended September 30, 2015. As a percentage of net sales, R&D expenses were 3.1% and 3.2% for the nine-month periods ended September 30, 2016 and 2015, respectively.
Restructuring and Other, Net
Included in Restructuring and other, net, for the nine-month period ended September 30, 2015 is a gain of $6.8 million ($4.7 million after income taxes) recognized upon the sale of land in Avonmouth, UK, which was utilized by the phosphorus flame retardants business we exited in 2012.
Gain on Sales of Businesses, Net
The nine-month period ended September 30, 2016 includes gains before income taxes of $11.5 million and $112.3 million related to the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business, respectively, both of which closed in the first quarter of 2016. In addition, Gain on sales of businesses, net, for the nine-month period ended September 30, 2016 includes a loss of $1.5 million on the sale of our wafer reclaim business.
Acquisition and Integration Related Costs
The nine-month period ended September 30, 2016 includes $42.4 million of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $1.9 million of costs in connection with other significant projects. The nine-month period ended September 30, 2015 includes $111.2 million of acquisition and integration related costs directly related to the acquisition of Rockwood and $6.0 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the nine-month period ended September 30, 2016 decreased $15.3 million to $46.9 million from the corresponding 2015 period, due mainly to lower debt levels as well as the favorable impact of the refinancing of the senior notes assumed from Rockwood that was completed on October 15, 2015.

Other Income, Net
Other income, net, for the nine-month period ended September 30, 2016 was $0.7 million versus $50.2 million for the corresponding 2015 period. The change was primarily due to $54.1 million of favorable foreign currency translation gains in 2015. The foreign currency gains were primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency. This was partially offset by a $2.9 million gain in the fair value of our investment in private equity securities recorded during the third quarter of 2016 and $4.4 million in amortization of bridge facility fees and other financing fees related to the acquisition of Rockwood recorded in 2015.
Income Tax Expense
The effective income tax rate for the first nine months of 2016 was 13.8% compared to 23.2% for the first nine months of 2015. Our effective income tax rate differs from the U.S. federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S. The decrease in the effective tax rate for the nine-month period ended September 30, 2016 compared to the same period in 2015 is primarily driven by income of $122.3 million from the sales of businesses with associated tax expense of $6.7 million, that was subject to tax at a rate below our effective tax rate and changes in impacts of earnings from outside the U.S.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $44.8 million for the nine-month period ended September 30, 2016 compared to $20.0 million in the same period last year. Equity in net income of unconsolidated investments for the nine-month period ended September 30, 2015 includes a $26.9 million charge for utilization of fair value adjustments to inventories in connection with the Rockwood acquisition. Excluding this charge, equity in net income of unconsolidated investments decreased by $2.1 million primarily due to the sale of our ownership interest in Magnifin Magnesiaprodukte GmbH during the nine-month period ended September 30, 2016. This was partially offset by higher equity income reported by our Refining Solutions segment joint venture Nippon Ketjen Company Limited primarily due to higher sales volumes.
(Loss) income from Discontinued Operations
(Loss) income from discontinued operations, after income taxes, was ($357.8) million for the nine-month period ended September 30, 2016 compared to $19.1 million in the same period last year. The change was primarily due to a non-recurring, non-cash tax charge of $411.3 million related to the change in the Company’s assertion over book and tax basis differences for certain entities included in the sale of the Chemetall Surface Treatment business recorded in 2016, no depreciation and amortization expense in the three-month period ended September 30, 2016 because of discontinued operations accounting and a $20.0 million charge of fair value adjustments to inventories in connection with the Rockwood acquisition in 2015, partially offset by favorable sales prices and volumes due to market demand, as well as lower interest expense.
Net Income Attributable to Noncontrolling Interests
For the nine-month period ended September 30, 2016, net income attributable to noncontrolling interests was $28.9 million compared to $16.7 million in the same period last year. This increase of $12.2 million was due primarily to an increase in consolidated income related to our Jordanian joint venture from higher sales volumes.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $41.6 million in the nine-month period ended September 30, 2016, from $160.7 million in the nine-month period ended September 30, 2015. The nine-month period ended September 30, 2015 includes a $64.4 million charge after income taxes for utilization of fair value adjustments to inventories and the current year includes a non-recurring, non-cash tax charge of $411.3 million related to the decision sell the Chemetall Surface Treatment business and a $115.6 million gain after income taxes on sales of businesses. Excluding these items, net income attributable to Albemarle increased by $112.2 million. The increase was primarily due to higher gross profit associated with stronger business results, a reduction in acquisition and integration costs, lower interest associated with lower debt levels and the favorable impact of the refinancing that was completed on October 15, 2015, and a lower overall effective tax rate, partially offset by $54.1 million of favorable foreign currency translation gains in 2015 related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency and the impact of the divestitures.
Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $87.3 million for the nine-month period ended September 30, 2016 compared to ($324.5) million for the corresponding period in 2015. The majority of these amounts were the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $95.4 million, mainly as a result of favorable movements in the European Union Euro of approximately $82 million, the Brazilian Real of approximately $14 million, the Korean Won of approximately $7 million, the Japanese Yen of approximately $6 million and a net favorable variance in various other currencies totaling approximately $11 million (each approximately $4 million or less), partially offset by unfavorable movements in the British Pound Sterling of approximately $19 million and the Chinese Renminbi of approximately $5 million. Also included in total other comprehensive income for the 2016 period is a loss of $10.3 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2015 period, other comprehensive loss from foreign currency translation adjustments was $365.8 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $226 million, the British Pound Sterling of approximately $55 million, the Brazilian Real of approximately $30 million, the Turkish Lira of approximately $12 million, the Korean Won of approximately $10 million, the Chinese Renminbi of approximately $6 million, the South African Rand of approximately $6 million and a net unfavorable variance in various other currencies totaling approximately $20 million (each approximately $5 million or less). Also included in total other comprehensive loss for the 2015 period is income of $39.7 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations.
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

	Nine Months Ended September 30,				Percentage Change
	2016	%	2015	%	2016 vs. 2015
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$689,950	34.8%	$620,597	29.5%	11%
Bromine Specialties	597,912	30.2%	604,267	28.7%	(1)%
Refining Solutions	539,044	27.2%	528,841	25.1%	2%
All Other	150,987	7.6%	337,997	16.1%	(55)%
Corporate	2,655	0.2%	12,117	0.6%	(78)%
Total net sales	$1,980,548	100.0%	$2,103,819	100.0%	(6)%

Adjusted EBITDA:
Lithium and Advanced Materials	$260,861	45.7%	$234,988	40.4%	11%
Bromine Specialties	179,977	31.5%	180,431	31.0%	—%
Refining Solutions	181,620	31.8%	144,910	24.9%	25%
All Other	14,810	2.6%	29,540	5.1%	(50)%
Corporate	(66,435)	(11.6)%	(8,350)	(1.4)%	*
Total adjusted EBITDA	$570,833	100.0%	$581,519	100.0%	(2)%
*Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$186,373	$150,221	$154,767	$491,361	$133,012	$(582,788)	$41,585
Depreciation and amortization	74,488	29,756	26,853	131,097	5,629	4,562	141,288
(Gain) loss on sales of businesses, net(a)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(b)	—	—	—	—	—	44,337	44,337
Interest and financing expenses	—	—	—	—	—	46,860	46,860
Income tax expense	—	—	—	—	—	61,535	61,535
Loss from discontinued operations (net of tax)	—	—	—	—	—	357,843	357,843
Non-operating pension and OPEB items	—	—	—	—	—	(779)	(779)
Other(c)	—	—	—	—	—	462	462
Adjusted EBITDA	$260,861	$179,977	$181,620	$622,458	$14,810	$(66,435)	$570,833
Nine months ended September 30, 2015
Net income (loss) attributable to Albemarle Corporation	$88,219	$154,353	$119,513	$362,085	$9,644	$(211,075)	$160,654
Depreciation and amortization	67,530	26,078	25,397	119,005	16,867	6,933	142,805
Utilization of inventory markup(d)	79,239	—	—	79,239	3,029	—	82,268
Restructuring and other, net(e)	—	—	—	—	—	(6,804)	(6,804)
Acquisition and integration related costs(b)	—	—	—	—	—	117,171	117,171
Interest and financing expenses	—	—	—	—	—	62,193	62,193
Income tax expense	—	—	—	—	—	41,780	41,780
Income from discontinued operations (net of tax)	—	—	—	—	—	(19,074)	(19,074)
Non-operating pension and OPEB items	—	—	—	—	—	(3,915)	(3,915)
Other(f)	—	—	—	—	—	4,441	4,441
Adjusted EBITDA	$234,988	$180,431	$144,910	$560,329	$29,540	$(8,350)	$581,519

(a)	See “Gain on Sales of Businesses, Net” on page 39 for a description of these items.

(b)	See “Acquisition and Integration Related Costs” on page 39 for a description of these costs.

(c)
Includes the write-off of fixed assets of $1.4 million included in Research and development expenses, partially offset by a net gain of $0.9 million on the sales of properties included in Other income, net.

(d)
In connection with the acquisition of Rockwood, the Company valued Rockwood’s existing inventory at fair value as of the Acquisition Closing Date, which resulted in a markup of the underlying net book value of the inventory totaling approximately $103.4 million. The inventory markup was expensed over the estimated remaining selling period. For the nine-month period ended September 30, 2015, $55.4 million was included in Cost of goods sold, and Equity in net income of unconsolidated investments was reduced by $26.9 million, related to the utilization of the inventory markup.

(e)	See “Restructuring and Other, Net” on page 39 for a description of these items.

(f)	Financing-related fees expensed in connection with the acquisition of Rockwood.

Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the nine-month period ended September 30, 2016 were $690.0 million, up $69.4 million, or 11%, in comparison to the same period in 2015. The increase was primarily driven by $61.1 million of favorable Lithium sales volumes due to market demand and $30.3 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium carbonate and hydroxide applications, partially offset by $21.8 million of unfavorable PCS volume and price impacts due primarily to weakness in the curatives market and the bankruptcy filing of one of our customers, and $0.2 million of unfavorable currency translation impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 11%, or $25.9 million, to $260.9 million for the nine-month period ended September 30, 2016, compared to the same period in 2015, primarily due to higher overall sales volumes and favorable price impacts.

Bromine Specialties
Bromine Specialties segment net sales for the nine-month period ended September 30, 2016 were $597.9 million, down $6.4 million, or 1%, in comparison to the same period in 2015. The decrease was driven mainly by $8.9 million of unfavorable price impacts, partially offset by $1.4 million of higher sales volumes due to market demand and $1.2 million of currency translation impacts. Adjusted EBITDA for Bromine Specialties was down less than 1%, or $0.5 million, to $180.0 million for the nine-month period ended September 30, 2016, compared to the same period in 2015, primarily due to unfavorable sales mix and price impacts, partially offset by $12.9 million of lower variable and fixed costs and $1.3 million of favorable currency translation impacts.
Refining Solutions
Refining Solutions segment net sales for the nine-month period ended September 30, 2016 were $539.0 million, an increase of $10.2 million, or 2%, compared to the nine-month period ended September 30, 2015. This increase was primarily due to $11.8 million of higher Heavy Oil Upgrading volumes due to continued strong demand partly offset by $2.6 million of unfavorable currency translation impacts. Refining Solutions adjusted EBITDA increased 25%, or $36.7 million, to $181.6 million for the nine-month period ended September 30, 2016 in comparison to the corresponding period of 2015. This increase was due primarily to $15.4 million of lower variable and fixed costs, higher Heavy Oil Upgrading volumes, and a favorable Clean Fuels Technology sales mix impact.
All Other
On January 4, 2016, we closed the sale of the metal sulfides business, and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales and adjusted EBITDA for the nine-month period ended September 30, 2016 as compared to the prior year period by $194.4 million and $26.4 million, respectively.

All Other net sales for the nine-month period ended September 30, 2016 were $151.0 million, a decrease of $187.0 million, or 55%, compared to the nine-month period ended September 30, 2015. Excluding the impact of the divested businesses noted above, All Other net sales increased by $7.4 million due to higher sales volumes from the fine chemistry services business. All Other adjusted EBITDA was down 50%, or $14.7 million, for the nine-month period ended September 30, 2016 in comparison to the corresponding period of 2015. Excluding the impact of the divested businesses noted above, All Other adjusted EBITDA increased by $11.7 million due to higher overall sales volumes and lower raw material costs from the fine chemistry services business.
Corporate
Corporate adjusted EBTIDA was a loss of $66.4 million for the nine-month period ended September 30, 2016, compared to a loss of $8.4 million for the corresponding period of 2015. The change was primarily due to $54.1 million of foreign currency translation gains in 2015 and $3.1 million of foreign currency translation losses in 2016.
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
Cash Flow
During the first nine months of 2016, cash on hand, cash provided by operations and $310.6 million of net proceeds from divestitures funded $382.7 million of debt repayments, $141.3 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $101.1 million. Our operations provided $452.4 million of cash flows during the first nine months of 2016, as compared to $316.9 million for the first nine months of 2015. Our cash from operations included an outflow from working capital changes of $79.7 million, primarily due to tax payments made during the year and the increase in receivables from higher sales in certain regions with longer payment terms. Overall, our cash and cash equivalents increased by approximately $19.9 million to $233.6 million at September 30, 2016, up from $213.7 million at December 31, 2015.

Net current assets were $480.9 million and $214.3 million at September 30, 2016 and December 31, 2015, respectively, with the increase being largely due to the reduction in the current portion of long-term debt using proceeds from divestitures completed in the first quarter of 2016. Included in net current assets at September 30, 2016 and December 31, 2015 is $119.8 million and $312.3 million, respectively, of assets held for sale, net of related liabilities. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, nor do they reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
Capital expenditures for the nine-month period ended September 30, 2016 of $141.3 million, $15.5 million of which related to discontinued operations, were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $185 million from continuing operations in 2016 for capacity increases, cost reduction and continuity of operations projects.
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE for proceeds of approximately $3.2 billion in cash, subject to adjustment with respect to certain pension liabilities, cash, working capital and indebtedness. We intend to use the proceeds to significantly reduce leverage, invest heavily in growth in remaining businesses and return capital to shareholders. In connection with the agreement to sell the Chemetall Surface Treatment business, we have recorded a deferred tax liability of $411.3 million related to the outside basis difference of the investment in this business. The sale is expected to close in the fourth quarter of 2016, at which time, any difference between the sales price and the proportionate carrying value of the interests being sold would be recognized and will become a cash liability.
On February 26, 2016, we increased our quarterly dividend rate to $0.305 per share, a 5% increase from the quarterly rate of $0.29 per share paid in 2015.
At September 30, 2016 and December 31, 2015, our cash and cash equivalents included $228.9 million and $200.7 million, respectively, held by our foreign subsidiaries. For our continuing operations, the majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely invested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. As a result of the agreement to sell the Chemetall Surface Treatment business, our assertion of indefinite reinvestment of the earnings of the foreign Chemetall Surface Treatment businesses changed, and resulted in a discrete non-cash charge of $29.8 million in 2016. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely invested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2016 and 2015, we repatriated approximately $27.3 million and $122.4 million of cash, respectively, as part of these foreign cash repatriation activities.
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
Our senior notes are senior unsecured obligations and rank equally with all our other outstanding senior unsecured indebtedness. The senior notes are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each senior note has terms that allow us to redeem it before its maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the senior notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the comparable government rate (as defined in the indentures governing the senior notes) plus between 25 and 40 basis points, depending on the note, plus, in each case, accrued interest thereon to the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. The senior notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.
The Company entered into a new term loan agreement with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders on September 14, 2015 (the “September 2015 Term Loan Agreement”). The September 2015 Term Loan Agreement provided for borrowings under a 364-day term loan facility (the “364-Day Facility”) and a five-year term loan facility (the “Five-Year Facility”). During the nine-month period ended September 30, 2016, we repaid the 364-Day Facility in full and we repaid $81 million of borrowings under the Five-Year Facility, each primarily with proceeds from the sale of the Company’s metal sulfides business and the sale of the Company’s minerals-based flame retardants and specialty chemicals business, both of which closed in the first quarter of 2016. As of September 30, 2016, the aggregate amount outstanding under the Five-Year Facility was $869.0 million, excluding unamortized debt issuance costs. Borrowings under the facilities bear interest equal to, at the option of the Company: (a) the London Inter-Bank Offered Rate (“LIBOR”) plus a margin ranging from 1.000% to 1.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company, or (b) a base rate (defined as the highest of (i) the Federal Funds Rate plus 0.50%; (ii) the rate of interest in effect for such day as publicly announced from time to time by the Administrative Agent as its “prime rate”; or (iii) one-month LIBOR plus 1.00%) plus a margin of 0.000% to 0.875% per annum depending upon the long-term, unsecured, senior, non-credit enhanced debt rating of the Company. As of September 30, 2016, the interest rate on the Five-Year Facility was LIBOR plus 1.375%.
Borrowings under the Five-Year Facility are required to be repaid in equal quarterly installments on the last business day of each March, June, September and December, beginning with September 30, 2016, and ending with the last such day to occur prior to the fifth anniversary after initial funding (each a “Payment Date”), in an aggregate principal amount equal to (a) in the case of each Payment Date occurring on or after the first anniversary and prior to the second anniversary of initial funding, 1.25% of the aggregate principal amount of such loans, and (b) in the case of each Payment Date occurring on or after the second anniversary of initial funding, equal to 2.5% of the aggregate principal amount of such loans. As a result of the repayments to the Five-Year Facility noted above, we will not be required to make a quarterly installment until December 31, 2017. On the fifth anniversary after initial funding, any remaining amounts outstanding under the Five-Year Facility become due and payable. Borrowings under the September 2015 Term Loan Agreement are subject to customary affirmative and negative covenants, including a maximum leverage ratio requirement that is aligned with the maximum leverage ratio requirement of our February 2014 Credit Agreement.
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of September 30, 2016. There were no borrowings outstanding under the February 2014 Credit Agreement as of September 30, 2016.
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

On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes may be sold at a discount from par, or alternatively, at par, and bear interest at rates that varies based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2016, we had $400.9 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.38% and a weighted-average maturity of 39 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2016 and December 31, 2015.
The non-current portion of our long-term debt was $3.0 billion at September 30, 2016 and $3.1 billion at December 31, 2015. In addition, at September 30, 2016, we had the ability to borrow $599.1 million under our commercial paper program and the February 2014 Credit Agreement, and $223.7 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2016, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $60.0 million at September 30, 2016. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2016 contributions to our domestic and foreign qualified and nonqualified pension plans from continuing and discontinued operations, including our SERP, approximate $16.6 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $11.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2016.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $99.1 million at September 30, 2016 and $101.7 million at December 31, 2015. Related assets for corresponding offsetting benefits recorded in Other assets totaled $50.7 million at September 30, 2016 and $50.9 million at December 31, 2015. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2016 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
We had cash and cash equivalents totaling $233.6 million as of September 30, 2016, of which $228.9 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. Substantially all of this cash is held, and intended for use, outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
We had variable interest rate borrowings of $1.3 billion outstanding at September 30, 2016, bearing a weighted average interest rate of 1.64% and representing approximately 38% of our total outstanding debt. A hypothetical 10% change (approximately 16 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.2 million as of September 30, 2016. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $465.5 million and with a fair value representing a net liability position of approximately $0.2 million at September 30, 2016. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2016, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a increase of approximately $14.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an decrease of approximately $16.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2016, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in internal controls over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2016 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2016, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months and nine months ended September 30, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months and nine months ended September 30, 2016 and 2015, (iii) the Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2016 and 2015, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 7, 2016	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)