Form 10-Q
period 2017-03-31
ALBEMARLE CORP
filed 2017-05-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2017
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
_________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 26, 2017: 110,752,288

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net sales	$722,063	$657,211
Cost of goods sold	466,975	414,677
Gross profit	255,088	242,534
Selling, general and administrative expenses	108,001	82,631
Research and development expenses	24,323	19,872
Gain on sales of businesses, net	—	(121,324)
Acquisition and integration related costs	—	18,558
Operating profit	122,764	242,797
Interest and financing expenses	(68,513)	(15,114)
Other (expenses) income, net	(794)	47
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	53,457	227,730
Income tax expense	11,971	25,485
Income from continuing operations before equity in net income of unconsolidated investments	41,486	202,245
Equity in net income of unconsolidated investments (net of tax)	21,171	15,991
Net income from continuing operations	62,657	218,236
Income from discontinued operations (net of tax)	—	17,312
Net income	62,657	235,548
Net income attributable to noncontrolling interests	(11,444)	(7,362)
Net income attributable to Albemarle Corporation	$51,213	$228,186
Basic earnings per share:
Continuing operations	$0.46	$1.88
Discontinued operations	—	0.15
	$0.46	$2.03
Diluted earnings per share:
Continuing operations	$0.45	$1.87
Discontinued operations	—	0.15
	$0.45	$2.02
Weighted-average common shares outstanding – basic	111,986	112,260
Weighted-average common shares outstanding – diluted	113,289	112,770
Cash dividends declared per share of common stock	$0.32	$0.305
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income	$62,657	$235,548
Other comprehensive income (loss), net of tax:
Foreign currency translation	79,055	98,906
Pension and postretirement benefits	(7)	1
Net investment hedge	(13,685)	(9,524)
Interest rate swap	529	525
Total other comprehensive income, net of tax	65,892	89,908
Comprehensive income	128,549	325,456
Comprehensive income attributable to noncontrolling interests	(11,905)	(7,645)
Comprehensive income attributable to Albemarle Corporation	$116,644	$317,811
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,254,536	$2,269,756
Trade accounts receivable, less allowance for doubtful accounts (2017 – $15,403; 2016 – $15,312)	508,460	486,035
Other accounts receivable	54,486	41,985
Inventories	518,936	450,263
Other current assets	53,836	58,579
Total current assets	2,390,254	3,306,618
Property, plant and equipment, at cost	3,965,656	3,910,522
Less accumulated depreciation and amortization	1,584,276	1,550,382
Net property, plant and equipment	2,381,380	2,360,140
Investments	493,406	457,533
Other assets	146,497	142,320
Goodwill	1,544,574	1,540,032
Other intangibles, net of amortization	410,357	354,564
Total assets	$7,366,468	$8,161,207
Liabilities And Equity
Current liabilities:
Accounts payable	$336,890	$281,874
Accrued expenses	253,930	322,165
Current portion of long-term debt	314,500	247,544
Dividends payable	35,215	34,104
Income taxes payable	267,412	254,416
Total current liabilities	1,207,947	1,140,103
Long-term debt	1,398,386	2,121,718
Postretirement benefits	50,619	50,538
Pension benefits	301,304	298,695
Other noncurrent liabilities	201,884	194,810
Deferred income taxes	422,356	412,739
Commitments and contingencies (Note 11)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 110,752 in 2017 and 112,524 in 2016	1,108	1,125
Additional paid-in capital	1,845,839	2,084,418
Accumulated other comprehensive loss	(346,981)	(412,412)
Retained earnings	2,137,703	2,121,931
Total Albemarle Corporation shareholders’ equity	3,637,669	3,795,062
Noncontrolling interests	146,303	147,542
Total equity	3,783,972	3,942,604
Total liabilities and equity	$7,366,468	$8,161,207
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					51,213	51,213	11,444	62,657
Other comprehensive income				65,431		65,431	461	65,892
Cash dividends declared					(35,441)	(35,441)	—	(35,441)
Stock-based compensation and other			3,945			3,945		3,945
Exercise of stock options	37,146	—	2,170			2,170		2,170
Shares repurchased	(1,948,178)	(19)	(249,981)		—	(250,000)		(250,000)
Issuance of common stock, net	225,559	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(86,117)	—	(7,855)			(7,855)		(7,855)
Balance at March 31, 2017	110,752,200	$1,108	$1,845,839	$(346,981)	$2,137,703	$3,637,669	$146,303	$3,783,972

Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net income					228,186	228,186	7,362	235,548
Other comprehensive income				89,625		89,625	283	89,908
Cash dividends declared					(34,251)	(34,251)	—	(34,251)
Stock-based compensation and other			4,517			4,517		4,517
Tax deficiency related to stock plans			(195)			(195)		(195)
Issuance of common stock, net	112,624	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(35,176)	—	(1,969)			(1,969)		(1,969)
Balance at March 31, 2016	112,296,799	$1,123	$2,061,503	$(331,663)	$1,809,342	$3,540,305	$154,566	$3,694,871
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash and cash equivalents at beginning of year	$2,269,756	$213,734
Cash flows from operating activities:
Net income	62,657	235,548
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	45,070	60,552
Gain on acquisition	(7,433)	—
Gain on sales of businesses, net	—	(121,324)
Stock-based compensation	5,046	4,007
Equity in net income of unconsolidated investments (net of tax)	(21,171)	(16,566)
Dividends received from unconsolidated investments and nonmarketable securities	2,551	200
Pension and postretirement (benefit) expense	(26)	1,389
Pension and postretirement contributions	(2,891)	(4,224)
Unrealized (gain) loss on investments in marketable securities	(873)	1,044
Loss on early extinguishment of debt	52,801	—
Deferred income tax expense	1,363	816
Working capital changes	(63,325)	10,467
Other, net	8,816	799
Net cash provided by operating activities	82,585	172,708
Cash flows from investing activities:
Acquisitions, net of cash acquired	(27,742)	—
Cash payments related to acquisitions and other	—	(81,988)
Capital expenditures	(54,143)	(58,120)
Cash proceeds from divestitures, net	—	307,165
Sales of marketable securities, net	492	1,191
Repayments from joint ventures	1,250	—
Net cash (used in) provided by investing activities	(80,143)	168,248
Cash flows from financing activities:
Repayments of long-term debt	(751,209)	(331,595)
Other borrowings, net	66,384	68,829
Fees related to early extinguishment of debt	(46,959)	—
Dividends paid to shareholders	(34,330)	(32,541)
Repurchases of common stock	(250,000)	—
Proceeds from exercise of stock options	2,170	—
Withholding taxes paid on stock-based compensation award distributions	(7,855)	(1,969)
Net cash used in financing activities	(1,021,799)	(297,276)
Net effect of foreign exchange on cash and cash equivalents	4,137	(5,032)
(Decrease) increase in cash and cash equivalents	(1,015,220)	38,648
Cash and cash equivalents at end of period	$1,254,536	$252,382
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016, our consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2017 and 2016. Income tax expense for the three-month period ended March 31, 2017 includes income tax expense of $5.1 million due to an adjustment in the Company's deferred tax liabilities for basis differences in Chilean fixed assets related to the three-month period ended September 30, 2016. The Company does not believe this adjustment is material to the consolidated financial statements for the three-month period ended March 31, 2017, the three- or nine-month periods ended September 30, 2016, or the year ended December 31, 2016. All other adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017. The December 31, 2016 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation. In addition, for the three-month period ended March 31, 2017, the Company began reporting its acquisition and integration related costs and restructuring and other costs in Cost of goods sold, Selling, general and administrative expenses and Research and development expenses. See Note 2, “Acquisitions,” and Note 12, “Segment Information,” for further details.
As described further in Note 3, “Divestitures,” on December 14, 2016, the Company closed the sale of its Chemetall® Surface Treatment business to BASF SE. Financial results of this business have been presented as discontinued operations in the consolidated statements of income and excluded from segment results for the three-month period ended March 31, 2016.
NOTE 2—Acquisitions:
On December 31, 2016, we completed the acquisition of all equity interests in the lithium hydroxide and lithium carbonate conversion business of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) for a cash purchase price of approximately $145 million. This includes manufacturing assets located in both Jiangxi and Sichuan, China focused on the production of battery-grade lithium carbonate and lithium hydroxide. This acquisition will enable us to supply premium lithium salts to an expanded global customer base while solidifying our leading position in the lithium industry.
The aggregate purchase price was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of December 31, 2016, which were based, in part, upon outside preliminary appraisals for certain assets. The preliminary estimated fair values of the assets and liabilities acquired were primarily related to Property, plant and equipment of $29.0 million, Other intangibles of $32.0 million and Deferred tax liabilities of $3.9 million. In addition, the estimated fair value of net working capital acquired was $6.2 million, however, an equal liability was recorded in Accrued expenses, as it will be repaid to the previous owners of the acquired business. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $87.9 million and was recorded as goodwill. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the property, plant and equipment, other intangible assets, deferred income taxes, as well as various working capital accounts. The fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the three-month period ended March 31, 2017, the Company purchased inventory with a fair value of $37.0 million in connection with the Jiangli New Materials acquisition, $19.4 million of which was paid during the first quarter. The fair value included the markup of the underlying book value of $23.0 million. The inventory markup is being expensed over the estimated remaining selling period, with $10.6 million recorded in the three-month period ended March 31, 2017.
Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined assets and the overall strategic importance of the acquired assets to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. The weighted-average amortization periods for the other intangible assets acquired are 20 years for patents and technology, 18 years for customer lists and relationships and 3 years for other. The weighted-average amortization period for all definite-lived intangible assets acquired is 17 years.
On February 1, 2017, the Company acquired the remaining 50% interest in the Sales de Magnesio Ltda. (“Salmag”) joint venture in Chile from SQM Salar S.A. for approximately $8.3 million, net of cash acquired. In connection with the acquisition, the Company recorded a gain of $7.4 million, calculated based on the difference between the purchase price and the book value of the investment in Other (expenses) income, net on the consolidated statements of income for the three-month period ended March 31, 2017. The calculation of the gain and the fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts.
Acquisition and integration related costs of $8.9 million and $5.4 million were included in Cost of goods sold and Selling, general and administrative expenses, respectively, on our consolidated statements of income for the three-month period ended March 31, 2017, primarily resulting from the Jiangli New Materials acquisition, including unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements. Included in Acquisition and integration related costs on our consolidated statements of income for the the three-month period ended March 31, 2016 were $16.9 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.7 million of costs in connection with other significant projects.

NOTE 3—Divestitures:
Discontinued Operations
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE. On December 14, 2016, the Company closed the sale of this business and received proceeds of approximately $3.1 billion, net of purchase price adjustments. The sale of the Chemetall Surface Treatment business, a separate reportable segment, qualified for discontinued operations treatment because it represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company accounted for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for the three-month period ended March 31, 2016. The Company stopped recording depreciation and amortization expense on assets of the Chemetall Surface Treatment business as of the date this business qualified for discontinued operations treatment, in the second quarter of 2016.
The major components of Income from discontinued operations (net of tax) for the three-month period ended March 31, 2016 were as follows (in thousands):

Three Months Ended March 31, 2016
Net sales	$208,187
Cost of goods sold	113,323
Operating expenses, net	62,853
Interest and financing expenses(a)	10,137
Other income, net	(938)
Income before income taxes	22,812
Income tax expense	5,500
Income from discontinued operations (net of tax)	$17,312

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

Depreciation and amortization and capital expenditures from discontinued operations for the three-month period ended March 31, 2016 were as follows (in thousands):

Three Months Ended March 31, 2016
Depreciation and amortization	$16,943
Capital expenditures	$5,747
Other Divestitures
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
On December 16, 2015, the Company signed a definitive agreement to sell its minerals-based flame retardants and specialty chemicals business to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction included Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses. We received net proceeds of approximately $187 million and recorded a gain of $111.3 million before income taxes in the first quarter of 2016 related to the sale of these businesses.
Also included in Gain on sales of businesses, net, for the first quarter of 2016 was a loss of $1.5 million on the sale of our wafer reclaim business.
These businesses did not qualify for discontinued operations treatment because the Company’s management did not consider their sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.
NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2017 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	All Other	Total
Balance at December 31, 2016	$1,348,261	$20,319	$164,866	$6,586	$1,540,032
Acquisitions(a)	(21,822)	—	—	—	(21,822)
Foreign currency translation adjustments	20,694	—	5,670	—	26,364
Balance at March 31, 2017	$1,347,133	$20,319	$170,536	$6,586	$1,544,574

(a)	Primarily represents preliminary purchase price adjustments for the Jiangli New Materials acquisition. See Note 2, “Acquisitions,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2017 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2016	$387,893	$16,514	$38,434	$18,844	$461,685
Acquisitions(b)	1,717	—	25,555	19,917	47,189
Foreign currency translation adjustments and other	10,340	264	514	1,774	12,892
Balance at March 31, 2017	$399,950	$16,778	$64,503	$40,535	$521,766
Accumulated Amortization
Balance at December 31, 2016	$(49,165)	$(7,952)	$(31,683)	$(18,321)	$(107,121)
Amortization	(4,801)	—	(413)	(526)	(5,740)
Foreign currency translation adjustments and other	(1,164)	(94)	(503)	3,213	1,452
Balance at March 31, 2017	$(55,130)	$(8,046)	$(32,599)	$(15,634)	$(111,409)
Net Book Value at December 31, 2016	$338,728	$8,562	$6,751	$523	$354,564
Net Book Value at March 31, 2017	$344,820	$8,732	$31,904	$24,901	$410,357

(a)	Balances as of March 31, 2017 and December 31, 2016 include only indefinite-lived intangible assets.

(b)
Represents preliminary purchase price adjustments for the Jiangli New Materials acquisition and the acquisition of the remaining equity interest in Salmag. See Note 2, “Acquisitions,” for additional information.

NOTE 5—Foreign Exchange:
Foreign exchange transaction losses were $4.9 million and $0.1 million for the three-month periods ended March 31, 2017 and 2016, respectively, and were included in Other (expenses) income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows.

NOTE 6—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2017 was 22.4%, compared to 11.2% for the three-month period ended March 31, 2016. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2017 and 2016 periods was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the three-month period ended March 31, 2017 included a $5.1 million out-of-period adjustment as described in Note 1, "Basis of Presentation," partially offset by a $4.1 million reduction from the tax effects of share-based compensation awards. Our effective tax rate for the three-month period ended March 31, 2016 was driven down by a variety of factors, primarily low tax gains from the sale of the minerals-based flame retardant business, as well as a favorable mix of earnings in lower tax jurisdictions.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month periods ended March 31, 2017 and 2016 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$62,657	$218,236
Net income from continuing operations attributable to noncontrolling interests	(11,444)	(7,362)
Net income from continuing operations attributable to Albemarle Corporation	$51,213	$210,874
Denominator:
Weighted-average common shares for basic earnings per share	111,986	112,260
Basic earnings per share from continuing operations	$0.46	$1.88

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$62,657	$218,236
Net income from continuing operations attributable to noncontrolling interests	(11,444)	(7,362)
Net income from continuing operations attributable to Albemarle Corporation	$51,213	$210,874
Denominator:
Weighted-average common shares for basic earnings per share	111,986	112,260
Incremental shares under stock compensation plans	1,303	510
Weighted-average common shares for diluted earnings per share	113,289	112,770
Diluted earnings per share from continuing operations	$0.45	$1.87
On February 23, 2017, the Company increased the regular quarterly dividend by 5% to $0.32 per share and declared a cash dividend of said amount for the first quarter of 2017, which was paid on April 3, 2017 to shareholders of record at the close of business as of March 15, 2017.
Under our existing Board authorized share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock with a fair market value of $200 million, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month period ended March 31, 2017. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the ASR agreement, which will be by the end of the second quarter of 2017, and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. The Company has determined that the ASR agreement meets the criteria to be accounted for as a forward contract indexed to its stock and is therefore being treated as an equity instrument. Although the ASR agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock.
No more than 15,000,000 shares can be repurchased under the Company’s authorized share repurchase program. As of March 31, 2017, there were 13,051,822 remaining shares available for repurchase under the Company’s authorized share repurchase program.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8—Inventories:
The following table provides a breakdown of inventories at March 31, 2017 and December 31, 2016 (in thousands):

	March 31,	December 31,
	2017	2016
Finished goods	$345,892	$289,102
Raw materials and work in process(a)	120,759	109,706
Stores, supplies and other	52,285	51,455
Total inventories	$518,936	$450,263

(a)	Included $50.1 million and $47.1 million at March 31, 2017 and December 31, 2016, respectively, of work in process related to the Lithium product category.

NOTE 9—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”). With regard to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $318.8 million and $288.6 million at March 31, 2017 and December 31, 2016, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $9.1 million and $8.8 million at March 31, 2017 and December 31, 2016, respectively. Our unconsolidated VIE’s are reported in Investments in the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
As part of the original Windfield joint venture agreement, Tianqi Lithium Corporation ("Tianqi") was granted an option to purchase from 20% to 30% of the equity interests in Rockwood Lithium GmbH, a wholly-owned German subsidiary of Albemarle, and its subsidiaries. In February 2017, Albemarle and Tianqi terminated the option agreement, and as a result, we will retain 100% of the ownership interest in Rockwood Lithium GmbH and its subsidiaries. Following the termination of the option agreement, the $13.1 million fair value of the option agreement originally recorded in Noncontrolling interests was reversed and recorded as an adjustment to Additional paid-in capital.

NOTE 10—Long-Term Debt:
Long-term debt at March 31, 2017 and December 31, 2016 consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
1.875% Senior notes, net of unamortized discount and debt issuance costs of $4,305 at March 31, 2017 and $7,823 at December 31, 2016	$418,471	$719,617
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,286 at December 31, 2016	—	248,714
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,737 at March 31, 2017 and $3,859 at December 31, 2016	421,262	421,141
4.50% Senior notes, net of unamortized discount and debt issuance costs of $1,116 at March 31, 2017 and $2,380 at December 31, 2016	174,098	347,620
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,274 at March 31, 2017 and $4,313 at December 31, 2016	345,726	345,687
Commercial paper notes	314,500	247,503
Variable-rate foreign bank loans	38,829	38,939
Miscellaneous	—	41
Total long-term debt	1,712,886	2,369,262
Less amounts due within one year	314,500	247,544
Long-term debt, less current portion	$1,398,386	$2,121,718
In the three-month period ended March 31, 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, during the three-month period ended March 31, 2017, we recorded a loss on early extinguishment of debt of $52.8 million in Interest and financing expenses on the consolidated statements of income, representing the tender premiums, fees, unamortized discounts and unamortized deferred financings costs from the redemption of these senior notes.
Current portion of long-term debt at March 31, 2017 consisted of commercial paper notes with a weighted-average interest rate of approximately 1.54% and a weighted-average maturity of 29 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month periods ended March 31, 2017 and 2016, losses of $13.7 million and $9.5 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 11—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2017, as follows (in thousands):

Beginning balance at December 31, 2016	$34,919
Expenditures	(303)
Accretion of discount	183
Foreign currency translation adjustments and other	640
Ending balance at March 31, 2017	35,439
Less amounts reported in Accrued expenses	2,345
Amounts reported in Other noncurrent liabilities	$33,094
Environmental remediation liabilities included discounted liabilities of $24.2 million and $22.8 million at March 31, 2017 and December 31, 2016, respectively, discounted at rates with a weighted-average of 3.6%, with the undiscounted amount totaling $62.1 million and $61.1 million at March 31, 2017 and December 31, 2016, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $39.5 million and $38.2 million at March 31, 2017 and December 31, 2016, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

NOTE 12—Segment Information:

Our three reportable segments include Lithium and Advanced Materials, Bromine Specialties and Refining Solutions. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This structure aligns with the markets and customers we serve through each of the segments. The structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables.
The “All Other” category comprises operating segments that did not fit into any of our core businesses. During the first quarter of 2016, we completed the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals businesses. For additional information about these businesses, see Note 3, “Divestitures.” Following the sales of these businesses, the “All Other” category includes only the fine chemistry services business.
The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the operating segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
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

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Net sales:
Lithium and Advanced Materials	$284,375	$216,173
Bromine Specialties	219,191	196,553
Refining Solutions	185,412	170,579
All Other	32,419	72,089
Corporate	666	1,817
Total net sales	$722,063	$657,211

Adjusted EBITDA:
Lithium and Advanced Materials	$120,022	$86,474
Bromine Specialties	68,488	61,608
Refining Solutions	49,579	55,074
All Other	5,156	8,464
Corporate	(31,869)	(19,587)
Total adjusted EBITDA	$211,376	$192,033

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2017
Net income (loss) attributable to Albemarle Corporation	$94,106	$58,694	$40,474	$193,274	$3,246	$(145,307)	$51,213
Depreciation and amortization	22,743	9,794	9,105	41,642	1,910	1,518	45,070
Utilization of inventory markup(a)	10,606	—	—	10,606	—	—	10,606
Restructuring and other(b)	—	—	—	—	—	12,905	12,905
Gain on acquisition(c)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(d)	—	—	—	—	—	14,281	14,281
Interest and financing expenses(e)	—	—	—	—	—	68,513	68,513
Income tax expense	—	—	—	—	—	11,971	11,971
Non-operating pension and OPEB items	—	—	—	—	—	(1,063)	(1,063)
Other(f)	—	—	—	—	—	5,313	5,313
Adjusted EBITDA	$120,022	$68,488	$49,579	$238,089	$5,156	$(31,869)	$211,376
Three months ended March 31, 2016
Net income (loss) attributable to Albemarle Corporation	$63,327	$51,853	$46,314	$161,494	$130,709	$(64,017)	$228,186
Depreciation and amortization	23,147	9,755	8,760	41,662	612	1,335	43,609
(Gain) loss on sales of businesses, net(g)	—	—	—	—	(122,857)	1,533	(121,324)
Acquisition and integration related costs(d)	—	—	—	—	—	18,558	18,558
Interest and financing expenses	—	—	—	—	—	15,114	15,114
Income tax expense	—	—	—	—	—	25,485	25,485
Income from discontinued operations (net of tax)	—	—	—	—	—	(17,312)	(17,312)
Non-operating pension and OPEB items	—	—	—	—	—	(283)	(283)
Adjusted EBITDA	$86,474	$61,608	$55,074	$203,156	$8,464	$(19,587)	$192,033

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.0 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended March 31, 2017, $10.6 million was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
During the first quarter of 2017, we initiated action to reduce costs at several locations, primarily at our Lithium site in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $4.2 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to severance, expected to be incurred. The unpaid balance is recorded in Accrued expenses at March 31, 2017, with the expectation that the majority of this plan will be completed by the end of 2017.

(c)	Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(d)	See Note 2, “Acquisitions,” for additional information.

(e)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 10, “Long-term Debt,” for additional information.

(f)
Included in Other (expenses) income, net are $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business.

(g)	See Note 3, “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) from continuing operations for the three-month periods ended March 31, 2017 and 2016 were as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Pension Benefits Cost (Credit):
Service cost	$1,003	$1,048
Interest cost	8,288	9,366
Expected return on assets	(9,908)	(10,173)
Actuarial gain	—	(50)
Amortization of prior service benefit	27	28
Total net pension benefits (credit) cost	$(590)	$219
Postretirement Benefits Cost (Credit):
Service cost	$31	$29
Interest cost	585	621
Expected return on assets	(28)	(47)
Amortization of prior service benefit	(24)	(24)
Total net postretirement benefits cost	$564	$579
Total net pension and postretirement benefits (credit) cost(a)	$(26)	$798

(a)
For the three-month period ended March 31, 2016, $0.6 million of net pension and postretirement benefits cost are included in Income from discontinued operations (net of tax) in the consolidated statements of income. See Note 3, “Divestitures,” for additional information.

During the three-month periods ended March 31, 2017 and 2016, we made contributions of $2.4 million to our qualified and nonqualified pension plans for continuing operations. Contributions to discontinued operations qualified and nonqualified pension plans were $1.0 million for the three-month period ended March 31, 2016.
We paid $0.5 million and $0.8 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2017 and 2016, respectively.
Multiemployer Plan
Our contributions to the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) multiemployer plan for continuing operations were €0.2 million (approximately $0.2 million and $0.3 million) during the three-month periods ended March 31, 2017 and 2016, respectively. Contributions for discontinued operations were €0.2 million (approximately $0.2 million) during the three-month period ended March 31, 2016.

NOTE 14—Fair Value of Financial Instruments:
In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:
Long-Term Debt—the fair values of our senior notes are estimated using Level 1 inputs and account for the difference between the recorded amount and fair value of our long-term debt. The carrying value of our remaining long-term debt reported in the accompanying condensed consolidated balance sheets approximates fair value as substantially all of such debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	March 31, 2017		December 31, 2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,721,455	$1,807,576	$2,381,370	$2,472,813

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2017 and December 31, 2016, we had outstanding foreign currency forward contracts with notional values totaling $285.9 million and $251.6 million, respectively. Our foreign currency forward contracts outstanding at March 31, 2017 and December 31, 2016 were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. At March 31, 2017, less than $0.1 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts, and at December 31, 2016, $0.2 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net. For the three-month periods ended March 31, 2017 and 2016, we recognized gains of $4.5 million and $5.8 million, respectively, in Other (expenses) income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. Also, for the three-month periods ended March 31, 2017 and 2016, we recorded gains of $4.5 million and $5.8 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash receipts of $4.3 million and $5.1 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2017. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,417	$22,417	$—	$—
Private equity securities(b)	$36	$36	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,492	$—	$—	$—
Foreign currency forward contracts(d)	$7	$—	$7	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,417	$22,417	$—	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Private equity securities(b)	$35	$35	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,498	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Foreign currency forward contracts(d)	$182	$—	$182	$—

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

(c)	Holdings in private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended March 31, 2017
Balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	79,055	—	(13,685)	—	65,370
Amounts reclassified from accumulated other comprehensive loss	—	(7)	—	529	522
Other comprehensive income (loss), net of tax	79,055	(7)	(13,685)	529	65,892
Other comprehensive income attributable to noncontrolling interests	(461)	—	—	—	(461)
Balance at March 31, 2017	$(405,527)	$69	$74,693	$(16,216)	$(346,981)
Three months ended March 31, 2016
Balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive income (loss) before reclassifications	98,906	—	(9,524)	—	89,382
Amounts reclassified from accumulated other comprehensive loss	—	1	—	525	526
Other comprehensive income (loss), net of tax	98,906	1	(9,524)	525	89,908
Other comprehensive income attributable to noncontrolling interests	(283)	—	—	—	(283)
Balance at March 31, 2016	$(365,291)	$(757)	$52,721	$(18,336)	$(331,663)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 13, “Pension Plans and Other Postretirement Benefits.”

(b)	The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2017 and 2016 is provided in the following tables (in thousands):

	Three Months Ended March 31,
	2017				2016
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$80,141	$(6)	$(21,580)	$834	$99,277	$4	$(15,121)	$834
Income tax (expense) benefit	(1,086)	(1)	7,895	(305)	(371)	(3)	5,597	(309)
Other comprehensive income (loss), net of tax	$79,055	$(7)	$(13,685)	$529	$98,906	$1	$(9,524)	$525

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 17—Related Party Transactions:
Our condensed consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Sales to unconsolidated affiliates	$7,189	$6,174
Purchases from unconsolidated affiliates	40,570	35,621

NOTE 18—Recently Issued Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. In March 2016 and April 2016, the FASB issued amendments to this new guidance that provides clarification about principal versus agent considerations, identification of performance obligations and accounting for the licensing of intellectual property. In May 2016, the FASB issued an amendment to the guidance that provides clarification about collectibility, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued an amendment to the guidance that provides narrow-scope improvements and practical expedient regarding collectibility, presentation of sales tax collected from customers, non-cash considerations, contract modifications at transition, completed contracts at transition and other technical corrections. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. We expect to adopt the new standard in the first quarter of 2018 using the modified retrospective method. We have made significant progress in evaluating our existing contracts and accounting policies to determine the impact this standard will have on the condensed consolidated financial statements and related disclosures.
In July 2015, the FASB issued accounting guidance that requires inventory to be measured at the lower of cost and net realizable value. The scope of this guidance excludes inventory measured using the last-in first-out method or the retail inventory method. This new requirement became effective on January 1, 2017 and did not have a significant impact on our condensed consolidated financial statements.
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
In March 2016, the FASB issued accounting guidance that simplifies several aspects of the accounting for share-based payment awards. Among other things, this guidance requires all tax effects related to share-based payment awards to be recognized as income tax expense or benefit on the income statement, thus eliminating all additional paid-in capital pools. An entity should recognize excess tax benefits regardless of whether the benefit reduces income taxes payable in the current period. For interim reporting purposes, excess tax benefits and tax deficiencies should be accounted for as discrete items in the reporting period in which they occur. Additionally, this new guidance requires all tax related cash flows resulting from share-based payments to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This guidance became effective on January 1, 2017. The impact of recognizing excess tax benefits in the income statement resulted in a $4.1 million reduction in Income tax expense for the three-month period ended March 31, 2017. The remaining aspects of adopting this guidance did not have a material impact on our condensed consolidated financial statements.
In August 2016, the FASB issued accounting guidance which clarifies the proper presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance addresses cash flow issues including, but not

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

limited to, debt prepayment or debt extinguishment costs and distributions received from equity method investments. As allowed by the provisions of this new guidance, we early-adopted this new guidance in the first quarter of 2017. The adoption of this new guidance did not have a significant impact on our condensed consolidated financial statements.
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
In March 2017, the FASB issued accounting guidance that changes the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”) in the income statement. This new guidance requires service cost to be presented as part of operating income (expense) and all other components of net benefit cost are to be shown outside of operations. This guidance will be effective for periods beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted as of the beginning of an annual period for which an entity’s financial statements have not been issued or made available for issuance. We do not expect this guidance to have a significant impact on our financial statements.

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
The following is a discussion and analysis of results of operations for the three-month periods ended March 31, 2017 and 2016. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 32.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that meet customer needs across an exceptionally diverse range of end markets. The end markets we serve include the petroleum refining, consumer electronics, energy storage, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers to our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts and ongoing productivity improvements position us well to take advantage of strengthening economic conditions as they occur while softening the negative impact of the current challenging global economic environment.
First Quarter 2017
During the first quarter of 2017:

•
We repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business.

•
We announced that Albemarle and Tianqi Lithium Corporation (“Tianqi”) terminated the option agreement for Tianqi to acquire a 20% indirect ownership interest in Rockwood Lithium GmbH, a wholly-owned German subsidiary of

Albemarle, and its subsidiaries. As a result, we will retain 100% of the ownership interest in Rockwood Lithium GmbH.

•
We announced the approval for the expansion of lithium concentrate production at our Greenbushes, Australia site through our 50% owned Talison joint venture. Commissioning of the expansion is expected to begin in the second quarter of 2019 and would more than double the current lithium carbonate capacity.

•
We entered into a $250 million accelerated share repurchase (“ASR”) agreement, receiving and retiring an initial delivery of 1,948,178 shares of our common stock pursuant to the terms of the ASR agreement and our share repurchase program.

•	Our board of directors declared a quarterly dividend of $0.32 per share on February 23, 2017, which was paid on April 3, 2017 to shareholders of record at the close of business as of March 15, 2017.

•
Our net sales for the quarter were $722.1 million, up 10% from net sales of $657.2 million in the first quarter of 2016. Net sales from our reportable segments for the quarter were $689.0 million, an increase of 18% from net sales of $583.3 million in the first quarter of 2016.

•	Earnings per share were $0.45 (on a diluted basis), a decrease from first quarter 2016 results of $1.87 per diluted share from continuing operations.

•	Cash provided by operating activities was $82.6 million in the first quarter, a decrease from $172.7 million in the first quarter 2016.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve, from slow and uneven global growth, currency exchange volatility, significantly lower crude oil prices, a dynamic pricing environment and an ever-changing landscape in electronics, to the continuous need for cutting edge catalysts and technology by our refinery customers, diverse energy storage needs including exciting opportunities in electric vehicles, and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions.
Lithium and Advanced Materials: We expect continued strong growth for the remainder of 2017, led by strong underlying demand in battery-grade applications, increased lithium carbonate and hydroxide conversion capacity and continued price improvement in Lithium. PCS experienced weaker profitability in 2016 due to weakness in the curatives market and the bankruptcy filing of one of our customers which resulted in a $10 million impact to Income from continuing operations before income taxes and adjusted EBITDA during the year. While we expect further negative impacts from the bankruptcy filing in 2017, we expect PCS profitability to stabilize in 2017 due to productivity gains and increased volumes due to market demand, offset slightly by unfavorable pricing due to excess supply.
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
Bromine Specialties: The Bromine Specialties business got off to a strong start to 2017, with double digit year over year adjusted EBITDA growth in the first quarter driven by strong fire safety and other derivative volume increases and productivity improvements. While encouraged by the first quarter 2017 results, we are cautiously optimistic for the remainder of the year due to sustained low oil prices impacting our drilling fluids business and overall demand and supply economics in fire safety and other derivatives.
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
Refining Solutions: Following the downturn in 2015 (primarily caused by cash preservation measures from oil companies, triggered by oil price volatility), in 2016 we saw a significant increase in the number of “Hydro treating unit” catalyst change-outs and related catalyst demand. In addition to catalyst demand increase, we also saw a marked improvement in catalyst product mix year over year. Despite ongoing uncertainty of oil prices and the ensuing impact on crude slates used by refiners and resulting demand for catalysts, we expect sustained performance in our clean fuels technology business driven by refining change-outs and balanced product mix. We also expect solid performance from our Fluid Catalytic Cracking (“FCC”)division despite a number of scheduled maintenance shutdowns and plant turnarounds at refiners, which could dampen FCC demand in 2017. We also anticipate headwinds from rising input costs in 2017 following historically low prices in 2016.
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
All Other: During the first quarter of 2016, we closed the previously announced sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business. The cash generated from the sale of these businesses was used to reduce borrowings outstanding under the September 2015 Term Loan Agreement. In April 2016, we concluded that we would suspend efforts to sell the fine chemistry services business. This business will continue to be reported outside the Company’s reportable segments. We expect the next few years to be a challenge for fine chemistry services due to a challenging agriculture industry environment, as well as customer order timing in pharmaceuticals.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2017 to be approximately 21.0%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions. We also anticipate the potential for increased periodic volatility in future effective tax rates from the continuing impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, which was adopted in the first quarter of 2017.
In the first quarter of 2017, we increased our quarterly dividend rate to $0.32 per share. During the three months ended March 31, 2017, we received and retired approximately 1.9 million shares of our common stock under our share repurchase program and the ASR agreement. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the ASR agreement, which will be by the end of the second quarter of 2017. In addition, following the completion of this ASR agreement, we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
We remain committed to evaluating the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint. Additional information regarding our products, markets and financial performance is provided at our website, www.albemarle.com. Our website is not a part of this document nor is it incorporated herein by reference.

Results of Operations
The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income.
First Quarter 2017 Compared to First Quarter 2016
Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2017	2016	2017 vs. 2016
	(In thousands, except percentages and per share amounts)
NET SALES	$722,063	$657,211	10%
Cost of goods sold	466,975	414,677	13%
GROSS PROFIT	255,088	242,534	5%
GROSS PROFIT MARGIN	35.3%	36.9%
Selling, general and administrative expenses	108,001	82,631	31%
Research and development expenses	24,323	19,872	22%
Gain on sales of businesses, net	—	(121,324)	(100)%
Acquisition and integration related costs	—	18,558	(100)%
OPERATING PROFIT	122,764	242,797	(49)%
OPERATING PROFIT MARGIN	17.0%	36.9%
Interest and financing expenses	(68,513)	(15,114)	353%
Other (expenses) income, net	(794)	47	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	53,457	227,730	(77)%
Income tax expense	11,971	25,485	(53)%
Effective tax rate	22.4%	11.2%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	41,486	202,245	(79)%
Equity in net income of unconsolidated investments (net of tax)	21,171	15,991	32%
NET INCOME FROM CONTINUING OPERATIONS	62,657	218,236	(71)%
Income from discontinued operations (net of tax)	—	17,312	(100)%
NET INCOME	62,657	235,548	(73)%
Net income attributable to noncontrolling interests	(11,444)	(7,362)	55%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$51,213	$228,186	(78)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	8.7%	33.2%
Basic earnings per share:
Continuing operations	$0.46	$1.88	(76)%
Discontinued operations	—	0.15	(100)%
	$0.46	$2.03	(77)%
Diluted earnings per share:
Continuing operations	$0.45	$1.87	(76)%
Discontinued operations	—	0.15	(100)%
	$0.45	$2.02	(78)%
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended March 31, 2017, we recorded net sales of $722.1 million, an increase of $64.9 million, or 10%, compared to net sales of $657.2 million for the three-month period ended March 31, 2016. Net sales increased due to $86.0 million of higher volumes resulting from market demand and $8.8 million of favorable price impacts, partially offset by $3.8 million of unfavorable currency exchange impacts and $26.1 million related to the divested minerals-based flame retardants and specialty chemicals business.
Gross Profit
For the three-month period ended March 31, 2017, our gross profit increased $12.6 million, or 5%, from the corresponding 2016 period. Included in Costs of goods sold for the three-month period ended March 31, 2017 are: (1) a $10.6 million charge related to the markup of inventory purchased as part of the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”); (2) $8.9 million of acquisition and integration related costs resulting from the Jiangli New Materials acquisition; and (3) restructuring costs of $2.9 million related to a plan to reduce costs at several locations. In addition, gross profit decreased $1.6 million related to the divested minerals-based flame retardants and specialty chemicals business. Excluding the impact of these items, gross profit increased by $36.6 million, or 15%, due primarily to higher overall sales volumes and $8.8 million in favorable price impacts. Overall, these factors contributed to a lower gross profit margin for the three-month period ended March 31, 2017 of 35.3%, down from 36.9% in the corresponding period in 2016. Excluding the impact of the charges noted above, gross profit margin was 38.4% for the three-month period ended March 31, 2017 as compared to 38.2% in the corresponding period in 2016.
Selling, General and Administrative Expenses
For the three-month period ended March 31, 2017, our selling, general and administrative (“SG&A”) expenses increased $25.4 million, or 31%, from the three-month period ended March 31, 2016. The three-month period ended March 31, 2017 includes $5.4 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials and $4.2 million of restructuring costs related to our Lithium site in Germany. Excluding the impact of these charges, SG&A increased $15.8 million primarily due to increased compensation related costs and professional fees. As a percentage of net sales, SG&A expenses were 15.0% for the three-month period ended March 31, 2017, compared to 12.6% for the corresponding period in 2016.
Research and Development Expenses
For the three-month period ended March 31, 2017, our research and development (“R&D”) expenses increased $4.5 million, or 22%, from the three-month period ended March 31, 2016. Included in R&D expenses for the three-month period ended March 31, 2017 are $5.8 million of restructuring costs related to our Lithium site in Germany. As a percentage of net sales, R&D expenses were 3.4% and 3.0% for the three-month periods ended March 31, 2017 and 2016, respectively.
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
Acquisition and Integration Related Costs
The three-month period ended March 31, 2016 included $16.9 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $1.7 million of costs in connection with other significant projects. Acquisition and integration related costs for the three-month period ended March 31, 2017 are reported in Cost of goods sold and SG&A, as noted above.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended March 31, 2017 increased $53.4 million to $68.5 million from the corresponding 2016 period, due mainly to a loss on early extinguishment of debt of $52.8 million related to the tender premiums, fees, unamortized discounts and unamortized deferred financings costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes.
Other (Expenses) Income, Net
Other (expenses) income, net, for the three-month period ended March 31, 2017 was ($0.8) million compared to less than $0.1 million for the corresponding 2016 period. The change was primarily due to an increase in foreign exchange losses of $4.8 million, $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business, partially offset by a $7.4 million gain related to the acquisition of the remaining 50% interest of an equity investment in 2017.
Income Tax Expense
The effective income tax rate for the first quarter of 2017 was 22.4% compared to 11.2% for the first quarter of 2016. Our effective income tax rate differs from the U.S. Federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S, and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the three-month period ended March 31, 2017 included a $5.1 million out-of-period adjustment due to an changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by a $4.1 million reduction from the tax effects of share-based compensation awards. Our effective tax rate for the three-month period ended March 31, 2016 was driven down by a variety of factors, primarily low tax gains from the sale of the minerals-based flame retardant business, as well as a favorable mix of earnings in lower tax jurisdictions.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $21.2 million for the three-month period ended March 31, 2017 compared to $16.0 million in the same period last year. Equity in net income of unconsolidated investments for the three-month period ended March 31, 2017 increased by $5.2 million primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture Windfield Holdings Pty. Ltd. resulting from higher sales volumes.
Income from Discontinued Operations
The three-month period ended March 31, 2016 includes income from discontinued operations, after income taxes, of $17.3 million related to our Chemetall Surface Treatment business which was sold in the fourth quarter of 2016.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended March 31, 2017, net income attributable to noncontrolling interests was $11.4 million compared to $7.4 million in the same period last year. This increase of $4.0 million was due primarily to an increase in consolidated income related to our Jordanian joint venture from higher sales volumes.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $51.2 million in the three-month period ended March 31, 2017, from $228.2 million in the three-month period ended March 31, 2016. The decrease is primarily due to gains on sales of businesses and income from discontinued operations in 2016, as well as a loss on early extinguishment of debt related to the repayment of senior notes, restructuring costs and a higher effective tax rate in 2017. This was partially offset by higher gross profit associated with stronger business results and increased equity from net income of unconsolidated investments.
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $65.9 million for the three-month period ended March 31, 2017 compared to $89.9 million for the corresponding period in 2016. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $79.1 million, mainly as a result of favorable movements in the European Union Euro of approximately $57 million and the Korean Won of approximately $11 million and a net favorable variance in various other currencies totaling approximately $11 million (each approximately $4 million or less). Also included in total other comprehensive income for the 2017 period is a loss of $13.7 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $98.9 million, mainly as a result of favorable movements in the European Union Euro of approximately $58 million, the British Pound Sterling of approximately $23 million, the Brazilian Real of approximately $6 million and a net favorable variance in various other currencies totaling approximately $12 million (each approximately $2 million or less). Also included in total other comprehensive income for the 2016 period is a loss of $9.5 million in connection with the revaluation of our €700.0 million senior notes which have been designated as a hedge of our net investment in foreign operations.

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

	Three Months Ended March 31,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$284,375	39.4%	$216,173	32.9%	32%
Bromine Specialties	219,191	30.4%	196,553	29.9%	12%
Refining Solutions	185,412	25.7%	170,579	26.0%	9%
All Other	32,419	4.4%	72,089	10.9%	(55)%
Corporate	666	0.1%	1,817	0.3%	(63)%
Total net sales	$722,063	100.0%	$657,211	100.0%	10%

Adjusted EBITDA:
Lithium and Advanced Materials	$120,022	56.8%	$86,474	45.0%	39%
Bromine Specialties	68,488	32.4%	61,608	32.1%	11%
Refining Solutions	49,579	23.5%	55,074	28.7%	(10)%
All Other	5,156	2.4%	8,464	4.4%	(39)%
Corporate	(31,869)	(15.1)%	(19,587)	(10.2)%	63%
Total adjusted EBITDA	$211,376	100.0%	$192,033	100.0%	10%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2017
Net income (loss) attributable to Albemarle Corporation	$94,106	$58,694	$40,474	$193,274	$3,246	$(145,307)	$51,213
Depreciation and amortization	22,743	9,794	9,105	41,642	1,910	1,518	45,070
Utilization of inventory markup(a)	10,606	—	—	10,606	—	—	10,606
Restructuring and other(b)	—	—	—	—	—	12,905	12,905
Gain on acquisition(c)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(d)	—	—	—	—	—	14,281	14,281
Interest and financing expenses(e)	—	—	—	—	—	68,513	68,513
Income tax expense	—	—	—	—	—	11,971	11,971
Non-operating pension and OPEB items	—	—	—	—	—	(1,063)	(1,063)
Other(f)	—	—	—	—	—	5,313	5,313
Adjusted EBITDA	$120,022	$68,488	$49,579	$238,089	$5,156	$(31,869)	$211,376
Three months ended March 31, 2016
Net income (loss) attributable to Albemarle Corporation	$63,327	$51,853	$46,314	$161,494	$130,709	$(64,017)	$228,186
Depreciation and amortization	23,147	9,755	8,760	41,662	612	1,335	43,609
(Gain) loss on sales of businesses, net(g)	—	—	—	—	(122,857)	1,533	(121,324)
Acquisition and integration related costs(h)	—	—	—	—	—	18,558	18,558
Interest and financing expenses	—	—	—	—	—	15,114	15,114
Income tax expense	—	—	—	—	—	25,485	25,485
Income from discontinued operations (net of tax)	—	—	—	—	—	(17,312)	(17,312)
Non-operating pension and OPEB items	—	—	—	—	—	(283)	(283)
Adjusted EBITDA	$86,474	$61,608	$55,074	$203,156	$8,464	$(19,587)	$192,033

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.0 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended March 31, 2017, $10.6 million was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
During the first quarter of 2017, we initiated action to reduce costs at several locations, primarily at our Lithium site in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $4.2 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to severance, expected to be incurred. The unpaid balance is recorded in Accrued expenses at March 31, 2017, with the expectation that the majority of this plan will be completed by the end of 2017.

(c)	Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Item 1 Financial Statements – Note 2, “Acquisitions,” for additional information.

(d)
Acquisition and integration related costs of $8.9 million and $5.4 million were included in Cost of goods sold and Selling, general and administrative expenses, respectively, on our consolidated statements of income for the three-month period ended March 31, 2017 primarily resulting from the Jiangli New Materials acquisition, including unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(e)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Item 1 Financial Statements – Note 10, “Long-term Debt,” for additional information.

(f)
Included in Other (expenses) income, net are $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business.

(g)	See “Gain on Sales of Businesses, Net” on page 28 for a description of these items.

(h)	See “Acquisition and Integration Related Costs” on page 28 for a description of these items.
Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the three-month period ended March 31, 2017 were $284.4 million, up $68.2 million, or 32%, in comparison to the same period in 2016. The increase was primarily driven by $53.0 million of favorable Lithium battery grade sales volumes due to market demand and $29.1 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium carbonate and hydroxide applications. This is partially offset by $11.7 million of unfavorable PCS volumes and price impacts primarily due to weakness in the organometallics segment and the bankruptcy filing of one of our customers, as well as $2.2 million of unfavorable currency translation impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 39%, or $33.5 million, to $120.0 million for the three-month period ended March 31, 2017, compared to the same period in 2016, primarily due to higher overall sales volumes and favorable pricing, partially offset by $1.6 million of unfavorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended March 31, 2017 were $219.2 million, up $22.6 million, or 12%, in comparison to the same period in 2016. The increase was driven mainly by $26.2 million of higher sales volumes due to market demand and was partially offset by $3.5 million unfavorable price impacts. Adjusted EBITDA for Bromine Specialties was up 11%, or $6.9 million, to $68.5 million for the three-month period ended March 31, 2017, compared to the same period in 2016, primarily due to higher overall sales volumes and partially offset by unfavorable pricing and higher variable and fixed costs.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended March 31, 2017 were $185.4 million, an increase of $14.8 million, or 9%, compared to the three-month period ended March 31, 2016. This increase was primarily due to $21.1 million of higher volumes from market conditions, partially offset by $3.7 million unfavorable impacts due to customer and product mix and $1.5 million of unfavorable currency exchange impacts. Refining Solutions adjusted EBITDA decreased 10%, or $5.5 million, to $49.6 million for the three-month period ended March 31, 2017 in comparison to the corresponding period of 2016. This decrease was primarily due to unfavorable mix impacts and higher costs, partially offset by $1.1 million of favorable currency translation impacts.
All Other
On February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of this business reduced net sales and adjusted EBITDA for the first quarter of 2016 as compared to the prior year period by $26.1 million and $2.1 million, respectively.

All Other net sales for the three-month period ended March 31, 2017 were $32.4 million, a decrease of $39.7 million, or 55%, compared to the three-month period ended March 31, 2016. Excluding the impact of the divested business noted above, All Other net sales decreased by $13.5 million due to unfavorable fine chemistry services pricing impacts due to a contract formula change which did not impact earnings and lower sales volumes. All Other adjusted EBITDA was down 39%, or $3.3 million, for the three-month period ended March 31, 2017 in comparison to the corresponding period of 2016. Excluding the impact of the divested business noted above, All Other adjusted EBITDA decreased by $1.1 million due to unfavorable pricing impacts for fine chemistry services.
Corporate
Corporate adjusted EBITDA was a loss of $31.9 million for the three-month period ended March 31, 2017, compared to a loss of $19.6 million for the corresponding period of 2016. The change was primarily due to unfavorable currency impact $4.8 million and increased compensation costs.
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

Cash Flow
During the first three months of 2017, cash on hand, cash provided by operations and net borrowings of $66.4 million funded $751.2 million of debt repayments, a $250.0 million accelerated share repurchase program, $54.1 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $34.3 million. Our operations provided $82.6 million of cash flows during the first three months of 2017, as compared to $172.7 million for the first three months of 2016. Our cash from operations included an outflow from working capital changes of $63.3 million, primarily due the increase in receivables from higher sales in certain regions with longer payment terms. Overall, our cash and cash equivalents decreased by approximately $1.02 billion to $1.25 billion at March 31, 2017, down from $2.27 billion at December 31, 2016.
During the three-month period ended March 31, 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million.
Under our existing Board authorized share repurchase program, the Company entered into an ASR agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock with a fair market value of $200 million, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month period ended March 31, 2017. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the ASR agreement, which will be by the end of the second quarter of 2017, and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. As of March 31, 2017, there were 13,051,822 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Capital expenditures for the three-month period ended March 31, 2017 of $54.1 million, were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $350 to $400 million in 2017 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
Net current assets were $1.18 billion and $2.17 billion at March 31, 2017 and December 31, 2016, respectively, with the decrease being largely due to the reduction in cash used to repay a portion of the senior notes and to fund the accelerated share repurchase program during first quarter of 2017. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
On February 23, 2017, we increased our quarterly dividend rate to $0.32 per share, a 5% increase from the quarterly rate of $0.305 per share paid in 2016.
At March 31, 2017 and December 31, 2016, our cash and cash equivalents included $895.2 million and $846.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the three-month period ended March 31, 2016, we repatriated approximately $0.4 million of cash as part of these foreign earnings cash repatriation activities. No such repatriations occurred during the three-month period ended March 31, 2017.
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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of March 31, 2017. There were no borrowings outstanding under the February 2014 Credit Agreement as of March 31, 2017.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2017, we had $314.5 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.54% and a weighted-average maturity of 29 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at March 31, 2017 and December 31, 2016.
The non-current portion of our long-term debt amounted to $1.40 billion at March 31, 2017, compared to $2.12 billion at December 31, 2016. In addition, at March 31, 2017, we had the ability to borrow $685.5 million under our commercial paper program and the February 2014 Credit Agreement, and $224.3 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2017, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $47.1 million at March 31, 2017. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2017 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $10 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $2.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2017.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $26.3 million at March 31, 2017 and $27.9 million at December 31, 2016. Related assets for corresponding offsetting benefits recorded in Other assets totaled $13.8 million at March 31, 2017 and $15.1 million at December 31, 2016. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2017 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
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
We had cash and cash equivalents totaling $1.25 billion as of March 31, 2017, of which $895.2 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2016.
We had variable interest rate borrowings of $353.3 million outstanding at March 31, 2017, bearing a weighted average interest rate of 1.48% and representing approximately 20% of our total outstanding debt. A hypothetical 10% change (approximately 15 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million as of March 31, 2017. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $285.9 million and with a fair value representing a net asset position of less than $0.1 million at March 31, 2017. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2017, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $15.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $12.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2017, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes our repurchases of equity securities for the three-month period ended March 31, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs
January 1, 2017 to January 31, 2017	—	$—	—	15,000,000
February 1, 2017 to February 28, 2017	—	—	—	15,000,000
March 1, 2017 to March 31, 2017(b)	1,948,178	102.66	1,948,178	13,051,822
Total	1,948,178	$102.66	1,948,178	13,051,822

(a)
Our stock repurchase plan, which was authorized by our Board of Directors, became effective on October 25, 2000 and included ten million shares. Since then, the Company has regularly repurchased shares under the stock repurchase plan, resulting in the Board of Directors periodically authorizing additional shares for repurchase under the plan. On November 3, 2016, our Board of Directors authorized another increase in the number of shares, pursuant to which the Company is now permitted to repurchase up to a maximum of fifteen million shares under the plan, including those shares previously authorized, but not yet repurchased. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

(b)
In the first quarter of 2017, we paid $250 million under an ASR Agreement, receiving and retiring an initial delivery of 1,948,178 shares. The Average Price Paid Per Share was calculated using the closing price per share of our common stock the date the ASR Agreement was signed. See Note 7, “Earnings Per Share,” to the condensed consolidated financial statements included in this report.

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 3, 2017	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)