Form 10-Q
period 2017-06-30
ALBEMARLE CORP
filed 2017-08-08
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2017: 110,472,735

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$737,258	$669,327	$1,459,321	$1,326,538
Cost of goods sold	465,164	421,223	932,139	835,900
Gross profit	272,094	248,104	527,182	490,638
Selling, general and administrative expenses	115,686	86,055	223,687	168,686
Research and development expenses	17,337	20,500	41,660	40,372
Gain on sales of businesses, net	—	(974)	—	(122,298)
Acquisition and integration related costs	—	19,030	—	37,588
Operating profit	139,071	123,493	261,835	366,290
Interest and financing expenses	(14,590)	(15,800)	(83,103)	(30,914)
Other expenses, net	(2,710)	(2,297)	(3,504)	(2,250)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	121,771	105,396	175,228	333,126
Income tax expense	23,130	23,656	35,101	49,141
Income from continuing operations before equity in net income of unconsolidated investments	98,641	81,740	140,127	283,985
Equity in net income of unconsolidated investments (net of tax)	15,048	13,846	36,219	29,837
Net income from continuing operations	113,689	95,586	176,346	313,822
Loss from discontinued operations (net of tax)	—	(398,340)	—	(381,028)
Net income (loss)	113,689	(302,754)	176,346	(67,206)
Net income attributable to noncontrolling interests	(10,356)	(12,067)	(21,800)	(19,429)
Net income (loss) attributable to Albemarle Corporation	$103,333	$(314,821)	$154,546	$(86,635)
Basic earnings (loss) per share:
Continuing operations	$0.93	$0.74	$1.39	$2.62
Discontinued operations	—	(3.54)	—	(3.39)
	$0.93	$(2.80)	$1.39	$(0.77)
Diluted earnings (loss) per share:
Continuing operations	$0.92	$0.74	$1.37	$2.61
Discontinued operations	—	(3.52)	—	(3.38)
	$0.92	$(2.78)	$1.37	$(0.77)
Weighted-average common shares outstanding – basic	110,686	112,339	111,336	112,300
Weighted-average common shares outstanding – diluted	112,105	113,175	112,697	112,973
Cash dividends declared per share of common stock	$0.32	$0.305	$0.64	$0.61
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$113,689	$(302,754)	$176,346	$(67,206)
Other comprehensive income (loss), net of tax:
Foreign currency translation	64,069	(51,193)	143,124	47,713
Pension and postretirement benefits	16	419	9	420
Net investment hedge	(14,234)	6,607	(27,919)	(2,917)
Interest rate swap	529	526	1,058	1,051
Total other comprehensive income (loss), net of tax	50,380	(43,641)	116,272	46,267
Comprehensive income (loss)	164,069	(346,395)	292,618	(20,939)
Comprehensive income attributable to noncontrolling interests	(10,588)	(12,219)	(22,493)	(19,864)
Comprehensive income (loss) attributable to Albemarle Corporation	$153,481	$(358,614)	$270,125	$(40,803)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,006,945	$2,269,756
Trade accounts receivable, less allowance for doubtful accounts (2017 – $14,995; 2016 – $15,312)	487,921	486,035
Other accounts receivable	51,306	41,985
Inventories	565,894	450,263
Other current assets	92,382	58,579
Total current assets	2,204,448	3,306,618
Property, plant and equipment, at cost	4,049,070	3,910,522
Less accumulated depreciation and amortization	1,632,241	1,550,382
Net property, plant and equipment	2,416,829	2,360,140
Investments	505,242	457,533
Other assets	161,240	142,320
Goodwill	1,586,450	1,540,032
Other intangibles, net of amortization	417,780	354,564
Total assets	$7,291,989	$8,161,207
Liabilities And Equity
Current liabilities:
Accounts payable	$346,417	$281,874
Accrued expenses	254,764	322,165
Current portion of long-term debt	307,109	247,544
Dividends payable	35,227	34,104
Income taxes payable	40,145	254,416
Total current liabilities	983,662	1,140,103
Long-term debt	1,421,468	2,121,718
Postretirement benefits	50,512	50,538
Pension benefits	306,886	298,695
Other noncurrent liabilities	203,106	194,810
Deferred income taxes	426,564	412,739
Commitments and contingencies (Note 11)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 110,391 in 2017 and 112,524 in 2016	1,104	1,125
Additional paid-in capital	1,850,967	2,084,418
Accumulated other comprehensive loss	(296,833)	(412,412)
Retained earnings	2,205,592	2,121,931
Total Albemarle Corporation shareholders’ equity	3,760,830	3,795,062
Noncontrolling interests	138,961	147,542
Total equity	3,899,791	3,942,604
Total liabilities and equity	$7,291,989	$8,161,207
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					154,546	154,546	21,800	176,346
Other comprehensive income				115,579		115,579	693	116,272
Cash dividends declared					(70,885)	(70,885)	(17,930)	(88,815)
Stock-based compensation and other			8,216			8,216		8,216
Exercise of stock options	62,399	1	3,336			3,337		3,337
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	235,005	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(88,984)	(1)	(8,168)			(8,169)		(8,169)
Balance at June 30, 2017	110,391,127	$1,104	$1,850,967	$(296,833)	$2,205,592	$3,760,830	$138,961	$3,899,791

Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net (loss) income					(86,635)	(86,635)	19,429	(67,206)
Other comprehensive income				45,832		45,832	435	46,267
Cash dividends declared					(68,530)	(68,530)	(17,054)	(85,584)
Stock-based compensation and other			8,560			8,560		8,560
Exercise of stock options	93,719	1	4,939			4,940		4,940
Tax benefit related to stock plans			38			38		38
Issuance of common stock, net	113,235	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(35,367)	—	(1,982)			(1,982)		(1,982)
Balance at June 30, 2016	112,390,938	$1,124	$2,070,705	$(375,456)	$1,460,242	$3,156,615	$149,731	$3,306,346
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash and cash equivalents at beginning of year	$2,269,756	$213,734
Cash flows from operating activities:
Net income (loss)	176,346	(67,206)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	94,192	128,505
Gain on acquisition	(7,433)	—
Gain on sales of businesses, net	—	(122,298)
Stock-based compensation	9,492	8,733
Equity in net income of unconsolidated investments (net of tax)	(36,219)	(30,861)
Dividends received from unconsolidated investments and nonmarketable securities	8,454	31,522
Pension and postretirement (benefit) expense	(7)	3,390
Pension and postretirement contributions	(6,288)	(9,524)
Unrealized gain on investments in marketable securities	(1,553)	(10)
Loss on early extinguishment of debt	52,801	—
Deferred income taxes	(3,204)	414,736
Working capital changes	(353,138)	(108,016)
Other, net	12,102	3,878
Net cash (used in) provided by operating activities	(54,455)	252,849
Cash flows from investing activities:
Acquisitions, net of cash acquired	(39,525)	—
Cash payments related to acquisitions and other	—	(81,988)
Capital expenditures	(97,765)	(99,509)
Cash proceeds from divestitures, net	6,857	310,599
Sales of marketable securities, net	208	969
Repayments from joint ventures	1,250	—
Net cash (used in) provided by investing activities	(128,975)	130,071
Cash flows from financing activities:
Repayments of long-term debt	(751,209)	(382,162)
Other borrowings, net	58,886	67,865
Fees related to early extinguishment of debt	(46,959)	—
Dividends paid to shareholders	(69,762)	(66,791)
Dividends paid to noncontrolling interests	(17,930)	(17,052)
Repurchases of common stock	(250,000)	—
Proceeds from exercise of stock options	3,337	4,939
Withholding taxes paid on stock-based compensation award distributions	(8,169)	(1,982)
Net cash used in financing activities	(1,081,806)	(395,183)
Net effect of foreign exchange on cash and cash equivalents	2,425	(7,810)
Decrease in cash and cash equivalents	(1,262,811)	(20,073)
Cash and cash equivalents at end of period	$1,006,945	$193,661
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016, our consolidated statements of income (loss) and consolidated statements of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016 and our consolidated statements of changes in equity and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. Income tax expense for the six-month period ended June 30, 2017 includes expense of $5.1 million due to an adjustment in the Company's deferred tax liabilities for basis differences in Chilean fixed assets related to the three-month period ended September 30, 2016. The Company does not believe this adjustment is material to the consolidated financial statements for the six-month period ended June 30, 2017, the three- or nine-month periods ended September 30, 2016, or the year ended December 31, 2016. All other adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017. The December 31, 2016 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation. In addition, for the three-month and six-month periods ended June 30, 2017, the Company began reporting its acquisition and integration related costs and restructuring and other costs in Cost of goods sold, Selling, general and administrative expenses and Research and development expenses. See Note 2, “Acquisitions,” and Note 12, “Segment Information,” for further details.
As described further in Note 3, “Divestitures,” on December 14, 2016, the Company closed the sale of its Chemetall® Surface Treatment business to BASF SE. Financial results of this business have been presented as discontinued operations in the consolidated statements of income (loss) and excluded from segment results for the three-month and six-month periods ended June 30, 2016.
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
The aggregate purchase price was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of December 31, 2016, which were based, in part, upon outside preliminary appraisals for certain assets. The preliminary estimated fair values of the assets and liabilities acquired were primarily related to Property, plant and equipment of $29.0 million, Other intangibles of $32.0 million and Deferred tax liabilities of $3.7 million. In addition, the estimated fair value of net working capital acquired was $6.2 million, however, an equal liability was recorded in Accrued expenses, as it will be repaid to the previous owners of the acquired business. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $87.7 million and was recorded as goodwill. The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to goodwill, is based upon preliminary information and is subject to change within the measurement period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the property, plant and equipment, other intangible assets, deferred income taxes, as well as various working capital accounts. The fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the six-month period ended June 30, 2017, the Company purchased inventory with a fair value of $37.0 million in connection with the Jiangli New Materials acquisition, $11.8 million and $31.2 million of which was paid for the during the three-month and six-month periods ended June 30, 2017, respectively. The fair value included the markup of the underlying book value of $23.0 million. The inventory markup is being expensed over the estimated remaining selling period, with $11.9 million and $22.5 million recorded in the three-month and six-month periods ended June 30, 2017, respectively.
Goodwill arising from this acquisition consists largely of the anticipated synergies and economies of scale from the combined assets and the overall strategic importance of the acquired assets to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. The weighted-average amortization periods for the other intangible assets acquired are 20 years for patents and technology, 18 years for customer lists and relationships and 3 years for other. The weighted-average amortization period for all definite-lived intangible assets acquired is 17 years.
On February 1, 2017, the Company acquired the remaining 50% interest in the Sales de Magnesio Ltda. (“Salmag”) joint venture in Chile from SQM Salar S.A. for approximately $8.3 million, net of cash acquired. In connection with the acquisition, the Company recorded a gain of $7.4 million, calculated based on the difference between the purchase price and the book value of the investment in Other expenses, net on the consolidated statements of income (loss) for the six-month period ended June 30, 2017. The calculation of the gain and the fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts.
Acquisition and integration related costs for the three-month and six-month periods ended June 30, 2017 of $1.8 million and $10.7 million were included in Cost of goods sold, respectively, and $4.7 million and $10.1 million were included in Selling, general and administrative expenses, respectively, on our consolidated statements of income (loss). These acquisition and integration related costs relate to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements. Included in Acquisition and integration related costs on our consolidated statements of income (loss) for the three-month and six-month periods ended June 30, 2016 were $18.4 million and $36.1 million, respectively, of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services fees, costs to achieve synergies, relocation costs, and other integration costs) and $0.6 million and $1.5 million, respectively, of costs in connection with other significant projects.

NOTE 3—Divestitures:
Discontinued Operations
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE. On December 14, 2016, the Company closed the sale of this business and received proceeds of approximately $3.1 billion, net of purchase price adjustments. During the second quarter of 2017, we received a final working capital settlement of $6.9 million related to the sale of this business. The sale of the Chemetall Surface Treatment business, a separate reportable segment, qualified for discontinued operations treatment because it represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company accounted for this business as discontinued operations in the consolidated statements of income (loss) and excluded the business from segment results for the three-month and six-month periods ended June 30, 2016. The Company stopped recording depreciation and amortization expense on assets of the Chemetall Surface Treatment business as of the date this business qualified for discontinued operations treatment, in the second quarter of 2016.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The major components of Loss from discontinued operations (net of tax) for the three-month and six-month periods ended June 30, 2016 were as follows (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Net sales	$218,355	$426,542
Cost of goods sold	120,448	233,771
Operating expenses, net	69,595	132,448
Interest and financing expenses(a)	9,911	20,048
Other income, net	(832)	(1,770)
Income before income taxes	19,233	42,045
Income tax expense(b)	417,573	423,073
Loss from discontinued operations (net of tax)	$(398,340)	$(381,028)

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

Depreciation and amortization and capital expenditures from discontinued operations for the six-month period ended June 30, 2016 were as follows (in thousands):

Six Months Ended June 30, 2016
Depreciation and amortization	$35,194
Capital expenditures	$10,371
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
Also included in Gain on sales of businesses, net, for the six-month period ended June 30, 2016 was a loss of $1.5 million on the sale of our wafer reclaim business.
These businesses did not qualify for discontinued operations treatment because the Company’s management did not consider their sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2017 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	All Other	Total
Balance at December 31, 2016	$1,348,261	$20,319	$164,866	$6,586	$1,540,032
Acquisitions(a)	(22,071)	—	—	—	(22,071)
Foreign currency translation adjustments and other	54,468	—	14,021	—	68,489
Balance at June 30, 2017	$1,380,658	$20,319	$178,887	$6,586	$1,586,450

(a)
Primarily represents preliminary purchase price adjustments related to the preliminary appraisal of intangible assets during the measurement period for the Jiangli New Materials acquisition. See Note 2, “Acquisitions,” for additional information.

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2017 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2016	$387,893	$16,514	$38,434	$18,844	$461,685
Acquisitions(b)	1,717	—	25,555	19,917	47,189
Foreign currency translation adjustments and other	21,044	649	1,956	5,013	28,662
Balance at June 30, 2017	$410,654	$17,163	$65,945	$43,774	$537,536
Accumulated Amortization
Balance at December 31, 2016	$(49,165)	$(7,952)	$(31,683)	$(18,321)	$(107,121)
Amortization	(9,716)	—	(830)	(1,043)	(11,589)
Foreign currency translation adjustments and other	(2,594)	(213)	(1,288)	3,049	(1,046)
Balance at June 30, 2017	$(61,475)	$(8,165)	$(33,801)	$(16,315)	$(119,756)
Net Book Value at December 31, 2016	$338,728	$8,562	$6,751	$523	$354,564
Net Book Value at June 30, 2017	$349,179	$8,998	$32,144	$27,459	$417,780

(a)	Balances as of June 30, 2017 and December 31, 2016 include only indefinite-lived intangible assets.

(b)
Represents preliminary purchase price adjustments for the Jiangli New Materials acquisition and the acquisition of the remaining equity interest in Salmag. See Note 2, “Acquisitions,” for additional information.

NOTE 5—Foreign Exchange:
Foreign exchange transaction and revaluation losses were $0.8 million and $5.7 million for the three-month and six-month periods ended June 30, 2017, respectively, and $3.3 million and $3.4 million for the three-month and six-month periods ended June 30, 2016, respectively, and were included in Other expenses, net, in our consolidated statements of income (loss), with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows.

NOTE 6—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2017 was 19.0% and 20.0%, respectively, compared to 22.4% and 14.8% for the three-month and six-month periods ended June 30, 2016, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2017 and 2016 periods was

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the six-month period ended June 30, 2017 included foreign rate changes of $13.1 million and a $5.1 million out-of-period adjustment as described in Note 1, "Basis of Presentation," partially offset by a $9.8 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the quarter and a $4.7 million reduction from the tax effects of share-based compensation awards. Our effective tax rate for the six-month period ended June 30, 2016 was driven down by a variety of factors, primarily low tax gains from the sale of the minerals-based flame retardant business, as well as a favorable mix of earnings in lower tax jurisdictions.

NOTE 7—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and six-month periods ended June 30, 2017 and 2016 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$113,689	$95,586	$176,346	$313,822
Net income from continuing operations attributable to noncontrolling interests	(10,356)	(12,067)	(21,800)	(19,429)
Net income from continuing operations attributable to Albemarle Corporation	$103,333	$83,519	$154,546	$294,393
Denominator:
Weighted-average common shares for basic earnings per share	110,686	112,339	111,336	112,300
Basic earnings per share from continuing operations	$0.93	$0.74	$1.39	$2.62

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$113,689	$95,586	$176,346	$313,822
Net income from continuing operations attributable to noncontrolling interests	(10,356)	(12,067)	(21,800)	(19,429)
Net income from continuing operations attributable to Albemarle Corporation	$103,333	$83,519	$154,546	$294,393
Denominator:
Weighted-average common shares for basic earnings per share	110,686	112,339	111,336	112,300
Incremental shares under stock compensation plans	1,419	836	1,361	673
Weighted-average common shares for diluted earnings per share	112,105	113,175	112,697	112,973
Diluted earnings per share from continuing operations	$0.92	$0.74	$1.37	$2.61
On February 23, 2017, the Company increased the regular quarterly dividend by 5% to $0.32 per share. On May 11, 2017, the Company declared a cash dividend of $0.32 per share, which is payable on July 3, 2017 to shareholders of record at the close of business as of June 15, 2017. On July 10, 2017, the Company declared a cash dividend of $0.32 per share, which is payable on October 2, 2017 to shareholders of record at the close of business as of September 15, 2017.
Under our existing Board authorized share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of the ASR agreement, on June 16, 2017, the transaction was completed and we received and retired a final settlement of 392,905 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. The Company determined that the ASR agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. In total we received and retired 2,341,083 shares under this agreement, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2017.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

No more than 15,000,000 shares can be repurchased under the Company’s authorized share repurchase program. As of June 30, 2017, there were 12,658,917 remaining shares available for repurchase under the Company’s authorized share repurchase program.
NOTE 8—Inventories:
The following table provides a breakdown of inventories at June 30, 2017 and December 31, 2016 (in thousands):

	June 30,	December 31,
	2017	2016
Finished goods(a)	$385,798	$289,102
Raw materials and work in process(b)	126,364	109,706
Stores, supplies and other	53,732	51,455
Total inventories	$565,894	$450,263

(a)	Increase primarily due to the Jiangli New Materials acquisition and the build up of inventory at several Lithium and Advanced Materials segment locations.

(b)	Included $53.7 million and $47.1 million at June 30, 2017 and December 31, 2016, respectively, of work in process related to the Lithium product category.

NOTE 9—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $332.6 million and $288.6 million at June 30, 2017 and December 31, 2016, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $8.1 million and $8.8 million at June 30, 2017 and December 31, 2016, respectively. Our unconsolidated VIE’s are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10—Long-Term Debt:
Long-term debt at June 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
1.875% Senior notes, net of unamortized discount and debt issuance costs of $4,278 at June 30, 2017 and $7,823 at December 31, 2016	$441,151	$719,617
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,286 at December 31, 2016	—	248,714
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,615 at June 30, 2017 and $3,859 at December 31, 2016	421,385	421,141
4.50% Senior notes, net of unamortized discount and debt issuance costs of $1,041 at June 30, 2017 and $2,380 at December 31, 2016	174,174	347,620
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,236 at June 30, 2017 and $4,313 at December 31, 2016	345,764	345,687
Commercial paper notes	307,000	247,503
Variable-rate foreign bank loans	38,742	38,939
Other	361	41
Total long-term debt	1,728,577	2,369,262
Less amounts due within one year	307,109	247,544
Long-term debt, less current portion	$1,421,468	$2,121,718
In the first quarter of 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, Interest and financing expenses on the consolidated statements of income (loss) includes a loss on early extinguishment of debt of $52.8 million for the six-month period ended June 30, 2017, representing the tender premiums, fees, unamortized discounts and unamortized deferred financings costs from the redemption of these senior notes.
Current portion of long-term debt at June 30, 2017 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 1.71% and a weighted-average maturity of 28 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2017, losses of $14.2 million and $27.9 million (net of income taxes), respectively, and during the three-month and six-month periods ended June 30, 2016, gains (losses) of $6.6 million and ($2.9) million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 11—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2017, as follows (in thousands):

Beginning balance at December 31, 2016	$34,919
Expenditures	(894)
Accretion of discount	370
Foreign currency translation adjustments and other	1,643
Ending balance at June 30, 2017	36,038
Less amounts reported in Accrued expenses	2,390
Amounts reported in Other noncurrent liabilities	$33,648
Environmental remediation liabilities included discounted liabilities of $24.5 million and $22.8 million at June 30, 2017 and December 31, 2016, respectively, discounted at rates with a weighted-average of 3.6%, with the undiscounted amount

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

totaling $63.6 million and $61.1 million at June 30, 2017 and December 31, 2016, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $42.8 million and $38.2 million at June 30, 2017 and December 31, 2016, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net sales:
Lithium and Advanced Materials	$317,859	$233,353	$602,234	$449,526
Bromine Specialties	203,945	206,863	423,136	403,416
Refining Solutions	184,217	178,012	369,629	348,591
All Other	30,704	50,626	63,123	122,715
Corporate	533	473	1,199	2,290
Total net sales	$737,258	$669,327	$1,459,321	$1,326,538

Adjusted EBITDA:
Lithium and Advanced Materials	$132,549	$82,668	$252,571	$169,142
Bromine Specialties	62,075	66,562	130,563	128,170
Refining Solutions	50,078	61,586	99,657	116,660
All Other	2,444	876	7,600	9,340
Corporate	(28,205)	(21,221)	(60,074)	(40,808)
Total adjusted EBITDA	$218,941	$190,471	$430,317	$382,504

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$95,350	$51,739	$40,463	$187,552	$152	$(84,371)	$103,333
Depreciation and amortization	25,278	10,336	9,615	45,229	2,292	1,601	49,122
Utilization of inventory markup(a)	11,921	—	—	11,921	—	—	11,921
Restructuring and other, net(b)	—	—	—	—	—	4,235	4,235
Acquisition and integration related costs(c)	—	—	—	—	—	6,479	6,479
Interest and financing expenses	—	—	—	—	—	14,590	14,590
Income tax expense	—	—	—	—	—	23,130	23,130
Non-operating pension and OPEB items	—	—	—	—	—	(1,053)	(1,053)
Multiemployer plan shortfall contributions(d)	—	—	—	—	—	4,940	4,940
Other(e)	—	—	—	—	—	2,244	2,244
Adjusted EBITDA	$132,549	$62,075	$50,078	$244,702	$2,444	$(28,205)	$218,941
Three months ended June 30, 2016
Net income (loss) attributable to Albemarle Corporation	$56,880	$56,747	$52,472	$166,099	$(1,503)	$(479,417)	$(314,821)
Depreciation and amortization	25,788	9,815	9,114	44,717	3,353	1,635	49,705
Gain on sales of businesses(f)	—	—	—	—	(974)	—	(974)
Acquisition and integration related costs(c)	—	—	—	—	—	19,030	19,030
Interest and financing expenses	—	—	—	—	—	15,800	15,800
Income tax expense	—	—	—	—	—	23,656	23,656
Loss from discontinued operations (net of tax)	—	—	—	—	—	398,340	398,340
Non-operating pension and OPEB items	—	—	—	—	—	(265)	(265)
Adjusted EBITDA	$82,668	$66,562	$61,586	$210,816	$876	$(21,221)	$190,471
Six months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$189,456	$110,433	$80,937	$380,826	$3,398	$(229,678)	$154,546
Depreciation and amortization	48,021	20,130	18,720	86,871	4,202	3,119	94,192
Utilization of inventory markup(a)	22,527	—	—	22,527	—	—	22,527
Restructuring and other(b)	—	—	—	—	—	17,141	17,141
Gain on acquisition(g)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(c)	—	—	—	—	—	20,760	20,760
Interest and financing expenses(h)	—	—	—	—	—	83,103	83,103
Income tax expense	—	—	—	—	—	35,101	35,101
Non-operating pension and OPEB items	—	—	—	—	—	(2,116)	(2,116)
Multiemployer plan shortfall contributions(d)	—	—	—	—	—	4,940	4,940
Other(e)	—	—	—	—	—	7,556	7,556
Adjusted EBITDA	$252,571	$130,563	$99,657	$482,791	$7,600	$(60,074)	$430,317
Six months ended June 30, 2016
Net income (loss) attributable to Albemarle Corporation	$120,207	$108,600	$98,786	$327,593	$129,206	$(543,434)	$(86,635)
Depreciation and amortization	48,935	19,570	17,874	86,379	3,965	2,970	93,314
(Gain) loss on sales of businesses, net(f)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(c)	—	—	—	—	—	37,588	37,588
Interest and financing expenses	—	—	—	—	—	30,914	30,914
Income tax expense	—	—	—	—	—	49,141	49,141

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loss from discontinued operations (net of tax)	—	—	—	—	—	381,028	381,028
Non-operating pension and OPEB items	—	—	—	—	—	(548)	(548)
Adjusted EBITDA	$169,142	$128,170	$116,660	$413,972	$9,340	$(40,808)	$382,504

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.0 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month and six-month periods ended June 30, 2017, $11.9 million and $22.5 million, respectively, was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $4.2 million in Selling, general and administrative expenses for the three-month period ended June 30, 2017 and $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses for the six-month period ended June 30, 2017, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at June 30, 2017, with the expectation that the majority of these plans will be completed by the end of 2017.

(c)	See Note 2, “Acquisitions,” for additional information.

(d)	Included shortfall contributions for our multiemployer plan financial improvement plan. See Note 13, “Pension Plans and Other Postretirement Benefits,” for additional information.

(e)
Included amounts for the three-month and six-month periods ended June 30, 2017 recorded in (1) Selling, general and administrative expenses related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition of $1.0 million; and (2) Other expenses, net related to final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.2 million primarily related to a competent authority agreement for a previously disposed business. Also included in Other expenses, net for the six-month period ended June 30, 2017 are $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business.

(f)	See Note 3, “Divestitures,” for additional information.

(g)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(h)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 10, “Long-term Debt,” for additional information.

NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) from continuing operations for the three-month and six-month periods ended June 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Pension Benefits Cost (Credit):
Service cost	$1,020	$1,233	$2,023	$2,281
Interest cost	8,320	9,498	16,608	18,863
Expected return on assets	(9,931)	(10,337)	(19,839)	(20,509)
Actuarial gain	—	—	—	(50)
Amortization of prior service benefit	46	440	73	468
Total net pension benefits (credit) cost	$(545)	$834	$(1,135)	$1,053
Postretirement Benefits Cost (Credit):
Service cost	$30	$28	$61	$57
Interest cost	585	621	1,170	1,242
Expected return on assets	(27)	(47)	(55)	(94)
Amortization of prior service benefit	(24)	(24)	(48)	(48)
Total net postretirement benefits cost	$564	$578	$1,128	$1,157
Total net pension and postretirement benefits cost (credit)(a)	$19	$1,412	$(7)	$2,210

(a)
For the three-month and six-month periods ended June 30, 2016, $0.6 million and $1.2 million, respectively, of net pension and postretirement benefits cost are included in Loss from discontinued operations (net of tax) in the consolidated statements of income (loss). See Note 3, “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

During the three-month and six-month periods ended June 30, 2017, we made contributions of $2.7 million and $5.1 million, respectively, to our qualified and nonqualified pension plans for continuing operations. During the three-month and six-month periods ended June 30, 2016, we made contributions of $3.6 million and $6.0 million, respectively, to our qualified and nonqualified pension plans for continuing operations. Contributions to discontinued operations qualified and nonqualified pension plans were $0.9 million and $1.9 million, respectively, for the three-month and six-month periods ended June 30, 2016.
We paid $0.7 million and $1.2 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2017, respectively. During the three-month and six-month periods ended June 30, 2016, we paid $0.8 million and $1.6 million, respectively, in premiums to the U.S. postretirement benefit plan.
Multiemployer Plan
Our normal contributions to the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) multiemployer plan for continuing operations were approximately $0.3 million and $0.5 million during the three-month and six-month periods ended June 30, 2017, respectively. During the three-month and six-month periods ended June 30, 2016, we made contributions of approximately $0.3 million and $0.6 million, respectively, to the DN Pensionskasse multiemployer plan for continuing operations. Contributions for discontinued operations were approximately $0.2 million and $0.4 million during the three-month and six-month periods ended June 30, 2016, respectively.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the three-month and six-month periods ended June 30, 2017, we made contributions for our employees covered under this plan of approximately $2.0 million, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. In addition, during the three-month and six-month periods ended June 30, 2017, we made contributions relating to this financial improvement plan to indemnify previously divested businesses of approximately $2.9 million, recorded in Other expenses, net.

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

	June 30, 2017		December 31, 2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,736,973	$1,845,514	$2,381,370	$2,472,813
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2017 and December 31, 2016, we had outstanding foreign currency forward contracts with notional values totaling $298.8 million and $251.6 million, respectively. Our foreign currency forward contracts outstanding at June 30, 2017 and December 31, 2016 were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. At June 30, 2017, $0.4 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts, and at December 31, 2016, $0.2 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other expenses, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net. For the three-month and six-month periods ended June 30, 2017, we recognized gains of $3.7 million and $8.2 million, respectively, in Other expenses, net, in our consolidated statements of income (loss) related to the change in fair value of our foreign currency forward contracts. For the three-month and six-month periods ended

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

June 30, 2016, we recognized losses of $10.7 million and $4.9 million, respectively, in Other expenses, net, in our consolidated statements of income (loss) related to the change in the fair value of our foreign currency forward contracts. Also, for the six-month periods ended June 30, 2017 and 2016, we recorded (gains) losses of ($8.2) million and $4.9 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash receipts (settlements) of $7.7 million and ($4.8) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the six-month period ended June 30, 2017. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$23,432	$23,432	$—	$—
Private equity securities(b)	$35	$35	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,489	$—	$—	$—
Foreign currency forward contracts(d)	$370	$—	$370	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$23,432	$23,432	$—	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Private equity securities(b)	$35	$35	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,498	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Foreign currency forward contracts(d)	$182	$—	$182	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)
We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income (loss)) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.

(b)
Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other expenses, net, in our consolidated statements of income (loss).

(c)
Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended June 30, 2017
Balance at March 31, 2017	$(405,527)	$69	$74,693	$(16,216)	$(346,981)
Other comprehensive income (loss) before reclassifications	64,069	—	(14,234)	—	49,835
Amounts reclassified from accumulated other comprehensive loss	—	16	—	529	545
Other comprehensive income (loss), net of tax	64,069	16	(14,234)	529	50,380
Other comprehensive income attributable to noncontrolling interests	(232)	—	—	—	(232)
Balance at June 30, 2017	$(341,690)	$85	$60,459	$(15,687)	$(296,833)
Three months ended June 30, 2016
Balance at March 31, 2016	$(365,291)	$(757)	$52,721	$(18,336)	$(331,663)
Other comprehensive (loss) income before reclassifications	(51,193)	—	6,607	—	(44,586)
Amounts reclassified from accumulated other comprehensive loss	—	419	—	526	945
Other comprehensive (loss) income, net of tax	(51,193)	419	6,607	526	(43,641)
Other comprehensive income attributable to noncontrolling interests	(152)	—	—	—	(152)
Balance at June 30, 2016	$(416,636)	$(338)	$59,328	$(17,810)	$(375,456)
Six months ended June 30, 2017
Balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	143,124	—	(27,919)	—	115,205
Amounts reclassified from accumulated other comprehensive loss	—	9	—	1,058	1,067
Other comprehensive income (loss), net of tax	143,124	9	(27,919)	1,058	116,272
Other comprehensive income attributable to noncontrolling interests	(693)	—	—	—	(693)
Balance at June 30, 2017	$(341,690)	$85	$60,459	$(15,687)	$(296,833)
Six months ended June 30, 2016
Balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive income (loss) before reclassifications	47,713	—	(2,917)	—	44,796
Amounts reclassified from accumulated other comprehensive loss	—	420	—	1,051	1,471
Other comprehensive income (loss), net of tax	47,713	420	(2,917)	1,051	46,267
Other comprehensive income attributable to noncontrolling interests	(435)	—	—	—	(435)
Balance at June 30, 2016	$(416,636)	$(338)	$59,328	$(17,810)	$(375,456)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016 is provided in the following tables (in thousands):

	Three Months Ended June 30,
	2017				2016
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$64,069	$16	$(22,446)	$834	$(50,738)	$422	$10,490	$834
Income tax benefit (expense)	—	—	8,212	(305)	(455)	(3)	(3,883)	(308)
Other comprehensive income (loss), net of tax	$64,069	$16	$(14,234)	$529	$(51,193)	$419	$6,607	$526

	Six Months Ended June 30,
	2017				2016
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$144,210	$10	$(44,026)	$1,668	$48,539	$426	$(4,631)	$1,668
Income tax (expense) benefit	(1,086)	(1)	16,107	(610)	(826)	(6)	1,714	(617)
Other comprehensive income (loss), net of tax	$143,124	$9	$(27,919)	$1,058	$47,713	$420	$(2,917)	$1,051

NOTE 17—Related Party Transactions:
Our condensed consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales to unconsolidated affiliates	$9,255	$8,231	$16,444	$14,405
Purchases from unconsolidated affiliates	55,949	27,160	96,519	62,781

NOTE 18—Recently Issued Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. In March 2016 and April 2016, the FASB issued amendments to this new guidance that provides clarification about principal versus agent considerations, identification of performance obligations and accounting for the licensing of intellectual property. In May 2016, the FASB issued an amendment to the guidance that provides clarification about collectibility, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued an amendment to the guidance that provides narrow-scope improvements and practical expedient regarding collectibility, presentation of sales tax collected from customers, non-cash considerations, contract modifications at transition, completed contracts at transition and other technical corrections. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. We expect to adopt the new standard in the first quarter of 2018 using the modified retrospective method. We have made significant progress in evaluating our existing contracts and accounting policies to determine the impact this standard will have on the condensed consolidated financial statements and related disclosures. In addition, we are in the process of implementing appropriate

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

changes to the business processes and controls to support recognition and disclosure under the new standard, as well as continuing to assess the new disclosures that will be required in the first quarter of 2018, following the adoption of this new standard.
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
In March 2016, the FASB issued accounting guidance that simplifies several aspects of the accounting for share-based payment awards. Among other things, this guidance requires all tax effects related to share-based payment awards to be recognized as income tax expense or benefit on the income statement, thus eliminating all additional paid-in capital pools. An entity should recognize excess tax benefits regardless of whether the benefit reduces income taxes payable in the current period. For interim reporting purposes, excess tax benefits and tax deficiencies should be accounted for as discrete items in the reporting period in which they occur. Additionally, this new guidance requires all tax related cash flows resulting from share-based payments to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This guidance became effective on January 1, 2017. The impact of recognizing excess tax benefits in the income statement resulted in a $0.6 million and $4.7 million reduction in Income tax expense for the three-month and six-month periods ended June 30, 2017, respectively. The remaining aspects of adopting this guidance did not have a material impact on our condensed consolidated financial statements.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
In May 2017, the FASB issued accounting guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This new guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our financial statements.

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
The following is a discussion and analysis of results of operations for the three-month and six-month periods ended June 30, 2017 and 2016. A discussion of consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 40.
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
Second Quarter 2017
During the second quarter of 2017:

•
We completed our accelerated share repurchase (“ASR”) agreement, receiving and retiring a final settlement of 392,905 shares in June 2017. Under this agreement we received and retired a total of 2,341,083 shares during the six months ended June 30, 2017.

•	Our board of directors declared a quarterly dividend of $0.32 per share on May 11, 2017, which was paid on July 3, 2017 to shareholders of record at the close of business as of June 15, 2017.

•
Our net sales for the quarter were $737.3 million, up 10% from net sales of $669.3 million in the second quarter of 2016. Net sales from our reportable segments for the quarter were $706.0 million, an increase of 14% from net sales of $618.2 million in the second quarter of 2016.

•	Earnings per share were $0.92 (on a diluted basis), an increase from second quarter 2016 results of $0.74 per diluted share from continuing operations.

•
Cash (used in) provided by operating activities was ($137.0) million in the second quarter, a decrease from $80.1 million in the second quarter 2016. Operating cash flows in the second quarter 2017 included the payment of federal and state taxes resulting from the sale of the Chemetall Surface Treatment business of approximately $255 million.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage continues to accelerate, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present unique opportunities for value and growth as we have positioned ourselves to manage changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment and an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to improved economic conditions.
Lithium and Advanced Materials: We expect continued strong year over year growth for the remainder of 2017, led by strong underlying demand in battery-grade applications, increased lithium carbonate and hydroxide conversion capacity and price improvement in Lithium. PCS experienced weaker profitability in 2016 due to weakness in the curatives market and the bankruptcy filing of one of our customers which resulted in a $10 million impact to Income from continuing operations before income taxes and adjusted EBITDA during the year. While we experienced further negative impacts from the bankruptcy filing in 2017, we expect PCS profitability to stabilize in 2017 due to productivity gains and increased volumes due to market demand, offset by unfavorable pricing due to excess supply.
On a longer term basis, we believe that demand for lithium will continue to grow as new applications for lithium power continue to be developed and the adoption of plug-in hybrid electric vehicles and battery electric vehicles accelerates. In addition, we expect growth in PCS from growing global demand for plastics driven by rising standards of living and infrastructure spending, particularly in Asia and the Middle East.
Bromine Specialties: The Bromine Specialties performed well in the first half of 2017, with year over year adjusted EBITDA growth driven by strong fire safety and other derivative volume increases and productivity improvements. While encouraged by the first half of 2017 results, we are cautiously optimistic for the remainder of the year due to sustained low oil prices impacting our drilling fluids business and overall demand and supply economics in fire safety and other derivatives.
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

Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2017 to be approximately 18.3%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions. We also anticipate the potential for increased periodic volatility in future effective tax rates from the continuing impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, which was adopted in the first quarter of 2017.
In the first quarter of 2017, we increased our quarterly dividend rate to $0.32 per share. During the six months ended June 30, 2017, we received and retired approximately 2.3 million shares of our common stock under our share repurchase program and the ASR agreement, and we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
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

Results of Operations
The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income (loss).
Second Quarter 2017 Compared to Second Quarter 2016
Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2017	2016	2017 vs. 2016
	(In thousands, except percentages and per share amounts)
NET SALES	$737,258	$669,327	10%
Cost of goods sold	465,164	421,223	10%
GROSS PROFIT	272,094	248,104	10%
GROSS PROFIT MARGIN	36.9%	37.1%
Selling, general and administrative expenses	115,686	86,055	34%
Research and development expenses	17,337	20,500	(15)%
Gain on sales of businesses	—	(974)	(100)%
Acquisition and integration related costs	—	19,030	(100)%
OPERATING PROFIT	139,071	123,493	13%
OPERATING PROFIT MARGIN	18.9%	18.5%
Interest and financing expenses	(14,590)	(15,800)	(8)%
Other expenses, net	(2,710)	(2,297)	18%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	121,771	105,396	16%
Income tax expense	23,130	23,656	(2)%
Effective tax rate	19.0%	22.4%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	98,641	81,740	21%
Equity in net income of unconsolidated investments (net of tax)	15,048	13,846	9%
NET INCOME FROM CONTINUING OPERATIONS	113,689	95,586	19%
Loss from discontinued operations (net of tax)	—	(398,340)	(100)%
NET INCOME (LOSS)	113,689	(302,754)	*
Net income attributable to noncontrolling interests	(10,356)	(12,067)	(14)%
NET INCOME (LOSS) ATTRIBUTABLE TO ALBEMARLE CORPORATION	$103,333	$(314,821)	*
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	15.4%	14.3%
Basic earnings (loss) per share:
Continuing operations	$0.93	$0.74	26%
Discontinued operations	—	(3.54)	(100)%
	$0.93	$(2.80)	*
Diluted earnings (loss) per share:
Continuing operations	$0.92	$0.74	24%
Discontinued operations	—	(3.52)	(100)%
	$0.92	$(2.78)	*
*Percentage calculation is not meaningful.

Net Sales
For the three-month period ended June 30, 2017, we recorded net sales of $737.3 million, an increase of $67.9 million, or 10%, compared to net sales of $669.3 million for the three-month period ended June 30, 2016. Net sales increased due to $48.7 million of higher volumes resulting from market demand and $35.9 million of favorable price impacts, partially offset by $3.8 million of unfavorable currency exchange impacts and $12.9 million related to the divested minerals-based flame retardants and specialty chemicals business.
Gross Profit
For the three-month period ended June 30, 2017, our gross profit increased $24.0 million, or 10%, from the corresponding 2016 period. Included in Costs of goods sold for the three-month period ended June 30, 2017 are a $11.9 million charge related to the markup of inventory purchased as part of the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) and $1.8 million of acquisition and integration related costs resulting from the Jiangli New Materials acquisition. In addition, gross profit decreased $0.7 million related to the divested minerals-based flame retardants and specialty chemicals business. Excluding the impact of these items, gross profit increased by $38.4 million, or 15%, due primarily to higher overall sales volumes and $35.9 million in favorable price impacts. Overall, these factors contributed to a lower gross profit margin for the three-month period ended June 30, 2017 of 36.9%, down from 37.1% in the corresponding period in 2016. Excluding the impact of the charges noted above, gross profit margin was 38.8% for the three-month period ended June 30, 2017 as compared to 37.7% in the corresponding period in 2016.
Selling, General and Administrative Expenses
For the three-month period ended June 30, 2017, our selling, general and administrative (“SG&A”) expenses increased $29.6 million, or 34%, from the three-month period ended June 30, 2016. The three-month period ended June 30, 2017 includes $4.7 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials, $4.2 million of restructuring costs related to several locations and $2.0 million of multiemployer plan financial improvement plan shortfall contributions for our employees. Excluding the impact of these charges, SG&A increased $18.7 million primarily due to increased compensation related costs, Lithium growth spending and professional fees. As a percentage of net sales, SG&A expenses were 15.7% for the three-month period ended June 30, 2017, compared to 12.9% for the corresponding period in 2016.
Research and Development Expenses
For the three-month period ended June 30, 2017, our research and development (“R&D”) expenses decreased $3.2 million, or 15%, from the three-month period ended June 30, 2016. As a percentage of net sales, R&D expenses were 2.4% and 3.1% for the three-month periods ended June 30, 2017 and 2016, respectively.
Gain on Sales of Businesses
In the second quarter of 2016, we recorded an adjustment to the previously reported gain, before income taxes, of $1.0 million related to the sale of the minerals-based flame retardants and specialty chemicals business that closed in 2016.
Acquisition and Integration Related Costs
The three-month period ended June 30, 2016 included $18.4 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $0.6 million of costs in connection with other significant projects. Acquisition and integration related costs for the three-month period ended June 30, 2017 are reported in Cost of goods sold and SG&A, as noted above.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended June 30, 2017 decreased $1.2 million to $14.6 million from the corresponding 2016 period, due mainly to the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes in the first quarter of 2017.
Other Expenses, Net
Other expenses, net, for the three-month period ended June 30, 2017 was $2.7 million compared to $2.3 million for the corresponding 2016 period. The change was primarily due to $2.9 million of multiemployer plan financial improvement plan shortfall contributions to indemnify previously divested businesses, final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.2 million primarily related to a competent authority agreement for a previously disposed business, partially offset by a decrease in foreign exchange losses of $2.6 million and increased interest income.

Income Tax Expense
The effective income tax rate for the second quarter of 2017 was 19.0% compared to 22.4% for the second quarter of 2016. Our effective income tax rate differs from the U.S. Federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S, and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The decrease in the effective tax rate for the three-month period ended June 30, 2017 compared to the same period last year, was driven by a variety of factors, primarily stemming from the $7.6 million discrete tax expense in 2016 related to a change in the Company’s assertion over book and tax basis differences.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $15.0 million for the three-month period ended June 30, 2017 compared to $13.8 million in the same period last year. This increase of $1.2 million was primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture Windfield Holdings Pty. Ltd. resulting from higher sales volumes.
Loss from Discontinued Operations
The three-month period ended June 30, 2016 loss from discontinued operations, after income taxes, of $398.3 million included a non-recurring, non-cash tax charge of $416.7 million related to the change in the Company’s assertion over book and tax basis differences for certain entities included in the sale of the Chemetall Surface Treatment business.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended June 30, 2017, net income attributable to noncontrolling interests was $10.4 million compared to $12.1 million in the same period last year. This decrease of $1.7 million was due primarily to a decrease in consolidated income related to our Jordanian joint venture from lower sales volumes in the quarter.
Net Income (Loss) Attributable to Albemarle Corporation
Net income (loss) attributable to Albemarle Corporation increased to $103.3 million in the three-month period ended June 30, 2017, from ($314.8) million in the three-month period ended June 30, 2016. The three-month period ended June 30, 2016 included a non-recurring, non-cash tax charge of $416.7 million related to the decision to sell the Chemetall Surface Treatment business. Excluding this charge, net income (loss) attributable to Albemarle increased by $1.4 million. The increase is primarily due to the increase in gross profit from higher overall sales volumes and favorable price impacts and a lower effective tax rate, partially offset by an increase in selling, general and administrative expenses and income before taxes from discontinued operations in 2016.
Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $50.4 million for the three-month period ended June 30, 2017 compared to ($43.6) million for the corresponding period in 2016. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $64.1 million, mainly as a result of favorable movements in the European Union Euro of approximately $67 million and the Chinese Renminbi of approximately $4 million, partially offset by unfavorable movements in the Brazilian Real of approximately $3 million and the Korean Won of approximately $3 million. Also included in total other comprehensive income for the 2017 period is a loss of $14.2 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2016 period, other comprehensive loss from foreign currency translation adjustments was $51.2 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $37 million and the British Pound Sterling of approximately $15 million, partially offset by a favorable variance in the Brazilian Real of approximately $9 million. Also included in total other comprehensive loss for the 2016 period is income of $6.6 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.

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
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only fine chemistry business, that does not fit into any of our core businesses.

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

	Three Months Ended June 30,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$317,859	43.1%	$233,353	34.9%	36%
Bromine Specialties	203,945	27.7%	206,863	30.9%	(1)%
Refining Solutions	184,217	25.0%	178,012	26.6%	3%
All Other	30,704	4.2%	50,626	7.6%	(39)%
Corporate	533	—%	473	—%	13%
Total net sales	$737,258	100.0%	$669,327	100.0%	10%

Adjusted EBITDA:
Lithium and Advanced Materials	$132,549	60.5%	$82,668	43.4%	60%
Bromine Specialties	62,075	28.4%	66,562	34.9%	(7)%
Refining Solutions	50,078	22.9%	61,586	32.3%	(19)%
All Other	2,444	1.1%	876	0.5%	179%
Corporate	(28,205)	(12.9)%	(21,221)	(11.1)%	33%
Total adjusted EBITDA	$218,941	100.0%	$190,471	100.0%	15%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$95,350	$51,739	$40,463	$187,552	$152	$(84,371)	$103,333
Depreciation and amortization	25,278	10,336	9,615	45,229	2,292	1,601	49,122
Utilization of inventory markup(a)	11,921	—	—	11,921	—	—	11,921
Restructuring and other(b)	—	—	—	—	—	4,235	4,235
Acquisition and integration related costs(c)	—	—	—	—	—	6,479	6,479
Interest and financing expenses	—	—	—	—	—	14,590	14,590
Income tax expense	—	—	—	—	—	23,130	23,130
Non-operating pension and OPEB items	—	—	—	—	—	(1,053)	(1,053)
Multiemployer plan shortfall contributions(d)	—	—	—	—	—	4,940	4,940
Other(e)	—	—	—	—	—	2,244	2,244
Adjusted EBITDA	$132,549	$62,075	$50,078	$244,702	$2,444	$(28,205)	$218,941
Three months ended June 30, 2016
Net income (loss) attributable to Albemarle Corporation	$56,880	$56,747	$52,472	$166,099	$(1,503)	$(479,417)	$(314,821)
Depreciation and amortization	25,788	9,815	9,114	44,717	3,353	1,635	49,705
Gain on sales of businesses(f)	—	—	—	—	(974)	—	(974)
Acquisition and integration related costs(g)	—	—	—	—	—	19,030	19,030
Interest and financing expenses	—	—	—	—	—	15,800	15,800
Income tax expense	—	—	—	—	—	23,656	23,656
Loss from discontinued operations (net of tax)	—	—	—	—	—	398,340	398,340
Non-operating pension and OPEB items	—	—	—	—	—	(265)	(265)
Adjusted EBITDA	$82,668	$66,562	$61,586	$210,816	$876	$(21,221)	$190,471

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.0 million. The inventory markup is being expensed over the estimated remaining selling period. For the three-month period ended June 30, 2017, $11.9 million was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
During 2017, we initiated actions to reduce costs at several locations. Based on these restructuring plans, we have recorded expenses of $4.2 million in Selling, general and administrative expenses in the three-month period ended June 30, 2017, related to restructuring costs. The unpaid balance is recorded in Accrued expenses at June 30, 2017, with the expectation that the majority of these plan will be completed by the end of 2017.

(c)
Acquisition and integration related costs of $1.8 million and $4.7 million were included in Cost of goods sold and Selling, general and administrative expenses, respectively, for the three-month period ended June 30, 2017, related to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(d)
Included in Selling, general and administrative expenses is $2.0 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $2.9 million, included in Other expenses, net, have been made to indemnify previously divested businesses.

(e)
Included amounts recorded in (1) Selling, general and administrative expenses related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition of $1.0 million; and (2) Other expenses, net related to final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.2 million primarily related to a competent authority agreement for a previously disposed business.

(f)	See “Gain on Sales of Businesses” on page 30 for a description of these items.

(g)	See “Acquisition and Integration Related Costs” on page 30 for a description of these items.
Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the three-month period ended June 30, 2017 were $317.9 million, up $84.5 million, or 36%, in comparison to the same period in 2016. The increase was primarily driven by $39.2 million of favorable Lithium sales volumes, largely from battery grade applications, due to market demand and $48.7 million of favorable

Lithium price impacts due primarily to price increases in our battery grade lithium carbonate and hydroxide applications. This is partially offset by $1.6 million of unfavorable PCS volumes and price impacts primarily due to weakness in the organometallics product family and the bankruptcy filing of one of our customers, as well as $1.8 million of unfavorable currency translation impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 60%, or $49.9 million, to $132.5 million for the three-month period ended June 30, 2017, compared to the same period in 2016, primarily due to higher overall sales volumes and favorable pricing, partially offset by $1.7 million of unfavorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended June 30, 2017 were $203.9 million, down $2.9 million, or 1%, in comparison to the same period in 2016. The decrease was driven mainly by $2.1 million of unfavorable pricing impacts and $0.6 million of unfavorable currency translation impacts. Adjusted EBITDA for Bromine Specialties was down 7%, or $4.5 million, to $62.1 million for the three-month period ended June 30, 2017, compared to the same period in 2016, primarily due to lower volume and pricing, unfavorable product mix and higher variable and fixed costs.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended June 30, 2017 were $184.2 million, an increase of $6.2 million, or 3%, compared to the three-month period ended June 30, 2016. This increase was primarily due to $10.9 million of higher volumes from market conditions, partially offset by $3.3 million unfavorable price impacts due to customer and product mix and $1.4 million of unfavorable currency exchange impacts. Refining Solutions adjusted EBITDA decreased 19%, or $11.5 million, to $50.1 million for the three-month period ended June 30, 2017 in comparison to the corresponding period of 2016. This decrease was primarily due to unfavorable mix impacts and higher costs.
All Other
All Other net sales for the three-month period ended June 30, 2017 were $30.7 million, a decrease of $19.9 million, or 39%, compared to the three-month period ended June 30, 2016. This decrease was primarily due to the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $12.9 million, as well as unfavorable fine chemistry services pricing impacts due to a contract formula change which did not impact earnings and lower sales volumes from fine chemistry services. All Other adjusted EBITDA was up 179%, or $1.6 million, for the three-month period ended June 30, 2017 in comparison to the corresponding period of 2016. Excluding the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $0.6 million, All Other adjusted EBITDA increased by $2.2 million due to lower variable and fixed costs for fine chemistry services.
Corporate
Corporate adjusted EBITDA was a loss of $28.2 million for the three-month period ended June 30, 2017, compared to a loss of $21.2 million for the corresponding period of 2016. The change was primarily due to increased compensation costs and professional fees, partially offset by $2.5 million of favorable currency exchange impacts.

Six Months 2017 Compared to Six Months 2016
Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2017	2016	2017 vs. 2016
	(In thousands, except percentages and per share amounts)
NET SALES	$1,459,321	$1,326,538	10%
Cost of goods sold	932,139	835,900	12%
GROSS PROFIT	527,182	490,638	7%
GROSS PROFIT MARGIN	36.1%	37.0%
Selling, general and administrative expenses	223,687	168,686	33%
Research and development expenses	41,660	40,372	3%
Gain on sales of businesses, net	—	(122,298)	(100)%
Acquisition and integration related costs	—	37,588	(100)%
OPERATING PROFIT	261,835	366,290	(29)%
OPERATING PROFIT MARGIN	17.9%	27.6%
Interest and financing expenses	(83,103)	(30,914)	169%
Other expenses, net	(3,504)	(2,250)	56%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	175,228	333,126	(47)%
Income tax expense	35,101	49,141	(29)%
Effective tax rate	20.0%	14.8%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	140,127	283,985	(51)%
Equity in net income of unconsolidated investments (net of tax)	36,219	29,837	21%
NET INCOME FROM CONTINUING OPERATIONS	176,346	313,822	(44)%
Loss from discontinued operations (net of tax)	—	(381,028)	(100)%
NET INCOME (LOSS)	176,346	(67,206)	*
Net income attributable to noncontrolling interests	(21,800)	(19,429)	12%
NET INCOME (LOSS) ATTRIBUTABLE TO ALBEMARLE CORPORATION	$154,546	$(86,635)	*
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	12.1%	23.7%
Basic earnings (loss) per share:
Continuing operations	$1.39	$2.62	(47)%
Discontinued operations	—	(3.39)	(100)%
	$1.39	$(0.77)	*
Diluted earnings (loss) per share:
Continuing operations	$1.37	$2.61	(48)%
Discontinued operations	—	(3.38)	(100)%
	$1.37	$(0.77)	*
*Percentage calculation is not meaningful.
Net Sales
For the six-month period ended June 30, 2017, we recorded net sales of $1.46 billion, an increase of $132.8 million, or 10%, compared to net sales of $1.33 billion for the six-month period ended June 30, 2016. Net sales increased due to $134.7 million of higher volumes resulting from market demand and $44.7 million of favorable price impacts, partially offset by $7.6 million of unfavorable currency exchange impacts and $39.0 million related to the divested minerals-based flame retardants and specialty chemicals business.

Gross Profit
For the six-month period ended June 30, 2017, our gross profit increased $36.5 million, or 7%, from the corresponding 2016 period. Included in Costs of goods sold for the six-month period ended June 30, 2017 are: (1) a $22.5 million charge related to the markup of inventory purchased as part of the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangli New Materials; (2) $10.7 million of acquisition and integration related costs resulting from the Jiangli New Materials acquisition; and (3) restructuring costs of $2.9 million related to a plan to reduce costs at several locations. In addition, gross profit decreased $2.3 million related to the divested minerals-based flame retardants and specialty chemicals business. Excluding the impact of these items, gross profit increased by $74.9 million, or 15%, due primarily to higher overall sales volumes and $44.7 million in favorable price impacts. Overall, these factors contributed to a lower gross profit margin for the six-month period ended June 30, 2017 of 36.1%, down from 37.0% in the corresponding period in 2016. Excluding the impact of the charges noted above, gross profit margin was 38.6% for the six-month period ended June 30, 2017 as compared to 37.9% in the corresponding period in 2016.
Selling, General and Administrative Expenses
For the six-month period ended June 30, 2017, our SG&A expenses increased $55.0 million, or 33%, from the six-month period ended June 30, 2016. The six-month period ended June 30, 2017 includes $10.1 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials, $8.4 million of restructuring costs related to several locations, primarily our Lithium sites in Germany and $2.0 million of multiemployer plan financial improvement plan shortfall contributions for our employees. Excluding the impact of these charges, SG&A increased $34.5 million primarily due to increased compensation related costs, Lithium growth spending and professional fees. As a percentage of net sales, SG&A expenses were 15.3% for the six-month period ended June 30, 2017, compared to 12.7% for the corresponding period in 2016.
Research and Development
For the six-month period ended June 30, 2017, our R&D expenses increased $1.3 million, or 3%, from the six-month period ended June 30, 2016. Included in R&D expenses for the six-month period ended June 30, 2017 are $5.8 million of restructuring costs related to our Lithium sites in Germany. As a percentage of net sales, R&D expenses were 2.9% and 3.0% for the six-month periods ended June 30, 2017 and 2016, respectively.
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
Acquisition and Integration Related Costs
The six-month period ended June 30, 2016 included $36.1 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $1.5 million of costs in connection with other significant projects. Acquisition and integration related costs for the six-month period ended June 30, 2017 are reported in Cost of goods sold and SG&A, as noted above.
Interest and Financing Expenses
Interest and financing expenses for the six-month period ended June 30, 2017 increased $52.2 million to $83.1 million from the corresponding 2016 period, due mainly to a loss on early extinguishment of debt of $52.8 million related to the tender premiums, fees, unamortized discounts and unamortized deferred financings costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes.
Other Expenses, Net
Other expenses, net, for the six-month period ended June 30, 2017 was $3.5 million compared to $2.3 million for the corresponding 2016 period. The change was primarily due to $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, $2.9 million of multiemployer plan financial improvement plan shortfall contributions to indemnify previously divested businesses, an increase in foreign exchange losses of $2.2 million, a loss of $2.1 million associated with the previous disposal of a business, final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.2 million primarily related to a competent authority agreement for a previously disposed business, partially offset by a $7.4 million gain related to the acquisition of the remaining 50% interest of an equity investment in 2017 and increased interest income.

Income Tax Expense
The effective income tax rate for the first six months of 2017 was 20.0% compared to 14.8% for the first six months of 2016. Our effective income tax rate differs from the U.S. Federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S, and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the six-month period ended June 30, 2017 included foreign rate changes of $13.1 million and a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by a $9.8 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the quarter and a $4.7 million benefit from excess tax benefits realized from stock-based compensation arrangements. Our effective tax rate for the six-month period ended June 30, 2016 was driven down by a variety of factors, primarily low tax gains from the sale of the metal sulfides business and the minerals-based flame retardant and specialty chemicals business, as well as a favorable mix of earnings in lower tax jurisdictions.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $36.2 million for the six-month period ended June 30, 2017 compared to $29.8 million in the same period last year. This increase of $6.4 million was primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture Windfield Holdings Pty. Ltd. resulting from higher sales volumes.
Loss from Discontinued Operations
The six-month period ended June 30, 2016 loss from discontinued operations, after income taxes, of $381.0 million included a non-recurring, non-cash tax charge of $416.7 million related to the change in the Company’s assertion over book and tax basis differences for certain entities included in the sale of the Chemetall Surface Treatment business, partially offset by higher earnings and lower interest expense.
Net Income Attributable to Noncontrolling Interests
For the six-month period ended June 30, 2017, net income attributable to noncontrolling interests was $21.8 million compared to $19.4 million in the same period last year. This increase of $2.4 million was due primarily to an increase in consolidated income related to our Jordanian joint venture from higher sales volumes.
Net Income (Loss) Attributable to Albemarle Corporation
Net income (loss) attributable to Albemarle Corporation increased to $154.5 million in the six-month period ended June 30, 2017, from ($86.6) million in the six-month period ended June 30, 2016. The six-month period ended June 30, 2016 included a non-recurring, non-cash tax charge of $416.7 million related to the decision to sell the Chemetall Surface Treatment business and a $122.3 million gain on sales of businesses, while the six-month period ended June 30, 2017 included a $52.8 million loss on early extinguishment of debt and $17.1 million of restructuring and other costs. Excluding these items, net income (loss) attributable to Albemarle increased by $16.6 million. The increase is primarily due to the increase in gross profit from higher overall sales volumes and favorable price impacts, and lower acquisition and integration related costs, partially offset by an increase in selling, general and administrative expenses and income before taxes from discontinued operations in 2016.
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $116.3 million for the six-month period ended June 30, 2017 compared to $46.3 million for the corresponding period in 2016. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $143.1 million, mainly as a result of favorable movements in the European Union Euro of approximately $124 million, the Korean Won of approximately $8 million, the Chinese Renminbi of approximately $5 million and a net favorable variance in various other currencies totaling approximately $6 million (each approximately $3 million or less). Also included in total other comprehensive income for the 2017 period is a loss of $27.9 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $47.7 million, mainly as a result of favorable movements in the European Union Euro of approximately $47 million and the Brazilian Real of approximately $8 million, partially offset by an unfavorable variance in the British Pound Sterling of approximately $6 million. Also included in total other comprehensive income for the 2016 period is a loss of $2.9 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.

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

	Six Months Ended June 30,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$602,234	41.3%	$449,526	33.9%	34%
Bromine Specialties	423,136	29.0%	403,416	30.4%	5%
Refining Solutions	369,629	25.3%	348,591	26.3%	6%
All Other	63,123	4.3%	122,715	9.3%	(49)%
Corporate	1,199	0.1%	2,290	0.1%	(48)%
Total net sales	$1,459,321	100.0%	$1,326,538	100.0%	10%

Adjusted EBITDA:
Lithium and Advanced Materials	$252,571	58.7%	$169,142	44.3%	49%
Bromine Specialties	130,563	30.3%	128,170	33.5%	2%
Refining Solutions	99,657	23.2%	116,660	30.5%	(15)%
All Other	7,600	1.8%	9,340	2.4%	(19)%
Corporate	(60,074)	(14.0)%	(40,808)	(10.7)%	47%
Total adjusted EBITDA	$430,317	100.0%	$382,504	100.0%	13%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$189,456	$110,433	$80,937	$380,826	$3,398	$(229,678)	$154,546
Depreciation and amortization	48,021	20,130	18,720	86,871	4,202	3,119	94,192
Utilization of inventory markup(a)	22,527	—	—	22,527	—	—	22,527
Restructuring and other(b)	—	—	—	—	—	17,141	17,141
Gain on acquisition(c)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(d)	—	—	—	—	—	20,760	20,760
Interest and financing expenses(e)	—	—	—	—	—	83,103	83,103
Income tax expense	—	—	—	—	—	35,101	35,101
Non-operating pension and OPEB items	—	—	—	—	—	(2,116)	(2,116)
Multiemployer plan shortfall contributions(f)	—	—	—	—	—	4,940	4,940
Other(g)	—	—	—	—	—	7,556	7,556
Adjusted EBITDA	$252,571	$130,563	$99,657	$482,791	$7,600	$(60,074)	$430,317
Six months ended June 30, 2016
Net income (loss) attributable to Albemarle Corporation	$120,207	$108,600	$98,786	$327,593	$129,206	$(543,434)	$(86,635)
Depreciation and amortization	48,935	19,570	17,874	86,379	3,965	2,970	93,314
(Gain) loss on sales of businesses, net(h)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(i)	—	—	—	—	—	37,588	37,588
Interest and financing expenses	—	—	—	—	—	30,914	30,914
Income tax expense	—	—	—	—	—	49,141	49,141
Loss from discontinued operations (net of tax)	—	—	—	—	—	381,028	381,028
Non-operating pension and OPEB items	—	—	—	—	—	(548)	(548)
Adjusted EBITDA	$169,142	$128,170	$116,660	$413,972	$9,340	$(40,808)	$382,504

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.0 million. The inventory markup is being expensed over the estimated remaining selling period. For the six-month period ended June 30, 2017, $22.5 million was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to restructuring costs. The unpaid balance is recorded in Accrued expenses at June 30, 2017, with the expectation that the majority of this plan will be completed by the end of 2017.

(c)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in Salmag. See Item 1 Financial Statements - Note 2, “Acquisitions,” for additional information.

(d)
Acquisition and integration related costs of $10.7 million and $10.1 million were included in Cost of goods sold and Selling, general and administrative expenses, respectively, for the six-month period ended June 30, 2017 primarily resulting from the Jiangli New Materials acquisition, including unusual compensation related costs negotiated specifically as a result of this acquisition that are outside the Company’s normal compensation arrangements.

(e)	Included in Interest and financing expenses is a loss of early extinguishment of debt of $52.8 million. See Item 1 Financial Statements - Note 10, “Long-term Debt,” for additional information.

(f)
Included in Selling, general and administrative expenses is $2.0 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $2.9 million, included in Other expenses, net, have been made to indemnify previously divested businesses.

(g)
Included amounts recorded in (1) Selling, general and administrative expenses related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition of $1.0 million; and (2) Other expenses, net related to final settlement claims associated with the previous disposal of a business of $2.0 million, the revision of tax indemnification expenses of $1.2 million primarily related to a competent authority agreement for a previously disposed business, asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle of $3.2 million and a loss associated with the previous disposal of a business of $2.1 million.

(h)	See “Gain on Sales of Businesses, Net” on page 36 for a description of these items.

(i)	See “Acquisition and Integration Related Costs” on page 36 for a description of these items.

Lithium and Advanced Materials

Lithium and Advanced Materials segment net sales for the six-month period ended June 30, 2017 were $602.2 million, up $152.7 million, or 34%, in comparison to the same period in 2016. The increase was primarily driven by $92.2 million of favorable Lithium sales volumes, largely from battery grade applications, due to market demand and $77.8 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium carbonate and hydroxide applications. This is partially offset by $13.3 million of unfavorable PCS volumes and price impacts primarily due to weakness in the organometallics product family and the bankruptcy filing of one of our customers. Adjusted EBITDA for Lithium and Advanced Materials was up 49%, or $83.4 million, to $252.6 million for the six-month period ended June 30, 2017, compared to the same period in 2016, primarily due to higher overall sales volumes and favorable pricing, partially offset by $3.3 million of unfavorable currency translation impacts.
Bromine Specialties

Bromine Specialties segment net sales for the six-month period ended June 30, 2017 were $423.1 million, up $19.7 million, or 5%, in comparison to the same period in 2016. The increase was driven mainly by $26.0 million of higher sales volumes due to market demand, partially offset by $5.6 million of unfavorable pricing and $0.7 million of unfavorable currency translation impacts. Adjusted EBITDA for Bromine Specialties was up 2%, or $2.4 million, to $130.6 million for the six-month period ended June 30, 2017, compared to the same period in 2016, primarily due to higher overall sales volumes, partially offset by unfavorable pricing and higher variable and fixed costs.
Refining Solutions

Refining Solutions segment net sales for the six-month period ended June 30, 2017 were $369.6 million, an increase of $21.0 million, or 6%, compared to the six-month period ended June 30, 2016. This increase was primarily due to $31.0 million of higher volumes from market conditions, partially offset by $7.0 million unfavorable price impacts due to customer and product mix and $2.9 million of unfavorable currency exchange impacts. Refining Solutions adjusted EBITDA decreased 15%, or $17.0 million, to $99.7 million for the six-month period ended June 30, 2017 in comparison to the corresponding period of 2016. This decrease was primarily due to unfavorable mix impacts and higher costs, partially offset by $1.1 million of favorable currency translation impacts.
All Other

All Other net sales for the six-month period ended June 30, 2017 were $63.1 million, a decrease of $59.6 million, or 49%, compared to the six-month period ended June 30, 2016. This decrease was primarily due to the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $39.0 million, as well as the unfavorable fine chemistry services pricing impacts due to a contract formula change which did not impact earnings and lower sales volumes for fine chemistry services. All Other adjusted EBITDA was down 19%, or $1.7 million, for the six-month period ended June 30, 2017 in comparison to the corresponding period of 2016. Excluding the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $2.7 million, All Other adjusted EBITDA increased by $1.0 million due to lower variable and fixed costs for fine chemistry services.
Corporate

Corporate adjusted EBITDA was a loss of $60.1 million for the six-month period ended June 30, 2017, compared to a loss of $40.8 million for the corresponding period of 2016. The change was primarily due to increased compensation costs, professional fees and $2.2 million of unfavorable currency impacts.
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
Cash Flow
During the first six months of 2017, cash on hand, cash provided by operations and net borrowings of $58.9 million funded $751.2 million of debt repayments, a $250.0 million accelerated share repurchase program, $97.8 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $69.8 million. Our operations used $54.5 million of cash flows during the first six months of 2017, as compared to providing an inflow of $252.8 million for the first six months of 2016. Our cash from operations in 2017 included an outflow from working capital changes of $353.1 million, primarily due to the payment of federal and state taxes during the second quarter of 2017, approximately $255 million of which resulted from the sale of the Chemetall Surface Treatment business in 2016. Overall, our cash and cash equivalents decreased by approximately $1.26 billion to $1.01 billion at June 30, 2017, down from $2.27 billion at December 31, 2016.
During the six-month period ended June 30, 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million.
Under our existing Board authorized share repurchase program, the Company entered into an ASR agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of the ASR agreement, on June 16, 2017, the transaction was completed and we received a final settlement of 392,905 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. In total we received and retired 2,341,083 shares under this agreement, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2017. As of June 30, 2017, there were 12,658,917 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Capital expenditures for the six-month period ended June 30, 2017 of $97.8 million, were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $325 to $375 million in 2017 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
Net current assets were $1.22 billion and $2.17 billion at June 30, 2017 and December 31, 2016, respectively, with the decrease being largely due to the reduction in cash used to repay a portion of the senior notes and to fund the accelerated share repurchase program during first quarter of 2017. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
On February 23, 2017, we increased our quarterly dividend rate to $0.32 per share, a 5% increase from the quarterly rate of $0.305 per share paid in 2016.
At June 30, 2017 and December 31, 2016, our cash and cash equivalents included $951.9 million and $846.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During both the first six months of 2017 and 2016, we repatriated approximately $5.3 million of cash as part of these foreign earnings cash repatriation activities.
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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of June 30, 2017. There were no borrowings outstanding under the February 2014 Credit Agreement as of June 30, 2017.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At June 30, 2017, we had $307.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.71% and a weighted-average maturity of 28 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at June 30, 2017 and December 31, 2016.

The non-current portion of our long-term debt amounted to $1.42 billion at June 30, 2017, compared to $2.12 billion at December 31, 2016. In addition, at June 30, 2017, we had the ability to borrow $693.0 million under our commercial paper program and the February 2014 Credit Agreement, and $222.5 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2017, we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $56.8 million at June 30, 2017. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Total expected 2017 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $10 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $5.1 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2017.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $24.3 million at June 30, 2017 and $27.9 million at December 31, 2016. Related assets for corresponding offsetting benefits recorded in Other assets totaled $13.8 million at June 30, 2017 and $15.1 million at December 31, 2016. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2017 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
We had cash and cash equivalents totaling $1.01 billion as of June 30, 2017, of which $951.9 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in short-term investments including time deposits and readily marketable securities with relatively short maturities. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
We had variable interest rate borrowings of $345.7 million outstanding at June 30, 2017, bearing a weighted average interest rate of 1.67% and representing approximately 20% of our total outstanding debt. A hypothetical 10% change (approximately 17 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.6 million as of June 30, 2017. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $298.8 million and with a fair value representing a net asset position of $0.4 million at June 30, 2017. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2017, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $1.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $4.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2017, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2017:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs
April 1, 2017 to April 30, 2017	—	$—	—	13,051,822
May 1, 2017 to May 31, 2017	—	—	—	13,051,822
June 1, 2017 to June 30, 2017(b)	392,905	106.79	392,905	12,658,917
Total	392,905	$106.79	392,905	12,658,917

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

(b)
In the first quarter of 2017, we paid $250 million under an ASR Agreement, receiving and retiring an initial delivery of 1,948,178 shares. Under the terms of the agreement, in June 2017 the ASR agreement was completed and we received and retired a final settlement of 392,905 shares. The Average Price Paid Per Share was calculated using the daily Rule 10b-18 volume-weighted average prices of our common stock over the term of the ASR agreement, less an agreed discount. See Item 1 Financial Statements - Note 7, “Earnings Per Share,” to the condensed consolidated financial statements included in this report.

Item 6.	Exhibits.
(a) Exhibits

3.1
Amended and Restated Articles of Incorporation of Albemarle Corporation [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-2658) filed on May 12, 2017, and incorporated herein by reference].

3.2
Amended and Restated Bylaws, effective May 12, 2017, of Albemarle Corporation [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-2658) filed on May 12, 2017, and incorporated herein by reference].

10.1	Albemarle Corporation Compensation Recoupment and Forfeiture Policy effective July 10, 2017

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 7, 2017	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)