Form 10-Q
period 2017-09-30
ALBEMARLE CORP
filed 2017-11-09
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2017: 110,495,651

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$754,866	$654,010	$2,214,187	$1,980,548
Cost of goods sold	479,077	415,038	1,411,216	1,250,938
Gross profit	275,789	238,972	802,971	729,610
Selling, general and administrative expenses	105,582	86,302	329,269	254,988
Research and development expenses	21,763	21,012	63,423	61,384
Gain on sales of businesses, net	—	—	—	(122,298)
Acquisition and integration related costs	—	6,749	—	44,337
Operating profit	148,444	124,909	410,279	491,199
Interest and financing expenses	(15,792)	(15,946)	(98,895)	(46,860)
Other (expenses) income, net	(3,008)	2,990	(6,512)	740
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	129,644	111,953	304,872	445,079
Income tax expense	18,495	12,394	53,596	61,535
Income from continuing operations before equity in net income of unconsolidated investments	111,149	99,559	251,276	383,544
Equity in net income of unconsolidated investments (net of tax)	19,044	14,953	55,263	44,790
Net income from continuing operations	130,193	114,512	306,539	428,334
Income (loss) from discontinued operations (net of tax)	—	23,185	—	(357,843)
Net income	130,193	137,697	306,539	70,491
Net income attributable to noncontrolling interests	(11,523)	(9,477)	(33,323)	(28,906)
Net income attributable to Albemarle Corporation	$118,670	$128,220	$273,216	$41,585
Basic earnings (loss) per share:
Continuing operations	$1.07	$0.93	$2.46	$3.56
Discontinued operations	—	0.21	—	(3.19)
	$1.07	$1.14	$2.46	$0.37
Diluted earnings (loss) per share:
Continuing operations	$1.06	$0.93	$2.43	$3.53
Discontinued operations	—	0.20	—	(3.16)
	$1.06	$1.13	$2.43	$0.37
Weighted-average common shares outstanding – basic	110,476	112,429	111,049	112,343
Weighted-average common shares outstanding – diluted	111,975	113,448	112,456	113,131
Cash dividends declared per share of common stock	$0.32	$0.305	$0.96	$0.915
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$130,193	$137,697	$306,539	$70,491
Other comprehensive income (loss), net of tax:
Foreign currency translation	56,179	47,712	199,303	95,425
Pension and postretirement benefits	(7)	206	2	626
Net investment hedge	(9,681)	(7,395)	(37,600)	(10,312)
Interest rate swap	529	525	1,587	1,576
Total other comprehensive income, net of tax	47,020	41,048	163,292	87,315
Comprehensive income	177,213	178,745	469,831	157,806
Comprehensive income attributable to noncontrolling interests	(11,653)	(9,500)	(34,146)	(29,364)
Comprehensive income attributable to Albemarle Corporation	$165,560	$169,245	$435,685	$128,442
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,045,339	$2,269,756
Trade accounts receivable, less allowance for doubtful accounts (2017 – $6,378; 2016 – $15,312)	520,076	486,035
Other accounts receivable	50,071	41,985
Inventories	610,212	450,263
Other current assets	101,626	58,579
Total current assets	2,327,324	3,306,618
Property, plant and equipment, at cost	4,167,065	3,910,522
Less accumulated depreciation and amortization	1,682,780	1,550,382
Net property, plant and equipment	2,484,285	2,360,140
Investments	530,227	457,533
Other assets	148,573	142,320
Goodwill	1,616,478	1,540,032
Other intangibles, net of amortization	416,413	354,564
Total assets	$7,523,300	$8,161,207
Liabilities And Equity
Current liabilities:
Accounts payable	$361,937	$281,874
Accrued expenses	276,953	322,165
Current portion of long-term debt	382,358	247,544
Dividends payable	35,142	34,104
Income taxes payable	46,627	254,416
Total current liabilities	1,103,017	1,140,103
Long-term debt	1,407,171	2,121,718
Postretirement benefits	50,446	50,538
Pension benefits	309,787	298,695
Other noncurrent liabilities	199,273	194,810
Deferred income taxes	414,034	412,739
Commitments and contingencies (Note 11)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 110,495 in 2017 and 112,524 in 2016	1,105	1,125
Additional paid-in capital	1,858,753	2,084,418
Accumulated other comprehensive loss	(249,943)	(412,412)
Retained earnings	2,288,904	2,121,931
Total Albemarle Corporation shareholders’ equity	3,898,819	3,795,062
Noncontrolling interests	140,753	147,542
Total equity	4,039,572	3,942,604
Total liabilities and equity	$7,523,300	$8,161,207
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					273,216	273,216	33,323	306,539
Other comprehensive income				162,469		162,469	823	163,292
Cash dividends declared					(106,243)	(106,243)	(27,791)	(134,034)
Stock-based compensation and other			12,477			12,477		12,477
Exercise of stock options	159,432	2	7,009			7,011		7,011
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	241,755	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(89,057)	(1)	(8,316)			(8,317)		(8,317)
Balance at September 30, 2017	110,494,837	$1,105	$1,858,753	$(249,943)	$2,288,904	$3,898,819	$140,753	$4,039,572

Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net income					41,585	41,585	28,906	70,491
Other comprehensive income				86,857		86,857	458	87,315
Cash dividends declared					(102,832)	(102,832)	(23,874)	(126,706)
Stock-based compensation and other			12,882			12,882		12,882
Exercise of stock options	162,438	1	6,778			6,779		6,779
Tax benefit related to stock plans			1,369			1,369		1,369
Issuance of common stock, net	120,160	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(35,701)	—	(2,010)			(2,010)		(2,010)
Balance at September 30, 2016	112,466,248	$1,124	$2,078,169	$(334,431)	$1,554,160	$3,299,022	$152,411	$3,451,433
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash and cash equivalents at beginning of year	$2,269,756	$213,734
Cash flows from operating activities:
Net income	306,539	70,491
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	144,087	176,499
Gain on acquisition	(6,025)	—
Gain on sales of businesses, net	—	(122,298)
Stock-based compensation	15,595	13,818
Equity in net income of unconsolidated investments (net of tax)	(55,263)	(46,224)
Dividends received from unconsolidated investments and nonmarketable securities	11,900	34,982
Pension and postretirement expense	67	7,911
Pension and postretirement contributions	(9,607)	(13,649)
Unrealized gain on investments in marketable securities	(2,007)	(3,281)
Loss on early extinguishment of debt	52,801	—
Deferred income taxes	4,677	404,728
Working capital changes	(398,913)	(79,684)
Other, net	10,993	10,821
Net cash provided by operating activities	74,844	454,114
Cash flows from investing activities:
Acquisitions, net of cash acquired	(45,406)	—
Cash payments related to acquisitions and other	—	(81,988)
Capital expenditures	(187,519)	(141,301)
Cash proceeds from divestitures, net	6,857	310,599
Sales of marketable securities, net	450	822
Repayments from joint ventures	1,250	—
Net cash (used in) provided by investing activities	(224,368)	88,132
Cash flows from financing activities:
Repayments of long-term debt	(753,209)	(382,730)
Proceeds from borrowings of long-term debt	27,000	—
Other borrowings (repayments), net	79,203	(9,026)
Fees related to early extinguishment of debt	(46,959)	—
Dividends paid to shareholders	(105,205)	(101,061)
Dividends paid to noncontrolling interests	(27,791)	(23,873)
Repurchases of common stock	(250,000)	—
Proceeds from exercise of stock options	7,011	6,779
Withholding taxes paid on stock-based compensation award distributions	(8,317)	(2,008)
Net cash used in financing activities	(1,078,267)	(511,919)
Net effect of foreign exchange on cash and cash equivalents	3,374	(10,462)
(Decrease) increase in cash and cash equivalents	(1,224,417)	19,865
Cash and cash equivalents at end of period	$1,045,339	$233,599
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and our consolidated statements of changes in equity and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2017 and 2016. Income tax expense for the nine-month period ended September 30, 2017 includes expense of $5.1 million due to an adjustment in the Company's deferred tax liabilities for basis differences in Chilean fixed assets related to the three-month period ended September 30, 2016. The Company does not believe this adjustment is material to the consolidated financial statements for the nine-month period ended September 30, 2017, the three- or nine-month periods ended September 30, 2016, or the year ended December 31, 2016. Other comprehensive income for the three-month period ended September 30, 2016 includes an adjustment of $12.5 million to reduce the Foreign currency translation on the Company’s investment in the Windfield Holdings Pty. Ltd. joint venture related to the three month period ended March 31, 2016. There is no impact to the results for the nine-month period ended September 30, 2016. The Company does not believe this adjustment is material to the condensed consolidated financial statements for the three-month periods ended March 31, 2016 or September 30, 2016. All other adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2017. The December 31, 2016 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation. In addition, for the three-month and nine-month periods ended September 30, 2017, the Company began reporting its acquisition and integration related costs and restructuring and other costs in Cost of goods sold, Selling, general and administrative expenses and Research and development expenses. See Note 2, “Acquisitions,” and Note 12, “Segment Information,” for further details.
As described further in Note 3, “Divestitures,” on December 14, 2016, the Company closed the sale of its Chemetall® Surface Treatment business to BASF SE. Financial results of this business have been presented as discontinued operations in the consolidated statements of income and excluded from segment results for the three-month and nine-month periods ended September 30, 2016.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
During the nine-month period ended September 30, 2017, the Company purchased inventory with a fair value of $37.1 million in connection with the Jiangli New Materials acquisition. The fair value included the markup of the underlying book value of $23.1 million. The inventory markup was expensed over the estimated remaining selling period, with $0.6 million and $23.1 million recorded in the three-month and nine-month periods ended September 30, 2017, respectively.
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
On February 1, 2017, the Company acquired the remaining 50% interest in the Sales de Magnesio Ltda. (“Salmag”) joint venture in Chile from SQM Salar S.A. for approximately $8.3 million, net of cash acquired. In connection with the acquisition, the Company recorded a gain of $6.0 million, calculated based on the difference between the purchase price and the book value of the investment in Other (expenses) income, net on the consolidated statements of income for the nine-month period ended September 30, 2017. In the third quarter of 2017, the Company recorded an adjustment to reduce the previously reported gain by $1.4 million in Other (expenses) income, net on the consolidated statements of income. The calculation of the gain and the fair values of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions. While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts.
Acquisition and integration related costs for the three-month and nine-month periods ended September 30, 2017 of $1.8 million and $12.5 million were included in Cost of goods sold, respectively, and $3.8 million and $13.9 million were included in Selling, general and administrative expenses, respectively, on our consolidated statements of income. These acquisition and integration related costs relate to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements. Included in Acquisition and integration related costs on our consolidated statements of income for the three-month and nine-month periods ended September 30, 2016 were $6.3 million and $42.4 million, respectively, of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services fees, costs to achieve synergies, relocation costs, and other integration costs) and $0.4 million and $1.9 million, respectively, of costs in connection with other significant projects.

NOTE 3—Divestitures:
Discontinued Operations
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE. On December 14, 2016, the Company closed the sale of this business and received proceeds of approximately $3.1 billion, net of purchase price adjustments. During the second quarter of 2017, we received a final working capital settlement of $6.9 million related to the sale of this business. The sale of the Chemetall Surface Treatment business, a separate reportable segment, qualified for discontinued operations treatment because it represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, the Company accounted for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for the three-month and nine-month periods ended September 30, 2016. The Company stopped recording depreciation and amortization expense on assets of the Chemetall Surface Treatment business as of the date this business qualified for discontinued operations treatment, in the second quarter of 2016.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The major components of Income (loss) from discontinued operations (net of tax) for the three-month and nine-month periods ended September 30, 2016 were as follows (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Net sales	$211,347	$637,889
Cost of goods sold	100,061	333,832
Operating expenses, net	70,604	203,052
Interest and financing expenses(a)	9,864	29,912
Other expenses (income), net	134	(1,636)
Income before income taxes	30,684	72,729
Income tax expense(b)	7,499	430,572
Income (loss) from discontinued operations (net of tax)	$23,185	$(357,843)

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

Depreciation and amortization and capital expenditures from discontinued operations for the nine-month period ended September 30, 2016 were as follows (in thousands):

Nine Months Ended September 30, 2016
Depreciation and amortization	$35,194
Capital expenditures	$15,525
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
On December 16, 2015, the Company signed a definitive agreement to sell its minerals-based flame retardants and specialty chemicals business to Huber Engineered Materials, a division of J.M. Huber Corporation. The transaction included Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG in Breitenau, Austria. On February 1, 2016, the Company closed the sale of these businesses. We received net proceeds of approximately $187 million and recorded a gain of $112.3 million before income taxes in 2016 related to the sale of these businesses.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2017 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	All Other	Total
Balance at December 31, 2016	$1,348,261	$20,319	$164,866	$6,586	$1,540,032
Acquisitions(a)	(21,427)	—	—	—	(21,427)
Foreign currency translation adjustments and other	77,707	—	20,166	—	97,873
Balance at September 30, 2017	$1,404,541	$20,319	$185,032	$6,586	$1,616,478

(a)
Primarily represents preliminary purchase price adjustments related to the preliminary appraisal of intangible assets during the measurement period for the Jiangli New Materials acquisition. See Note 2, “Acquisitions,” for additional information.

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2017 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2016	$387,893	$16,514	$38,434	$18,844	$461,685
Acquisitions(b)	1,717	1,429	25,555	15,677	44,378
Foreign currency translation adjustments and other	28,461	913	3,245	5,277	37,896
Balance at September 30, 2017	$418,071	$18,856	$67,234	$39,798	$543,959
Accumulated Amortization
Balance at December 31, 2016	$(49,165)	$(7,952)	$(31,683)	$(18,321)	$(107,121)
Amortization	(14,811)	—	(1,288)	(1,528)	(17,627)
Foreign currency translation adjustments and other	(3,620)	(296)	(1,816)	2,934	(2,798)
Balance at September 30, 2017	$(67,596)	$(8,248)	$(34,787)	$(16,915)	$(127,546)
Net Book Value at December 31, 2016	$338,728	$8,562	$6,751	$523	$354,564
Net Book Value at September 30, 2017	$350,475	$10,608	$32,447	$22,883	$416,413

(a)	Balances as of September 30, 2017 and December 31, 2016 include only indefinite-lived intangible assets.

(b)
Represents preliminary purchase price adjustments for the Jiangli New Materials acquisition and the acquisition of the remaining equity interest in Salmag. See Note 2, “Acquisitions,” for additional information.

NOTE 5—Foreign Exchange:
Foreign exchange transaction and revaluation (losses) gains were ($1.9) million and ($7.6) million for the three-month and nine-month periods ended September 30, 2017, respectively, and $0.3 million and ($3.1) million for the three-month and nine-month periods ended September 30, 2016, respectively, and were included in Other (expenses) income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows.

NOTE 6—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2017 was 14.3% and 17.6%, respectively, compared to 11.1% and 13.8% for the three-month and nine-month periods ended September 30, 2016, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the 2017 and 2016 periods was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the nine-month period ended September 30, 2017 included foreign rate changes of $14.8 million and a $5.1 million out-of-period adjustment as described in Note 1, "Basis of Presentation," partially offset by a $10.8 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the second quarter of 2017 and a $6.9 million reduction from the tax effects of stock-based compensation awards. Our effective tax rate for the nine-month period ended September 30, 2016 was driven down by a variety of factors, primarily low tax gains from the sale of the minerals-based flame retardant business, as well as a favorable mix of earnings in lower tax jurisdictions.

NOTE 7—Earnings Per Share:
Basic and diluted earnings per share from continuing operations for the three-month and nine-month periods ended September 30, 2017 and 2016 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$130,193	$114,512	$306,539	$428,334
Net income from continuing operations attributable to noncontrolling interests	(11,523)	(9,477)	(33,323)	(28,906)
Net income from continuing operations attributable to Albemarle Corporation	$118,670	$105,035	$273,216	$399,428
Denominator:
Weighted-average common shares for basic earnings per share	110,476	112,429	111,049	112,343
Basic earnings per share from continuing operations	$1.07	$0.93	$2.46	$3.56

Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$130,193	$114,512	$306,539	$428,334
Net income from continuing operations attributable to noncontrolling interests	(11,523)	(9,477)	(33,323)	(28,906)
Net income from continuing operations attributable to Albemarle Corporation	$118,670	$105,035	$273,216	$399,428
Denominator:
Weighted-average common shares for basic earnings per share	110,476	112,429	111,049	112,343
Incremental shares under stock compensation plans	1,499	1,019	1,407	788
Weighted-average common shares for diluted earnings per share	111,975	113,448	112,456	113,131
Diluted earnings per share from continuing operations	$1.06	$0.93	$2.43	$3.53
On February 23, 2017, the Company increased the regular quarterly dividend by 5% to $0.32 per share. On July 10, 2017, the Company declared a cash dividend of $0.32 per share, which was paid on October 2, 2017 to shareholders of record at the close of business as of September 15, 2017. On November 6, 2017, the Company declared a cash dividend of $0.32 per share, which is payable on January 2, 2018 to shareholders of record at the close of business as of December 15, 2017.
Under our existing Board-authorized share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of the ASR agreement, on June 16, 2017, the transaction was completed and we received and retired a final settlement of 392,905 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. The Company determined that the ASR agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. In total, we received and retired 2,341,083 shares under the ASR agreement, which reduced the Company’s

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the nine-month period ended September 30, 2017.
No more than 15,000,000 shares can be repurchased under the Company’s authorized share repurchase program. As of September 30, 2017, there were 12,658,917 remaining shares available for repurchase under the Company’s authorized share repurchase program.
NOTE 8—Inventories:
The following table provides a breakdown of inventories at September 30, 2017 and December 31, 2016 (in thousands):

	September 30,	December 31,
	2017	2016
Finished goods(a)	$420,059	$289,102
Raw materials and work in process(b)	135,025	109,706
Stores, supplies and other	55,128	51,455
Total	$610,212	$450,263

(a)
Increase primarily due to the Jiangli New Materials acquisition and other lithium sites, as well as the build up of inventory in our Refining Solutions segment for an increase in sales in the fourth quarter.

(b)	Included $56.0 million and $47.1 million at September 30, 2017 and December 31, 2016, respectively, of work in process related to the Lithium product category.

NOTE 9—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $352.0 million and $288.6 million at September 30, 2017 and December 31, 2016, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.4 million and $8.8 million at September 30, 2017 and December 31, 2016, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of its investments.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10—Long-Term Debt:
Long-term debt at September 30, 2017 and December 31, 2016 consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
1.875% Senior notes, net of unamortized discount and debt issuance costs of $4,167 at September 30, 2017 and $7,823 at December 31, 2016	$456,665	$719,617
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,286 at December 31, 2016	—	248,714
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,494 at September 30, 2017 and $3,859 at December 31, 2016	421,506	421,141
4.50% Senior notes, net of unamortized discount and debt issuance costs of $966 at September 30, 2017 and $2,380 at December 31, 2016	174,249	347,620
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,197 at September 30, 2017 and $4,313 at December 31, 2016	345,803	345,687
Commercial paper notes	382,250	247,503
Variable-rate foreign bank loans	8,695	38,939
Other	361	41
Total long-term debt	1,789,529	2,369,262
Less amounts due within one year	382,358	247,544
Long-term debt, less current portion	$1,407,171	$2,121,718
In the first quarter of 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, Interest and financing expenses on the consolidated statements of income includes a loss on early extinguishment of debt of $52.8 million for the nine-month period ended September 30, 2017, representing the tender premiums, fees, unamortized discounts and unamortized deferred financings costs from the redemption of these senior notes.
Current portion of long-term debt at September 30, 2017 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 1.76% and a weighted-average maturity of 36 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and nine-month periods ended September 30, 2017, losses of $9.7 million and $37.6 million (net of income taxes), respectively, and during the three-month and nine-month periods ended September 30, 2016, losses of $7.4 million and $10.3 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 11—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2017, as follows (in thousands):

Beginning balance at December 31, 2016	$34,919
Expenditures	(1,320)
Accretion of discount	563
Foreign currency translation adjustments and other	2,384
Ending balance at September 30, 2017	36,546
Less amounts reported in Accrued expenses	2,476
Amounts reported in Other noncurrent liabilities	$34,070
Environmental remediation liabilities included discounted liabilities of $24.7 million and $22.8 million at September 30, 2017 and December 31, 2016, respectively, discounted at rates with a weighted-average of 3.6%, with the undiscounted amount

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

totaling $64.6 million and $61.1 million at September 30, 2017 and December 31, 2016, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $43.4 million and $38.2 million at September 30, 2017 and December 31, 2016, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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
The Company’s chief operating decision maker uses earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items such as acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), in a balanced manner and on a segment basis to assess the ongoing performance of the Company’s business segments and to allocate resources. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net sales:
Lithium and Advanced Materials	$343,557	$240,424	$945,791	$689,950
Bromine Specialties	212,923	194,496	636,059	597,912
Refining Solutions	170,275	190,453	539,904	539,044
All Other	28,021	28,272	91,144	150,987
Corporate	90	365	1,289	2,655
Total net sales	$754,866	$654,010	$2,214,187	$1,980,548

Adjusted EBITDA:
Lithium and Advanced Materials	$130,218	$91,719	$382,789	$260,861
Bromine Specialties	63,936	51,807	194,499	179,977
Refining Solutions	43,120	64,960	142,777	181,620
All Other	306	5,470	7,906	14,810
Corporate	(28,197)	(25,627)	(88,271)	(66,435)
Total adjusted EBITDA	$209,383	$188,329	$639,700	$570,833

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$103,199	$53,760	$34,392	$191,351	$(1,776)	$(70,905)	$118,670
Depreciation and amortization	26,136	10,176	9,978	46,290	2,082	1,523	49,895
Utilization of inventory markup(a)	568	—	—	568	—	—	568
Adjustment to gain on acquisition(b)	1,408	—	—	1,408	—	—	1,408
Acquisition and integration related costs(c)	—	—	—	—	—	5,635	5,635
Interest and financing expenses	—	—	—	—	—	15,792	15,792
Income tax expense	—	—	—	—	—	18,495	18,495
Non-operating pension and OPEB items	—	—	—	—	—	(1,028)	(1,028)
Multiemployer plan shortfall contributions(d)	—	—	—	—	—	1,646	1,646
Other(e)	(1,093)	—	(1,250)	(2,343)	—	645	(1,698)
Adjusted EBITDA	$130,218	$63,936	$43,120	$237,274	$306	$(28,197)	$209,383
Three months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$66,166	$41,621	$55,981	$163,768	$3,806	$(39,354)	$128,220
Depreciation and amortization	25,553	10,186	8,979	44,718	1,664	1,592	47,974
Acquisition and integration related costs(c)	—	—	—	—	—	6,749	6,749
Interest and financing expenses	—	—	—	—	—	15,946	15,946
Income tax expense	—	—	—	—	—	12,394	12,394
Income from discontinued operations (net of tax)	—	—	—	—	—	(23,185)	(23,185)
Non-operating pension and OPEB items	—	—	—	—	—	(231)	(231)
Other(f)	—	—	—	—	—	462	462
Adjusted EBITDA	$91,719	$51,807	$64,960	$208,486	$5,470	$(25,627)	$188,329
Nine months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$292,655	$164,193	$115,329	$572,177	$1,622	$(300,583)	$273,216
Depreciation and amortization	74,157	30,306	28,698	133,161	6,284	4,642	144,087
Utilization of inventory markup(a)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(g)	—	—	—	—	—	17,141	17,141
Gain on acquisition(b)	(6,025)	—	—	(6,025)	—	—	(6,025)
Acquisition and integration related costs(c)	—	—	—	—	—	26,395	26,395
Interest and financing expenses(h)	—	—	—	—	—	98,895	98,895
Income tax expense	—	—	—	—	—	53,596	53,596
Non-operating pension and OPEB items	—	—	—	—	—	(3,144)	(3,144)
Multiemployer plan shortfall contributions(d)	—	—	—	—	—	6,586	6,586
Other(e)	(1,093)	—	(1,250)	(2,343)	—	8,201	5,858
Adjusted EBITDA	$382,789	$194,499	$142,777	$720,065	$7,906	$(88,271)	$639,700
Nine months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$186,373	$150,221	$154,767	$491,361	$133,012	$(582,788)	$41,585
Depreciation and amortization	74,488	29,756	26,853	131,097	5,629	4,562	141,288
(Gain) loss on sales of businesses, net(i)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(c)	—	—	—	—	—	44,337	44,337
Interest and financing expenses	—	—	—	—	—	46,860	46,860
Income tax expense	—	—	—	—	—	61,535	61,535

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Loss from discontinued operations (net of tax)	—	—	—	—	—	357,843	357,843
Non-operating pension and OPEB items	—	—	—	—	—	(779)	(779)
Other(f)	—	—	—	—	—	462	462
Adjusted EBITDA	$260,861	$179,977	$181,620	$622,458	$14,810	$(66,435)	$570,833

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month and nine-month periods ended September 30, 2017, $0.6 million and $23.1 million, respectively, was included in Cost of goods sold related to the utilization of the inventory markup.

(b)	Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(c)	See Note 2, “Acquisitions,” for additional information.

(d)	Included shortfall contributions for our multiemployer plan financial improvement plan. See Note 13, “Pension Plans and Other Postretirement Benefits,” for additional information.

(e)	Included amounts for the three-month period ended September 30, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪
Other (expenses) income, net - $1.1 million related to a reversal of a liability associated with the previous disposal of a property, partially offset by the revision of tax indemnification expenses of $0.7 million primarily related to the filing of tax returns for a previously disposed business.

Included amounts for the nine-month period ended September 30, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪	Selling, general and administrative expenses - $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

▪
Other (expenses) income, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, a loss of $2.1 million associated with the previous disposal of a business, final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.9 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business. This is partially offset by $1.1 million related to a reversal of a liability associated with the previous disposal of a property.

(f)
Includes the write-off of fixed assets of $1.4 million included in Research and development expenses, partially offset by a net gain of $0.9 million on the sales of properties included in Other (expenses) income, net.

(g)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses for the nine-month period ended September 30, 2017, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at September 30, 2017, with the expectation that the majority of these plans will be completed by the end of 2017.

(h)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 10, “Long-term Debt,” for additional information.

(i)	See Note 3, “Divestitures,” for additional information.

In November 2017, we announced that during the first quarter of 2018, the Performance Catalyst Solutions ("PCS") product line will merge with the Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments will include: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) from continuing operations for the three-month and nine-month periods ended September 30, 2017 and 2016 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Pension Benefits Cost (Credit):
Service cost	$1,067	$842	$3,090	$3,123
Interest cost	8,375	9,115	24,983	27,978
Expected return on assets	(9,960)	(9,920)	(29,799)	(30,429)
Actuarial gain	—	—	—	(50)
Amortization of prior service benefit	29	230	102	698
Total net pension benefits (credit) cost	$(489)	$267	$(1,624)	$1,320
Postretirement Benefits Cost (Credit):
Service cost	$30	$29	$91	$86
Interest cost	585	620	1,755	1,862
Expected return on assets	(28)	(46)	(83)	(140)
Amortization of prior service benefit	(24)	(24)	(72)	(72)
Total net postretirement benefits cost	$563	$579	$1,691	$1,736
Total net pension and postretirement benefits cost(a)	$74	$846	$67	$3,056

(a)
For the three-month and nine-month periods ended September 30, 2016, $3.7 million and $4.9 million, respectively, of net pension and postretirement benefits cost are included in Income (loss) from discontinued operations (net of tax) in the consolidated statements of income. See Note 3, “Divestitures,” for additional information.

During the three-month and nine-month periods ended September 30, 2017, we made contributions of $2.6 million and $7.7 million, respectively, to our qualified and nonqualified pension plans for continuing operations. During the three-month and nine-month periods ended September 30, 2016, we made contributions of $2.4 million and $8.5 million, respectively, to our qualified and nonqualified pension plans for continuing operations. Contributions to discontinued operations qualified and nonqualified pension plans were $1.0 million and $2.9 million, respectively, for the three-month and nine-month periods ended September 30, 2016.
We paid $0.7 million and $1.9 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2017, respectively. During the three-month and nine-month periods ended September 30, 2016, we paid $0.7 million and $2.3 million, respectively, in premiums to the U.S. postretirement benefit plan.
Multiemployer Plan
Our normal contributions to the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) multiemployer plan for continuing operations were approximately $0.3 million and $0.8 million during the three-month and nine-month periods ended September 30, 2017, respectively. During the three-month and nine-month periods ended September 30, 2016, we made contributions of approximately $0.3 million and $0.8 million, respectively, to the DN Pensionskasse multiemployer plan for continuing operations. Contributions for discontinued operations were approximately $0.2 million and $0.6 million during the three-month and nine-month periods ended September 30, 2016, respectively.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the nine-month period ended September 30, 2017, we made contributions for our employees covered under this plan of approximately $2.0 million, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. In addition, during the three-month and nine-month periods ended September 30, 2017, we made contributions relating to this financial improvement plan to indemnify previously divested businesses of approximately $1.6 million and $4.6 million, respectively, recorded in Other (expenses) income, net.

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

	September 30, 2017		December 31, 2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,797,714	$1,913,900	$2,381,370	$2,472,813
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2017 and December 31, 2016, we had outstanding foreign currency forward contracts with notional values totaling $357.7 million and $251.6 million, respectively. Our foreign currency forward contracts outstanding at September 30, 2017 and December 31, 2016 were not designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. At September 30, 2017 and December 31, 2016, less than $0.1 million and $0.2 million, respectively, was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net. For the three-month and nine-month periods ended September 30, 2017, we recognized gains of $0.8 million and $9.0 million, respectively, in Other (expenses) income, net, in our consolidated statements of income related to the change in fair value of our foreign currency forward contracts. For the three-month and nine-month periods ended September 30, 2016, we recognized gains (losses) of $3.0 million and ($1.9) million, respectively, in Other (expenses) income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. Also, for the nine-month periods ended September 30, 2017 and 2016, we recorded (gains) losses of ($9.0) million and $1.9 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash receipts (settlements) of $8.9 million and ($2.0) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

There were no transfers between Levels 1 and 2 during the nine-month period ended September 30, 2017. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$23,646	$23,646	$—	$—
Private equity securities(b)	$33	$33	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,113	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$23,646	$23,646	$—	$—
Foreign currency forward contracts(d)	$25	$—	$25	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Private equity securities(b)	$35	$35	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,498	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Foreign currency forward contracts(d)	$182	$—	$182	$—

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended September 30, 2017
Balance at June 30, 2017	$(341,690)	$85	$60,459	$(15,687)	$(296,833)
Other comprehensive income (loss) before reclassifications	56,179	—	(9,681)	—	46,498
Amounts reclassified from accumulated other comprehensive loss	—	(7)	—	529	522
Other comprehensive income (loss), net of tax	56,179	(7)	(9,681)	529	47,020
Other comprehensive income attributable to noncontrolling interests	(130)	—	—	—	(130)
Balance at September 30, 2017	$(285,641)	$78	$50,778	$(15,158)	$(249,943)
Three months ended September 30, 2016
Balance at June 30, 2016	$(416,636)	$(338)	$59,328	$(17,810)	$(375,456)
Other comprehensive income (loss) before reclassifications(c)	47,712	—	(7,395)	—	40,317
Amounts reclassified from accumulated other comprehensive loss	—	206	—	525	731
Other comprehensive income (loss), net of tax	47,712	206	(7,395)	525	41,048
Other comprehensive income attributable to noncontrolling interests	(23)	—	—	—	(23)
Balance at September 30, 2016	$(368,947)	$(132)	$51,933	$(17,285)	$(334,431)
Nine months ended September 30, 2017
Balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	199,303	—	(37,600)	—	161,703
Amounts reclassified from accumulated other comprehensive loss	—	2	—	1,587	1,589
Other comprehensive income (loss), net of tax	199,303	2	(37,600)	1,587	163,292
Other comprehensive income attributable to noncontrolling interests	(823)	—	—	—	(823)
Balance at September 30, 2017	$(285,641)	$78	$50,778	$(15,158)	$(249,943)
Nine months ended September 30, 2016
Balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive income (loss) before reclassifications	95,425	—	(10,312)	—	85,113
Amounts reclassified from accumulated other comprehensive loss	—	626	—	1,576	2,202
Other comprehensive income (loss), net of tax	95,425	626	(10,312)	1,576	87,315
Other comprehensive income attributable to noncontrolling interests	(458)	—	—	—	(458)
Balance at September 30, 2016	$(368,947)	$(132)	$51,933	$(17,285)	$(334,431)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(c)
Foreign currency translation includes an adjustment of $12.5 million to reduce our investment in the Windfield Holdings Pty. Ltd. joint venture related to the three month period ended March 31, 2016. See Note 1, “Basis of Presentation,” for further details.

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016 is provided in the following tables (in thousands):

	Three Months Ended September 30,
	2017				2016
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$56,156	$—	$(15,266)	$834	$47,787	$209	$(11,740)	$834
Income tax benefit (expense)	23	(7)	5,585	(305)	(75)	(3)	4,345	(309)
Other comprehensive income (loss), net of tax	$56,179	$(7)	$(9,681)	$529	$47,712	$206	$(7,395)	$525

	Nine Months Ended September 30,
	2017				2016
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$200,366	$10	$(59,292)	$2,502	$96,326	$635	$(16,371)	$2,502
Income tax (expense) benefit	(1,063)	(8)	21,692	(915)	(901)	(9)	6,059	(926)
Other comprehensive income (loss), net of tax	$199,303	$2	$(37,600)	$1,587	$95,425	$626	$(10,312)	$1,576

NOTE 17—Related Party Transactions:
Our condensed consolidated financial statements include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales to unconsolidated affiliates	$7,309	$5,047	$23,753	$19,452
Purchases from unconsolidated affiliates	$51,983	$30,591	$148,502	$93,372

NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2017	2016
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$53,421	$19,354

NOTE 19—Recently Issued Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. In March 2016 and April 2016, the FASB issued amendments to this new guidance that provides clarification about principal versus agent considerations, identification of performance obligations and accounting for the licensing of intellectual property. In May 2016, the FASB issued an amendment to the guidance that provides clarification about collectibility, noncash consideration, presentation of sales tax, and transition. In December 2016, the FASB issued an amendment to the guidance that provides narrow-scope improvements and practical expedient regarding collectibility, presentation of sales tax collected from customers, non-cash considerations, contract modifications at transition, completed contracts at transition and other technical corrections. These new requirements become effective for annual and interim reporting periods beginning after December 15, 2017. Early adoption is permitted for annual and interim reporting periods beginning after December 15, 2016. We expect to adopt the new standard in the first quarter of 2018 using the modified retrospective method. We have made significant progress in evaluating our existing contracts and accounting policies to determine the impact this standard will have on the condensed consolidated financial statements and related disclosures. We continue to make progress on implementing appropriate changes to the business processes and controls to support recognition and disclosure under the new standard, as well as continuing to assess the new disclosures that will be required in the first quarter of 2018, following the adoption of this new standard. At this time, we do not expect to make any significant changes to our existing systems as a result of this new standard.
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
In March 2016, the FASB issued accounting guidance that simplifies several aspects of the accounting for share-based payment awards. Among other things, this guidance requires all tax effects related to share-based payment awards to be recognized as income tax expense or benefit on the income statement, thus eliminating all additional paid-in capital pools. An entity should recognize excess tax benefits regardless of whether the benefit reduces income taxes payable in the current period. For interim reporting purposes, excess tax benefits and tax deficiencies should be accounted for as discrete items in the reporting period in which they occur. Additionally, this new guidance requires all tax related cash flows resulting from share-based payments to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This guidance became effective on January 1, 2017. The impact of recognizing excess tax benefits in the income statement resulted in a $2.2 million and $6.9 million reduction in Income tax expense for the three-month and nine-month periods ended September 30, 2017, respectively. The remaining aspects of adopting this guidance did not have a material impact on our condensed consolidated financial statements.
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
In August 2017, the FASB issued accounting guidance to better align an entity’s risk management activities with hedge accounting, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our financial statements.

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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others:

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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2017 and 2016. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 41.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals to customers across a widely diverse range of end markets. The end markets we serve include the petroleum refining, consumer electronics, energy storage, construction, automotive, lubricants, pharmaceuticals, crop protection, food safety and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies primarily will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the global marketplace. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to overcome economic challenges and to take advantage of future opportunities in the industries and markets in which we operate.
Third Quarter 2017
During the third quarter of 2017:

•
We announced that we have developed an innovative technology that could lead to a sustainable increase in total lithium production in Chile to as much as 125,000 metric tons of lithium carbonate equivalent annually, without the need for additional brine pumping at the Salar de Atacama. As a result of this development, we have requested that Chile's Economic Development Agency (“CORFO”) increase our lithium quota. As of the date of this Quarterly Report, CORFO is yet to consider the Company’s request.

•	Our board of directors declared a quarterly dividend of $0.32 per share on July 10, 2017, which was paid on October 2, 2017 to shareholders of record at the close of business as of September 15, 2017.

•
Our net sales for the quarter were $754.9 million, up 15% from net sales of $654.0 million in the third quarter of 2016. Net sales from our reportable segments for the quarter were $726.8 million, an increase of 16% from net sales of $625.4 million in the third quarter of 2016.

•	Earnings per share were $1.06 (on a diluted basis), an increase from third quarter 2016 results of $0.93 per diluted share from continuing operations.

•	Cash provided by operating activities was $129.3 million in the third quarter, a decrease from $201.3 million in the third quarter 2016.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage continues to accelerate, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment and an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
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
Bromine Specialties: The Bromine Specialties segment performed well in the first nine months of 2017, with year over year adjusted EBITDA growth driven by strong fire safety and other derivative volume increases and productivity improvements. We are encouraged by the results in the first nine months, and are optimistic about the remainder of the year.
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
Refining Solutions: Following a year of significant increases in the number of “Hydro treating unit” catalyst change-outs and and marked improvement in catalyst product mix, our clean fuels technology business continues to perform as expected with fewer refining change-outs and a weaker year over year product mix. We expect solid performance from our Fluid Catalytic Cracking (“FCC”) division despite a number of scheduled maintenance shutdowns, plant turnarounds at refiners and impacts from hurricane Harvey. We also continue to face headwinds from rising input costs in 2017 following historically low prices in 2016.

On a longer term basis, we believe increased global demand for transportation fuels from a growing population and increasing mobility and the implementation of more stringent fuel quality requirements will be primary drivers of growth in our Refining Solutions business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Refining Solutions remains well-positioned for the future.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2017 to be approximately 16.7%; however, our rate will vary based on the locations globally where income is actually earned and the potential volatility resulting from changing legislation in the U.S. and other tax jurisdictions. We also anticipate the potential for increased periodic volatility in future effective tax rates from the continuing impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, which was adopted in the first quarter of 2017.
In the first quarter of 2017, we increased our quarterly dividend rate to $0.32 per share. During 2017, we received and retired approximately 2.3 million shares of our common stock under our share repurchase program and the ASR agreement, and we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
In November 2017, we announced that during the first quarter of 2018, the Performance Catalyst Solutions ("PCS") product line will merge with the Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments will include: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.
We remain committed to evaluating opportunities that may arise for acquisitions or other business development activities that will complement our business footprint. Additional information regarding our products, markets and financial performance is provided at our website, www.albemarle.com. Our website is not a part of this document nor is it incorporated herein by reference.

Results of Operations
The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income.
Third Quarter 2017 Compared to Third Quarter 2016
Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2017	2016	2017 vs. 2016
	(In thousands, except percentages and per share amounts)
NET SALES	$754,866	$654,010	15%
Cost of goods sold	479,077	415,038	15%
GROSS PROFIT	275,789	238,972	15%
GROSS PROFIT MARGIN	36.5%	36.5%
Selling, general and administrative expenses	105,582	86,302	22%
Research and development expenses	21,763	21,012	4%
Acquisition and integration related costs	—	6,749	(100)%
OPERATING PROFIT	148,444	124,909	19%
OPERATING PROFIT MARGIN	19.7%	19.1%
Interest and financing expenses	(15,792)	(15,946)	(1)%
Other (expenses) income, net	(3,008)	2,990	(201)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	129,644	111,953	16%
Income tax expense	18,495	12,394	49%
Effective tax rate	14.3%	11.1%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	111,149	99,559	12%
Equity in net income of unconsolidated investments (net of tax)	19,044	14,953	27%
NET INCOME FROM CONTINUING OPERATIONS	130,193	114,512	14%
Income from discontinued operations (net of tax)	—	23,185	(100)%
NET INCOME	130,193	137,697	(5)%
Net income attributable to noncontrolling interests	(11,523)	(9,477)	22%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$118,670	$128,220	(7)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	17.2%	17.5%
Basic earnings per share:
Continuing operations	$1.07	$0.93	15%
Discontinued operations	—	0.21	(100)%
	$1.07	$1.14	(6)%
Diluted earnings per share:
Continuing operations	$1.06	$0.93	14%
Discontinued operations	—	0.20	(100)%
	$1.06	$1.13	(6)%

Net Sales
For the three-month period ended September 30, 2017, we recorded net sales of $754.9 million, an increase of $100.9 million, or 15%, compared to net sales of $654.0 million for the three-month period ended September 30, 2016. Net sales increased due to $46.3 million of higher volumes resulting from market demand, $51.1 million of favorable price impacts and $3.0 million of favorable currency exchange impacts.
Gross Profit
For the three-month period ended September 30, 2017, our gross profit increased $36.8 million, or 15%, from the corresponding 2016 period. Included in Costs of goods sold for the three-month period ended September 30, 2017 are $1.8 million of acquisition and integration related costs resulting from the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) and a $0.6 million charge related to the markup of inventory purchased from the Jiangli New Materials acquisition. In addition, gross profit decreased $1.3 million related to the divested minerals-based flame retardants and specialty chemicals business. Excluding the impact of these items, gross profit increased by $40.5 million, or 17%, due primarily to higher overall sales volumes and $51.1 million in favorable price impacts, partially offset by a $11.4 million negative impact from hurricane Harvey. Overall, these factors contributed to a gross profit margin for the three-month period ended September 30, 2017 of 36.5%, the same as in the corresponding period in 2016. Excluding the impact of the charges noted above, gross profit margin was 36.9% for the three-month period ended September 30, 2017 as compared to 36.3% in the corresponding period in 2016.
Selling, General and Administrative Expenses
For the three-month period ended September 30, 2017, our selling, general and administrative (“SG&A”) expenses increased $19.3 million, or 22%, from the three-month period ended September 30, 2016. The three-month period ended September 30, 2017 includes $3.8 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials. Excluding the impact of these charges, SG&A expenses increased $15.5 million primarily due to increased compensation related costs, Lithium growth spending and professional fees. As a percentage of net sales, SG&A expenses were 14.0% for the three-month period ended September 30, 2017, compared to 13.2% for the corresponding period in 2016.
Research and Development Expenses
For the three-month period ended September 30, 2017, our research and development (“R&D”) expenses increased $0.8 million, or 4%, from the three-month period ended September 30, 2016. As a percentage of net sales, R&D expenses were 2.9% and 3.2% for the three-month periods ended September 30, 2017 and 2016, respectively.
Acquisition and Integration Related Costs
The three-month period ended September 30, 2016 included $6.3 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $0.4 million of costs in connection with other significant projects. Acquisition and integration related costs for the three-month period ended September 30, 2017 are reported in Cost of goods sold and SG&A, as noted above.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended September 30, 2017 decreased $0.2 million to $15.8 million from the corresponding 2016 period, due mainly to the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes in the first quarter of 2017.
Other (Expenses) Income, Net
Other (expenses) income, net, for the three-month period ended September 30, 2017 was ($3.0) million compared to $3.0 million for the corresponding 2016 period. The three-month period ended September 30, 2016 included a $2.9 million gain in the fair value of our investment in private equity securities. During the three-month period ended September 30, 2017, we recorded $1.6 million of multiemployer plan financial improvement plan shortfall contributions to indemnify previously divested businesses, a $1.4 million decrease adjustment to the gain recorded for the acquisition of the remaining 50% interest of an equity investment and $1.1 million related to a reversal of a liability associated with the previous disposal of a property, partially offset by the revision of tax indemnification expenses of $0.7 million primarily related to the filing of tax returns for a previously disposed business. The remaining change was primarily due to an increase in interest income and foreign exchange losses of $2.2 million.

Income Tax Expense
The effective income tax rate for the third quarter of 2017 was 14.3% compared to 11.1% for the third quarter of 2016. Our effective income tax rate differs from the U.S. Federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S, and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The increase in the effective tax rate for the three-month period ended September 30, 2017 compared to the same period last year, was driven by a variety of factors, primarily stemming from the $6.1 million discrete tax benefit in 2016 related mainly to foreign provision to return adjustments.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $19.0 million for the three-month period ended September 30, 2017 compared to $15.0 million in the same period last year. This increase of $4.0 million was primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture, Windfield Holdings Pty. Ltd., resulting from higher sales volumes.
Income from Discontinued Operations
The three-month period ended September 30, 2016 includes income from discontinued operations, after income taxes, of $23.2 million related to our Chemetall Surface Treatment business which was sold in the fourth quarter of 2016.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended September 30, 2017, net income attributable to noncontrolling interests was $11.5 million compared to $9.5 million in the same period last year. This increase of $2.0 million was due primarily to an increase in consolidated income related to our JBC joint venture from higher sales volumes in the quarter.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $118.7 million in the three-month period ended September 30, 2017, from $128.2 million in the three-month period ended September 30, 2016. The three-month period ended September 30, 2016 included income from discontinued operations of $23.2 million from our Chemetall Surface Treatment business sold in the fourth quarter of 2016. Excluding this amount, net income attributable to Albemarle increased by $13.7 million. The increase is primarily due to the increase in gross profit from higher overall sales volumes and favorable price impacts, partially offset by an increase in SG&A expenses, a higher effective income tax rate and the negative impact of hurricane Harvey.
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $47.0 million for the three-month period ended September 30, 2017 compared to $41.0 million for the corresponding period in 2016. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $56.2 million, mainly as a result of favorable movements in the European Union Euro of approximately $50 million, the Brazilian Real of approximately $4 million and the Chinese Renminbi of approximately $4 million, partially offset by a net unfavorable variance in various other currencies totaling approximately $2 million. Also included in total other comprehensive income for the 2017 period is a loss of $9.7 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $47.7 million, mainly as a result of favorable movements in the European Union Euro of approximately $38 million and the Korean Won of approximately $8 million. The movement in the European Union Euro includes an adjustment of $12.5 million to reduce the Foreign currency translation on our investment in the Windfield Holdings Pty. Ltd. joint venture related to the three-month period March 31, 2016. Also included in total other comprehensive income for the 2016 period is a loss of $7.4 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.

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
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our core businesses.

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
The Company’s chief operating decision maker uses earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items such as acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items (“adjusted EBITDA”), in a balanced manner and on a segment basis to assess the ongoing performance of the Company’s business segments and to allocate resources. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$343,557	45.5%	$240,424	36.8%	43%
Bromine Specialties	212,923	28.2%	194,496	29.7%	9%
Refining Solutions	170,275	22.6%	190,453	29.1%	(11)%
All Other	28,021	3.7%	28,272	4.3%	(1)%
Corporate	90	—%	365	0.1%	(75)%
Total net sales	$754,866	100.0%	$654,010	100.0%	15%

Adjusted EBITDA:
Lithium and Advanced Materials	$130,218	62.2%	$91,719	48.7%	42%
Bromine Specialties	63,936	30.5%	51,807	27.5%	23%
Refining Solutions	43,120	20.6%	64,960	34.5%	(34)%
All Other	306	0.2%	5,470	2.9%	(94)%
Corporate	(28,197)	(13.5)%	(25,627)	(13.6)%	10%
Total adjusted EBITDA	$209,383	100.0%	$188,329	100.0%	11%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$103,199	$53,760	$34,392	$191,351	$(1,776)	$(70,905)	$118,670
Depreciation and amortization	26,136	10,176	9,978	46,290	2,082	1,523	49,895
Utilization of inventory markup(a)	568	—	—	568	—	—	568
Adjustment to gain on acquisition(b)	1,408	—	—	1,408	—	—	1,408
Acquisition and integration related costs(c)	—	—	—	—	—	5,635	5,635
Interest and financing expenses	—	—	—	—	—	15,792	15,792
Income tax expense	—	—	—	—	—	18,495	18,495
Non-operating pension and OPEB items	—	—	—	—	—	(1,028)	(1,028)
Multiemployer plan shortfall contributions(d)	—	—	—	—	—	1,646	1,646
Other(e)	(1,093)	—	(1,250)	(2,343)	—	645	(1,698)
Adjusted EBITDA	$130,218	$63,936	$43,120	$237,274	$306	$(28,197)	$209,383
Three months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$66,166	$41,621	$55,981	$163,768	$3,806	$(39,354)	$128,220
Depreciation and amortization	25,553	10,186	8,979	44,718	1,664	1,592	47,974
Acquisition and integration related costs(f)	—	—	—	—	—	6,749	6,749
Interest and financing expenses	—	—	—	—	—	15,946	15,946
Income tax expense	—	—	—	—	—	12,394	12,394
Income from discontinued operations (net of tax)	—	—	—	—	—	(23,185)	(23,185)
Non-operating pension and OPEB items	—	—	—	—	—	(231)	(231)
Other(g)	—	—	—	—	—	462	462
Adjusted EBITDA	$91,719	$51,807	$64,960	$208,486	$5,470	$(25,627)	$188,329

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month period ended September 30, 2017, $0.6 million was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
Adjustment to gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Item 1 Financial Statements - Note 2, “Acquisitions,” for additional information.

(c)
Acquisition and integration related costs of $1.8 million and $3.8 million were included in Cost of goods sold and SG&A expenses, respectively, for the three-month period ended September 30, 2017, related to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(d)
Included in Other (expenses) income, net, is $1.6 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan, to indemnify previously divested businesses.

(e)	Included amounts recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪
Other (expenses) income, net - $1.1 million related to a reversal of a liability associated with the previous disposal of a property, partially offset by the revision of tax indemnification expenses of $0.7 million primarily related to the filing of tax returns for a previously disposed business.

(f)	See “Acquisition and Integration Related Costs” on page 30 for a description of these items.

(g)
Includes the write-off of fixed assets of $1.4 million included in Research and development expenses, partially offset by a net gain of $0.9 million on the sales of properties included in Other (expenses) income, net.

Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the three-month period ended September 30, 2017 were $343.6 million, up $103.1 million, or 43%, compared to the corresponding period of 2016. The increase was primarily driven by $53.2 million of favorable Lithium price impacts primarily related to our battery grade and technical grade lithium carbonate applications, $47.9 million of favorable Lithium sales volumes due to market demand and $1.6 million of favorable currency translation impacts. Adjusted EBITDA for Lithium and Advanced Materials was up 42%, or $38.5 million, to $130.2 million for the three-month period ended September 30, 2017, compared to the same period in 2016, primarily due to favorable pricing and higher overall sales volumes, partially offset by Lithium growth spending, a $3.9 million negative impact from hurricane Harvey on PCS and $0.2 million of unfavorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended September 30, 2017 were $212.9 million, up $18.4 million, or 9%, compared to the corresponding period of 2016. The increase was driven mainly by $16.2 million in favorable volume related to flame retardants and $2.2 million of favorable pricing impacts. Adjusted EBITDA for Bromine Specialties was up 23%, or $12.1 million, to $63.9 million for the three-month period ended September 30, 2017, compared to the same period in 2016, primarily due to higher volumes and favorable pricing, partially offset by higher SG&A expenses and a $2.7 million negative impact from hurricane Harvey.
Refining Solutions
Refining Solutions segment net sales for the three-month period ended September 30, 2017 were $170.3 million, a decrease of $20.2 million, or 11%, compared to the corresponding period of 2016. This decrease was primarily due to $18.0 million of lower volumes and $3.6 million of unfavorable price impacts due to customer and product mix, partially offset by $1.4 million of favorable currency exchange impacts. Refining Solutions adjusted EBITDA decreased 34%, or $21.8 million, to $43.1 million for the three-month period ended September 30, 2017 in comparison to the corresponding period of 2016. This decrease was primarily due to unfavorable volume and mix impacts, as well as a $4.8 million negative impact from hurricane Harvey.
All Other
All Other net sales for the three-month period ended September 30, 2017 were $28.0 million, a decrease of $0.3 million, or 1%, compared to the three-month period ended September 30, 2016. This decrease was primarily due to lower sales volumes, partially offset by favorable pricing for the fine chemistry services business. All Other adjusted EBITDA was down 94%, or $5.2 million, for the three-month period ended September 30, 2017 in comparison to the corresponding period of 2016. The three-month period ended September 30, 2016 included a $2.9 million gain in the fair value of our investment in private equity securities. Excluding this and the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $1.3 million, All Other adjusted EBITDA decreased by $1.0 million primarily due to lower volumes and slightly higher costs for the fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a loss of $28.2 million for the three-month period ended September 30, 2017, compared to a loss of $25.6 million for the corresponding period of 2016. The change was primarily due to $2.1 million of unfavorable currency exchange impacts.

Nine Months 2017 Compared to Nine Months 2016
Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2017	2016	2017 vs. 2016
	(In thousands, except percentages and per share amounts)
NET SALES	$2,214,187	$1,980,548	12%
Cost of goods sold	1,411,216	1,250,938	13%
GROSS PROFIT	802,971	729,610	10%
GROSS PROFIT MARGIN	36.3%	36.8%
Selling, general and administrative expenses	329,269	254,988	29%
Research and development expenses	63,423	61,384	3%
Gain on sales of businesses, net	—	(122,298)	(100)%
Acquisition and integration related costs	—	44,337	(100)%
OPERATING PROFIT	410,279	491,199	(16)%
OPERATING PROFIT MARGIN	18.5%	24.8%
Interest and financing expenses	(98,895)	(46,860)	111%
Other (expenses) income, net	(6,512)	740	*
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	304,872	445,079	(32)%
Income tax expense	53,596	61,535	(13)%
Effective tax rate	17.6%	13.8%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	251,276	383,544	(34)%
Equity in net income of unconsolidated investments (net of tax)	55,263	44,790	23%
NET INCOME FROM CONTINUING OPERATIONS	306,539	428,334	(28)%
Loss from discontinued operations (net of tax)	—	(357,843)	(100)%
NET INCOME	306,539	70,491	*
Net income attributable to noncontrolling interests	(33,323)	(28,906)	15%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$273,216	$41,585	*
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	13.8%	21.6%
Basic earnings (loss) per share:
Continuing operations	$2.46	$3.56	(31)%
Discontinued operations	—	(3.19)	(100)%
	$2.46	$0.37	*
Diluted earnings (loss) per share:
Continuing operations	$2.43	$3.53	(31)%
Discontinued operations	—	(3.16)	(100)%
	$2.43	$0.37	*
*Percentage calculation is not meaningful.
Net Sales
For the nine-month period ended September 30, 2017, we recorded net sales of $2.21 billion, an increase of $233.6 million, or 12%, compared to net sales of $1.98 billion for the nine-month period ended September 30, 2016. Net sales increased due to $181.0 million of higher volumes resulting from market demand and $95.9 million of favorable price impacts, partially offset by the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $38.6 million and $4.7 million of unfavorable currency exchange impacts.

Gross Profit
For the nine-month period ended September 30, 2017, our gross profit increased $73.4 million, or 10%, from the corresponding 2016 period. Included in Costs of goods sold for the nine-month period ended September 30, 2017 are: (1) a $23.1 million charge related to the markup of inventory purchased as part of the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangli New Materials; (2) $12.5 million of acquisition and integration related costs resulting from the Jiangli New Materials acquisition; and (3) restructuring costs of $2.9 million related to a plan to reduce costs at several locations. In addition, gross profit decreased $3.6 million related to the divested minerals-based flame retardants and specialty chemicals business. Excluding the impact of these items, gross profit increased by $115.5 million, or 15.9%, due primarily to higher overall sales volumes and $95.9 million in favorable price impacts, partially offset by a $11.4 million negative impact from hurricane Harvey. Overall, these factors contributed to a lower gross profit margin for the nine-month period ended September 30, 2017 of 36.3%, down from 36.8% in the corresponding period in 2016. Excluding the impact of the charges noted above, gross profit margin was 38.0% for the nine-month period ended September 30, 2017 as compared to 37.4% in the corresponding period in 2016.
Selling, General and Administrative Expenses
For the nine-month period ended September 30, 2017, our SG&A expenses increased $74.3 million, or 29%, from the nine-month period ended September 30, 2016. The nine-month period ended September 30, 2017 includes $13.9 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials, $8.4 million of restructuring costs related to several locations, primarily our Lithium sites in Germany and $2.0 million of multiemployer plan financial improvement plan shortfall contributions for our employees. Excluding the impact of these charges, SG&A expenses increased $50.0 million primarily due to increased compensation related costs, Lithium growth spending and professional fees. As a percentage of net sales, SG&A expenses were 14.9% for the nine-month period ended September 30, 2017, compared to 12.9% for the corresponding period of 2016.
Research and Development
For the nine-month period ended September 30, 2017, our R&D expenses increased $2.0 million, or 3%, from the nine-month period ended September 30, 2016. Included in R&D expenses for the nine-month period ended September 30, 2017 are $5.8 million of restructuring costs related to our Lithium sites in Germany. As a percentage of net sales, R&D expenses were 2.9% and 3.1% for the nine-month periods ended September 30, 2017 and 2016, respectively.
Gain on Sales of Businesses, Net
The nine-month period ended September 30, 2016 included gains before income taxes of $11.5 million and $112.3 million related to the sale of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business, respectively, which closed in the first quarter of 2016. In addition, Gain on sales of businesses, net, for the nine-month period ended September 30, 2016 includes a loss of $1.5 million on the sale of our wafer reclaim business.
Acquisition and Integration Related Costs
The nine-month period ended September 30, 2016 included $42.4 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $1.9 million of costs in connection with other significant projects. Acquisition and integration related costs for the nine-month period ended September 30, 2017 are reported in Cost of goods sold and SG&A expenses, as noted above.
Interest and Financing Expenses
Interest and financing expenses for the nine-month period ended September 30, 2017 increased $52.0 million to $98.9 million from the corresponding 2016 period, due mainly to a loss on early extinguishment of debt of $52.8 million related to the tender premiums, fees, unamortized discounts and unamortized deferred financings costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes.
Other (Expenses) Income, Net
Other (expenses) income, net, for the nine-month period ended September 30, 2017 was ($6.5) million compared to $0.7 million for the corresponding period of 2016. During the nine-month period ended September 30, 2017, we recorded $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, a loss of $2.1 million associated with the previous disposal of a business, final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.9 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business. This is partially offset by a $6.0 million gain related to the acquisition of the remaining 50% interest of an equity investment in 2017, $1.1 million related to a reversal of a liability associated with the previous disposal of a property. The remaining change was primarily due to an increase in foreign exchange losses of $4.5 million and a $2.9 million gain in the fair value of our investment in private equity securities recorded during the nine-month period ended September 30, 2016.
Income Tax Expense
The effective income tax rate for the first nine months of 2017 was 17.6% compared to 13.8% for the first nine months of 2016. Our effective income tax rate differs from the U.S. Federal statutory income tax rates in the comparative periods primarily due to the impact of earnings from outside the U.S, and is mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the nine-month period ended September 30, 2017 included foreign rate changes of $14.8 million and a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by a $10.8 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the second quarter of 2017 and a $6.9 million benefit from excess tax benefits realized from stock-based compensation arrangements. Our effective income tax rate for the nine-month period ended September 30, 2016 was driven down by a variety of factors, primarily low tax gains from the sale of the metal sulfides business and the minerals-based flame retardant and specialty chemicals business, as well as a favorable mix of earnings in lower tax jurisdictions.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $55.3 million for the nine-month period ended September 30, 2017 compared to $44.8 million in the same period last year. This increase of $10.5 million was primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture Windfield Holdings Pty. Ltd. resulting from higher sales volumes.
Loss from Discontinued Operations
The nine-month period ended September 30, 2016 loss from discontinued operations, after income taxes, of $357.8 million included a non-recurring, non-cash tax charge of $411.3 million related to the change in the Company’s assertion over book and tax basis differences for certain entities included in the sale of the Chemetall Surface Treatment business, partially offset by higher earnings and lower interest expense.
Net Income Attributable to Noncontrolling Interests
For the nine-month period ended September 30, 2017, net income attributable to noncontrolling interests was $33.3 million compared to $28.9 million in the corresponding period of 2016. This increase of $4.4 million was due primarily to an increase in consolidated income related to our JBC joint venture from higher sales volumes.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $273.2 million in the nine-month period ended September 30, 2017, from $41.6 million in the nine-month period ended September 30, 2016. The nine-month period ended September 30, 2016 included a non-recurring, non-cash tax charge of $411.3 million related to the decision to sell the Chemetall Surface Treatment business and a $122.3 million gain on sales of businesses, while the nine-month period ended September 30, 2017 included a $52.8 million loss on early extinguishment of debt and $17.1 million of restructuring and other costs. Excluding these items, net income attributable to Albemarle increased by $12.5 million. The increase is primarily due to the increase in gross profit from higher overall sales volumes and favorable price impacts, and lower acquisition and integration related costs, partially offset by an increase in SG&A expenses, a higher effective income tax rate, income before taxes from discontinued operations in 2016 and the negative impact of hurricane Harvey.
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $163.3 million for the nine-month period ended September 30, 2017 compared to $87.3 million for the corresponding period in 2016. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $199.3 million, mainly as a result of favorable movements in the European Union Euro of approximately $174 million, the Chinese Renminbi of approximately $9 million, the Korean Won of approximately $8 million, and a net favorable variance in various other currencies totaling approximately $7 million (each approximately $4 million or less). Also included in total other comprehensive income for the 2017 period is a loss of $37.6 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2016 period, other comprehensive income from foreign currency translation adjustments was $95.4 million, mainly as a result of favorable movements in the European Union Euro of approximately $82 million, the Brazilian Real of approximately $14 million, the Korean Won of approximately $7 million, the Japanese Yen of approximately $6 million and a net favorable variance in various other currencies totaling approximately $11 million (each approximately $4 million or less), partially offset by unfavorable movements in the British Pound Sterling of approximately $19 million and the Chinese Renminbi of approximately $5 million. Also included in total other comprehensive income for the 2016 period is a loss of $10.3 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.
Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category comprises operating segments that did not fit into any of our core businesses. During the first quarter of 2016, we completed the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals businesses. For additional information about these businesses, see Item 1 Financial Statements - Note 3, “Divestitures.” Following the sales of these businesses, the “All Other” category includes only the fine chemistry services business.

	Nine Months Ended September 30,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$945,791	42.7%	$689,950	34.8%	37%
Bromine Specialties	636,059	28.7%	597,912	30.2%	6%
Refining Solutions	539,904	24.4%	539,044	27.2%	—%
All Other	91,144	4.1%	150,987	7.6%	(40)%
Corporate	1,289	0.1%	2,655	0.2%	(51)%
Total net sales	$2,214,187	100.0%	$1,980,548	100.0%	12%

Adjusted EBITDA:
Lithium and Advanced Materials	$382,789	59.8%	$260,861	45.7%	47%
Bromine Specialties	194,499	30.4%	179,977	31.5%	8%
Refining Solutions	142,777	22.3%	181,620	31.8%	(21)%
All Other	7,906	1.3%	14,810	2.6%	(47)%
Corporate	(88,271)	(13.8)%	(66,435)	(11.6)%	33%
Total adjusted EBITDA	$639,700	100.0%	$570,833	100.0%	12%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$292,655	$164,193	$115,329	$572,177	$1,622	$(300,583)	$273,216
Depreciation and amortization	74,157	30,306	28,698	133,161	6,284	4,642	144,087
Utilization of inventory markup(a)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(b)	—	—	—	—	—	17,141	17,141
Gain on acquisition(c)	(6,025)	—	—	(6,025)	—	—	(6,025)
Acquisition and integration related costs(d)	—	—	—	—	—	26,395	26,395
Interest and financing expenses(e)	—	—	—	—	—	98,895	98,895
Income tax expense	—	—	—	—	—	53,596	53,596
Non-operating pension and OPEB items	—	—	—	—	—	(3,144)	(3,144)
Multiemployer plan shortfall contributions(f)	—	—	—	—	—	6,586	6,586
Other(g)	(1,093)	—	(1,250)	(2,343)	—	8,201	5,858
Adjusted EBITDA	$382,789	$194,499	$142,777	$720,065	$7,906	$(88,271)	$639,700
Nine months ended September 30, 2016
Net income (loss) attributable to Albemarle Corporation	$186,373	$150,221	$154,767	$491,361	$133,012	$(582,788)	$41,585
Depreciation and amortization	74,488	29,756	26,853	131,097	5,629	4,562	141,288
(Gain) loss on sales of businesses, net(h)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(i)	—	—	—	—	—	44,337	44,337
Interest and financing expenses	—	—	—	—	—	46,860	46,860
Income tax expense	—	—	—	—	—	61,535	61,535
Loss from discontinued operations (net of tax)	—	—	—	—	—	357,843	357,843
Non-operating pension and OPEB items	—	—	—	—	—	(779)	(779)
Other(j)	—	—	—	—	—	462	462
Adjusted EBITDA	$260,861	$179,977	$181,620	$622,458	$14,810	$(66,435)	$570,833

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The inventory markup was expensed over the estimated remaining selling period. For the nine-month period ended September 30, 2017, $23.1 million was included in Cost of goods sold related to the utilization of the inventory markup.

(b)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in SG&A expenses and $5.8 million in Research and development expenses, primarily related to restructuring costs. The unpaid balance is recorded in Accrued expenses at September 30, 2017, with the expectation that the majority of this plan will be completed by the end of 2017.

(c)	Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Item 1 Financial Statements - Note 2, “Acquisitions,” for additional information.

(d)
Acquisition and integration related costs of $12.5 million and $13.9 million were included in Cost of goods sold and SG&A expenses, respectively, for the nine-month period ended September 30, 2017 primarily resulting from the Jiangli New Materials acquisition, including unusual compensation related costs negotiated specifically as a result of this acquisition that are outside the Company’s normal compensation arrangements.

(e)	Included in Interest and financing expenses is a loss of early extinguishment of debt of $52.8 million. See Item 1 Financial Statements - Note 10, “Long-term Debt,” for additional information.

(f)
Included in SG&A expenses is $2.0 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $4.6 million, included in Other (expenses) income, net, have been made to indemnify previously divested businesses.

(g)	Included amounts recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪	Selling, general and administrative expenses - $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

▪
Other expenses (income), net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, a loss of $2.1 million associated with the previous disposal of a business, final settlement claims associated with the previous disposal of a business of $2.0 million and the revision of tax indemnification expenses of $1.9 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business. This is partially offset by $1.1 million related to a reversal of a liability associated with the previous disposal of a property.

(h)	See “Gain on Sales of Businesses, Net” on page 36 for a description of these items.

(i)	See “Acquisition and Integration Related Costs” on page 36 for a description of these items.

(j)
Includes the write-off of fixed assets of $1.4 million included in Research and development expenses, partially offset by a net gain of $0.9 million on the sales of properties included in Other (expenses) income, net.

Lithium and Advanced Materials

Lithium and Advanced Materials segment net sales for the nine-month period ended September 30, 2017 were $945.8 million, up $255.8 million, or 37%, compared to the corresponding period of 2016. The increase was primarily driven by $140.1 million of favorable Lithium sales volumes, largely from battery grade applications, due to market demand and $131.0 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium carbonate and hydroxide applications. The increase was partially offset by $12.8 million of unfavorable PCS volumes and price impacts, primarily due to weakness in the organometallics product family and the bankruptcy filing of one of our customers, and $2.4 million of unfavorable currency translation impacts in Lithium business. Adjusted EBITDA for Lithium and Advanced Materials was up 47%, or $121.9 million, to $382.8 million for the nine-month period ended September 30, 2017, compared to the corresponding period of 2016, primarily due to favorable pricing and higher sales volumes, partially offset by Lithium growth spending, a $3.9 million negative impact from hurricane Harvey on PCS and $3.5 million of unfavorable currency translation impacts.
Bromine Specialties

Bromine Specialties segment net sales for the nine-month period ended September 30, 2017 were $636.1 million, up $38.1 million, or 6%, compared to the corresponding period of 2016. The increase was driven mainly by $42.2 million of higher sales volumes due to market demand, partially offset by $3.4 million of unfavorable pricing and $0.7 million of unfavorable currency translation impacts. Adjusted EBITDA for Bromine Specialties was up 8%, or $14.5 million, to $194.5 million for the nine-month period ended September 30, 2017, compared to the corresponding period of 2016, primarily due to higher overall sales volumes, partially offset by unfavorable pricing, higher variable and fixed costs, and a $2.7 million negative impact from hurricane Harvey.
Refining Solutions

Refining Solutions segment net sales for the nine-month period ended September 30, 2017 were $539.9 million, an increase of $0.9 million, or less than 1%, compared to the corresponding period of 2016. This increase was primarily due to $13.0 million of higher volumes primarily from market conditions, partially offset by $10.6 million of unfavorable price impacts due to customer and product mix and $1.6 million of unfavorable currency exchange impacts. Refining Solutions adjusted EBITDA decreased 21%, or $38.8 million, to $142.8 million for the nine-month period ended September 30, 2017 compared to the corresponding period of 2016. This decrease was primarily due to unfavorable volume and mix impacts, higher costs and a $4.8 million negative impact from hurricane Harvey, partially offset by $0.8 million of favorable currency translation impacts.
All Other

All Other net sales for the nine-month period ended September 30, 2017 were $91.1 million, a decrease of $59.8 million, or 40%, compared to the nine-month period ended September 30, 2016. This decrease was primarily due to the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $38.6 million, as well as the unfavorable fine chemistry services pricing impacts due to a contract formula change which did not impact earnings and lower sales volumes for fine chemistry services. All Other adjusted EBITDA was down 47%, or $6.9 million, for the nine-month period ended September 30, 2017 in comparison to the corresponding period of 2016. The nine-month period ended September 30, 2016 included a $2.9 million gain in the fair value of our investment in private equity securities and the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $4.0 million.

Corporate

Corporate adjusted EBITDA was a loss of $88.3 million for the nine-month period ended September 30, 2017, compared to a loss of $66.4 million for the corresponding period of 2016. The change was primarily due to increased compensation costs, professional fees and $4.3 million of unfavorable currency impacts.
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
Cash Flow
During the first nine months of 2017, cash on hand, cash provided by operations and net borrowings of $106.2 million funded $753.2 million of debt repayments, a $250.0 million accelerated share repurchase program, $187.5 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $105.2 million. Our operations provided $74.8 million of cash flows during the first nine months of 2017, as compared to $454.1 million for the first nine months of 2016. Our cash from operations in 2017 included an outflow from working capital changes of $398.9 million, primarily due to the payment of federal and state taxes during the second quarter of 2017, approximately $255 million of which resulted from the sale of the Chemetall Surface Treatment business in 2016, as well as the build up of inventory in the Refining Solutions and Lithium and Advanced Materials reportable segments in 2017. Overall, our cash and cash equivalents decreased by approximately $1.22 billion to $1.05 billion at September 30, 2017, down from $2.27 billion at December 31, 2016.
During the nine-month period ended September 30, 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million.
Under our existing Board authorized share repurchase program, the Company entered into an ASR agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of the ASR agreement, on June 16, 2017, the transaction was completed and we received a final settlement of 392,905 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. In total we received and retired 2,341,083 shares under this agreement, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the nine-month period ended September 30, 2017. As of September 30, 2017, there were 12,658,917 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Capital expenditures for the nine-month period ended September 30, 2017 of $187.5 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $310 to $350 million in 2017 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
Net current assets were $1.22 billion and $2.17 billion at September 30, 2017 and December 31, 2016, respectively, with the decrease being largely due to the reduction in cash used to repay a portion of the senior notes and to fund the accelerated share repurchase program during first quarter of 2017. Other changes in the components of net current assets are due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 23, 2017, we increased our quarterly dividend rate to $0.32 per share, a 5% increase from the quarterly rate of $0.305 per share paid in 2016.

At September 30, 2017 and December 31, 2016, our cash and cash equivalents included $1.0 billion and $846.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2017 and 2016, we repatriated approximately $7.5 million and $27.3 million of cash, respectively, as part of these foreign earnings cash repatriation activities.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we believe that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending, including business acquisitions, share repurchases and other cash outlays, should be financed primarily with cash flow provided by operations and cash on hand, with additional cash needed, if any, provided by borrowings. The amount and timing of any additional borrowings will depend on our specific cash requirements.
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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.300% as of September 30, 2017. There were no borrowings outstanding under the February 2014 Credit Agreement as of September 30, 2017.
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

On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2017, we had $382.3 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.76% and a weighted-average maturity of 36 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2017 and December 31, 2016.
The non-current portion of our long-term debt amounted to $1.41 billion at September 30, 2017, compared to $2.12 billion at December 31, 2016. In addition, at September 30, 2017, we had the ability to borrow $617.7 million under our commercial paper program and the February 2014 Credit Agreement, and $244.7 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2017, we were, and currently are, in compliance with all of our long term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $69.4 million at September 30, 2017. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
There have been no significant changes in our contractual obligations from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2016.
Total expected 2017 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $10 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $7.7 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2017.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $22.9 million at September 30, 2017 and $27.9 million at December 31, 2016. Related assets for corresponding offsetting benefits recorded in Other assets totaled $14.0 million at September 30, 2017 and $15.1 million at December 31, 2016. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2017 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently in compliance, and expect to continue to comply, in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have a material effect on capital expenditures, earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our results.
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
We had cash and cash equivalents totaling $1.05 billion as of September 30, 2017, of which $1.0 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 19, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2016.
We had variable interest rate borrowings of $390.9 million outstanding at September 30, 2017, bearing a weighted average interest rate of 1.73% and representing approximately 22% of our total outstanding debt. A hypothetical 10% change (approximately 17 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.7 million as of September 30, 2017. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $357.7 million and with a fair value representing a net liability position of less than $0.1 million at September 30, 2017. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2017, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an decrease of approximately $6.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a increase of approximately

$8.5 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2017, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2017, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and 2016, (iii) the Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2017 and 2016, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 8, 2017	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)