Form 10-K
period 2017-12-31
ALBEMARLE CORP
filed 2018-02-28
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $11.7 billion based on the last reported sale price of common stock on June 30, 2017, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 20, 2018: 110,638,449
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2017

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.
Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 4350 Congress Street, Suite 700, Charlotte, North Carolina 28209. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and its consolidated subsidiaries.
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals, crop protection and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
On January 12, 2015 (the “Acquisition Closing Date”), we completed the acquisition of Rockwood Holdings, Inc. (“Rockwood”) for a purchase price of approximately $5.7 billion. As a result, Rockwood became a wholly-owned subsidiary of Albemarle. The Chemetall® Surface Treatment business, acquired as a part of Rockwood, was sold on December 14, 2016 to BASF SE for cash proceeds of approximately $3.1 billion, net of purchase price adjustments. For additional information about these transactions, see “Recent Acquisitions, Joint Ventures and Divestitures” beginning on page 8, Note 2, “Acquisitions,” and Note 3, “Divestitures,” to our consolidated financial statements included in Part II, Item 8 of this report.
We and our joint ventures currently operate 31 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2017, we served approximately 2,500 customers, none of which individually represents more than 10% of net sales of the Company, in approximately 100 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2017, we managed and reported our operations under three reportable segments: Lithium and Advanced Materials, Bromine Specialties and Refining Solutions. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted otherwise.
For financial information regarding our reportable segments, including revenues generated for each of the last three fiscal years from each of the product categories included in our reportable segments, and geographic area information, see Note 24, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
In November 2017, we announced that during the first quarter of 2018, the Performance Catalyst Solutions ("PCS") product category will merge with the Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments will include: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.
Lithium and Advanced Materials Segment
As of December 31, 2017, our Lithium and Advanced Materials segment consisted of two product categories: Lithium and PCS.
Lithium. Our Lithium business develops advanced materials for a wide range of industries and end markets. Our Lithium business is a low-cost producer of one of the most diverse product portfolios of lithium derivatives in the industry.
We develop and manufacture a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value-added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which include lithium batteries used in consumer electronics and automobiles, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles, catalysts for chemical reactions, organic synthesis processes in the areas of steroid chemistry and vitamins, various life science applications, as well as intermediates in the pharmaceutical industry, among other applications. We also develop and manufacture cesium products for the chemical and pharmaceutical industries, and zirconium, barium and titanium products for various pyrotechnical applications, including airbag initiators.

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
Lithium—Competition
The global lithium market consists of producers located in the Americas, Asia-Pacific and, to a lesser extent, Africa. We are a leading global provider of lithium compounds. Major competitors include FMC Corporation, Sociedad Quimica y Minera de Chile S.A., SichuanTianqi Lithium, and Jiangxi Ganfeng Lithium. In the metal-based specialty chemicals business, key competitors include Cabot Corporation and Sigma-Aldrich Corporation. Competition in the global lithium market is largely based on product quality, product diversity, reliability of supply and customer service.
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
Our mineral rights with respect to the Salar de Atacama in Chile consist exclusively of our right to access lithium brine, covering an area of approximately 16,700 hectares, pursuant to a long-term contract with the Chilean government, originally entered into in January 1975 by one of our predecessors and subsequently amended and restated. In 2016, we were granted approval by the Environmental Assessment Commission of the Antofagasta Region to increase our currently authorized lithium brine removal rate in the Salar de Atacama, in addition to amending our lithium production rights agreement with the Chilean Economic Development Agency (“CORFO”) to both extend the term of that agreement and increase our authorized lithium quota at our facility in the Salar de Atacama, Chile. The agreement provides for commission payments to the Chilean government based on sales price/MT and our support of research and development in Chile in lithium applications and solar energy. The amended agreement provides us with sufficient lithium to produce over 80,000 metric tons annually of technical and battery grade lithium salts over the next 26 years at our expanding battery grade manufacturing facilities in La Negra, Chile. In September 2017, we announced that we have developed an innovative technology that could lead to a sustainable increase in total lithium production in Chile to as much as 125,000 metric tons of lithium carbonate equivalent annually, without the need for additional brine pumping at the Salar de Atacama. As a result of this development, we have requested that CORFO increase our lithium quota. As of the date of this Annual Report, CORFO is yet to conclude on the Company’s request.
Our mineral rights in Silver Peak, Nevada consist of our right to access lithium brine pursuant to our permitted and certified senior water rights, a settlement agreement with the U.S. government, originally entered into in June 1991, and our patented and unpatented land claims. Pursuant to the 1991 agreement, our water rights and our land claims, we have rights to all lithium that we can remove economically from the Clayton Valley Basin in Nevada. We have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of approximately 15,301 acres, 10,826 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to unpatented land claims that are renewed annually. Based on our 2017 production levels, we believe that the amount of lithium brine we can economically obtain from our Silver Peak, Nevada site pursuant to our rights could support the current levels of lithium carbonate production for approximately 20 years. Assuming certain operating conditions are satisfied, our annual lithium carbonate production capacity is estimated to be approximately 6,000 metric tons at our Silver Peak facility. However, no assurance can be given that the indicated levels of production of lithium carbonate at either Silver Peak or La Negra will be realized.
We also own a 49% interest in Windfield Holdings Pty. Ltd., which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia (“Talison”). Talison, through its wholly-owned subsidiaries, owns and operates a lithium mine in Greenbushes, Western Australia and mines lithium ore, which is then milled and processed to separate lithium concentrate from the rest of the ore. The ore is processed into battery-grade lithium carbonate and lithium hydroxide at our Jiangxi and Sichuan, China facilities, which were recently acquired by us from Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”). Talison currently sells the lithium concentrate to its shareholders. Talison has a leading position in two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, used to produce lithium chemicals which form the basis for the manufacture of lithium-ion batteries for laptop

Albemarle Corporation and Subsidiaries

computers, mobile phones, electric bicycles and electric vehicles. Assuming certain operating conditions are satisfied, the annual lithium carbonate equivalent production capacity at the Talison facility is estimated to be approximately 80,000 metric tons. However, no assurance can be given that the indicated levels of production of lithium concentrate at Talison will be realized.
Performance Catalyst Solutions. We have three significant product lines in our PCS division: organometallics, polymer catalysts and curatives. We manufacture organometallic co-catalysts (e.g., aluminum, magnesium and zinc alkyls) as well as metallocene components and co-catalysts (e.g., methylaluminumoxane, organoborons, metallocene compounds, and finished polymerization catalysts comprising these products). We also offer finished single-site catalysts with or without our proprietary ActivCat® activation technology and a line of proprietary Ziegler-Natta catalysts under the Advantage™ brand. Our co-catalysts and finished catalysts are used in our customers’ production of polyolefin polymers. Such polymers are commodity (i.e., Ziegler-Natta polymerization technology-based) and specialty (i.e., Single Site polymerization technology-based) plastics serving a wide variety of end markets including packaging, non-packaging, films and injection molding. Some of our organometallic products are also used in the manufacture of alpha-olefins (i.e., hexene, octene, decene). Our curatives include a range of curing agents used in polyurethanes, epoxies and other engineered resins.
On December 14, 2017, we signed a definitive agreement to sell the polyolefin catalysts and components portion of the PCS business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at the Yeosu, South Korea site. The transaction does not include the organometallics or curatives portion of the PCS business. The sale is expected to close in the first quarter of 2018, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.
PCS—Competition
Our PCS business serves the global market including the Americas, Europe, Asia and the Middle East. Our major competitors in the PCS market include AkzoNobel, Lanxess AG and W.R. Grace & Co. in the polyolefin catalysts and co-catalysts areas. Lonza is our main competitor in the curatives market.
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
Competition
Our bromine business serves the markets in the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the marketplace. Our most significant competitors are Lanxess AG and Israel Chemicals Ltd.
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

Albemarle Corporation and Subsidiaries

Limited (“JBC”), a consolidated joint venture with operations in Safi, Jordan, we source bromine from the Dead Sea, which is believed to have indefinite quantities of brine.
Refining Solutions Segment
Our two main product lines in this segment are (i) Clean Fuels Technologies (“CFT”), which is primarily composed of hydroprocessing catalysts (“HPC”) together with isomerization and akylation catalysts, and (ii) fluidized catalytic cracking (“FCC”) catalysts and additives. HPC products are widely applied throughout the refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil feedstocks and products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. We continuously seek to add more value to refinery operations by offering HPC products that meet our customers’ requirements for profitability and performance in the very demanding refining market. FCC catalysts assist in the high yield cracking of refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs. We offer a wide range of HPC products and provide customized FCC catalyst systems to our customers.
In 2017, the total number of refineries world wide remained at 615. Over the long-term, we expect to see some smaller refineries shutting down and being replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refining has again increased moderately compared to the previous year. We estimate that there are currently approximately 565 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,200 HPC units being operated globally, or a capacity of approximately 46 million barrels per day, each of which typically requires replacement HPC catalysts once every one to four years.
Competition
Our Refining Solutions segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive and driven by different factors. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract.
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
Our major competitors in the CFT catalysts market include Criterion Catalysts and Technologies, Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co., BASF Corporation and China Petrochemical Corporation (Sinopec).
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
Sales, Marketing and Distribution
We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales personnel around the world who serve numerous additional customers globally. We also utilize commissioned sales representatives and specialists in specific market areas.
Research and Development
We believe that in order to generate revenue growth, maintain our margins and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Our research and development efforts support each of our business segments. The objective of our research and development efforts is to develop innovative chemistries and technologies with applications relevant within targeted key markets through both process and new

Albemarle Corporation and Subsidiaries

product development. Through research and development, we continue to seek increased margins by introducing value-added products and proprietary processes and innovative green chemistry technologies. Our green chemistry efforts focus on the development of products in a manner that minimizes waste and the use of raw materials and energy, avoids the use of toxic reagents and solvents and utilizes safe, environmentally friendly manufacturing processes. Green chemistry is encouraged with our researchers through periodic focus group discussions and special rewards and recognition for outstanding new green developments.
We incurred research and development expenses of $84.3 million, $80.5 million and $89.2 million during 2017, 2016 and 2015, respectively.
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2017, we owned approximately 2,100 active patents and approximately 800 pending patent applications in key strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act (“OSHA”). We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2017 with an OSHA occupational injury and illness incident rate of 0.63 for Albemarle employees and nested contractors, compared to 0.53 in 2016.
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. REACH regulations impose significant additional responsibilities on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union require significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
In June 2016, modifications to the Toxic Substances Control Act (“TSCA”) in the U.S. were signed into law, requiring chemicals to be assessed against a risk-based safety standard and calling for the elimination of unreasonable risks identified during risk evaluation. Other pending initiatives potentially will require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These initiatives include the Voluntary Children's Chemical Evaluation Program, and High Production Volume Chemical Initiative in the U.S., as well as new initiatives in Asia and other regions. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.
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

Albemarle Corporation and Subsidiaries

We use and generate hazardous substances and wastes in our operations and may become subject to claims for personal injury and/or property damage relating to the release of such substances into the environment. In addition, some of our current properties are, or have been, used for industrial purposes, which could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. We may have liability as a potentially responsible party (“PRP”) with respect to active off-site locations under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements, which would provide for payment of our allocable share of remediation costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under CERCLA and equivalent state statutes may be joint and several. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.
See “Safety and Environmental Matters” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for further details.
Climate Change
The growing concerns about climate change and the related increasingly stringent regulations may provide us with new or expanded business opportunities. We provide solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels, gas-to-liquids and others), emission control technologies (including mercury emissions), alternative transportation vehicles and energy storage technologies and other similar solutions. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to monitor the market and offer solutions where we have appropriate technology and believe we are well positioned to take advantage of opportunities that may arise from such demand or legislation.
Recent Acquisitions, Joint Ventures and Divestitures
Over the last three years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. In addition, we have pursued opportunities to divest businesses which do not fit our high priority business growth profile. Following is a summary of our significant acquisitions, joint ventures and divestitures during recent years.
On December 14, 2017, we signed a definitive agreement to sell the polyolefin catalysts and components portion of our PCS business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at our Yeosu, South Korea site. The sale does not include the organometallics or curatives portion of the PCS business. The sale of the polyolefin catalysts business and components reflects our commitment to investing in the future growth of our high priority businesses and returning capital to shareholders. The sale is expected to close in the first quarter of 2018, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.
On December 31, 2016, we completed the acquisition of the lithium hydroxide and lithium carbonate conversion assets of Jiangli New Materials for a purchase price of approximately $145 million. This includes manufacturing assets and supporting business functions located in both Jiangxi and Sichuan, China focused on the production of battery-grade lithium carbonate and lithium hydroxide. We believe this acquisition will enable us to supply premium lithium salts to an expanded global customer base while solidifying our leading position in the lithium industry.

Albemarle Corporation and Subsidiaries

On December 14, 2016, we completed the sale of the Chemetall Surface Treatment business, originally part of the acquisition of Rockwood, to BASF SE for cash proceeds of approximately $3.1 billion.
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
These transactions reflect our commitment to investing in future growth of our high priority businesses, reducing leverage and returning capital to shareholders.
Employees
As of December 31, 2017, we had approximately 5,400 employees, including employees of our consolidated joint ventures, of whom 2,600, or 48%, are employed in the U.S. and Latin America; 1,400, or 26%, are employed in Europe; 1,000, or 19%, are employed in Asia and 400, or 7%, are employed in the Middle East. Approximately 35% of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.
Available Information
Our website address is http://www.albemarle.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as beneficial ownership reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. These reports may also be obtained at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. The SEC also maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Albemarle.
Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit and Finance, Health, Safety and Environment, Executive Compensation, and Nominating and Governance Committees of our Board of Directors are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 4350 Congress Street, Suite 700, Charlotte, North Carolina 28209, or by calling (980) 299-5700.

Item 1A.	Risk Factors.
You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.
Risks Related to Our Business
Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We conduct a substantial portion of our business outside the U.S., with approximately 73% of our sales to foreign countries. In addition, we operate and/or sell our products to customers in approximately 100 countries. We currently have many production facilities, research and development and administrative facilities, as well as sales offices located outside the United States, as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

Albemarle Corporation and Subsidiaries

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

•	foreign countries in which we do business may adopt other restrictions on foreign trade or investment, including currency exchange controls;

•	trade sanctions by or against these countries could result in our losing access to customers and suppliers in those countries;

•	unexpected adverse changes in foreign laws or regulatory requirements may occur;

•	our agreements with counterparties in foreign countries may be difficult for us to enforce and related receivables may be difficult for us to collect;

•	compliance with the variety of foreign laws and regulations may be unduly burdensome;

•	compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act) as well as anti-money-laundering laws may be costly;

•	unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses may occur;

•	general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;

•	our foreign operations may experience staffing difficulties and labor disputes;

•	termination or substantial modification of international trade agreements may adversely affect our access to raw materials and to markets for our products outside the U.S.;

•	foreign governments may nationalize or expropriate private enterprises;

•	increased sovereign risk (such as default by or deterioration in the economies and credit worthiness of local governments) may occur; and

•
political or economic repercussions from terrorist activities, including the possibility of hyperinflationary conditions and political instability, may occur in certain countries in which we do business.

In addition, certain of our joint ventures operate, and we have ongoing capital projects, in regions of the world such as the Middle East and South America, that are of high risk due to significant civil, political and security instability. Unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture or a delay or cause cancellation of those capital projects, which could negatively impact our future growth and profitability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.
Furthermore, we are subject to rules and regulations related to anti-bribery prohibitions of the U.S. and other countries and export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our common stock.
Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all, could have an adverse effect on the margins of our products and our results of operations.
The long-term profitability of our operations will, in part, depend on our ability to continue to economically obtain resources, including energy and raw materials. For example, our lithium and bromine businesses rely upon our continued ability to produce, or otherwise obtain, lithium and bromine of sufficient quality and in adequate amounts to meet our customers’ demand. If we fail to secure and retain the rights to continue to access these key raw materials, we may have to restrict or suspend our operations that rely upon these key resources, which could harm our business, results of operations and financial condition. In addition, in some cases access to these raw materials by us and our competitors is subject to decisions or actions by governmental authorities, which could adversely impact us. Furthermore, other raw material and energy costs account for a significant percentage of our total costs of products sold, even if they can be obtained on commercially reasonable terms. Our

Albemarle Corporation and Subsidiaries

raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by tightening of market conditions and major increases in the pricing of key constituent materials for our products such as crude oil, chlorine and metals (including molybdenum and rare earths which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to do so (or may be delayed in doing so). In addition, raising prices we charge to our customers in order to offset increases in the prices we pay for raw materials could cause us to suffer a loss of sales volumes. Our inability to efficiently and effectively pass through price increases, or inventory impacts resulting from price volatility, could adversely affect our margins.
Competition within our industry may place downward pressure on the prices and margins of our products and may adversely affect our businesses and results of operations.
We compete against a number of highly competitive global specialty chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, and responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility. As a result, these competitors may be better able to withstand changes in conditions within our industry. Competitors’ pricing decisions could compel us to decrease our prices, which could negatively affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume and other productivity enhancements, shifting to production of higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.
In addition, Albemarle’s brands, product image and trademarks represent the unique product identity of each of our products and are important symbols of the Company’s reputation. Accordingly, the performance of our business could be adversely affected by any marketing and promotional materials used by our competitors that make adverse claims, whether with or without merit, against our Company or its products, imply or assert immoral or improper conduct by us, or are otherwise disparaging of our Company or its products. Further, our own actions could hurt such brands, product image and trademarks if our products underperform or we otherwise draw negative publicity.
Our research and development efforts may not succeed in addressing changes in our customers’ needs, and our competitors may develop more effective or successful products.
Our industries and the end markets into which we sell our products experience technological change and product improvement. Manufacturers periodically introduce new products or require new technological capacity to develop customized products. Our future growth depends on our ability to gauge the direction of the commercial and technological progress in all key end markets in which we sell our products and upon our ability to fund and successfully develop, manufacture and market products in such changing end markets. As a result, we must commit substantial resources each year to research and development. There is no assurance that we will be able to continue to identify, develop, market and, in certain cases, secure regulatory approval for, innovative products in a timely manner or at all, as may be required to replace or enhance existing products, and any such inability could have a material adverse effect on our profit margins and our competitive position.
In addition, our customers use our specialty chemicals for a broad range of applications. Changes in our customers’ products or processes may enable our customers to reduce consumption of the specialty chemicals that we produce or make our specialty chemicals unnecessary. Customers may also find alternative materials or processes that do not require our products. Should a customer decide to use a different material due to price, performance or other considerations, we may not be able to supply a product that meets the customer’s new requirements. Consequently, it is important that we develop new products to replace the sales of products that mature and decline in use. Our business, results of operations, cash flows and margins could be materially adversely affected if we are unable to manage successfully the maturation of our existing products and the introduction of new products.
Despite our efforts, we may not be successful in developing new products and/or technology, either alone or with third parties, or licensing intellectual property rights from third parties on a commercially competitive basis. Our new products may not be accepted by our customers or may fail to receive regulatory approval. Moreover, new products may have lower margins than the products they replace. Furthermore, ongoing investments in research and development for the future do not yield an immediate beneficial impact on our operating results and therefore could result in higher costs without a proportional increase in revenues.

Albemarle Corporation and Subsidiaries

Adverse conditions in the economy and volatility and disruption of financial markets can negatively impact our customers, suppliers and other business partners and therefore have a material adverse effect on our business and results of operations.
A global, regional or localized economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to the many challenges that can affect national, regional and global economies, including economic downturns (including credit market tightness, which can impact our liquidity as well as that of our customers, suppliers and other business partners), declining consumer and business confidence, fluctuating commodity prices and volatile exchange rates. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing, leading them to delay or cancel plans to purchase products, and they may not be able to fulfill their obligations in a timely fashion. Further, suppliers and other business partners may experience similar conditions, which could impact their ability to fulfill their obligations to us. Also, it could be difficult to find replacements for business partners without incurring significant delays or cost increases.
Downturns in our customers’ industries could adversely affect our sales and profitability.
Downturns in the businesses that use our specialty chemicals may adversely affect our sales. Many of our customers are in industries, including the electronics, building and construction, oilfield and automotive industries, which are cyclical in nature, or which are subject to secular market downturns. Historically, cyclical or secular industry downturns have resulted in diminished demand for our products, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. A decline in our customers’ industries may have a material adverse effect on our sales and profitability.
Our results are subject to fluctuation because of irregularities in the demand for our HPC catalysts and certain of our agrichemicals.
Our HPC catalysts are used by petroleum refiners in their processing units to reduce the quantity of sulfur and other impurities in petroleum products. The effectiveness of HPC catalysts diminishes with use, requiring the HPC catalysts to be replaced, on average, once every one to four years. The sales of our HPC catalysts, therefore, are largely dependent on the useful life cycle of the HPC catalysts in the processing units and may vary materially by quarter. In addition, the timing and profitability of HPC catalysts sales can have a significant impact on revenue and profit in any one quarter. Sales of our agrichemicals are also subject to fluctuation as demand varies depending on climate and other environmental conditions, which may prevent or reduce farming for extended periods. In addition, crop pricing and the timing of when farms alternate from one crop to another crop in a particular year can also alter sales of agrichemicals.
Regulation, or the threat of regulation, of some of our products could have an adverse effect on our sales and profitability.
We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, over the past decade, there has been increasing scrutiny of certain brominated flame retardants by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated flame retardant products, which are used in a variety of applications to protect people, property and the environment from injury and damage caused by fire. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.
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
Our business and our customers are subject to significant requirements under REACH, which imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process, which may result in restrictions in the use of products by application or even banning the product. REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. See “Regulation” in Item 1. Business. Our significant manufacturing presence and sales activities in the European Union

Albemarle Corporation and Subsidiaries

requires significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
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
Our products provide important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer of ours could seek the replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. These risks apply to our refinery catalysts in particular because, in certain instances, we sell our refinery catalysts under agreements that contain limited performance and life cycle guarantees. Also, because many of our products are integrated into our customers’ products, we may be requested to participate in, or fund in whole or in part the costs of, a product recall conducted by a customer. For example, some of our businesses supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in, or fund in whole or in part, such a recall.
Our customers often require our subsidiaries to represent that our products conform to certain product specifications provided by our customers. Any failure to comply with such specifications could result in claims or legal action against us.
A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in our loss of one or more customers.
Our business is subject to hazards common to chemical and resource extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.
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
Our business could be adversely affected by environmental, health and safety laws and regulations.
The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under environmental laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. In the jurisdictions in which we operate, we are subject to numerous federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. We currently use, and in the past have used, hazardous substances at many of our facilities, and we have in the past been, and may in the future be, subject to claims relating to exposure to hazardous materials. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. Some of our facilities also have lengthy histories of manufacturing or other activities that may have resulted in site contamination. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without

Albemarle Corporation and Subsidiaries

regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances. Such liabilities may be material and can be difficult to identify or quantify.
Further, some of the raw materials we handle are subject to government regulation. These regulations affect the manufacturing processes, handling, uses and applications of our products. In addition, our production facilities and a number of our distribution centers require numerous operating permits. Due to the nature of these requirements and changes in our operations, our operations may exceed limits under permits or we may not have the proper permits to conduct our operations. Ongoing compliance with such laws, regulations and permits is an important consideration for us and we incur substantial capital and operating costs in our compliance efforts.
Compliance with environmental laws generally increases the costs of manufacturing, registration/approval requirements, transportation and storage of raw materials and finished products, and storage and disposal of wastes, and could have a material adverse effect on our results of operations. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters. Furthermore, environmental laws are subject to change and have become increasingly stringent in recent years. We expect this trend to continue and to require materially increased capital expenditures and operating and compliance costs.
We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested.
In connection with the sale of certain properties and businesses, we have agreed to indemnify the purchasers of such properties for certain types of matters, such as certain breaches of representations and warranties, taxes and certain environmental matters. With respect to environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. We may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments. Further, we cannot predict the nature of and the amount of any indemnity or other obligations we may have to the applicable purchaser. Such payments may be costly and may adversely affect our financial condition and results of operations.
At several of our properties where hazardous substances are known to exist (including some sites where hazardous substances are being investigated or remediated), we believe we are entitled to contractual indemnification from one or more former owners or operators; however, in the event we make a claim, the indemnifier may disagree with us regarding, or not have the financial capacity to fulfill, its indemnity obligation. If our contractual indemnity is not upheld or effective, our accrual and/or our costs for the investigation and cleanup of hazardous substances could increase materially.
We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.
The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar foreign anti-corruption laws in other jurisdictions around the world generally prohibit companies and their intermediaries from making improper payments or providing anything of value to non-U.S. government officials for the purpose of obtaining or retaining business or securing an unfair advantage. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have established formal policies or procedures for prohibiting or monitoring this conduct, we cannot assure you that our employees or other agents will not engage in such conduct for which we might be held responsible. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business and results of operations.
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal

Albemarle Corporation and Subsidiaries

investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business to the U.S. Department of Justice (“DOJ”) and SEC, and intend to cooperate with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ or SEC. We also are unable to predict what, if any, action may be taken by the DOJ or SEC or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses.
We are subject to extensive foreign government regulation that can negatively impact our business.
We are subject to government regulation in non-U.S. jurisdictions in which we conduct our business. The requirements for compliance with these laws and regulations may be unclear or indeterminate and may involve significant costs, including additional capital expenditures or increased operating expenses, or require changes in business practice, in each case that could result in reduced profitability for our business. Our having to comply with these foreign laws or regulations can require may provide a competitive advantage to competitors who are not subject to comparable restrictions or prevent us from taking advantage of growth opportunities. Determination of noncompliance can result in penalties or sanctions that could also adversely impact our operating results and financial condition.
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

Albemarle Corporation and Subsidiaries

Our business and operations could suffer in the event of cybersecurity breaches, information technology system failures, or network disruptions.
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
In addition, risks associated with information technology systems failures or network disruptions, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, could disrupt our operations by impeding our processing of transactions, financial reporting and our ability to protect our customer or company information, which could adversely effect our business or results of operations.
The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.
Chemical-related assets may be at greater risk of future terrorist attacks than other possible targets in the U.S. and around the world. As a result, we are subject to existing federal rules and regulations (and may be subject to additional legislation or regulations in the future) that impose site security requirements on chemical manufacturing facilities, which increase our overhead expenses.
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
The Chemical Facility Anti-Terrorism Standards program (“CFATS Program”), which is administered by the Department of Homeland Security (“DHS”), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the U.S. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 (“CFATS Act”) was enacted. The CFATS Act reauthorizes the CFATS Program for four years. DHS has released an interim final rule under the CFATS Program that imposes comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. This rule establishes risk-based performance standards for the security of the U.S.'s chemical facilities. It requires covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We cannot determine with certainty the costs associated with any security measures that DHS may require.
The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to negatively affect the economy in general, and the markets for our products in particular. The resulting damage from a direct attack on our assets, or assets used by us, could include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.
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

Albemarle Corporation and Subsidiaries

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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there have been concerns regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations. In addition, we have operations in the European Union, Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set binding targets for reducing greenhouse gas emissions.
The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation on our customers is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.
Economic conditions and regulatory changes relating to the United Kingdom’s withdrawal from the European Union could adversely impact our business.
Following a referendum in 2016, voters in the United Kingdom (“U.K.”) approved that country’s exit from the European Union (“E.U.”), a process often referred to as “Brexit.” Subsequently, in March 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provides a two-year time period through March 2019 for the U.K. and the remaining E.U. countries to negotiate a withdrawal agreement. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Given the lack of comparable precedent and the uncertainty around the terms upon which the U.K. will leave the E.U., it is unclear what financial, trade and legal implications Brexit would have and how such withdrawal would affect our Company. We derive a significant portion of our revenues from sales outside the U.S., including 17% from E.U. countries. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impact the markets in which we and our customers operate. Although we are not experiencing any immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the E.U.

Albemarle Corporation and Subsidiaries

If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.
Our success depends on our ability to attract and retain key personnel, including our management team. In light of the specialized and technical nature of our business, our performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.
Some of our employees are unionized, represented by works councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2017, we had approximately 5,400 employees, including employees of our consolidated joint ventures. Approximately 35% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the United States. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
Our joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. If our joint venture partners do not fulfill their obligations, the affected joint venture may not be able to operate according to its business plan. In that case, our results of operations may be adversely affected and we may be required to materially change the level of our commitment to the joint venture. Also, differences in views among joint venture participants may result in delayed decisions or failures to agree on major issues. If these differences cause the joint ventures to deviate from their business plans, our results of operations could be adversely affected.
Risks Related to Our Financial Condition
Our required capital expenditures can be complex, may experience delays or other difficulties, and the costs may exceed our estimates.
Our capital expenditures generally consist of expenditures to maintain and improve existing equipment or facilities, or substantial investments in new or expanded equipment and facilities. Execution of these capital expenditures can be complex, and commencement of production requires start-up, commission and certification of product quality by our customers, which may impact the expected output and timing of sales of product from such facilities. Construction of large chemical operations is subject to numerous risks and uncertainties, including, among others, the ability to complete a project on a timely basis and in accordance with the estimated budget for such project and our ability to estimate future demand for our products.
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

Albemarle Corporation and Subsidiaries

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
Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrades. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrades would likely increase our cost of future financing, limit our access to the capital markets and have an adverse effect on the market price of our securities.
Borrowings under a portion of our debt facilities bear interest at floating rates, and are subject to adjustment based on the ratings of our senior unsecured long-term debt. The downgrading of any of our ratings or an increase in any of the benchmark interest rates would result in an increase of the interest expense on our variable rate borrowings.
We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and net income.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the European Union Euro, Japanese Yen, Chinese Renminbi, South Korean Won, Australian Dollar, Chilean Peso and Taiwan Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2017, approximately 34% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
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
We have not accrued income taxes or foreign withholding taxes on undistributed earnings for most non-U.S. subsidiaries, because those earnings are intended to be indefinitely reinvested in the operations of those subsidiaries. Certain tax proposals with respect to such earnings could substantially increase our tax expense, which would substantially reduce our income and have a material adverse effect on our results of operations and cash flows from operating activities. We have provided deferred income taxes on the portion of undistributed foreign earnings determined not to be indefinitely reinvested in our foreign operations. In January 2018, we repatriated approximately $600 million of cash associated with earnings that were previously asserted to be indefinitely reinvested to fund our investment program. These repatriations do not change our assertion on the remaining foreign earnings that are deemed indefinitely reinvested.

Albemarle Corporation and Subsidiaries

Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. Recent developments, including the European Commission’s investigations on illegal state aid, the Organisation for Economic Co-operation and Development (“OECD”) project on Base Erosion and Profit Shifting and the enacted U.S tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act (“TCJA”) during the fourth quarter of 2017 may result in changes to long-standing tax principles, which could adversely affect our effective tax rates or result in higher cash tax liabilities.
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
Under the terms of certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to Rockwood’s periods prior to its acquisition by us. These indemnity obligations will continue generally until the applicable statutes of limitations expire. To the extent that such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, our earnings could be negatively impacted in future periods through increased tax expense.
Future events may impact our deferred tax asset position and U.S. deferred federal income taxes on undistributed earnings of international affiliates that are considered to be indefinitely reinvested.
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
Legal and regulatory proceedings, whether with or without merit, and associated internal investigations, may be time-consuming and expensive to prosecute, defend or conduct, may divert management’s attention and other resources, inhibit our ability to sell our products, result in adverse judgments for damages, injunctive relief, penalties and fines, and otherwise negatively affect our business.
Because a significant portion of our operations is conducted through our subsidiaries and joint ventures, our ability to service our debt may be dependent on our receipt of distributions or other payments from our subsidiaries and joint ventures.
A significant portion of our operations is conducted through our subsidiaries and joint ventures. As a result, our ability to service our debt may be partially dependent on the earnings of our subsidiaries and joint ventures and the payment of those earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures are contingent upon our subsidiaries’ or joint ventures’ earnings and other business

Albemarle Corporation and Subsidiaries

considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of our non-U.S. subsidiaries or joint ventures to remit money to us.
Although our pension plans currently meet minimum funding requirements, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.
We have several defined benefit pension plans around the world, including in the U.S., U.K., Germany, Belgium and Japan. We are required to make cash contributions to our pension plans to the extent necessary to comply with minimum funding requirements imposed by the various countries’ benefit and tax laws. The amount of any such required contributions will be determined annually based on an actuarial valuation of the plans as performed by the plans’ actuaries.
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $7.9 million of required cash contributions during 2018 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2018 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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
We believe that our customers are increasingly looking for strong, long-term relationships with a few key suppliers that help them improve product performance, reduce costs, and support new product development. To satisfy these growing customer requirements, our competitors have been consolidating within product lines through mergers and acquisitions.
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
We have historically expanded our business primarily through acquisitions. A part of our business strategy is to continue to grow through acquisitions that complement our existing technologies and accelerate our growth. Our credit facilities have limited financial maintenance covenants. In addition, the indenture and other agreements governing our senior notes do not limit our ability to incur additional indebtedness in connection with acquisitions or otherwise. As a result, we may incur substantial additional indebtedness in connection with acquisitions.
Any such additional indebtedness and the related debt service obligations could have important consequences and risks for us, including:

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
Under U.S. Generally Accepted Accounting Principles (“GAAP”), we review our intangible assets and long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment on October 31 of each year, or more frequently if required. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill, intangible assets or long-lived assets may not be recoverable, include, but are not limited to, a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill, intangible assets or long-lived assets is determined, negatively impacting our results of operations and financial condition.

Item 1B.	Unresolved Staff Comments.
NONE

Item 2.	Properties.
We operate globally, with our principal executive offices located in Charlotte, NC, our corporate office located in Baton Rouge, LA and regional shared services offices located in Budapest, Hungary and Dalian, China. All of these properties are leased. We and our affiliates also operate regional sales and administrative offices in various locations throughout the world, which are generally leased.
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2017, the Company’s manufacturing plants operated at approximately 73% capacity, in the aggregate.
Set forth below is information regarding our significant production facilities operated by us and our affiliates:

Location	Business Segment in 2017	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Refining Solutions(a)	Production of refinery catalysts, research and product development activities	Owned

Baton Rouge, Louisiana	Lithium and Advanced Materials(b); Bromine Specialties	Research and product development activities, and production of flame retardants, catalysts and additives	Owned; on leased land

Bitterfeld, Germany	Refining Solutions(a)	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2017	Principal Use	Owned/Leased
Cambridge, U.K.	Lithium and Advanced Materials(a)	Production of performance catalysts	Leased

Greenbushes, Australia	Lithium and Advanced Materials	Production of lithium spodumene minerals and lithium concentrate	Owned by Windfield Holdings Pty Ltd, a joint venture in which we own 49%, and Sichuan Tianqi Lithium Industries Inc. which owns the remaining interest

Jubail, Saudi Arabia	Lithium and Advanced Materials(a)	Manufacturing and marketing of organometallics	Owned by Saudi Organometallic Chemicals Company LLC, a joint venture owned 50% by each of Saudi Specialty Chemicals Company (a SABIC affiliate) and us

Kings Mountain, North Carolina	Lithium and Advanced Materials	Production of technical and battery grade lithium hydroxide, lithium salts and battery grade lithium metal products	Owned

La Negra, Chile	Lithium and Advanced Materials	Production of lithium carbonate and lithium chloride	Owned

Langelsheim, Germany	Lithium and Advanced Materials	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned

Louvain-la-Neuve, Belgium	Lithium and Advanced Materials; Bromine Specialties; Refining Solutions(a); All Other	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Refining Solutions(a)	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Magnolia, Arkansas	Bromine Specialties	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Refining Solutions(a)	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Meishan, China	Lithium and Advanced Materials	Production of lithium carbonate and lithium hydroxide	Owned

Mobile, Alabama	Lithium and Advanced Materials(a)	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture owned 50% by each of PMC Group Inc. and us

New Johnsonville, Tennessee	Lithium and Advanced Materials	Production of specialty products	Owned

Niihama, Japan	Refining Solutions(a)	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Pasadena, Texas	Lithium and Advanced Materials(a); All Other	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Refining Solutions(a)	Production of refinery catalysts, research and development activities	Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment in 2017	Principal Use	Owned/Leased
Pasadena, Texas	Refining Solutions(a)	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Bromine Specialties	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

Salar de Atacama, Chile	Lithium and Advanced Materials	Production of lithium brine and potash	Owned; however ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile

Santa Cruz, Brazil	Refining Solutions(a)	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Silver Peak, Nevada	Lithium and Advanced Materials	Production of lithium brine and lithium carbonate	Owned

South Haven, Michigan	All Other	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taichung, Taiwan	Lithium and Advanced Materials	Production of butyllithium	Owned

Takaishi City, Osaka, Japan	Lithium and Advanced Materials(a)	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Bromine Specialties	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	All Other	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Xinyu, China	Lithium and Advanced Materials	Production of lithium carbonate and lithium hydroxide	Owned

Yeosu, South Korea	Lithium and Advanced Materials(b)	Research and product development activities/small scale production of catalysts and catalyst components	Owned

(a)
During the first quarter of 2018, the PCS product category will merge with the Refining Solutions reportable segment to form the Catalysts reportable segment, a global business focused on catalysts. These significant production facilities will be part of the Catalysts reportable segment beginning in 2018.

(b)	Facility included in the sale of the polyolefin catalysts and components portion of the PCS business, which is expected to close in the first quarter of 2018.

Item 3.	Legal Proceedings.
We are involved in litigation incidental to our business and are a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental and hazardous material exposure matters, product liability, and breach of contract. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items will have a material adverse effect on our financial condition, results of operations or liquidity.

Albemarle Corporation and Subsidiaries

Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business to the U.S. DOJ and SEC, and intend to cooperate with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ or SEC. We also are unable to predict what, if any, action may be taken by the DOJ or SEC or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on our financial condition, results of operations or liquidity in that particular period.

Item 4.	Mine Safety Disclosures.
Not applicable.
Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 20, 2018, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 8, 2018).

Name	Age	Position
Luther C. Kissam IV	53	Chairman, President and Chief Executive Officer
Matthew K. Juneau	57	Executive Vice President, Corporate Strategy and Investor Relations
Karen G. Narwold	58	Executive Vice President, Chief Administrative Officer
Scott A. Tozier	52	Executive Vice President, Chief Financial Officer
Donald J. LaBauve, Jr.	51	Vice President, Corporate Controller, Chief Accounting Officer
Luther C. Kissam IV was elected as Chairman of the Board of Directors in November 2016. Mr. Kissam was first elected to our Board of Directors effective November 2011. He was elected as Chief Executive Officer effective September 2011 and as our President effective May 2013. Previously, Mr. Kissam served as President from March 2010 until March 2012, Executive Vice President, Manufacturing, Law and HS&E from May 2009 until March 2010, and as Senior Vice President, Manufacturing and Law and Corporate Secretary from January 2008 until May 2009. Mr. Kissam joined us in October 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions).
Matthew K. Juneau was elected as our Executive Vice President of Corporate Strategy and Investor Relations effective May 2015. On January 17, 2018, Mr. Juneau gave notice of his decision to retire from the Company in March 2018 following over 35 years of service. Previously, Mr. Juneau served as Senior Vice President, President Performance Chemicals since December 2013, Vice President, Polymer Solutions since March 2012, Vice President, Global Sales and Services from May 2009 to February 2012, and prior to that as Division Vice President of our performance chemicals business in the Fine Chemistry division since January 2007. Prior to that, Mr. Juneau held various positions of increasing responsibility in research and development and business management with us including Managing Director of our European operations from January 2003 until December 2007. Mr. Juneau joined us as a chemical engineer in June 1982.
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

Albemarle Corporation and Subsidiaries

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
Donald J. LaBauve Jr. was elected Vice President, Corporate Controller effective February 2013, and Chief Accounting Officer effective February 2014, after having previously served as Vice President, Finance - Business Operations since April 2009. Mr. LaBauve served as Chief Financial Officer, Fine Chemistry from April 2007 until April 2009, and prior to that time held the role of Controller, Polymer Solutions from January 2006 through March 2007. Since joining the Company as Ethyl Corporation in April 1990, Mr. LaBauve has held various staff and leadership positions of increasing responsibility within the finance function, including an assignment to our European headquarters in Belgium in April 2000, where he held the regional finance leadership role from July 2002 through June 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” The following table sets forth on a per share basis the high and low sales prices for our common stock for the periods indicated, as reported on the NYSE composite transactions reporting system, and the dividends declared per share on our common stock.

	Common Stock Price Range		Dividends Declared Per Share of Common Stock
	High	Low
2016
First Quarter	$64.33	$45.78	$0.305
Second Quarter	$84.99	$63.40	$0.305
Third Quarter	$87.29	$75.11	$0.305
Fourth Quarter	$92.24	$76.32	$0.305
2017
First Quarter	$107.56	$86.98	$0.32
Second Quarter	$116.64	$103.42	$0.32
Third Quarter	$137.48	$105.34	$0.32
Fourth Quarter	$144.99	$126.31	$0.32
There were 110,638,449 shares of common stock held by 2,532 shareholders of record as of February 20, 2018. On February 23, 2018, we declared a dividend of $0.335 per share of common stock, payable April 2, 2018. We expect to continue to declare and pay dividends to our shareholders in the future, however, dividends are declared solely at the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
The information required by Item 201(d) of Regulation S-K is contained in our definitive Proxy Statement for our 2018 Annual Meeting of Shareholders to be filed with the SEC pursuant to Regulation 14A under the Exchange Act, or the Proxy Statement, and is incorporated herein by reference.

Albemarle Corporation and Subsidiaries

Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2012 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6.	Selected Financial Data.
The information for the five years ended December 31, 2017, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially from the outlook expressed or implied in any forward-looking statement include, without limitation:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products or the end-user markets in which our products are sold;

Albemarle Corporation and Subsidiaries

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	increases in the cost of raw materials and energy, and our ability to pass through such increases to our customers;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation impacting our operations or our products;

•	the occurrence of regulatory proceedings, claims or litigation;

•	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents, natural disasters or climate change;

•	hazards associated with chemicals manufacturing;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in the jurisdictional mix of our earnings and changes in tax laws and rates;

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
The following is a discussion and analysis of our results of operations for the years ended December 31, 2017, 2016 and 2015. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 49.
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals, crop protection and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.

Albemarle Corporation and Subsidiaries

2017 Highlights

•	In the first quarter, we increased our quarterly dividend for the 23rd consecutive year, to $0.32 per share.

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

•
We announced the approval for the expansion of lithium concentrate production at our Greenbushes, Australia site through our 49% owned Talison joint venture. Commissioning of the expansion is expected to begin in the second quarter of 2019 and would more than double the current lithium carbonate capacity.

•
We completed a $250 million accelerated share repurchase (“ASR”) program, receiving and retiring 2,341,083 shares of our common stock pursuant to the terms of the ASR agreement and our share repurchase program.

•
We announced that we have developed an innovative technology that could lead to a sustainable increase in total lithium production in Chile to as much as 125,000 metric tons of lithium carbonate equivalent annually, without the need for additional brine pumping at the Salar de Atacama. As a result of this development, we have requested that Chile’s Economic Development Agency (“CORFO”) increase our lithium quota. As of the date of this Annual Report, CORFO is yet to conclude on the Company’s request.

•
In November 2017, we announced that during the first quarter of 2018, the PCS product category will merge with the Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments will include: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.

•
On December 14, 2017, we signed a definitive agreement to sell the polyolefin catalysts and components portion of our PCS business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site, and is expected to close in the first quarter of 2018.

•
We announced a new technology for the FCC catalyst market called Granite™. The Granite™ technology expands the catalyst formulation window and enables refiners to maximize their profitability through better bottoms upgrading, improved coke selectivity, and higher zeolite stability while achieving targeted product yields.

•
We achieved earnings from continuing operations of $99.5 million during 2017 as compared to $478.6 million for 2016. Cash flows from operations in 2017 were $304.0 million. Earnings from continuing operations for 2017 includes pension and other postretirement benefit (“OPEB”) actuarial gains of $7.3 million after income taxes, compared to pension and OPEB actuarial losses of $18.3 million after income taxes in 2016.

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
In 2017, our operations were managed and reported under three reportable segments: Lithium and Advanced Materials, Bromine Specialties and Refining Solutions. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted.
Lithium and Advanced Materials: We expect continued strong year over year growth for the remainder of 2018 in Lithium, led by continued strong demand in battery-grade applications, price improvement and increased conversion capacity. In 2017, PCS experienced weaker profitability due to pricing pressure and the impact of hurricane Harvey, partially offset by

Albemarle Corporation and Subsidiaries

productivity and cost savings initiatives. We expect PCS profitability to stabilize in 2018 due to productivity gains and increased volumes due to market demand, offset by unfavorable pricing due to excess supply.
On a longer term basis, we believe that demand for lithium will continue to grow as new applications for lithium power continue to be developed and the use of plug-in hybrid electric vehicles and battery electric vehicles escalates, against a favorable backdrop of steadily declining electric battery costs, increasing electric battery performance and constructive global public policy toward acceptance of e-mobility/renewables. Our long-term outlook is also bolstered by our successful negotiation of long-term supply agreements with a number of strategic customers, reflecting our standing as a preferred global lithium partner due to our scale, access to geographically diverse, low cost resources and long-term execution track record. In PCS, we expect growth in the organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending.
On December 14, 2017, we signed a definitive agreement to sell the polyolefin catalysts and components portion of the PCS business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The sale is expected to close in the first quarter of 2018, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. In addition, during the first quarter of 2018, the PCS product category will merge with the Refining Solutions reportable segment to form a global business focused on catalysts and be reported in a separate reportable segment.
Bromine Specialties: The Bromine Specialties business had a solid 2017, with strong volume growth in fire safety and other derivatives driving double digit earnings growth year over year. We expect to see relatively flat growth on net sales and profitability in 2018. With sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could rebound some in 2018, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volumes would likely extend into 2019. We are expecting relatively stable fire safety and other derivative net sales and profits in 2018.
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
Refining Solutions: Following a year of significant increases in the number of “Hydro treating unit” catalyst change-outs and marked improvement in catalyst product mix, our CFT business performed as expected. Our FCC business also performed as expected, despite impacts from hurricane Harvey. Both businesses faced headwinds from rising raw material costs in 2017 and we expect that trend to continue in 2018.
On a longer term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Refining Solutions business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Refining Solutions remains well-positioned for the future.
All Other: The fine chemistry services business will continue to be reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the next few years to be a challenge for fine chemistry services due to a challenging agriculture industry environment, as well as customer order timing in pharmaceuticals.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2018 to be between 23% and 24%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions. In December 2017, the TCJA was signed into law in the U.S., which among other things, lowers the U.S.

Albemarle Corporation and Subsidiaries

corporate income tax rate from 35% to 21%, implementing a territorial tax system for non-U.S. earnings and imposing a one-time transition tax on the undistributed earnings of certain non-U.S. subsidiaries. We also anticipate the potential for increased volatility in future effective tax rates from the continuing impact of the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2016-09, which was adopted in the first quarter of 2017.
In the first quarter of 2018, we increased our quarterly dividend rate to $0.335 per share. During 2017, we received and retired approximately 2.3 million shares of our common stock under our share repurchase program and the ASR agreement, and we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2017 include an actuarial gain of $11.4 million ($7.3 million after income taxes), as compared to a loss of $26.7 million ($18.3 million after income taxes) from continuing operations for the year ended December 31, 2016.
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

Selected Financial Data	Year Ended December 31,			Percentage Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(In thousands, except percentages and per share amounts)
NET SALES	$3,071,976	$2,677,203	$2,826,429	15%	(5)%
Cost of goods sold	1,961,996	1,706,627	1,966,196	15%	(13)%
GROSS PROFIT	1,109,980	970,576	860,233	14%	13%
GROSS PROFIT MARGIN	36.1%	36.3%	30.4%
Selling, general and administrative expenses	437,901	380,464	300,440	15%	27%
Research and development expenses	84,330	80,475	89,187	5%	(10)%
Restructuring and other, net	—	—	(6,804)	—%	(100)%
Gain on sales of businesses, net	—	(122,298)	—	(100)%	*
Acquisition and integration related costs	—	57,384	132,299	(100)%	(57)%
OPERATING PROFIT	587,749	574,551	345,111	2%	66%
OPERATING PROFIT MARGIN	19.1%	21.5%	12.2%
Interest and financing expenses	(115,350)	(65,181)	(81,650)	77%	(20)%
Other (expenses) income, net	(25,601)	5,894	47,283	*	(88)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	446,798	515,264	310,744	(13)%	66%
Income tax expense	431,817	96,263	11,134	349%	*
Effective tax rate	96.6%	18.7%	3.6%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	14,981	419,001	299,610	(96)%	40%
Equity in net income of unconsolidated investments (net of tax)	84,487	59,637	27,978	42%	113%
NET INCOME FROM CONTINUING OPERATIONS	99,468	478,638	327,588	(79)%	46%
Income from discontinued operations (net of tax)	—	202,131	32,476	(100)%	*
NET INCOME	99,468	680,769	360,064	(85)%	89%
Net income attributable to noncontrolling interests	(44,618)	(37,094)	(25,158)	20%	47%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$54,850	$643,675	$334,906	(91)%	92%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	3.2%	17.9%	11.6%
Basic earnings per share:
Continuing operations	$0.49	$3.93	$2.72	(88)%	44%
Discontinued operations	—	1.80	0.29	(100)%	*
	$0.49	$5.73	$3.01	(91)%	90%
Diluted earnings per share:
Continuing operations	$0.49	$3.90	$2.71	(87)%	44%
Discontinued operations	—	1.78	0.29	(100)%	*
	$0.49	$5.68	$3.00	(91)%	89%
* Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2017 to 2016
Net Sales
For the year ended December 31, 2017, we recorded net sales of $3.07 billion, a 15% increase compared to net sales of $2.68 billion for the corresponding period of 2016. Net sales increased due to $272.2 million of higher volumes, $157.8 million of favorable pricing impacts and $3.4 million of favorable currency exchange impacts, partially offset by the $38.6 million impact of the sale of the minerals-based flame retardants and specialty chemicals business.
Gross Profit
For the year ended December 31, 2017, our gross profit increased $139.4 million, or 14%, compared to the corresponding period of 2016. Included in Cost of goods sold for the year ended December 31, 2017 are: (1) a $23.1 million charge related to the markup of inventory purchased as part of the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangli New Materials; (2) $14.3 million of acquisition and integration related costs resulting from the Jiangli New Materials acquisition; and (3) restructuring costs of $2.9 million related to a plan to reduce costs at several locations. In addition, gross profit decreased $3.1 million related to the divested minerals-based flame retardants and specialty chemicals business in the first quarter of 2016. Excluding the impact of these items, gross profit increased by $182.8 million, or 19%, due primarily to higher overall sales volumes and favorable price impacts, partially offset by increased costs in Lithium and a $15.4 million negative impact from hurricane Harvey. Overall, these factors contributed to a gross profit margin for the years ended December 31, 2017 and 2016 of 36.1% and 36.3%, respectively. Excluding the impact of the charges noted above, gross profit margin was 37.4% for the year ended December 31, 2017 as compared to 36.7% for the year ended December 31, 2016.
Selling, General and Administrative Expenses
For the year ended December 31, 2017, our selling, general and administrative (“SG&A”) expenses increased $57.4 million, or 15%, from the year ended December 31, 2016. SG&A expenses for 2017 included approximately $10.0 million of pension and OPEB benefits (including mark-to-market actuarial gains of $8.8 million) allocated to SG&A expenses, as compared to $29.3 million of pension and OPEB costs (including mark-to-market actuarial losses of $26.3 million) allocated to SG&A expenses in 2016. In addition, the year ended December 31, 2017 includes $19.6 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials, $8.4 million of restructuring costs related to several locations, primarily our Lithium sites in Germany and $3.3 million of multiemployer plan financial improvement plan shortfall contributions for our employees. Excluding the impact of these charges and the mark-to-market actuarial gains and losses, SG&A expenses increased by $61.2 million, or 17%, primarily due to increased compensation costs, Lithium growth spending and professional fees, partially offset by savings from our restructuring. As a percentage of net sales, SG&A expenses were 14.3% in 2017, compared to 14.2% in 2016. Excluding the impact of these charges and the mark-to-market actuarial gains and losses, SG&A expenses as a percentage of net sales were 13.5% in 2017 and 13.2% in 2016.
The mark-to-market actuarial gain in 2017 is primarily attributable to a higher return on pension plan assets in 2017 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 14.31% versus an expected return of 6.73%. The mark-to-market actuarial gain in 2017 was partially offset by a decrease in the weighted-average discount rate to 4.03% from 4.43% for our U.S. pension plans and to 1.94% from 2.00% for our foreign pension plans to reflect market conditions as of the December 31, 2017 measurement date.
The mark-to-market actuarial loss in 2016 is primarily attributable to a decrease in the weighted-average discount rate to 4.43% from 4.67% for our U.S. pension plans and to 2.00% from 2.76% for our foreign pension plans to reflect market conditions as of the December 31, 2016 measurement date. The mark-to-market actuarial loss in 2016 was partially offset by a higher return on pension plan assets in 2016 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.11% versus an expected return of 6.85%.
Research and Development Expenses
For the year ended December 31, 2017, our R&D expenses increased $3.9 million, or 5%, from the year ended December 31, 2016. Included in R&D expenses for the year ended December 31, 2017 are $5.7 million of restructuring costs related to our Lithium sites in Germany. As a percentage of net sales, R&D expenses were 2.7% in 2017, compared to 3.0% in 2016.

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
Acquisition and Integration Related Costs
Acquisition and integration related costs for the year ended December 31, 2017 are reported in Cost of goods sold and SG&A expenses, as noted above. The year ended December 31, 2016 included $52.1 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $5.3 million of costs in connection with other significant projects.
Interest and Financing Expenses
Interest and financing expenses for the year ended December 31, 2017 increased $50.2 million to $115.4 million from the corresponding 2016 period, due mainly to a loss of $52.8 million on early extinguishment of debt related to the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes.
Other (Expenses) Income, Net
Other (expenses) income, net, for the year ended December 31, 2017 was ($25.6) million versus $5.9 million for the corresponding 2016 period. During the year ended December 31, 2017, we recorded a $28.7 million reserve recorded against a note receivable in one of our European entities no longer deemed probable of collection, $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $4.1 million related to the final settlements of previously disposed businesses and the revision of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business. This is partially offset by a $10.6 million gain related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition, a $6.2 million gain related to the acquisition of the 50% interest of an equity investment and $1.1 million related to a reversal of a liability associated with the previous disposal of a property in 2017. The remaining change was primarily due to an increase in foreign exchange losses of $13.5 million and a $2.9 million gain in the fair value of our investment in private equity securities recorded during the third quarter of 2016.
Income Tax Expense
The effective income tax rate for 2017 was 96.6% compared to 18.7% for 2016. Our effective income tax rate for 2017 was primarily affected by the enactment of the TCJA in December 2017. The tax effects of the TCJA are recorded in connection with the one-time transition tax expense of $429.2 million, partially offset by the remeasurement of deferred tax assets and liabilities due to a decrease in corporate tax rate from 35% to 21% of $62.3 million tax benefit. Exclusive of the enactment of the TCJA, the Company’s effective tax rate differs from the U.S. Federal statutory income tax rate due to the impact of earnings from outside the U.S., mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, income tax expense for the year ended December 31, 2017, included foreign rate changes of $16.2 million and a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets offset by a $10.9 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the second quarter of 2017 and a $8.8 million benefit from excess tax benefits realized from stock-based compensation arrangements.
Our effective tax rate for 2016 was affected by discrete net tax expense items of $20.2 million related mainly to a tax gain from restructuring the ownership of a foreign subsidiary, foreign tax rate changes, provision to return adjustments and changes in valuation allowances necessary due to the restructuring. See Note 20, “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. Federal statutory income tax rate to our effective rate for 2017 and 2016.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $84.5 million for the year ended December 31, 2017 compared to $59.6 million in the same period last year. This increase of $24.9 million was primarily due to higher equity income reported by our Lithium and Advanced Materials segment joint venture Windfield Holdings Pty. Ltd. resulting from favorable pricing and volumes in our lithium business.

Albemarle Corporation and Subsidiaries

Income from Discontinued Operations (Net of Tax)
The year ended December 31, 2016 income from discontinued operations, after income taxes, of $202.1 million included a pre-tax gain of $388.0 million ($135.0 million after income taxes) related to the sale of our Chemetall Surface Treatment business, which closed on December 14, 2016. This gain represents the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell, and included the reversal of $81.4 million of foreign currency translation loss out of Accumulated other comprehensive loss.
Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2017, net income attributable to noncontrolling interests was $44.6 million compared to $37.1 million in the same period of 2016. This increase of $7.5 million was due primarily to changes in consolidated income related to our JBC joint venture resulting from higher sales volumes.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $54.9 million for the year ended December 31, 2017, from $643.7 million for the corresponding period of 2016. The year ended December 31, 2017 was negatively impacted by the one-time transition tax expense of $429.2 million recorded as a result of the enactment of the TCJA in December 2017. In addition, the year ended December 31, 2017 included a $52.8 million loss on early extinguishment of debt and $17.1 million of restructuring and other costs, while the year ended December 31, 2016 included net gains of $250.5 million after income taxes related to the sale of businesses, including discontinued operations. Excluding these items, net income attributable to Albemarle increased by $160.8 million. The increase was primarily due to the increase in gross profit from higher overall sales volumes and favorable price impacts, the remeasurement of deferred tax assets and liabilities due to a decrease in corporate tax rate from 35% to 21% of $62.3 million tax benefit resulting from the enactment of the TCJA, and lower acquisition and integration related costs, partially offset by an increase in SG&A expenses, income before taxes from discontinued operations in 2016 and the negative impact of hurricane Harvey.
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $187.6 million in 2017 compared to $8.3 million in 2016. This change is primarily due to changes in foreign currency translations. We translate our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2017, other comprehensive income from foreign currency translation adjustments was $227.4 million, mainly as a result of favorable movements in the European Union Euro of approximately $192 million, the Korean Won of approximately $16 million, the Chinese Renminbi of approximately $13 million and the Taiwan Dollar of approximately $4 million. Also included in total other comprehensive income for 2017 is a loss of $41.8 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In 2016, other comprehensive loss from foreign currency translation adjustments was $20.8 million, mainly as a result of unfavorable movements in the British Pound Sterling of approximately $25 million, the Chinese Renminbi of approximately $12 million, the Korean Won of approximately $6 million, the Turkish Lira of approximately $6 million, partially offset by favorable movements in the European Union Euro of approximately $15 million and the Brazilian Real of approximately $13 million. Included in the currency movements for 2016 is the favorable effect of $81.4 million in accumulated foreign currency translation losses that were reversed as a result of the sale of the Chemetall Surface Treatment business. Also included in total other comprehensive income for 2016 is income of $26.1 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.
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

Albemarle Corporation and Subsidiaries

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

	Year Ended December 31,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium and Advanced Materials	$1,308,153	42.6%	$968,216	36.2%	35%
Bromine Specialties	855,143	27.8%	792,425	29.6%	8%
Refining Solutions	778,304	25.3%	732,137	27.3%	6%
All Other	128,914	4.2%	180,988	6.8%	(29)%
Corporate	1,462	0.1%	3,437	0.1%	(57)%
Total net sales	$3,071,976	100.0%	$2,677,203	100.0%	15%

Adjusted EBITDA:
Lithium and Advanced Materials	$518,530	58.6%	$363,360	48.0%	43%
Bromine Specialties	258,901	29.2%	226,926	29.9%	14%
Refining Solutions	212,005	23.9%	238,963	31.5%	(11)%
All Other	13,878	1.6%	14,772	1.9%	(6)%
Corporate	(117,834)	(13.3)%	(85,804)	(11.3)%	37%
Total adjusted EBITDA	$885,480	100.0%	$758,217	100.0%	17%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
2017
Net income (loss) attributable to Albemarle Corporation	$400,360	$218,839	$173,297	$792,496	$5,521	$(743,167)	$54,850
Depreciation and amortization	102,389	40,062	39,958	182,409	8,357	6,162	196,928
Utilization of inventory markup(a)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(b)	—	—	—	—	—	17,056	17,056
Gain on acquisition(c)	(6,221)	—	—	(6,221)	—	—	(6,221)
Acquisition and integration related costs(d)	—	—	—	—	—	33,954	33,954
Interest and financing expenses(e)	—	—	—	—	—	115,350	115,350
Income tax expense	—	—	—	—	—	431,817	431,817
Non-operating pension and OPEB items	—	—	—	—	—	(16,125)	(16,125)
Multiemployer plan shortfall contributions(f)	—	—	—	—	—	7,887	7,887
Note receivable reserve(g)	—	—	—	—	—	28,730	28,730
Other(h)	(1,093)	—	(1,250)	(2,343)	—	502	(1,841)
Adjusted EBITDA	$518,530	$258,901	$212,005	$989,436	$13,878	$(117,834)	$885,480
2016
Net income (loss) attributable to Albemarle Corporation	$261,394	$187,364	$202,874	$651,632	$131,301	$(139,258)	$643,675
Depreciation and amortization	101,966	39,562	36,089	177,617	7,302	6,056	190,975
(Gain) loss on sales of businesses, net(i)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(j)	—	—	—	—	—	57,384	57,384
Interest and financing expenses	—	—	—	—	—	65,181	65,181
Income tax expense	—	—	—	—	—	96,263	96,263
Income from discontinued operations (net of tax)	—	—	—	—	—	(202,131)	(202,131)
Non-operating pension and OPEB items	—	—	—	—	—	25,589	25,589
Other(k)	—	—	—	—	—	3,579	3,579
Adjusted EBITDA	$363,360	$226,926	$238,963	$829,249	$14,772	$(85,804)	$758,217

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The utilization of this inventory markup was included in Costs of goods sold during the year ended December 31, 2017, the estimated remaining selling period.

(b)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in SG&A expenses, and $5.7 million in Research and development expenses, primarily related to restructuring costs. The unpaid balance is recorded in Accrued expenses at December 31, 2017, with the expectation that the majority of these plans will be completed by the end of 2018.

(c)
Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

(d)
Acquisition and integration related costs of $14.3 million and $19.6 million were included in Cost of goods sold and SG&A expenses, respectively, for the year ended December 31, 2017 primarily resulting from the Jiangli New Materials acquisition, including unusual compensation related costs negotiated specifically as a result of this acquisition that are outside the Company’s normal compensation arrangements.

(e)
Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Albemarle Corporation and Subsidiaries

(f)
Included in SG&A expenses is $3.3 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $4.6 million, included in Other (expenses) income, net, have been made to indemnify previously divested businesses.

(g)	Reserve recorded in Other (expenses) income, net against a note receivable on one of our European entities no longer deemed probable of collection.

(h)	Included amounts for the year ended December 31, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪	Selling, general and administrative expenses - $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

▪
Other (expenses) income, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $4.1 million related to the final settlements of previously disposed businesses, the revision of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business and $1.0 million related to the settlement of a legal claim. This is partially offset by gains of $10.6 million and $1.1 million related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition and the previous disposal of a property, respectively.

(h)	See “Gain on Sales of Businesses, Net” on page 34 for a description of these items.

(i)	See “Acquisition and Integration Related Costs” on page 34 for a description of these items.

(j)	Included amounts for the year ended December 31, 2016 recorded in:

▪	Research and development expenses - $1.4 million related to the write-off of fixed assets in China.

▪	Selling, general and administrative expenses - $0.9 million related to the net loss on the sales of properties.

▪
Other (expenses) income, net - $2.4 million related to environmental charges related to a site formerly owned by Albemarle, partially offset by a gain related to a previously disposed of site in China of $1.1 million.

Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the year ended December 31, 2017 were $1.3 billion, up $339.9 million, or 35%, compared to the corresponding period of 2016. The increase was primarily driven by $163.2 million of favorable Lithium sales volumes, largely from battery grade applications, due to market demand and $186.3 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium salts. The increase was partially offset by $10.2 million of unfavorable PCS volumes and price impacts, primarily due to weakness in the organometallics product family and the bankruptcy filing of one of our customers. Adjusted EBITDA for Lithium and Advanced Materials increased 43%, or $155.2 million, to $518.5 million for the year ended December 31, 2017, compared to the corresponding period of 2016, primarily due to favorable pricing and higher overall sales volumes, partially offset by Lithium growth spending, a $3.5 million negative impact from hurricane Harvey on PCS and $0.6 million of unfavorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the year ended December 31, 2017 were $855.1 million, up $62.7 million, or 8%, compared to the corresponding period of 2016. The increase was driven primarily by $60.4 million of higher sales volumes due to strong demand in flame retardants and reduced production in 2017 by Chinese bromine companies, and $2.3 million of favorable pricing on certain bromine derivatives. Adjusted EBITDA for Bromine Specialties increased 14%, or $32.0 million, to $258.9 million for the year ended December 31, 2017, compared to the corresponding period of 2016, primarily due to higher overall sales volumes and favorable pricing, partially offset by higher variable and fixed costs and a $1.5 million negative impact from hurricane Harvey.
Refining Solutions
Refining Solutions segment net sales for the year ended December 31, 2017 were $778.3 million, an increase of $46.2 million, or 6%, compared to the corresponding period of 2016. This increase was primarily due to $50.0 million of higher volumes from strong demand in our customer base and $2.7 million of favorable currency exchange impacts, partially offset by $6.6 million of unfavorable price impacts due to customer and product mix. Refining Solutions adjusted EBITDA decreased 11%, or $27.0 million, to $212.0 million for the year ended December 31, 2017 compared to the corresponding period of 2016, primarily due to unfavorable price and mix impacts, higher costs and a $10.3 million of negative impact from hurricane Harvey, partially offset by $2.5 million of favorable currency translation impacts.
All Other
All Other net sales for the year ended December 31, 2017 were $128.9 million, a decrease of $52.1 million compared to the year ended December 31, 2016. This decrease was primarily due to the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $38.6 million, as well as unfavorable fine chemistry services pricing impacts due

Albemarle Corporation and Subsidiaries

to a contract formula change which did not impact earnings. All Other adjusted EBITDA was down 6%, or $0.9 million, for the year ended December 31, 2017 in comparison to the same period of 2016. The year ended December 31, 2016 included the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $3.4 million and a $2.9 million gain in the fair value of our investment in private equity securities.
Corporate
Corporate adjusted EBITDA was a charge of $117.8 million for the year ended December 31, 2017, an increase of $32.0 million, compared to the year ended December 31, 2016, primarily due to increased compensation costs, professional fees and $13.5 million of unfavorable currency impacts.
Comparison of 2016 to 2015
Net Sales
For the year ended December 31, 2016, we recorded net sales of $2.68 billion, a 5% decrease compared to net sales of $2.83 billion for the corresponding period of 2015. On January 4, 2016, we closed the sale of the metal sulfides business and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales by $265.3 million for 2016 as compared to corresponding period of 2015. Excluding the impact of the divested businesses noted above, net sales increased by $116.1 million due to $78.8 million of higher volumes resulting from market demand and $37.2 million of favorable price impacts.
Gross Profit
For the year ended December 31, 2016, our gross profit increased $110.3 million, or 13%, from the corresponding period of 2015. Gross profit includes charges of $55.9 million for the year ended December 31, 2015 for the utilization of the inventory markup recorded as part of purchase accounting for the acquisition of Rockwood. The divestiture of our metal sulfides and minerals-based flame retardants businesses in the first quarter of 2016 reduced gross profit by $40.6 million as compared to the year ended December 31, 2015. Excluding the inventory markup charges and the impact of divestitures, gross profit increased by $95.1 million, or 10.4%, due primarily to higher overall sales volumes, favorable pricing impacts, and $24.6 million in lower variable and fixed costs. Overall, these factors contributed to a higher gross profit margin for the year ended December 31, 2016 of 36.3%, up from 30.4% in the corresponding period of 2015. Excluding the inventory markup charges and the impact of divestitures, gross profit margin was 36.7% for the year ended December 31, 2016 as compared to 34.6% in the corresponding period in 2015.
Selling, General and Administrative Expenses
For the year ended December 31, 2016, our SG&A expenses increased $80.0 million, or 27%, compared to the year ended December 31, 2015. SG&A expenses for 2016 included approximately $29.3 million of pension and OPEB costs (including mark-to-market actuarial losses of $26.3 million) allocated to SG&A expenses, as compared to $28.3 million of pension and OPEB benefits (including mark-to-market actuarial gains of $28.1 million) allocated to SG&A expenses in 2015. Excluding the $57.6 million increase in SG&A expenses related to pension and OPEB plans, SG&A expenses increased by $22.4 million, or 6.8%, primarily due to increased compensation costs. As a percentage of net sales, SG&A expenses were 14.2% in 2016, compared to 10.6% in 2015. Excluding the impact of pension and OPEB mark-to-market actuarial losses and gains, SG&A expenses as a percentage of net sales were 13.2% in 2016 and 11.6% in 2015.
The mark-to-market actuarial loss in 2016 is primarily attributable to a decrease in the weighted-average discount rate to 4.43% from 4.67% for our U.S. pension plans and to 2.00% from 2.76% for our foreign pension plans to reflect market conditions as of the December 31, 2016 measurement date. The mark-to-market actuarial loss in 2016 was partially offset by a higher return on pension plan assets in 2016 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.11% versus an expected return of 6.85%.
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
Restructuring and Other, Net
Included in Restructuring and other, net, for the year ended December 31, 2015 is a gain of $6.8 million recognized upon the sale of land in Avonmouth, U.K., which was utilized by the phosphorus flame retardants business we exited in 2012.
Gain on Sales of Businesses, Net
The year ended December 31, 2016 included gains before income taxes of $11.5 million and $112.3 million related to the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business, respectively, both of which closed in the first quarter of 2016. In addition, Gain on sales of businesses, net, for the year ended December 31, 2016, included a loss of $1.5 million on the sale of our wafer reclaim business.
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
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $59.6 million for the year ended December 31, 2016 compared to $28.0 million in the same period last year. The equity in net income of unconsolidated investments for the year ended December 31, 2015 included a $27.1 million charge for utilization of fair value adjustments to inventories as well as a $2.0 million impairment charge related to our unconsolidated investment in Fábrica Carioca de Catalisadores SA. Excluding these

Albemarle Corporation and Subsidiaries

charges, equity in net income of unconsolidated investments increased by $2.5 million primarily due to higher equity income reported by our Refining Solutions segment joint venture, Nippon Ketjen Company Limited, primarily due to higher sales volumes and higher equity income reported by our Lithium and Advanced Materials joint venture, Windfield Holdings Pty. Ltd., resulting from higher sales volumes, partially offset by the sale of our ownership interest in Magnifin Magnesiaprodukte GmbH (which was included in the minerals-based flamed retardants business) in 2016.
Income from Discontinued Operations
Income from discontinued operations, after income taxes, was $202.1 million for the year ended December 31, 2016 compared to $32.5 million in the same period last year. The year ended December 31, 2016 included a pre-tax gain of $388.0 million ($135.0 million after income taxes) related to the sale of our Chemetall Surface Treatment business, which closed on December 14, 2016. This gain represents the difference between the carrying value of the related assets and their fair value as determined by the sales price less estimated costs to sell, and included the reversal of $81.4 million of foreign currency translation loss out of Accumulated other comprehensive loss. Excluding this gain, the change relates to the discontinuation of depreciation and amortization expense in the second half of 2016 due to discontinued operations accounting, favorable sales prices and volumes due to market demands, lower interest expense, as well as a $20.0 million charge of fair value adjustments to inventories in connection with the Rockwood acquisition in 2015.
Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2016, net income attributable to noncontrolling interests was $37.1 million compared to $25.2 million in the same period last year. This increase of $11.9 million was due primarily to changes in consolidated income related to our JBC joint venture from higher sales volumes.
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
Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $8.3 million in 2016 compared to ($360.8) million in 2015. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2016, other comprehensive loss from foreign currency translation adjustments was $20.8 million, mainly as a result of unfavorable movements in the British Pound Sterling of approximately $25 million, the Chinese Renminbi of approximately $12 million, the Korean Won of approximately $6 million, the Turkish Lira of approximately $6 million, partially offset by favorable movements in the European Union Euro of approximately $15 million and the Brazilian Real of approximately $13 million. Included in the currency movements for 2016 is the favorable effect of $81.4 million in accumulated foreign currency translation losses that were reversed as a result of the sale of the Chemetall Surface Treatment business. Also included in total other comprehensive income for 2016 is income of $26.1 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In 2015, other comprehensive loss from foreign currency translation adjustments was $413.0 million, mainly as a result of unfavorable movements in the European Union Euro of approximately $279 million, the British Pound Sterling of approximately $49 million, the Brazilian Real of approximately $30 million, the Turkish Lira of approximately $10 million, the Korean Won of approximately $7 million, the Chinese Renminbi of approximately $8 million, the South African Rand of approximately $8 million and a net unfavorable variance in various other currencies totaling approximately $23 million (each approximately $5 million or less). Also included in total other comprehensive loss for 2015 is income of $50.9 million in

Albemarle Corporation and Subsidiaries

connection with the revaluation of our Euro-based 1.875% Senior notes and settlement of related foreign currency forward contracts, both of which have been designated as a hedge of our net investment in foreign operations.
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

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
2016
Net income (loss) attributable to Albemarle Corporation	$261,394	$187,364	$202,874	$651,632	$131,301	$(139,258)	$643,675
Depreciation and amortization	101,966	39,562	36,089	177,617	7,302	6,056	190,975
(Gain) loss on sales of businesses, net(a)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(b)	—	—	—	—	—	57,384	57,384
Interest and financing expenses	—	—	—	—	—	65,181	65,181
Income tax expense	—	—	—	—	—	96,263	96,263
Income from discontinued operations (net of tax)	—	—	—	—	—	(202,131)	(202,131)
Non-operating pension and OPEB items	—	—	—	—	—	25,589	25,589
Other(c)	—	—	—	—	—	3,579	3,579
Adjusted EBITDA	$363,360	$226,926	$238,963	$829,249	$14,772	$(85,804)	$758,217
2015
Net income (loss) attributable to Albemarle Corporation	$148,821	$186,474	$161,585	$496,880	$32,781	$(194,755)	$334,906
Depreciation and amortization	84,069	36,179	34,039	154,287	18,183	8,703	181,173
Utilization of inventory markup(d)	79,977	—	—	79,977	3,029	—	83,006
Restructuring and other, net(e)	—	—	—	—	—	(6,804)	(6,804)
Acquisition and integration related costs(b)	—	—	—	—	—	132,299	132,299
Interest and financing expenses	—	—	—	—	—	81,650	81,650
Income tax expense	—	—	—	—	—	11,134	11,134
Income from discontinued operations (net of tax)	—	—	—	—	—	(32,476)	(32,476)
Non-operating pension and OPEB items	—	—	—	—	—	(35,300)	(35,300)
Other(f)	—	—	1,971	1,971	—	4,441	6,412
Adjusted EBITDA	$312,867	$222,653	$197,595	$733,115	$53,993	$(31,108)	$756,000

(a)	See “Gain on Sales of Business, Net” on page 40 for a description of these items.

(b)	See “Acquisition and Integration Related Costs” on page 40 for a description of these items.

(c)	Included amounts for the year ended December 31, 2016 recorded in:

▪	Research and development expenses - $1.4 million related to the write-off of fixed assets.

▪	Selling, general and administrative expenses - $0.9 million related to the net loss on the sales of properties.

▪
Other (expenses) income, net - $2.4 million related to environmental charges related to a site formerly owned by Albemarle, partially offset by a gain related to a previously disposed of site in China of $1.1 million.

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

(e)	See “Restructuring and Other, Net” on page 40 for a description of this gain.

(f)
Refining Solutions included an impairment charge of approximately $2.0 million related to our unconsolidated investment in Fábrica Carioca de Catalisadores SA. Corporate included approximately $4.4 million of financing-related fees expensed in connection with the acquisition of Rockwood.

Lithium and Advanced Materials
Lithium and Advanced Materials segment net sales for the year ended December 31, 2016 were $968.2 million, up $133.6 million, or 16%, in comparison to the same period in 2015. The increase was primarily driven by $78.0 million of favorable Lithium sales volumes due to market demand, $70.6 million of favorable Lithium price impacts due primarily to price increases

Albemarle Corporation and Subsidiaries

in our battery-grade lithium carbonate and hydroxide applications, and $0.7 million of favorable currency translation impacts, partially offset by $26.9 million of unfavorable PCS volume and price impacts due primarily to weakness in the curatives market and the bankruptcy filing of one of our customers. Adjusted EBITDA for Lithium and Advanced Materials increased 16%, or $50.5 million, to $363.4 million for the year ended December 31, 2016, compared to the corresponding period of 2015, primarily due to higher overall sales volumes, favorable price impacts and $4.4 million of favorable currency translation impacts.
Bromine Specialties
Bromine Specialties segment net sales for the year ended December 31, 2016 were $792.4 million, up $16.7 million, or 2%, compared to the corresponding period of 2015. The increase was driven mainly by $22.9 million of favorable volumes due to our ability to supply globally in a tighter market environment for certain products and $2.5 million of favorable currency translation impacts, partially offset by $8.7 million of unfavorable price impacts. Adjusted EBITDA for Bromine Specialties increased 2%, or $4.3 million, to $226.9 million for the year ended December 31, 2016, compared to the corresponding period of 2015, primarily due to $15.9 million of lower fixed and variable costs, and $2.4 million of favorable currency translation impacts, partially offset by a $12.4 million increase in net income attributable to noncontrolling interests due to higher sales volumes from our JBC joint venture and unfavorable price impacts.
Refining Solutions
Refining Solutions segment net sales for the year ended December 31, 2016 were $732.1 million, an increase of $2.9 million, or 0.4%, compared to the corresponding period of 2015. This increase was primarily due to $14.9 million of higher Clean Fuels Technology volumes due to demand, partially offset by $9.7 million of lower Heavy Oil Upgrading volumes due to demand and $3.2 million of unfavorable currency translation impacts. Refining Solutions adjusted EBITDA increased 21%, or $41.4 million, to $239.0 million for the year ended December 31, 2016 compared to the corresponding period of 2015, primarily driven by higher overall sales volumes, $13.2 million of lower variable and fixed costs and $8.8 million in increased equity in net income from unconsolidated investments from our joint venture Nippon Ketjen Company Limited primarily due to higher sales volumes.
All Other
On January 4, 2016, we closed the sale of the metal sulfides business, and on February 1, 2016, we closed the sale of the minerals-based flame retardants and specialty chemicals business. The divestiture of these businesses reduced net sales and adjusted EBITDA for the year ended December 31, 2016 as compared to 2015 by $265.3 million and $34.2 million, respectively.
All Other net sales for the year ended December 31, 2016 were $181.0 million, a decrease of $290.4 million compared to the year ended December 31, 2015. Excluding the impact of the divested businesses noted above, All Other net sales decreased by $25.1 million due to $13.8 million of unfavorable price impacts and $11.3 million of lower sales volume due to market demand in the fine chemistry services business. All Other adjusted EBITDA was down 73%, or $39.2 million, for the year ended December 31, 2016 in comparison to the same period of 2015. Excluding the impact of divested businesses noted above, All Other adjusted EBITDA decreased by $5.0 million due to lower overall sales in the fine chemistry services business, partially offset by $14.2 million of lower fixed and variable costs.
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

Albemarle Corporation and Subsidiaries

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management and the chief operating decision maker. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”)

Albemarle Corporation and Subsidiaries

approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2017 and concluded there was no impairment as of that date. In addition, no indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
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
Definite-lived intangible assets, such as purchased technology, patents, customer lists and trade names, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with the majority of our Lithium business, which are amortized using the pattern of economic benefit method, definite-lived intangible assets are amortized using the straight-line method. We evaluate the recovery of our definite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized. See Note 12, “Goodwill and Other Intangibles” to our consolidated financial statements included in Part II, Item 8 of this report.
Resource Development Expenses
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before obtaining legal rights to explore an area are generally expensed as incurred. After obtaining legal rights, exploration costs are expensed in areas where we have uncertainty about obtaining proven resources. In areas where we have substantial knowledge about the area and consider it probable to obtain commercially viable proven resources, exploration and evaluation costs can be capitalized.
If technical feasibility studies have been obtained, resource evaluation expenses are capitalized when the study demonstrates proven or probable resources for which future economic returns are expected, while costs for projects that are not considered viable are expensed. Development costs that are necessary to bring the property to commercial production or increase the capacity or useful life are capitalized. Costs to maintain the production capacity in a property under production are expensed as incurred.
Capitalized resource costs are depleted using the units-of-production method. Our resource development assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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

Albemarle Corporation and Subsidiaries

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
During 2017, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2017, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2017 measurement date.
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
At December 31, 2017, the weighted-average discount rate for the U.S. and foreign pension plans was decreased to 4.03% and 1.94%, respectively, from 4.43% and 2.00%, respectively, at December 31, 2016 to reflect market conditions as of the December 31, 2017 measurement date. The discount rate for the OPEB plans at December 31, 2017 and 2016 was 3.99% and 4.35%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2017 and 2016, the weighted-average expected rate of return on U.S. pension plan assets was 6.89% and the weighted-average expected rate of return on foreign pension plan assets was 6.16% and 6.66%, respectively. Effective January 1, 2018, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.89% and 5.52%, respectively. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2017 and 2016. There has been no change to the assumed rate of return on OPEB plan assets effective January 1, 2018.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2017 and 2016, the assumed weighted-average rate of compensation increase was 3.18% for our foreign pension plans.
In October 2016, the Society of Actuaries (“SOA”) published an updated Mortality Improvement Scale, MP-2016. The updated improvement scale incorporates three additional years of mortality data (2012 – 2014) and a modification of two other input values to improve the model’s year-over-year stability. We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2016 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2016. In October 2017, the SOA published an updated Mortality Improvement Scale, MP-2017. The updated improvement scale incorporates an additional year of mortality data (2015). We utilized the same base, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2017 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2017.
At December 31, 2017, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.

Albemarle Corporation and Subsidiaries

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(109,239)	$4,130	$132,139	$(5,685)
Other postretirement benefits	$(5,170)	$286	$6,186	$(359)
Expected return on plan assets:
Pension	*	$(6,389)	*	$6,389
Other postretirement benefits	*	$(1)	*	$1
* Not applicable.
Of the $660.7 million total pension and postretirement assets at December 31, 2017, $96.4 million, or approximately 15%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits” to our consolidated financial statements included in Part II, Item 8 of this report.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2011. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2011.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2006 through 2015 related to Germany, Taiwan, Canada, Italy, India, and France, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within

Albemarle Corporation and Subsidiaries

the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $1.6 million as a result of closure of tax statutes. As a result of the sale of the Chemetall Surface Treatment business, we agreed to indemnify certain income and non-income tax liabilities, including uncertain tax positions, associated with the entities sold. The associated liability is recorded in Other noncurrent liabilities. See Note 16, “Other Noncurrent Liabilities,” and Note 20, “Income Taxes,” for further details.
We have designated the undistributed earnings of a portion of our foreign operations as indefinitely reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. If it is determined that cash can be repatriated with little to no tax consequences, we may choose to repatriate cash at that time. The enactment of the TCJA during the fourth quarter of 2017 includes a one-time transition tax on earnings of certain foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S. tax. Despite the U.S. taxation of these amounts, we intend to invest most or all of these earnings indefinitely outside the U.S. and do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits (“E&P”) principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested. We will continue to evaluate our permanent investment assertion taking into consideration the TCJA. The accounting is expected to be completed within the measurement period, as allowed under Staff Accounting Bulletin (“SAB”) 118.
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

Financial Condition and Liquidity
Overview
The principal uses of cash in our business generally have been capital investments and resource development costs, funding working capital, acquisitions and repayment of debt. We also make contributions to our defined benefit pension plans, pay dividends to our shareholders and repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.
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
Cash Flow
Our cash and cash equivalents were $1.14 billion at December 31, 2017 as compared to $2.27 billion at December 31, 2016. Cash provided by operating activities was $304.0 million, $735.5 million and $360.8 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The decrease in cash provided by operating activities in 2017 versus 2016 was primarily due to the 2017 payment of approximately $257 million of income taxes from the gain on sale of the Chemetall Surface Treatment business, that was recorded in income taxes payable in 2016. In addition, the decrease resulted from the build up of inventory in the Lithium and Advanced Materials reportable segment in 2017. This was partially offset by increased overall sales volumes and prices, lower acquisition and integration related costs and lower interest payments in 2017 as compared to 2016. The increase in cash provided by operating activities in 2016 versus 2015 was primarily due to the increase in income taxes payable from the gain on sale of the Chemetall Surface Treatment business, increased overall sales volumes and prices, lower fixed and variable costs, lower acquisition and integration related costs in connection with the Rockwood acquisition and lower payments for interest

Albemarle Corporation and Subsidiaries

and taxes, partially offset by an increase in accounts receivable from higher sales in certain regions with longer payment terms, as compared to 2015.
During 2017, cash on hand, cash provided by operations and net borrowings of $138.8 million funded $778.2 million of debt repayments, $317.7 million of capital expenditures for plant, machinery and equipment, a $250.0 million accelerated share repurchase program, dividends to shareholders of $140.6 million, and pension and postretirement contributions of $13.3 million. Also during 2017, our consolidated joint venture, JBC, paid dividends of approximately $102.5 million, which resulted in dividends to noncontrolling interests of $36.8 million. During 2016, cash on hand, cash provided by operations and $3.33 billion of cash proceeds from divestitures funded $1.42 billion of debt repayments, $196.7 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $135.4 million, and pension and postretirement contributions of $20.1 million. Also during 2016, our consolidated joint venture, JBC, paid dividends of approximately $105 million, which resulted in dividends to noncontrolling interests of $35.9 million. During 2015, cash on hand, cash provided by operations, a return of capital from an unconsolidated investment and proceeds from borrowings funded $2.1 billion for acquisitions, $227.6 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $119.3 million, and pension and postretirement contributions of $21.6 million. Also during 2015, our consolidated joint venture, JBC, paid dividends of approximately $70 million, which resulted in dividends to noncontrolling interests of $23.3 million.
On December 14, 2017, we signed a definitive agreement to sell the polyolefin catalysts and components portion of our PCS business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at our Yeosu, South Korea site. The sale does not include the organometallics or curatives portion of the PCS business. The sale of the polyolefin catalysts business and components reflects our commitment to investing in the future growth of our high priority businesses and returning capital to shareholders. The sale is expected to close in the first quarter of 2018, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. The assets and liabilities of this business are included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheet as of December 31, 2017.
On December 14, 2016, we completed the previously announced sale of the Chemetall Surface Treatment business to BASF SE for cash proceeds of approximately $3.1 billion, net of purchase price adjustments. As a result of the sale, we recorded a gain of $388.0 million before income taxes and a tax liability of $253.0 million related to the difference between the sales price and the proportionate carrying value of the interests sold in 2016. We used the proceeds to significantly reduce leverage, including repaying the outstanding balance of the September 2015 Term Loan in full and approximately $153 million of Commercial Paper Notes in December 2016. In addition, during the first quarter of 2017, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related redemption premiums of $45.2 million. We intend to use the remaining proceeds to invest heavily in the growth of the remaining businesses and return capital to shareholders.
In 2016, we completed the sales of our metal sulfides business and our mineral-based flame retardants and specialty chemicals businesses for net proceeds of approximately $137 million and $187 million, respectively. The net proceeds from both sales were used to repay a portion of the outstanding balance under the September 2015 Term Loan Agreement.
Capital expenditures were $317.7 million, $196.7 million and $227.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, and were incurred mainly for plant, machinery and equipment. The increase in capital expenditures during the year ended December 31, 2017 primarily relates to the Lithium plant expansion projects in Chile. Capital expenditures for discontinued operations were $19.3 million and $23.7 million for the years ended December 31, 2016 and 2015, respectively. We expect our capital expenditures to approximate $800 to $900 million in 2018 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
During 2017, we incurred $33.9 million of acquisition and integration related costs related to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s ordinary compensation arrangements. During 2016, we incurred $52.1 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $5.3 million of costs in connection with other significant projects. In 2015, we incurred $123.9 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of professional services and advisory fees, costs to achieve synergies, relocation costs, and other integration costs) and $8.4 million of costs in connection with other significant projects.
In November 2016, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company was permitted to repurchase up to a maximum

Albemarle Corporation and Subsidiaries

of 15,000,000 shares, including those previously authorized but not yet repurchased. Under our existing Board authorized share repurchase program, the Company entered into an ASR agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of the ASR agreement, on June 16, 2017, the transaction was completed and we received a final settlement of 392,905 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. In total, we received and retired 2,341,083 shares under the ASR agreement, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the year ended December 31, 2017. As of December 31, 2017, there were 12,658,917 remaining shares available for repurchase under the Company’s authorized share repurchase program. There were no shares of our common stock repurchased during 2016 or 2015.
Net current assets decreased to approximately $1.28 billion at December 31, 2017 from $2.17 billion at December 31, 2016, with the decrease being largely due to the reduction in cash used to repay a portion of the senior notes and to fund the accelerated share repurchase program during the first quarter of 2017. Other changes in the components of net current assets are due to the timing of the sale of goods and other normal transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the normal course of business.
On February 23, 2018, we increased our quarterly dividend rate to $0.335 per share, a 5% increase from the quarterly rate of $0.32 per share paid in 2017.
At December 31, 2017 and December 31, 2016, our cash and cash equivalents included $1.10 billion and $846.4 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2017, 2016 and 2015, we repatriated approximately $20.5 million, $53.7 million and $122.5 million of cash associated with earnings, respectively, as part of these foreign earnings cash repatriation activities. In January 2018, we repatriated approximately $600 million of cash associated with earnings that were previously asserted to be indefinitely reinvested to fund our investment program. During the year ended December 31, 2017, we recorded an income tax benefit of $9.7 million related to previously taxed foreign earnings that we expect to repatriate within the foreseeable future. These repatriations do not change our assertion on the remaining foreign earnings that are deemed indefinitely reinvested.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we believe that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending including business acquisitions, share repurchases and other cash outlays, should be financed primarily with cash flow provided by operations and cash on hand, with additional cash needed, if any, provided by borrowings. The amount and timing of any additional borrowings will depend on our specific cash requirements.
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

Albemarle Corporation and Subsidiaries

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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”). The applicable margin on the facility was 1.10% as of December 31, 2017. There were no borrowings outstanding under the February 2014 Credit Agreement as of December 31, 2017.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2017, we had $421.3 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.8% and a weighted-average maturity of 36 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at December 31, 2017 and December 31, 2016.
The non-current portion of our long-term debt amounted to $1.42 billion at December 31, 2017, compared to $2.12 billion at December 31, 2016. The decrease is attributable to the repayment of a portion of the senior notes with the proceeds from the sale of the Chemetall Surface Treatment business. In addition, at December 31, 2017, we had the ability to borrow $578.7 million under our commercial paper program and the February 2014 Credit Agreement, and $250.1 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2017 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $63.5 million at December 31, 2017. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Other Obligations
The following table summarizes our contractual obligations for capital projects, various take or pay and throughput agreements, long-term debt, operating leases and other commitments as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Long-term debt obligations(a)	$422,012	$213	$180,513	$467,546	$—	$779,480
Expected interest payments on long-term debt obligations(b)	53,383	53,383	53,383	45,479	36,713	454,926
Operating lease obligations (rental)	27,576	25,609	24,184	23,722	21,476	20,220
Take or pay / throughput agreements(c)	53,601	16,624	14,441	12,143	7,785	21,116
Letters of credit and guarantees	40,347	5,830	1,672	975	1,074	13,581
Transition tax on foreign earnings(d)	34,337	34,337	34,337	34,337	34,337	257,530
Capital projects	159,246	134	89	—	—	—
Total	$790,502	$136,130	$308,619	$584,202	$101,385	$1,546,853

(a)
Amounts represent the expected principal payments of our long-term debt and do not include any fair value adjustments, premiums or discounts. Obligations in 2018 include our outstanding Commercial Paper Notes of $421.3 million with a weighted average maturity of 36 days.

(b)
Interest on our fixed rate borrowings was calculated based on the stated rates of such borrowings. A weighted average interest rate of approximately 0.35% was used for our remaining long-term debt obligations.

(c)
These amounts primarily relate to contracts entered into with certain third party vendors in the normal course of business to secure raw materials for our production processes. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.

(d)
In December 2017, the TCJA was signed into law imposing a one-time transition tax on foreign earnings, payable over an eight-year period. The one-time transition tax imposed by the TCJA is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes. The prospective release of additional guidance may require us to refine our calculations and adjust our estimates.

Amounts in the table above exclude required employer pension contributions. Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan (“SERP”), are expected to approximate $13 million in 2018. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $10.9 million to our domestic and foreign pension plans for continuing operations (both qualified and nonqualified) during the year ended December 31, 2017.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $24.4 million and $27.9 million at December 31, 2017 and 2016, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $14.6 million and $15.1 million at December 31, 2017 and 2016, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
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

Albemarle Corporation and Subsidiaries

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
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business to the U.S. DOJ and SEC, and intend to cooperate with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ or SEC. We also are unable to predict what, if any, action may be taken by the DOJ or SEC or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
We had cash and cash equivalents totaling $1.14 billion as of December 31, 2017, of which $1.10 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. In January 2018, we repatriated approximately $600 million of cash associated with earnings that were previously asserted to be indefinitely reinvested to fund our investment program. All other cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Safety and Environmental Matters
We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have a material effect on capital expenditures, earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our operating results.
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
Our environmental and safety operating costs charged to expense were $40.1 million, $34.4 million and $39.5 million in 2017, 2016 and 2015, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2017 totaled approximately $39.8 million, an increase of $4.9 million from $34.9 million at December 31, 2016. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2017, 2016 and 2015.

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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $28.1 million, $28.8 million and $18.6 million in 2017, 2016 and 2015, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Recently Issued Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The primary currencies to which we have foreign currency exchange rate exposure are the Euro, Japanese Yen, Chinese Renminbi, South Korean Won, Australian Dollar, Chilean Peso and Taiwan Dollar. In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.
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
The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are intended to offset the changes in the value of the underlying exposures being hedged. Unless otherwise noted, gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net, and generally do not have a significant impact on results of operations.
At December 31, 2017, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $357.4 million and with a fair value representing a net liability position of $5.0 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2017, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $12.5 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $14.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2017, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
On December 18, 2014, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded

Albemarle Corporation and Subsidiaries

in Accumulated other comprehensive loss. In January 2017, we repaid €307.0 million of these senior notes using proceeds from the sale of the Chemetall Surface Treatment business. This repayment did not impair the designated hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $426.6 million and $286.4 million outstanding at December 31, 2017 and 2016, respectively. These borrowings represented 23% and 11% of total outstanding debt and bore average interest rates of 1.78% and 1.35% at December 31, 2017 and 2016, respectively. A hypothetical 10% increase (approximately 18 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.8 million as of December 31, 2017. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV

Luther C. Kissam IV
Chairman, President and Chief Executive Officer
(principal executive officer)
February 27, 2018

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (or “the Company”) as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We have also audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework 2013 issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework 2013 issued by the COSO.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

/s/ PricewaterhouseCoopers LLP
New Orleans, Louisiana
February 27, 2018

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2017	2016	2015
Net sales	$3,071,976	$2,677,203	$2,826,429
Cost of goods sold	1,961,996	1,706,627	1,966,196
Gross profit	1,109,980	970,576	860,233
Selling, general and administrative expenses	437,901	380,464	300,440
Research and development expenses	84,330	80,475	89,187
Restructuring and other, net	—	—	(6,804)
Gain on sales of businesses, net	—	(122,298)	—
Acquisition and integration related costs	—	57,384	132,299
Operating profit	587,749	574,551	345,111
Interest and financing expenses	(115,350)	(65,181)	(81,650)
Other (expenses) income, net	(25,601)	5,894	47,283
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	446,798	515,264	310,744
Income tax expense	431,817	96,263	11,134
Income from continuing operations before equity in net income of unconsolidated investments	14,981	419,001	299,610
Equity in net income of unconsolidated investments (net of tax)	84,487	59,637	27,978
Net income from continuing operations	99,468	478,638	327,588
Income from discontinued operations (net of tax)	—	202,131	32,476
Net income	99,468	680,769	360,064
Net income attributable to noncontrolling interests	(44,618)	(37,094)	(25,158)
Net income attributable to Albemarle Corporation	$54,850	$643,675	$334,906
Basic earnings per share:
Continuing operations	$0.49	$3.93	$2.72
Discontinued operations	—	1.80	0.29
	$0.49	$5.73	$3.01
Diluted earnings per share:
Continuing operations	$0.49	$3.90	$2.71
Discontinued operations	—	1.78	0.29
	$0.49	$5.68	$3.00
Weighted-average common shares outstanding—basic	110,914	112,379	111,182
Weighted-average common shares outstanding—diluted	112,380	113,239	111,556
Cash dividends declared per share of common stock	$1.28	$1.22	$1.16
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)
Year Ended December 31	2017	2016	2015
Net income	$99,468	$680,769	$360,064
Other comprehensive income (loss), net of tax:
Foreign currency translation	227,439	(20,825)	(412,970)
Pension and postretirement benefits	(97)	834	(758)
Net investment hedge	(41,827)	26,133	50,861
Interest rate swap	2,116	2,116	2,101
Total other comprehensive income (loss), net of tax	187,631	8,258	(360,766)
Comprehensive income (loss)	287,099	689,027	(702)
Comprehensive income attributable to noncontrolling interests	(45,505)	(36,477)	(23,267)
Comprehensive income (loss) attributable to Albemarle Corporation	$241,594	$652,550	$(23,969)
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,137,303	$2,269,756
Trade accounts receivable, less allowance for doubtful accounts (2017—$10,425; 2016—$15,312)	534,326	486,035
Other accounts receivable	37,937	41,985
Inventories	592,781	450,263
Other current assets	136,064	58,579
Assets held for sale	39,152	—
Total current assets	2,477,563	3,306,618
Property, plant and equipment, at cost	4,124,335	3,910,522
Less accumulated depreciation and amortization	1,631,025	1,550,382
Net property, plant and equipment	2,493,310	2,360,140
Investments	534,064	457,533
Noncurrent assets held for sale	139,813	—
Other assets	74,164	142,320
Goodwill	1,610,355	1,540,032
Other intangibles, net of amortization	421,503	354,564
Total assets	$7,750,772	$8,161,207
Liabilities and Equity
Current liabilities:
Accounts payable	$418,537	$281,874
Accrued expenses	268,336	322,165
Current portion of long-term debt	422,012	247,544
Dividends payable	35,165	34,104
Liabilities held for sale	1,938	—
Income taxes payable	54,937	254,416
Total current liabilities	1,200,925	1,140,103
Long-term debt	1,415,360	2,121,718
Postretirement benefits	52,003	50,538
Pension benefits	294,611	298,695
Noncurrent liabilities held for sale	614	—
Other noncurrent liabilities	599,174	194,810
Deferred income taxes	370,389	412,739
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 110,547 in 2017 and 112,524 in 2016	1,105	1,125
Additional paid-in capital	1,863,949	2,084,418
Accumulated other comprehensive loss	(225,668)	(412,412)
Retained earnings	2,035,163	2,121,931
Total Albemarle Corporation shareholders’ equity	3,674,549	3,795,062
Noncontrolling interests	143,147	147,542
Total equity	3,817,696	3,942,604
Total liabilities and equity	$7,750,772	$8,161,207

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2015	78,030,524	$780	$10,447	$(62,413)	$1,410,651	$1,359,465	$129,170	$1,488,635
Net income					334,906	334,906	25,158	360,064
Other comprehensive loss				(358,875)		(358,875)	(1,891)	(360,766)
Cash dividends declared					(130,150)	(130,150)	(23,286)	(153,436)
Stock-based compensation and other			13,696			13,696		13,696
Exercise of stock options	18,000	—	517			517		517
Tax deficiency related to stock plans			(167)			(167)		(167)
Issuance of common stock, net	85,900	1	(1)			—		—
Acquisition of Rockwood	34,113,064	341	2,036,209			2,036,550	17,582	2,054,132
Noncontrolling interest assumed in acquisition of Shanghai Chemetall						—	4,843	4,843
Purchase of noncontrolling interest						—	(4,655)	(4,655)
Shares withheld for withholding taxes associated with common stock issuances	(28,137)	—	(1,550)			(1,550)		(1,550)
Balance at December 31, 2015	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net income					643,675	643,675	37,094	680,769
Other comprehensive income (loss)				8,876		8,876	(618)	8,258
Cash dividends declared					(137,151)	(137,151)	(35,855)	(173,006)
Stock-based compensation and other			16,251			16,251		16,251
Exercise of stock options	212,343	2	9,400			9,402		9,402
Tax benefit related to stock plans			1,811			1,811		1,811
Issuance of common stock, net	131,596	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(39,500)	—	(2,194)			(2,194)		(2,194)
Balance at December 31, 2016	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					54,850	54,850	44,618	99,468
Other comprehensive income				186,744		186,744	887	187,631
Cash dividends declared					(141,618)	(141,618)	(36,756)	(178,374)
Stock-based compensation and other			16,505			16,505		16,505
Exercise of stock options	210,432	2	8,236			8,238		8,238
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	243,024	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(89,489)	(1)	(8,375)			(8,376)		(8,376)
Balance at December 31, 2017	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2017	2016	2015
Cash and cash equivalents at beginning of year	$2,269,756	$213,734	$2,489,768
Cash flows from operating activities:
Net income	99,468	680,769	360,064
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	196,928	226,169	260,076
Gain associated with restructuring and other	—	—	(6,804)
Gain on acquisition	(6,221)	—	—
Gain on sales of businesses, net	—	(510,278)	—
Stock-based compensation	19,404	17,031	15,188
Equity in net income of unconsolidated investments (net of tax)	(84,487)	(61,534)	(30,999)
Dividends received from unconsolidated investments and nonmarketable securities	39,386	43,759	59,912
Pension and postretirement (benefit) expense	(12,436)	41,546	(38,817)
Pension and postretirement contributions	(13,341)	(20,068)	(21,613)
Unrealized gain on investments in marketable securities	(3,135)	(3,655)	(1,239)
Loss on early extinguishment of debt	52,801	1,921	5,353
Deferred income taxes	(41,941)	21,121	(136,298)
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) in accounts receivable	(74,545)	(42,816)	(8,788)
(Increase) decrease in inventories	(101,545)	25,974	27,649
(Increase) decrease in other current assets	(213)	1,808	12,756
Increase in accounts payable	53,421	43,953	23,745
(Decrease) increase in accrued expenses and income taxes payable	(269,381)	210,276	(96,896)
Other, net	449,816	59,548	(62,479)
Net cash provided by operating activities	303,979	735,524	360,810
Cash flows from investing activities:
Acquisition of Rockwood, net of cash acquired	—	—	(2,051,645)
Other acquisitions, net of cash acquired	(44,367)	(126,747)	(48,845)
Cash payments related to acquisitions and other	—	(81,987)	—
Capital expenditures	(317,703)	(196,654)	(227,649)
Decrease in restricted cash	—	—	57,550
Cash proceeds from divestitures, net	6,857	3,325,571	8,883
Return of capital from unconsolidated investment	—	—	98,000
(Investments in) sales of marketable securities, net	(275)	305	998
Repayments from joint ventures	1,250	—	2,156
Investments in equity and other corporate investments	(3,565)	—	—
Net cash (used in) provided by investing activities	(357,803)	2,920,488	(2,160,552)
Cash flows from financing activities:
Proceeds from borrowings of other long-term debt	27,000	—	2,250,000
Repayments of long-term debt	(778,209)	(1,252,302)	(2,582,901)
Other borrowings (repayments), net	138,751	(163,721)	54,625
Fees related to early extinguishment of debt	(46,959)	—	(43,340)
Dividends paid to shareholders	(140,557)	(135,353)	(119,302)
Dividends paid to noncontrolling interests	(36,756)	(35,855)	(23,286)
Purchase of noncontrolling interest	—	—	(4,784)
Repurchases of common stock	(250,000)	—	—
Proceeds from exercise of stock options	8,238	9,401	517
Withholding taxes paid on stock-based compensation award distributions	(8,376)	(2,194)	(1,549)
Debt financing costs	—	—	(4,544)
Other	—	—	(3,882)
Net cash used in financing activities	(1,086,868)	(1,580,024)	(478,446)
Net effect of foreign exchange on cash and cash equivalents	8,239	(19,966)	2,154
(Decrease) increase in cash and cash equivalents	(1,132,453)	2,056,022	(2,276,034)
Cash and cash equivalents at end of year	$1,137,303	$2,269,756	$213,734

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
Discontinued Operations
Effective January 1, 2015, a component or group of components that is classified as held for sale or that has been disposed of by sale, and which represents a strategic shift that has or will have a major effect on our operations and financial results, is reported as discontinued operations beginning in the period when these criteria are met. Our assets and liabilities held for sale at December 31, 2017 related to the polyolefin catalysts and components business did not meet the criteria to be presented as discontinued operations.
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
Certain amounts in the accompanying consolidated financial statements and notes thereto have been reclassified to conform to the current presentation. Income tax expense for the year ended December 31, 2017 includes expense of $5.1 million due to an adjustment in the Company’s deferred tax liabilities for basis differences in Chilean fixed assets related to the year ended December 31, 2016. The Company does not believe this adjustment is material to the consolidated financial statements for the years ended December 31, 2017 or 2016. In addition, for the year ended December 31, 2017, the Company began reporting its acquisition and integration related costs and restructuring and other costs in Cost of goods sold, Selling, general and administrative expenses and Research and development expenses. See Note 2, “Acquisitions,” and Note 24, “Segment and Geographic Area Information,” for further details.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments with insignificant interest rate risks and no limitations on access.
Inventories
Inventories are stated at lower of cost and net realizable value with cost determined primarily on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis.
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
Resource Development Expenses
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before obtaining legal rights to explore an area are generally expensed as incurred. After obtaining legal rights, exploration costs are expensed in areas where we have uncertainty about obtaining proven resources. In areas where we have substantial knowledge about the area and consider it probable to obtain commercially viable proven resources, exploration and evaluation costs can be capitalized.
If technical feasibility studies have been obtained, resource evaluation expenses are capitalized when the study demonstrates proven or probable resources for which future economic returns are expected, while costs for projects that are not considered viable are expensed. Development costs that are necessary to bring the property to commercial production or increase the capacity or useful life are capitalized. Costs to maintain the production capacity in a property under production are expensed as incurred.
Capitalized resource costs are depleted using the units-of-production method. Our resource development assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Investments
Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheets as Investments and our share of investees’ earnings or losses together with other-than-temporary impairments in value as Equity in net income of unconsolidated investments in the consolidated statements of income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
Our 50%-owned Saudi Organometallic Chemicals Company (“SOCC”) joint venture in Saudi Arabia, included in our Lithium and Advanced Materials segment, experienced a net loss, which affected our equity in income from unconsolidated investments by approximately $3.8 million for the year ended December 31, 2017, indicating the carrying value potentially may be impaired. As a result, we assessed the recoverability of the investment in this venture as of December 31, 2017. As of December 31, 2017, the carrying amount of our equity interest in SOCC was $4.5 million. Based on our assessment, we concluded not to record any impairment of the investment carrying value as of December 31, 2017. We estimated the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events.
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
Environmental Compliance and Remediation
Environmental compliance costs include the cost of purchasing and/or constructing assets to prevent, limit and/or control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives. Environmental compliance costs also include maintenance and operating costs with respect to pollution prevention and control facilities and other administrative costs. Such operating costs are expensed as incurred. Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. We accrue for environmental remediation costs and post-remediation costs that relate to existing conditions caused by past operations at facilities or off-plant disposal sites in the accounting period in which responsibility is established and when the related costs are estimable. In developing these cost estimates, we evaluate currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. If the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted, if the calculated discount is material. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management and the chief operating decision maker. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2017 and concluded there was no impairment as of that date. In addition, no indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
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
Definite-lived intangible assets, such as purchased technology, patents and customer lists, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with the majority of our Lithium business, which are amortized using the pattern of economic benefit method, definite-lived intangible assets are amortized using the straight-line method. We evaluate the recovery of our definite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized. See Note 12, “Goodwill and Other Intangibles.”
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
During 2017, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2017, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2017 measurement date.
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
In October 2016, the Society of Actuaries (“SOA”) published an updated Mortality Improvement Scale, MP-2016. The updated improvement scale incorporates three additional years of mortality data (2012 – 2014) and a modification of two other input values to improve the model’s year-over-year stability. We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2016 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2016. In October 2017, the SOA published an updated Mortality Improvement Scale, MP-2017. The updated improvement scale incorporates an additional year of mortality data (2015). We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2017 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2017.
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
Income Taxes
We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. In order to record deferred tax assets and liabilities, we are following guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance.
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
We have designated the undistributed earnings of a portion of our foreign operations as indefinitely reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. If it is determined that cash can be repatriated with little to no tax consequences, we may choose to repatriate cash at that time. The enactment of the Tax Cuts and Jobs Act (“TCJA”) during the fourth quarter of 2017 includes a one-time transition tax on earnings of certain foreign subsidiaries, and as a result, all previously unremitted earnings for which no U.S. deferred tax liability had been accrued are now subject to U.S tax. Despite the U.S. taxation of these amounts, we intend to invest most or all of these earnings indefinitely outside of the U.S and do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested. We will continue to evaluate our permanent reinvestment assertion taking into consideration the TCJA. The accounting is expected to be completed within the measurement period, as allowed under Staff Accounting Bulletin (“SAB”) 118.
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
Foreign exchange transaction and revaluation (losses) gains were ($11.1) million, $2.4 million and $51.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in Other (expenses) income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows. The gains in 2015 are primarily related to cash denominated in U.S. Dollars held by foreign subsidiaries where the European Union Euro serves as the functional currency, which was repatriated using the applicable transaction rates during the first quarter of 2015.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by changes in the value of the underlying foreign currency exposures being hedged. Unless otherwise noted, gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net, and generally do not have a significant impact on results of operations.
We may also enter into interest rate swaps, collars or similar instruments from time to time, with the objective of reducing interest rate volatility relating to our borrowing costs.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. Our foreign currency forward contracts outstanding at December 31, 2017 and 2016 have not been designated as hedging instruments under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. During 2016, the FASB issued amendments to this new guidance that provided clarification, technical corrections and practical expedients. Topics of potential

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

relevance to the Company include principal versus agent considerations, collectability, presentation of sales tax from customers, contract modifications at transition and accounting transition. We will adopt the new standard in the first quarter of 2018 using the modified retrospective method. We have evaluated our existing contracts and accounting policies and do not expect the adoption of this standard to have a material impact on our consolidated financial statements. We have implemented, or will implement in the first quarter of 2018, appropriate changes to the business processes, controls and control activities to support recognition, presentation and disclosure under the new standard for the first quarter of 2018, however, we have not made any significant changes to our existing systems as a result of this new standard. In addition, we continue to assess the new presentation and disclosures that will be required in our first quarter 2018 Form 10-Q.
In July 2015, the FASB issued accounting guidance that requires inventory to be measured at the lower of cost and net realizable value. The scope of this guidance excludes inventory measured using the last-in, first-out method or the retail inventory method. This new requirement became effective on January 1, 2017 and did not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early application is permitted. The impact of this new requirement on our consolidated financial statements is being assessed and is not yet known.
In March 2016, the FASB issued accounting guidance that simplifies several aspects of the accounting for share-based payment awards. Among other things, this guidance requires all tax effects related to share-based payment awards to be recognized as income tax expense or benefit on the income statement, thus eliminating all additional paid-in capital pools. An entity should recognize excess tax benefits regardless of whether the benefit reduces income taxes payable in the current period. For interim reporting purposes, excess tax benefits and tax deficiencies should be accounted for as discrete items in the reporting period in which they occur. Additionally, this new guidance requires all tax related cash flows resulting from share-based payments to be presented as an operating activity on the statement of cash flows rather than as a financing activity. This guidance became effective on January 1, 2017. The impact of recognizing excess tax benefits in the income statement resulted in a $8.8 million reduction in Income tax expense for the year ended December 31, 2017. The remaining aspects of adopting this guidance did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued accounting guidance which clarifies the proper presentation and classification of certain cash receipts and cash payments in the statement of cash flows. The new guidance addresses cash flow issues including, but not limited to, debt prepayments or debt extinguishment costs and distributions received from equity method investments. As allowed by the provisions of this new guidance, we early-adopted this new guidance in the first quarter of 2017. The adoption of this new guidance did not have a significant impact on our consolidated financial statements.
In November 2016, the FASB issued accounting guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted. We do not expect this guidance to have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued accounting guidance to clarify the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a reporting unit to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We do not expect this guidance to have a significant impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued accounting guidance that changes the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”) in the income statement. This new guidance requires service cost to be presented as part of operating income (expense) and all other components of net benefit cost are to be shown outside of operations. This guidance will be effective for periods beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a retrospective basis. Early adoption is permitted as of the beginning of an annual period for which an entity’s financial statements have not been issued or made available for issuance. We do not expect this guidance to have a significant impact on our consolidated financial statements.
In May 2017, the FASB issued accounting guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This new guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.
In August 2017, the FASB issued accounting guidance to better align an entity’s risk management activities with hedge accounting, simply the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.
In February 2018, the FASB issued accounting guidance that will give companies the option to reclassify stranded tax effects caused by the newly-enacted TCJA from accumulated other comprehensive income to retained earnings. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted for reporting periods for which financial statements have not yet been issued or made available for issuance. Entities will have the option to apply this guidance retrospectively or to record the reclassification as of the beginning of the period of adoption. We are currently assessing the impact of this new guidance on our financial statements.

NOTE 2—Acquisitions:
On February 1, 2017, the Company acquired the remaining 50% interest in the Sales de Magnesio Ltda. (“Salmag”) joint venture in Chile from SQM Salar S.A. for approximately $8.3 million, net of cash acquired. In connection with the acquisition, the Company recorded a gain of $6.2 million, calculated based on the difference between the purchase price and the book value of the investment in Other (expenses) income, net on the consolidated statements of income for the year ended December 31, 2017.
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
The aggregate purchase price was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values as of December 31, 2016, which were based, in part, upon outside preliminary appraisals for certain assets. The allocation of the Jiangli New Materials acquisition was finalized in the fourth quarter of 2017. The fair values of the assets and liabilities acquired were primarily related to Accounts receivable of $0.6 million, Property, plant and equipment of $24.1 million, Other intangibles of $46.3 million, Accounts payable of $2.8 million and Deferred tax liabilities of $6.3 million. In addition, the estimated fair value of the remaining net working capital acquired was $6.2 million, however, an equal liability was recorded in Accrued expenses, as it will be repaid to the previous owners of the acquired business. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $83.1 million and was recorded as goodwill.
During the year ended December 31, 2017, the Company purchased inventory with a fair value of $37.1 million in connection with the Jiangli New Materials acquisition. The fair value included the markup of the underlying book value of $23.1 million, which was expensed in Cost of goods sold during the year ended December 31, 2017, the estimated remaining selling period.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Goodwill arising from the acquisition consists largely of the anticipated synergies and economies of scale from the combined assets and the overall strategic importance of the acquired assets to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes. The weighted-average amortization periods for the other intangible assets acquired are 20 years for patents and technology, 13 years for customer lists and relationships and 20 years for other. The weighted-average amortization period for all definite-lived intangible assets acquired is 17 years.
Acquisition and integration related costs for the year ended December 31, 2017 of $14.3 million were included in Cost of goods sold and $19.6 million were included in Selling, general and administrative expenses on our consolidated statements of income. These acquisition and integration related costs relate to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s ordinary compensation arrangements.
Rockwood Merger
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
Included in Acquisition and integration related costs on our consolidated statements of income for the years ended December 31, 2016 and 2015 is $52.1 million and $123.9 million, respectively, of integration costs resulting from the acquisition of Rockwood (mainly consisting of professional services fees, costs to achieve synergies, relocation costs, and other integration costs) and $5.3 million and $8.4 million, respectively, of costs in connection with other significant projects.
Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations of the Company for the year ended December 31, 2015 assume that the Merger occurred on January 1, 2014. The pro forma amounts include certain adjustments, including interest expense, depreciation, amortization expense and income taxes. The pro forma amounts for the year ended December 31, 2015 were adjusted to exclude approximately $137.7 million of nonrecurring acquisition and integration related costs. Additionally, pro forma amounts for the year ended December 31, 2015 were adjusted to exclude approximately $103.4 million of charges related to the utilization of the inventory markup as further described in Note 24, “Segment and Geographic Area Information.” The pro forma results do not include adjustments related to cost savings or other synergies anticipated as a result of the Merger. In addition, pro forma amounts are not adjusted to reflect the Chemetall Surface Treatment business as discontinued operations. Accordingly, these unaudited pro forma results are presented for informational purposes only and are not necessarily indicative of what the actual results of operations of the combined company would have been if the acquisition had occurred as of January 1, 2014, nor are they indicative of future results of operations.

Year Ended
December 31, 2015
(in thousands, except per share amounts)
Pro forma Net sales	$3,684,665
Pro forma Net income	$527,997
Pro forma Net income per share:
Basic	$4.75
Diluted	$4.73

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other Acquisitions
In 2015, our former Chemetall Surface Treatment business completed several additional acquisitions, including (1) all remaining shares of its Shanghai Chemetall joint venture for a purchase price of $57.6 million, (2) the aluminum finishing business of Chemal GmbH & Co. KG (“Chemal GmbH”), based in Hamm, Germany for a purchase price of $2.2 million and (3) the remaining noncontrolling interests’ share of Nanjing Chemetall Surface Technologies Co., Ltd for a purchase price of $4.8 million. The ownership interests of each of these acquisitions were transferred to BASF SE in the sale of the Chemetall Surface Treatment business on December 14, 2016. See Note 3, “Divestitures,” for additional information about the sale of the Chemetall Surface Treatment business.
NOTE 3—Divestitures:

Assets Held for Sale

On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The sale of the polyolefin catalysts business and components reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders. The sale is expected to close in the first quarter of 2018, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. We currently expect to record a gain in the first quarter of 2018 related to the sale of this business.

In the fourth quarter of 2017, we determined that the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment, were met for this business. As such, the assets and liabilities of this business are included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheet as of December 31, 2017.

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2017, are as follows (in thousands):

Assets
Current assets	$39,152
Net property, plant and equipment	121,759
Goodwill	14,422
Other intangibles, net of amortization	3,632
Assets held for sale	$178,965
Liabilities
Current liabilities	$1,938
Noncurrent liabilities	614
Liabilities held for sale	$2,552

The results of operations of the business classified as held for sale is included in continuing operations within the consolidated statements of income. This business did not qualify for discontinued operations treatment because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

Chemetall Surface Treatment Business
On June 17, 2016, we entered into a definitive agreement to sell the Chemetall Surface Treatment business to BASF SE. On December 14, 2016, the Company closed the sale of this business and received cash proceeds of approximately $3.1 billion. Included in Income from discontinued operations (net of tax) for the year ended December 31, 2016 is a pre-tax gain of $388.0 million ($135.0 million after income taxes) related to the sale of this business, which included a reversal of $81.4 million of foreign currency translation loss out of Accumulated other comprehensive loss. This gain represents the difference between the carrying value of the related net assets and their fair value as determined by the sales price less estimated costs to sell. During the second quarter of 2017, we received a final working capital settlement of $6.9 million related to the sale of this business.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The sale of the Chemetall Surface Treatment business reflects the Company’s commitment to investing in the future growth of its high priority businesses, reducing leverage and returning capital to shareholders.
The Chemetall Surface Treatment business was acquired on January 12, 2015 as part of the acquisition of Rockwood, see Note 2, “Acquisitions,” for further details. The sale of the Chemetall Surface Treatment business, a separate reportable segment, qualified for discontinued operations treatment because it represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, in the second quarter of 2016, the Company accounted for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for the years ended December 31, 2016 and 2015, the periods this business was owned by Albemarle. As of the date this business qualified for discontinued operations treatment, the Company stopped recording depreciation and amortization expense on assets of the Chemetall Surface Treatment business.
The major components of Income from discontinued operations (net of tax) for the years ended December 31, 2016 and 2015 were as follows (in thousands):

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
Other Divestitures
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid during the year for:
Income taxes (net of refunds of $17,522, $9,270 and $7,333 in 2017, 2016 and 2015, respectively)(a)	$320,222	$143,404	$162,408
Interest (net of capitalization)	$61,243	$96,948	$153,271

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$89,188	$33,622	$45,826

(a)
Includes approximately $257 million of income taxes paid in 2017 from the gain on sale of the Chemetall Surface Treatment business and approximately $111 million of income taxes paid in 2015 on repatriation of earnings from legacy Rockwood entities.

Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the year ended December 31, 2017 included the $394.9 million noncurrent portion of the one-time transition tax resulting from the enactment of the TCJA. For additional information, see Note 20, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2017, 2016 and 2015 is $11.1 million, $40.8 million and ($70.7) million, respectively, related to losses (gains) on fluctuations in foreign currency exchange rates, as well as, a working capital settlement of $7.6 million related to a previously disposed business for the year ended December 31, 2015.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share from continuing operations are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$99,468	$478,638	$327,588
Net income from continuing operations attributable to noncontrolling interests	(44,618)	(37,094)	(25,158)
Net income from continuing operations attributable to Albemarle Corporation	$54,850	$441,544	$302,430
Denominator:
Weighted-average common shares for basic earnings per share	110,914	112,379	111,182
Basic earnings per share from continuing operations	$0.49	$3.93	$2.72
Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$99,468	$478,638	$327,588
Net income from continuing operations attributable to noncontrolling interests	(44,618)	(37,094)	(25,158)
Net income from continuing operations attributable to Albemarle Corporation	$54,850	$441,544	$302,430
Denominator:
Weighted-average common shares for basic earnings per share	110,914	112,379	111,182
Incremental shares under stock compensation plans	1,466	860	374
Weighted-average common shares for diluted earnings per share	112,380	113,239	111,556
Diluted earnings per share from continuing operations	$0.49	$3.90	$2.71
At December 31, 2017, all common stock equivalents were included in the computation of diluted earnings per share.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2017, there were 8,050 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2017, no shares of preferred stock have been issued.
In November 2016, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those previously authorized but not yet repurchased.
Under our existing Board-authorized share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of the ASR agreement, on June 16, 2017, the transaction was completed and we received and retired a final settlement of 392,905 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. The Company determined that the ASR agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. In total, we received and retired 2,341,083 shares under the ASR agreement, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the year ended December 31, 2017.
There were no shares of the Company’s common stock repurchased during the years ended December 31, 2016 and 2015. As of December 31, 2017, there were 12,658,917 remaining shares available for repurchase under the Company’s authorized share repurchase program.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Value added tax/consumption tax	$23,158	$15,324
Other	14,779	26,661
Total	$37,937	$41,985

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Finished goods(a)	$404,239	$289,102
Raw materials and work in process(b)	132,891	109,706
Stores, supplies and other	55,651	51,455
Total(c)	$592,781	$450,263

(a)	Increase primarily due to the Jiangli New Materials acquisition and the build up of inventory at other Lithium sites for an increase in sales in 2018.

(b)	Included $59.6 million and $47.1 million at December 31, 2017 and 2016, respectively, of work in process related to the Lithium product category.

(c)	As of December 31, 2017, $24.7 million of Inventories were classified as Assets held for sale in the consolidated balance sheets. See Note 3, “Divestitures,” for additional information.
Approximately 17% and 19% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2017 and 2016, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $99.6 million and $87.5 million at December 31, 2017 and 2016, respectively, which are below replacement cost by approximately $33.1 million and $33.8 million, respectively.

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Income tax receivables	$47,130	$15,085
Prepaid expenses	86,348	42,240
Other	2,586	1,254
Total	$136,064	$58,579

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2017 and 2016 (in thousands):

	Useful Lives (Years)	December 31,
		2017	2016
Land	—	$118,428	$120,842
Land improvements	10 – 30	63,328	59,387
Buildings and improvements	10 – 45	245,482	256,603
Machinery and equipment(a)	2 – 45	2,627,667	2,501,481
Long-term mineral rights and production equipment costs	7 – 60	675,832	654,006
Construction in progress	—	393,598	318,203
Total(b)		$4,124,335	$3,910,522

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

(b)
As of December 31, 2017, $215.9 million of Property, plant and equipment, at cost, was classified as Assets held for sale in the consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of long-term mineral rights is based on the units-of-production method. Depreciation expense amounted to $169.5 million, $178.8 million and $162.2 million during the years ended December 31, 2017, 2016 and 2015, respectively. Depreciation expense related to discontinued operations was $8.9 million and $18.5 million during the years ended December 31, 2016 and 2015, respectively. Interest capitalized on significant capital projects in 2017, 2016 and 2015 was $7.4 million, $6.8 million and $11.2 million, respectively.

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Joint ventures	$499,756	$429,794
Nonmarketable securities	3,655	169
Marketable equity securities	30,653	27,570
Total	$534,064	$457,533
Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2017	2016	2015
*	Windfield Holdings Pty. Ltd. - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Magnifin Magnesiaprodukte GmbH & Co. KG - a joint venture with Radex Heraklith Industriebeteiligung AG that produces specialty magnesium hydroxide products(a)	—%	—%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%

(a)
On February 1, 2016, we sold our investment in Magnifin as part of the sale of the minerals-based flame retardants and specialty chemicals business. Refer to Note 3, “Divestitures,” for additional information.

Our investment in the significant unconsolidated joint ventures above amounted to $479.1 million and $404.6 million as of December 31, 2017 and 2016, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $86.8 million, $56.8 million and $25.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. As further described in Note 24, “Segment and Geographic Area Information,” Equity in net income of unconsolidated investments (net of tax) for the year ended December 31, 2015 was reduced by $27.1 million related to the utilization of the inventory markup to fair value in connection with the acquisition of Rockwood. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $127.5 million and $99.4 million of our consolidated retained earnings at December 31, 2017 and 2016, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary lists our assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2017	2016
Summary of Balance Sheet Information:
Current assets	$503,043	$383,203
Noncurrent assets	1,041,519	913,643
Total assets	$1,544,562	$1,296,846

Current liabilities	$133,670	$138,474
Noncurrent liabilities	405,662	319,801
Total liabilities	$539,332	$458,275

	Year Ended December 31,
	2017	2016	2015
Summary of Statements of Income Information:
Net sales	$687,561	$590,980	$560,376
Gross profit	$353,577	$267,241	$253,569
Income before income taxes	$267,805	$189,016	$157,501
Net income	$184,777	$126,872	$111,491
We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $38.1 million, $42.1 million and $58.1 million in 2017, 2016 and 2015, respectively.
At December 31, 2017 and 2016, the carrying amount of our investments in unconsolidated joint ventures differed from the amount of underlying equity in net assets by approximately $13.8 million and ($6.8) million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2017 and 2016, $0.4 million and $0.6 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference representing primarily our share of the joint ventures’ goodwill.
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $355.2 million and $288.6 million at December 31, 2017 and December 31, 2016, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $8.7 million and $8.8 million at December 31, 2017 and December 31, 2016, respectively. Our unconsolidated VIE’s are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments. Included in the consolidated statement of cash flows for the year ended December 31, 2015, is a return of capital from Windfield of $98.0 million.
As part of the original Windfield joint venture agreement, Tianqi Lithium Corporation (“Tianqi”) was granted an option to purchase from 20% to 30% of the equity interests in Rockwood Lithium GmbH, a wholly-owned German subsidiary of Albemarle, and its subsidiaries. In February 2017, Albemarle and Tianqi terminated the option agreement, and as a result, we will retain 100% of the ownership interest in Rockwood Lithium GmbH and its subsidiaries. Following the termination of the option agreement, the $13.1 million fair value of the option agreement originally recorded in Noncontrolling interests was reversed and recorded as an adjustment to Additional paid-in capital.
The Company holds a 50% equity interest in Jordan Bromine Company Limited (“JBC”), reported in the Bromine Specialties segment. The Company consolidates this venture as it is considered the primary beneficiary due to its operational and financial control.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2017 and 2016, these marketable securities amounted to $25.5 million and $22.0 million, respectively.
Our 50%-owned SOCC joint venture in Saudi Arabia, included in our Lithium and Advanced Materials segment, experienced a net loss, which affected our equity in income from unconsolidated investments by approximately $3.8 million for the year ended December 31, 2017, indicating the carrying value potentially may be impaired. As a result, we assessed the recoverability of the investment in this venture as of December 31, 2017. As of December 31, 2017, the carrying amount of our equity interest in SOCC was $4.5 million. Based on our assessment, we concluded not to record any impairment of the investment carrying value as of December 31, 2017.

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Deferred income taxes(a)	$25,108	$61,132
Assets related to unrecognized tax benefits(a)	14,601	15,076
Other(b)	34,455	66,112
Total	$74,164	$142,320

(a)	See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Income Taxes.”

(b)	As of December 31, 2017, a $28.7 million reserve was recorded against a note receivable on one of our European entities no longer deemed probable of collection.

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2017 and 2016 (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	All Other	Total
Balance at December 31, 2015	$1,267,505	$20,319	$172,728	$—	$1,460,552
Acquisition of Rockwood(a)	(1,706)	—	—	—	(1,706)
Other acquisitions(b)	113,555	—	—	—	113,555
Reclass from assets held for sale(c)	—	—	—	6,586	6,586
Foreign currency translation adjustments	(31,093)	—	(7,862)	—	(38,955)
Balance at December 31, 2016	1,348,261	20,319	164,866	6,586	1,540,032
Other acquisitions(d)	(26,151)	—	—	—	(26,151)
Reclass to assets held for sale(e)	(14,422)	—	—	—	(14,422)
Foreign currency translation adjustments and other	88,452	—	22,444	—	110,896
Balance at December 31, 2017	$1,396,140	$20,319	$187,310	$6,586	$1,610,355

(a)
Represents final purchase price adjustments for the Rockwood acquisition recorded for the year ended December 31, 2016. Excludes $3.2 million of final purchase price adjustments for businesses reported as discontinued operations.

(b)	Represents preliminary purchase price adjustments for the Jiangli New Materials acquisition recorded for the year ended December 31, 2016. See Note 2, “Acquisitions,” for additional information.

(c)
Represents Goodwill of the fine chemistry services business, which was reported in Assets held for sale on the consolidated balance sheets as of December 31, 2015, but reclassified back to Goodwill during the year end December 31, 2016. See Note 3, “Divestitures,” for additional information.

(d)	Primarily represents final purchase price adjustments for the Jiangli New Materials acquisition recorded for the year ended December 31, 2017. See Note 2, “Acquisitions,” for additional information.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)	Represents Goodwill of the polyolefin catalysts and components portion of the PCS business. See Note 3, “Divestitures,” for additional information.

Other intangibles consist of the following at December 31, 2017 and 2016 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks (a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2015	$398,725	$16,923	$40,144	$17,779	$473,571
Reclass from assets held for sale(b)	—	—	—	1,454	1,454
Foreign currency translation adjustments and other	(10,832)	(409)	(1,710)	(389)	(13,340)
Balance at December 31, 2016	387,893	16,514	38,434	18,844	461,685
Acquisitions(c)	19,225	1,429	20,381	18,847	59,882
Reclass to assets held for sale(d)	—	—	—	(4,228)	(4,228)
Foreign currency translation adjustments and other	32,194	1,038	2,803	3,793	39,828
Balance at December 31, 2017	$439,312	$18,981	$61,618	$37,256	$557,167
Accumulated Amortization
Balance at December 31, 2015	$(32,656)	$(8,086)	$(32,008)	$(16,953)	$(89,703)
Amortization	(18,034)	—	(574)	(431)	(19,039)
Reclass from assets held for sale(b)	—	—	—	(1,322)	(1,322)
Foreign currency translation adjustments and other	1,525	134	899	385	2,943
Balance at December 31, 2016	(49,165)	(7,952)	(31,683)	(18,321)	(107,121)
Amortization	(21,288)	—	(1,412)	(2,379)	(25,079)
Reclass to assets held for sale(d)	—	—	—	596	596
Foreign currency translation adjustments and other	(4,251)	(343)	(2,108)	2,642	(4,060)
Balance at December 31, 2017	$(74,704)	$(8,295)	$(35,203)	$(17,462)	$(135,664)
Net Book Value at December 31, 2016	$338,728	$8,562	$6,751	$523	$354,564
Net Book Value at December 31, 2017	$364,608	$10,686	$26,415	$19,794	$421,503

(a)	Balances as of December 31, 2016 and 2017 include only indefinite-lived intangible assets.

(b)
Represents Other intangibles and related amortization of the fine chemistry services business, which was reported in Assets held for sale on the consolidated balance sheets as of December 31, 2015, but reclassified back to Other intangibles during the year end December 31, 2016. See Note 3, “Divestitures,” for additional information.

(c)
Represents final purchase price adjustments for the Jiangli New Materials acquisition and the acquisition of the remaining equity interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(d)	Represents Other intangibles and related amortization of the polyolefin catalysts and components portion of the PCS business. See Note 3, “Divestitures,” for additional information.
Useful lives range from 13 – 25 years for customer lists and relationships; 17 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $25.1 million, $19.0 million and $16.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in amortization for the year ended December 31, 2017 and 2016 is $17.7 million and $15.9 million, respectively, of amortization using the pattern of economic benefit method. Amortization of other intangibles related to discontinued operations was $26.3 million and $60.4 million for the years ended December 31, 2016 and 2015, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2018	$27,166
2019	$27,461
2020	$25,035
2021	$24,756
2022	$24,162

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Employee benefits, payroll and related taxes	$93,393	$92,478
Obligations in connection with acquisitions(a)	—	47,082
Other(b)	174,943	182,605
Total(c)	$268,336	$322,165

(a)	As of December 31, 2016 included accruals related to net working capital amounts arising from the acquisition of the lithium business of Jiangli New Materials.

(b)	No individual component exceeds 5% of total current liabilities.

(c)	As of December 31, 2017, $0.8 million of Accrued expenses were classified as Liabilities held for sale in the consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
1.875% Senior notes, net of unamortized discount and debt issuance costs of $3,971 at December 31, 2017 and $7,823 at December 31, 2016	463,575	719,617
3.00% Senior notes, net of unamortized discount and debt issuance costs of $1,286 at December 31, 2016	—	248,714
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,372 at December 31, 2017 and $3,859 at December 31, 2016	421,628	421,141
4.50% Senior notes, net of unamortized discount and debt issuance costs of $891 at December 31, 2017 and $2,380 at December 31, 2016	174,325	347,620
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,159 at December 31, 2017 and $4,313 at December 31, 2016	345,841	345,687
Commercial paper notes	421,321	247,503
Variable-rate foreign bank loans	5,298	38,939
Other	5,384	41
Total long-term debt	1,837,372	2,369,262
Less amounts due within one year	422,012	247,544
Long-term debt, less current portion	$1,415,360	$2,121,718
Aggregate annual maturities of long-term debt as of December 31, 2017 are as follows (in millions): 2018—$422.0; 2019—$0.2; 2020—$180.5; 2021—$467.5; 2022—$0.0; thereafter—$779.5.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In the first quarter of 2017, using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, Interest and financing expenses on the consolidated statements of income includes a loss on early extinguishment of debt of $52.8 million for the year ended December 31, 2017, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of these senior notes.
Upon completion of the Rockwood acquisition, we assumed Rockwood’s senior notes with an aggregate principal amount of $1.25 billion. Under the terms of the indenture governing the senior notes, as amended and supplemented, on October 15, 2015, our wholly-owned subsidiary, Rockwood Specialties Group, Inc., redeemed all of the outstanding Rockwood senior notes at a redemption price equal to 103.469% of the principal amount of the notes, representing a premium of $43.3 million, plus accrued and unpaid interest to the redemption date. The guarantees of these senior notes and the 2014 Senior Notes were released upon repayment of these senior notes. Included in Interest and financing expenses in our consolidated statements of income and Loss on early extinguishment of debt in our consolidated statements of cash flows for the year ended December 31, 2015 is a loss on early extinguishment of approximately $5.4 million related to these senior notes.
Our $325.0 million aggregate principal amount of senior notes, which were issued on January 20, 2005 and bore interest at a rate of 5.10%, matured and were repaid on February 1, 2015. The effective interest rate on these senior notes was approximately 5.19%.
On January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap, with a notional amount of $325.0 million, with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge was to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that we will pay in connection with our 4.15% senior notes. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million. This amount was recorded in Accumulated other comprehensive loss and is being amortized to interest expense over the life of the 4.15% senior notes. The amount to be reclassified to interest expense from Accumulated other comprehensive loss during the next twelve months is approximately $3.3 million.
On December 18, 2014, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. During the years ended December 31, 2017, 2016 and 2015, (losses) gains of ($41.8) million, $26.1 million and $50.9 million (net of income taxes), respectively, were recorded in Accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Credit Agreement
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. Borrowings bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”). The applicable margin on the facility was 1.10% as of December 31, 2017. There were no borrowings outstanding under the February 2014 Credit Agreement as of December 31, 2017.
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
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. Using a portion of the proceeds from the sale of the Chemetall Surface Treatment business, we repaid approximately $153 million of Commercial Paper Notes in December 2016. At December 31, 2017, we had $421.3 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.80% and a weighted-average maturity of 36 days.
August 2014 Term Loan Agreement and Cash Bridge Facility
In 2014, we entered into bridge financing arrangements to fund a portion of the cash consideration for the Rockwood acquisition and pay related fees and expenses: (1) a term loan credit agreement providing for a tranche of senior unsecured term loan in an aggregate amount of $1.0 billion and (2) a senior unsecured cash bridge facility (the “Cash Bridge Facility”) pursuant to which the lenders thereunder would provide up to $1.15 billion in loans. In the first quarter of 2015, we borrowed and repaid $1.0 billion under the term loan credit agreement and $800.0 million under the senior unsecured cash bridge facility. The weighted-average interest rate on borrowings under the financing agreements were approximately 1.67%. In connection with bridge financing arrangements, structuring and underwriting fees of approximately $19.0 million were capitalized and expensed over the life of the facilities, $2.3 million of which is reflected in Other (expenses) income, net, in the consolidated statements of income for the year ended December 31, 2015.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Financing Costs
In 2015, we paid approximately $4.5 million of debt financing costs primarily related to the 2014 Senior Notes, the September 2015 Term Loan Agreement and amendments to the February 2014 Credit Agreement.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $266 million at December 31, 2017. Outstanding borrowings under these agreements were $5.3 million and $38.9 million at December 31, 2017 and 2016, respectively. The average interest rate on borrowings under these agreements during 2017, 2016 and 2015 was approximately 1.26%, 0.94% and 0.74%, respectively.
At December 31, 2017 and 2016, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2017 and 2016. At December 31, 2017, we had the ability to borrow $578.7 million under our commercial paper program and the February 2014 Credit Agreement.
We believe that as of December 31, 2017, we were, and currently are, in compliance with all of our debt covenants.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2017		Year Ended December 31, 2016
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$665,688	$246,280	$682,839	$245,747
Service cost	985	2,547	1,028	3,133
Interest cost	28,614	5,128	30,514	6,570
Actuarial loss	30,539	2,783	7,357	28,083
Benefits paid	(39,863)	(9,524)	(56,050)	(9,793)
Divestitures	—	—	—	(6,372)
Employee contributions	—	215	—	245
Foreign exchange loss (gain)	—	30,711	—	(21,724)
Settlements/curtailments	—	(3,065)	—	(427)
Other	—	(69)	—	818
Benefit obligation at December 31	$685,963	$275,006	$665,688	$246,280

Change in plan assets:
Fair value of plan assets at January 1	$538,082	$68,875	$555,084	$64,911
Actual return on plan assets	80,613	6,260	37,725	12,534
Employer contributions	1,564	9,316	1,323	10,911
Benefits paid	(39,863)	(9,524)	(56,050)	(9,793)
Employee contributions	—	215	—	245
Foreign exchange gain (loss)	—	7,470	—	(10,492)
Settlements/curtailments	—	(3,065)	—	—
Other	—	(69)	—	559
Fair value of plan assets at December 31	$580,396	$79,478	$538,082	$68,875

Funded status at December 31	$(105,567)	$(195,528)	$(127,606)	$(177,405)

	December 31, 2017		December 31, 2016
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(1,267)	$(5,217)	$(1,100)	$(5,216)
Noncurrent liabilities (pension benefits)	(104,300)	(190,311)	(126,506)	(172,189)
Net pension liability	$(105,567)	$(195,528)	$(127,606)	$(177,405)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$(60)	$(269)	$(136)	$(322)
Net amount recognized	$(60)	$(269)	$(136)	$(322)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.03%	1.94%	4.43%	2.00%
Rate of compensation increase	—%	3.18%	—%	3.18%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was $949.0 million and $901.4 million at December 31, 2017 and 2016, respectively.
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

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2017	2016
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$56,141	$56,499
Service cost	121	115
Interest cost	2,340	2,483
Actuarial loss	2,008	1,529
Benefits paid	(3,963)	(4,485)
Benefit obligation at December 31	$56,647	$56,141

Change in plan assets:
Fair value of plan assets at January 1	$2,232	$3,292
Actual return on plan assets	104	442
Employer contributions	2,461	2,983
Benefits paid	(3,963)	(4,485)
Fair value of plan assets at December 31	$834	$2,232

Funded status at December 31	$(55,813)	$(53,909)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2017	2016
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,810)	$(3,371)
Noncurrent liabilities (postretirement benefits)	(52,003)	(50,538)
Net postretirement liability	$(55,813)	$(53,909)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$48	$143
Net amount recognized	$48	$143

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.99%	4.35%
Rate of compensation increase	3.50%	3.50%
The components of pension benefits (credit) cost from continuing operations are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$985	$2,547	$1,028	$3,133	$1,233	$3,909
Interest cost	28,614	5,128	30,514	6,570	30,235	6,405
Expected return on assets	(36,243)	(4,441)	(36,445)	(4,027)	(40,495)	(3,670)
Actuarial (gain) loss	(13,910)	483	5,988	19,418	2,665	(27,043)
Amortization of prior service benefit	75	56	75	859	75	43
Total net pension benefits (credit) cost(a)	$(20,479)	$3,773	$1,160	$25,953	$(6,287)	$(20,356)

Weighted-average assumption percentages:
Discount rate	4.43%	2.00%	4.67%	2.76%	4.19%	2.22%
Expected return on plan assets	6.89%	6.16%	6.89%	6.66%	6.88%	5.76%
Rate of compensation increase	—%	3.18%	—%	3.16%	—%	3.15%

(a)
For the years ended December 31, 2016 and 2015, $10.8 million and $6.2 million, respectively, of net pension benefits credit is included in Income from discontinued operations (net of tax) in the consolidated statements of income. See Note 3, “Divestitures,” for additional information.

Effective January 1, 2018, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.89% and 5.52%, respectively.
The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic pension costs during 2018 are as follows (in thousands):

	U.S. Pension Plans	Foreign Pension Plans
Amortization of prior service benefit	$60	$40

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits cost (credit) from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$121	$115	$137
Interest cost	2,340	2,483	2,573
Expected return on assets	(110)	(187)	(263)
Actuarial loss (gain)	2,014	1,275	(5,707)
Amortization of prior service benefit	(95)	(95)	(95)
Total net postretirement benefits cost (credit)(a)	$4,270	$3,591	$(3,355)

Weighted-average assumption percentages:
Discount rate	4.35%	4.59%	4.15%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%

(a)
For the year ended December 31, 2015, $2.6 million of net postretirement benefits credit is included in Income from discontinued operations (net of tax) in the consolidated statements of income. See Note 3, “Divestitures,” for additional information.

Effective January 1, 2018, the weighted-average expected rate of return on plan assets for our postretirement benefit plans is 7.00%.
The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic postretirement costs during 2018 are as follows (in thousands):

Other Postretirement Benefits
Amortization of prior service benefit	$(48)
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2017. Investments for which market quotations are readily available are valued at the closing price on the last business day of the year. Listed securities for which no sale was reported on such date are valued at the mean between the last reported bid and asked price. Securities traded in the over-the-counter market are valued at the closing price on the last business day of the year or at bid price. The net asset value of shares or units is based on the quoted market value of the underlying assets. The market value of corporate bonds is based on institutional trading lots and is most often reflective of bid price. Government securities are valued at the mean between bid and ask prices. Holdings in private equity securities are typically valued using the net asset valuations provided by the underlying private investment companies.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$163,160	$160,976	$2,184	$—
International Equity(b)	130,935	101,366	29,569	—
Fixed Income(c)	269,365	231,506	37,859	—
Absolute Return Measured at Net Asset Value(d)	96,414	—	—	—
Total Pension Assets	$659,874	$493,848	$69,612	$—
Postretirement Assets:
Fixed Income(c)	$834	$—	$834	$—

	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$146,683	$143,987	$2,696	$—
International Equity(b)	116,649	83,839	32,810	—
Fixed Income(c)	255,401	230,309	25,092	—
Absolute Return Measured at Net Asset Value(d)	86,112	—	—	—
Cash	2,112	2,112	—	—
Total Pension Assets	$606,957	$460,247	$60,598	$—
Postretirement Assets:
Fixed Income(c)	$2,232	$—	$2,232	$—

(a)	Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.

(b)
Consists primarily of international equity funds which invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

(c)	Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)
Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $96.4 million and $86.1 million as of December 31, 2017 and 2016, respectively, are included in this table to permit reconciliation to the reconciliation of plan assets table above.

The Company’s pension plan assets in the U.S. and U.K. represent approximately 98% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2017 and 2016, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	43%
Fixed income	44%
Absolute return	13%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We made contributions to our defined benefit pension and OPEB plans of $13.3 million, $20.1 million and $21.6 million during the years ended December 31, 2017, 2016 and 2015, respectively, related to continuing and discontinued operations. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $13 million in 2018. Also, we expect to pay approximately $3 million in premiums to our U.S. postretirement benefit plan in 2018. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2018	$41.2	$13.9	$4.6
2019	$43.2	$9.1	$4.4
2020	$43.9	$10.2	$4.2
2021	$44.3	$10.8	$3.9
2022	$44.6	$10.0	$3.9
2023-2027	$224.2	$59.0	$18.2
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Costs (credits) relating to our SERP were $2.6 million, $1.6 million and ($2.1) million for the years ended December 31, 2017, 2016 and 2015, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2017 and 2016 was $24.8 million and $23.5 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.3 million are expected to be paid to SERP retirees in 2018. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2017, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $10.3 million, $15.1 million, and $12.8 million in 2017, 2016 and 2015, respectively, related to continuing and discontinued operations.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $11.3 million, $12.7 million and $11.7 million in 2017, 2016 and 2015, respectively, related to continuing and discontinued operations. Contributions for 2015 include

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

our contributions to Rockwood’s former 401(k) plan which was merged into Albemarle’s 401(k) plan effective December 1, 2015.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $9.9 million, $9.5 million and $7.2 million in 2017, 2016 and 2015, respectively, in annual premiums and related costs pertaining to this plan.
Multiemployer Plan
Certain current and former employees participate in a multiemployer plan in Germany, the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”), that provides monthly payments in the case of disability, death or retirement. The risks of participating in a multiemployer plan are different from single-employer plans in the following ways: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, and (b) if a participating employer stops contributing to the plan, the unfunded obligation of the plan may be borne by remaining participating employers.
Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2016, the date of the most recently available information for the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan for continuing operations were approximately $1.5 million, $1.7 million and $1.8 million in 2017, 2016 and 2015, respectively. Contributions for discontinued operations were approximately $1.3 million in 2016 and 2015. The Company’s contributions represented more than 5% of total contributions to the DN Pensionskasse in 2017.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the year ended December 31, 2017, we made contributions for our employees covered under this plan of approximately $3.3 million, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. In addition, during the year ended December 31, 2017, we made contributions relating to this financial improvement plan to indemnify previously divested businesses of approximately $4.6 million, recorded in Other (expenses) income, net. The value of the additional funding required under the financial improvement plan each year is determined upon the completion of the annual financial statements and are payable in the second quarter of the following year. A portion of the additional funding necessary for the year will be based on an estimate prepared on September 30 of each year and payable in the fourth quarter of that same year.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31,
	2017	2016
Transition tax on foreign earnings(a)	$394,878	$—
Liabilities related to uncertain tax positions(b)	24,369	27,919
Executive deferred compensation plan obligation	25,494	22,037
Environmental liabilities(c)	37,518	32,595
Asset retirement obligations(c)	40,450	36,296
Tax indemnification liability(d)	42,707	38,255
Other(e)	33,758	37,708
Total(f)	$599,174	$194,810

(a)	Noncurrent portion of one-time transition tax on foreign earnings. See Note 20, “Income Taxes,” for additional information.

(b)	See Note 20, “Income Taxes.”

(c)	See Note 17, “Commitments and Contingencies.”

(d)	Indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.

(e)	No individual component exceeds 5% of total liabilities.

(f)
As of December 31, 2017, $0.6 million of Other noncurrent liabilities were classified as Liabilities held for sale in the consolidated balance sheets. See Note 3, “Divestitures,” for additional information.

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance, beginning of year	$34,919	$31,436	$9,235
Expenditures	(1,818)	(2,667)	(4,039)
Acquisition of Rockwood	—	—	34,626
Divestitures	—	—	(1,826)
Accretion of discount	896	793	902
Additions and revisions of estimates	3,344	4,004	150
Reclass to liabilities held for sale(a)	—	—	(5,253)
Foreign currency translation adjustments and other	2,467	1,353	(2,359)
Balance, end of year	39,808	34,919	31,436
Less amounts reported in Accrued expenses	2,290	2,324	1,443
Amounts reported in Other noncurrent liabilities	$37,518	$32,595	$29,993

(a)	Represents environmental liabilities of the metal sulfides and minerals-based flame retardants and specialty chemicals businesses. See Note 3, “Divestitures,” for additional information.
Environmental remediation liabilities included discounted liabilities of $28.1 million and $22.8 million at December 31, 2017 and 2016, respectively, discounted at rates with a weighted-average of 3.6% and 3.5%, respectively, with the undiscounted amount totaling $68.2 million and $61.1 million at December 31, 2017 and 2016, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2017	2016
Balance, beginning of year	$36,296	$37,230
Additions and revisions of estimates	3,859	—
Accretion of discount	1,532	1,354
Liabilities settled	(789)	(370)
Foreign currency translation adjustments and other	(448)	(1,918)
Balance, end of year	$40,450	$36,296
Our asset retirement obligations are recorded in Other noncurrent liabilities in the consolidated balance sheets. Asset retirement obligations primarily relate to post-closure reclamation of brine wells and sites involved in the surface mining and manufacturing of lithium. We are not aware of any conditional asset retirement obligations that would require recognition in our consolidated financial statements.
Rental Expense
Our rental expenses include a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Operating Leases
2018	$27,576
2019	$25,609
2020	$24,184
2021	$23,722
2022	$21,476
Thereafter	$20,220
Rental expense was approximately $31.2 million, $31.4 million, and $34.8 million for 2017, 2016 and 2015, respectively. Rental expense related to discontinued operations was approximately $11.8 million and $10.2 million for 2016 and 2015, respectively. Rental expense is shown net of sublease income which was minimal during 2017, 2016 and 2015.
Litigation
We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as the federal Comprehensive

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act (“FCPA”), and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business to the U.S. Department of Justice (“DOJ”) and Securities and Exchange Commission (“SEC”), and intend to cooperate with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ or SEC. We also are unable to predict what, if any, action may be taken by the DOJ or SEC or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
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
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2018	2019	2020	2021	2022	Thereafter
Letters of credit and other guarantees	$40,347	$5,830	$1,672	$975	$1,074	$13,581
The outstanding letters of credit are primarily related to insurance claim payment guarantees with expiration dates ranging from 2018 to 2022. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2017. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
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
We granted 82,204, 141,661 and 313,803 stock options during 2017, 2016 and 2015, respectively. There were no significant modifications made to any share-based grants during these periods.
On April 20, 2010, the maximum number of shares available for issuance to participants under the Albemarle Corporation 2008 Incentive Plan (the “Incentive Plan”) increased by 4,470,000 shares to 7,470,000 shares. With respect to any awards, other than stock options or SARs, the number of shares available for awards under the Incentive Plan were reduced by 1.6 shares for each share covered by such award or to which such award related. Effective May 7, 2013, the Albemarle Corporation 2008 Stock Compensation Plan for Non-Employee Directors and the 1996 Directors’ Deferred Compensation Plan (as amended and restated in 2005) were merged into the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). Under the Non-Employee Directors Plan, a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2017, there were 1,873,159 shares available for grant under the Incentive Plan and 408,591 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2017, 2016 and 2015 amounted to $19.4 million, $17.0 million and $15.2 million, respectively, and is included in Cost of goods sold and SG&A expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2017, 2016 and 2015 amounted to $7.0 million, $6.2 million and $5.6 million, respectively. As a result of the sale of the Chemetall Surface Treatment business, we converted previously granted incentive awards owed to Chemetall employees to a cash liability to be paid on the original vesting dates of the awards. The Company recognized expense of $5.8 million, included in Income from discontinued operations for the year ended December 31, 2016 related to these awards. At December 31, 2017, $2.3 million and $3.4 million of this cash liability were included in Accrued liabilities and Other noncurrent liabilities, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2017:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	1,542,244	$51.85	5.5	$52,798
Granted	82,204	92.93
Exercised	(210,432)	39.15
Forfeited	(12,298)	59.05
Outstanding at December 31, 2017	1,401,718	$56.10	5.1	$100,632
Exercisable at December 31, 2017	768,436	$50.35	3.3	$59,585
The fair value of each option granted during the years ended December 31, 2017, 2016 and 2015 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
Dividend yield	1.56%	1.84%	1.80%
Volatility	32.70%	33.08%	32.92%
Average expected life (years)	6	6	6
Risk-free interest rate	2.51%	1.96%	2.17%
Fair value of options granted	$27.99	$16.06	$16.04
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
The intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $15.6 million, $7.9 million and $0.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2017 is approximately $5.0 million and is expected to be recognized over a remaining weighted-average period of 1.6 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $8.2 million and $5.7 million for the year ended December 31, 2017, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	494,691	$66.42
Granted	82,396	116.43
Vested	(131,374)	67.59
Forfeited	(12,710)	67.36
Nonvested, end of period	433,003	75.55
The weighted average grant date fair value of performance unit awards granted in 2017, 2016 and 2015 was $9.6 million, $10.9 million and $11.9 million, respectively.
The weighted average fair value of performance unit awards that vested during 2017, 2016 and 2015 was $11.9 million, $4.6 million and $2.5 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2017 is approximately $11.5 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.1 years. Each performance unit represents one share of common stock.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2017:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	180,656	$57.99
Granted	84,528	97.49
Vested	(32,675)	63.45
Forfeited	(9,171)	60.17
Nonvested, end of period	223,338	71.95

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2017, 2016 and 2015 was $8.2 million, $8.8 million and $3.5 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2017, 2016 and 2015 was $3.1 million, $3.2 million and $2.2 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2017 is approximately $9.7 million and is expected to be recognized over a remaining weighted-average period of 2.1 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Foreign Currency Translation(a)	Pension and Post-Retirement Benefits(b)	Net Investment Hedge	Interest Rate Swap(c)	Total
Accumulated other comprehensive (loss) income - balance at December 31, 2014	$(52,835)	$—	$11,384	$(20,962)	$(62,413)
Other comprehensive (loss) income before reclassifications	(412,997)	(774)	50,861	—	(362,910)
Amounts reclassified from accumulated other comprehensive loss	27	16	—	2,101	2,144
Other comprehensive (loss) income, net of tax	(412,970)	(758)	50,861	2,101	(360,766)
Other comprehensive loss attributable to noncontrolling interests	1,891	—	—	—	1,891
Accumulated other comprehensive (loss) income - balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive (loss) income before reclassifications	(102,246)	—	26,133	—	(76,113)
Amounts reclassified from accumulated other comprehensive loss	81,421	834	—	2,116	84,371
Other comprehensive (loss) income, net of tax	(20,825)	834	26,133	2,116	8,258
Other comprehensive loss attributable to noncontrolling interests	618	—	—	—	618
Accumulated other comprehensive (loss) income - balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	227,439	—	(41,827)	—	185,612
Amounts reclassified from accumulated other comprehensive loss	—	(97)	—	2,116	2,019
Other comprehensive income (loss), net of tax	227,439	(97)	(41,827)	2,116	187,631
Other comprehensive income attributable to noncontrolling interests	(887)	—	—	—	(887)
Accumulated other comprehensive (loss) income - balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)

(a)
Amount reclassified from accumulated other comprehensive loss for the year ended December 31, 2016 is included in Income from discontinued operations (net of tax) for the year ended December 31, 2016 and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of our Chemetall Surface Treatment business which closed on December 14, 2016. See Note 3, “Divestitures,” for additional information.

(b)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits (credit) cost. See Note 15, “Pension Plans and Other Postretirement Benefits,” for additional information.

(c)	The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
2017
Other comprehensive income (loss), before tax	$228,508	$(96)	$(65,958)	$3,336
Income tax (expense) benefit	(1,069)	(1)	24,131	(1,220)
Other comprehensive income (loss), net of tax	$227,439	$(97)	$(41,827)	$2,116

2016
Other comprehensive (loss) income, before tax	$(20,849)	$839	$41,209	$3,336
Income tax benefit (expense)	24	(5)	(15,076)	(1,220)
Other comprehensive (loss) income, net of tax	$(20,825)	$834	$26,133	$2,116

2015
Other comprehensive (loss) income, before tax	$(451,762)	$(751)	$80,746	$3,336
Income tax benefit (expense)	38,792	(7)	(29,885)	(1,235)
Other comprehensive (loss) income, net of tax	$(412,970)	$(758)	$50,861	$2,101

NOTE 20—Income Taxes:
On December 22, 2017, the TCJA was signed into law in the U.S. The TCJA contains several key tax provisions including, among other things, the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, the requirement of companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign sourced earnings such as global intangible low-taxed income (“GILTI”). Subsequent to December 31, 2017 the U.S. Department of the Treasury has issued additional interpretive guidance on the application of the rules around the one-time transition tax. The Company has incorporated guidance in all material respects issued through January 31, 2018, however, any additional guidance issued after this date has not been incorporated into the provisional estimate as the Company is still evaluating its impact.
Under ASC 740, Income Taxes, the effect of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. However, the SEC staff issued SAB 118, which will allow us to record provisional amounts during a measurement period, which should not extend beyond one year from the enactment date. In accordance with SAB 118, income tax effects of the TCJA may be refined as additional analysis is completed based on obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that was not initially reported as provisional amounts. In addition, the provisional amounts may also be affected upon additional TCJA guidance being issued during the measurement period.
As of December 31, 2017, we have not completed our accounting for the effects of enactment of the TCJA; however, in certain cases, as described below, we have recorded a provisional tax benefit of $62.3 million related to the remeasurement of our existing deferred tax balances from 35% to 21% and a provisional tax expense of $429.2 million related to the one-time transition tax. The prospective release of additional guidance may require us to refine our calculations and adjust our estimate. Each of the provisional estimates have been included as a component of income tax from continuing operations.
As of December 31, 2017, we have not completed the accounting for the tax effects of the GILTI tax law provision and an accounting policy has not yet been elected. The effect of the GILTI international provision is uncertain. Quantifying the impacts of GILTI is not estimable at this time due, among other things, to the inherent complexities involved.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income from continuing operations before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Income from continuing operations before income taxes and equity in net income of unconsolidated investments:
Domestic	$(8,293)	$49,630	$(15,861)
Foreign	455,091	465,634	326,605
Total	$446,798	$515,264	$310,744

Current income tax expense (benefit):
Federal	$394,747	$7,717	$76,778
State	323	1,407	(983)
Foreign	78,688	63,957	58,710
Total	$473,758	$73,081	$134,505

Deferred income tax (benefit) expense:
Federal	$(58,640)	$12,230	$(127,212)
State	(2,288)	(1,715)	(1,267)
Foreign	18,987	12,667	5,108
Total	$(41,941)	$23,182	$(123,371)

Total income tax expense	$431,817	$96,263	$11,134
The increase in the Federal current expense of $387.0 million is primarily related to the tax impact of the one-time transition tax imposed by the TCJA of $429.2 million. The increase in Federal deferred benefit of $70.8 million is primarily related to the tax impact associated with the remeasurement of deferred tax assets and liabilities under the recently enacted tax legislation from a statutory rate of 35% to 21%. This resulted in a deferred tax benefit of $62.3 million.
The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2017	2016	2015
Federal statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal tax benefit	(0.5)	(0.1)	1.4
Change in valuation allowance	(1.4)	3.7	5.7
Impact of foreign earnings, net(a)	(13.5)	(19.3)	(22.0)
Change in U.S. federal statutory rate(b)	(14.0)	—	—
Transition tax on deferred foreign earnings(b)	96.1	—	—
Subpart F income	2.0	0.2	7.8
Deemed repatriation of foreign income(c)	—	—	105.5
Undistributed earnings of foreign subsidiaries(a)(c)	(2.2)	0.1	(114.8)
Stock-based compensation	(1.9)	—	—
Nondeductible transaction costs	—	—	2.0
Depletion	(1.4)	(1.0)	(1.8)
Revaluation of unrecognized tax benefits/reserve requirements(d)	(0.7)	(0.4)	(14.4)
Domestic manufacturing tax deduction	—	(0.9)	(0.5)
Other items, net	(0.9)	1.4	(0.3)
Effective income tax rate	96.6%	18.7%	3.6%

(a)
During 2017, 2016 and 2015, we received actual and deemed distributions of $42.5 million, $308.4 million and $1.4 billion, respectively, from various foreign subsidiaries and joint ventures, and realized income tax expense, net of foreign tax credits, of $9.1 million, $67.5 million and $350.2 million, respectively, related to the repatriation of these earnings, which impacted our effective tax rate. Our statutory rate is decreased by of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 8.9%, 7.3%, and 8.2% for 2017, 2016, and 2015, respectively.

(b)
We have made a reasonable estimate of the tax impact of the U.S. enacted tax law on our business and our consolidated financial statements and have recorded a provisional tax benefit of $62.3 million related to the remeasurement of our deferred tax assets and liabilities for the reduction in the Federal statutory tax rate from 35% to 21%. We have also recognized a provisional tax expense of $429.2 million for the one-time transition tax.

(c)
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

(d)
In 2015, the main impact is from the release of reserves on the close of a U.S. federal audit, and lapse of statute of limitations. These releases provided a net benefit of approximately $42.7 million.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2017 and 2016 consist of the following (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued employee benefits	$21,463	$32,622
Accrued expenses	—	10,065
Operating loss carryovers(a)	459,644	91,934
Pensions	64,799	96,635
Tax credit carryovers	11,634	1,029
Other	44,714	34,866
Gross deferred tax assets	602,254	267,151
Valuation allowance(a)	(458,288)	(69,900)
Deferred tax assets	143,966	197,251

Deferred tax liabilities:
Depreciation	(334,162)	(379,161)
Intangibles	(113,792)	(99,969)
Hedge of Net Investment of Foreign Subsidiary	(17,028)	(51,192)
Other	(24,265)	(18,536)
Deferred tax liabilities	(489,247)	(548,858)

Net deferred tax liabilities	$(345,281)	$(351,607)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$25,108	$61,132
Noncurrent deferred tax liabilities	(370,389)	(412,739)
Net deferred tax liabilities	$(345,281)	$(351,607)

(a)
During 2017, the Company recorded a change in estimate related to a foreign entity that resulted in an increase to the deferred tax asset for net operating losses and an associated and equal valuation allowance of approximately $400.6 million.

Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$(69,900)	$(84,137)	$(30,768)
Additions	(408,252)	(20,568)	(59,889)
Deductions	19,864	34,805	6,520
Balance at December 31	$(458,288)	$(69,900)	$(84,137)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2017, we had approximately $11.6 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2018 and 2027. We have established valuation allowances for $0.3 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2017, we have on a pre-tax basis, domestic state net operating losses of $156.1 million, expiring between 2018 and 2037, which have pre-tax valuation allowances of $39.3 million established. In addition, we have on a pre-tax basis $1.75 billion of foreign net operating losses of which a majority have an indefinite life, which have pre-tax valuation allowances for $1.73 billion established. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $8.7 million and $34.4 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change. We believe that it is more likely than not that the Company will generate sufficient taxable income in the future to fully utilize all other deferred tax assets.
At December 31, 2017, as part of the TCJA, we recorded a provisional amount for our one-time transition tax liability of $429.2 million based on approximately $4.8 billion of cumulative undistributed earnings and profits of our non-U.S. subsidiaries and joint ventures, which in prior year, had been indefinitely reinvested or subject to a tax-free liquidation and do not give rise to significant incremental taxes. At December 31, 2017, no additional U.S. federal income taxes, U.S. state and local taxes, or foreign withholding or income taxes have been provided with respect to accumulated earnings of foreign subsidiaries, as the Company continues to evaluate is indefinite reinvestment assertion as a result of the TCJA. The accounting is expected to be completed within the one-year measurement period as allowed by SAB 118. During that period, if it is determined that cash can be repatriated with little to no tax consequences, we may choose to repatriate cash at that time. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable.
During the year ended December 31, 2017, we recorded an income tax benefit of $9.7 million related to previously taxed foreign earnings that we expect to repatriate within the foreseeable future. No additional amounts of income tax expense or benefit related to the previously taxed foreign earnings have been recorded as of December 31, 2017, as the Company continues to evaluate its indefinite reinvestment assertion as a result of the TCJA.
Liabilities related to uncertain tax positions were $24.4 million and $27.9 million at December 31, 2017 and 2016, respectively, inclusive of interest and penalties of $2.9 million and $3.0 million at December 31, 2017 and 2016, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2017 and 2016 were reduced by $14.6 million and $15.1 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net liabilities of $6.9 million and $9.8 million at December 31, 2017 and 2016, respectively, if recognized and released, would favorably affect earnings.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The liabilities related to uncertain tax positions, exclusive of interest, were $21.4 million and $25.4 million at December 31, 2017 and 2016, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Balance at January 1	$25,384	$95,715	$24,969
Acquisition of Rockwood	—	—	124,758
Divestitures(a)	—	(55,881)	—
Additions for tax positions related to prior years	—	548	4,329
Reductions for tax positions related to prior years	(1,933)	(1,253)	(46,211)
Additions for tax positions related to current year	1,132	1,271	202
Lapses in statutes of limitations/settlements	(4,198)	(12,591)	(6,736)
Foreign currency translation adjustment	1,053	(2,425)	(5,596)
Balance at December 31	$21,438	$25,384	$95,715

(a)
Reclassified to Other noncurrent liabilities as a result of the indemnification of certain income tax liabilities associated with the Chemetall Surface Treatment entities sold. See Note 16, “Other Noncurrent Liabilities.”

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2011. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2011.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2006 through 2015 related to Germany, Taiwan, Canada, Italy, India, and France, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $1.6 million as a result of closure of tax statutes.

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

	December 31,
	2017		2016
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,845,309	$1,949,638	$2,381,370	$2,472,813
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2017 and 2016, we had outstanding foreign currency forward contracts with notional values totaling $357.4 million and $251.6 million, respectively. Our foreign currency forward contracts outstanding at December 31, 2017 and 2016 have not been designated as

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

hedging instruments under ASC 815, Derivatives and Hedging. As of December 31, 2017 and December 31, 2016, $5.0 million and $0.2 million, respectively, was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged. For the years ended December 31, 2017, 2016 and 2015 we recognized gains (losses) of $4.6 million, $16.1 million and ($38.5) million, respectively, in Other (expenses) income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. These amounts are generally expected to be offset by changes in the value of the underlying exposures being hedged which are also reported in Other (expenses) income, net. Also, for the years ended December 31, 2017, 2016 and 2015, we recorded (gains) losses of ($4.6) million, ($16.1) million and $38.5 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash receipts (settlements) of $9.4 million, $16.0 million and ($37.6) million, respectively, in Other, net, in our consolidated statements of cash flows.
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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the year ended December 31, 2017. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Private equity securities(b)	$38	$38	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,121	$—	$—	$—
Pension assets(d)	$563,460	$493,848	$69,612	$—
Pension assets measured at net asset value(d)	$96,414	$—	$—	$—
Postretirement assets(d)	$834	$—	$834	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$25,494	$25,494	$—	$—
Foreign currency forward contracts(e)	$4,954	$—	$4,954	$—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$22,037	$22,037	$—	$—
Private equity securities(b)	$35	$35	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,498	$—	$—	$—
Pension assets(d)	$520,845	$460,247	$60,598	$—
Pension assets measured at net asset value(d)	$86,112	$—	$—	$—
Postretirement assets(d)	$2,232	$—	$2,232	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$22,037	$22,037	$—	$—
Foreign currency forward contracts(e)	$182	$—	$182	$—

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

(c)
Holdings in private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $5.1 million and $5.5 million as of December 31, 2017 and 2016, respectively, are included in this table to permit reconciliation to the marketable equity securities presented in Note 10, “Investments.”

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

NOTE 23—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Sales to unconsolidated affiliates	$29,514	$29,651	$24,180
Purchases from unconsolidated affiliates(a)	$209,266	$130,287	$115,697

(a)	Increase in 2017 primarily due to material purchases from our Windfield joint venture.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2017	2016
Receivable from related parties	$2,406	$2,159
Payable to related parties	$55,801	$38,466

NOTE 24—Segment and Geographic Area Information:
As of December 31, 2017 our three reportable segments include Lithium and Advanced Materials, Bromine Specialties and Refining Solutions. On June 17, 2016, the Company signed a definitive agreement to sell its Chemetall Surface Treatment business, a separate reportable segment, to BASF SE. This business was classified as discontinued operations and its results are excluded from segment results for all periods presented. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligns with the markets and customers we serve through each of the segments. This structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables.
The “All Other” category comprises operating segments that do not fit into any of our core businesses subsequent to the acquisition of Rockwood: minerals-based flame retardants and specialty chemicals, fine chemistry services and metal sulfides. During the first quarter of 2016, we completed the sales of the metal sulfides business and the minerals-based flame retardants and specialty chemicals business. For additional information about these businesses, see Note 3, “Divestitures.”
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Net sales:
Lithium and Advanced Materials	$1,308,153	$968,216	$834,590
Bromine Specialties	855,143	792,425	775,729
Refining Solutions	778,304	732,137	729,261
All Other	128,914	180,988	471,434
Corporate	1,462	3,437	15,415
Total net sales	$3,071,976	$2,677,203	$2,826,429

Adjusted EBITDA:
Lithium and Advanced Materials	$518,530	$363,360	$312,867
Bromine Specialties	258,901	226,926	222,653
Refining Solutions	212,005	238,963	197,595
All Other	13,878	14,772	53,993
Corporate	(117,834)	(85,804)	(31,108)
Total adjusted EBITDA	$885,480	$758,217	$756,000

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium and Advanced Materials	Bromine Specialties	Refining Solutions	Reportable Segments Total	All Other	Corporate	Consolidated Total
2017
Net income (loss) attributable to Albemarle Corporation	$400,360	$218,839	$173,297	$792,496	$5,521	$(743,167)	$54,850
Depreciation and amortization	102,389	40,062	39,958	182,409	8,357	6,162	196,928
Utilization of inventory markup(a)	23,095	—	—	23,095	—	—	23,095
Restructuring and other, net(b)	—	—	—	—	—	17,056	17,056
Gain on acquisition(c)	(6,221)	—	—	(6,221)	—	—	(6,221)
Acquisition and integration related costs(d)	—	—	—	—	—	33,954	33,954
Interest and financing expenses(e)	—	—	—	—	—	115,350	115,350
Income tax expense	—	—	—	—	—	431,817	431,817
Non-operating pension and OPEB items	—	—	—	—	—	(16,125)	(16,125)
Multiemployer plan shortfall contributions(f)	—	—	—	—	—	7,887	7,887
Note receivable reserve(g)	—	—	—	—	—	28,730	28,730
Other(h)	(1,093)	—	(1,250)	(2,343)	—	502	(1,841)
Adjusted EBITDA	$518,530	$258,901	$212,005	$989,436	$13,878	$(117,834)	$885,480
2016
Net income (loss) attributable to Albemarle Corporation	$261,394	$187,364	$202,874	$651,632	$131,301	$(139,258)	$643,675
Depreciation and amortization	101,966	39,562	36,089	177,617	7,302	6,056	190,975
(Gain) loss on sales of businesses, net(i)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(d)	—	—	—	—	—	57,384	57,384
Interest and financing expenses	—	—	—	—	—	65,181	65,181
Income tax expense	—	—	—	—	—	96,263	96,263
Income from discontinued operations (net of tax)	—	—	—	—	—	(202,131)	(202,131)
Non-operating pension and OPEB items	—	—	—	—	—	25,589	25,589
Other(j)	—	—	—	—	—	3,579	3,579
Adjusted EBITDA	$363,360	$226,926	$238,963	$829,249	$14,772	$(85,804)	$758,217
2015
Net income (loss) attributable to Albemarle Corporation	$148,821	$186,474	$161,585	$496,880	$32,781	$(194,755)	$334,906
Depreciation and amortization	84,069	36,179	34,039	154,287	18,183	8,703	181,173
Utilization of inventory markup(k)	79,977	—	—	79,977	3,029	—	83,006
Restructuring and other, net(l)	—	—	—	—	—	(6,804)	(6,804)
Acquisition and integration related costs(d)	—	—	—	—	—	132,299	132,299
Interest and financing expenses	—	—	—	—	—	81,650	81,650
Income tax expense	—	—	—	—	—	11,134	11,134
Income from discontinued operations (net of tax)	—	—	—	—	—	(32,476)	(32,476)
Non-operating pension and OPEB items	—	—	—	—	—	(35,300)	(35,300)
Other(m)	—	—	1,971	1,971	—	4,441	6,412
Adjusted EBITDA	$312,867	$222,653	$197,595	$733,115	$53,993	$(31,108)	$756,000

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The utilization of this inventory markup was included in Costs of goods sold during the year ended December 31, 2017, the estimated remaining selling period.

(b)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses, and $5.7 million in Research and development expenses for the year ended December 31, 2017, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at December 31, 2017, with the expectation that the majority of these plans will be completed by the end of 2018.

(c)	Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(d)	See Note 2, “Acquisitions,” for additional information.

(e)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 14, “Long-Term Debt,” for additional information.

(f)	Shortfall contributions for our multiemployer plan financial improvement plan. See Note 15, “Pension Plans and Other Postretirement Benefits,” for additional information.

(g)	Reserve recorded in Other (expenses) income, net against a note receivable on one of our European entities no longer deemed probable of collection.

(h)	Included amounts for the year ended December 31, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪	Selling, general and administrative expenses - $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

▪
Other (expenses) income, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $4.1 million related to final settlements of previously disposed businesses, the revision of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business and $1.0 million related to the settlement of a legal claim. This is partially offset by gains of $10.6 million and $1.1 million related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition and the previous disposal of a property, respectively.

(i)	See Note 3, “Divestitures,” for additional information.

(j)	Included amounts for the year ended December 31, 2016 recorded in:

▪	Research and development expenses - $1.4 million related to the write-off of fixed assets in China.

▪	Selling, general and administrative expenses - $0.9 million related to the net loss on the sales of properties.

▪
Other (expenses) income, net -$2.4 million related to environmental charges related to a site formerly owned by Albemarle, partially offset by a gain related to a previously disposed of site in China of $1.1 million.

(k)
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

(l)
Included in Restructuring and other, net, for the year ended December 31, 2015 is a gain of $6.8 million recognized upon the sale of land in Avonmouth, U.K., which was utilized by the phosphorus flame retardants business we exited in 2012. In 2012, charges in connection with our exit of the phosphorus flame retardants business were recorded in Restructuring and other, net, on our consolidated statements of income.

(m)
Refining Solutions included an impairment charge of approximately $2.0 million related to our unconsolidated investment in Fábrica Carioca de Catalisadores SA. Corporate included approximately $4.4 million of financing-related fees expensed in connection with the acquisition of Rockwood.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2017	2016	2015
		(In thousands)
Identifiable assets:
Lithium and Advanced Materials	$4,057,242	$3,809,883	$3,658,669
Bromine Specialties	745,007	724,218	699,929
Refining Solutions	1,016,519	913,923	937,445
Discontinued Operations	—	—	3,208,902
All Other	126,486	130,595	517,695
Corporate(a)	1,805,518	2,582,588	575,314
Total identifiable assets	$7,750,772	$8,161,207	$9,597,954
Goodwill:
Lithium and Advanced Materials	$1,396,140	$1,348,261	$1,267,505
Bromine Specialties	20,319	20,319	20,319
Refining Solutions	187,310	164,866	172,728
All Other	6,586	6,586	—
Total goodwill	$1,610,355	$1,540,032	$1,460,552

(a)
As of December 31, 2016, Corporate included the net proceeds received from the sale of the Chemetall Surface Treatment business completed on December 14, 2016, less the repayment of the term loans and commercial paper using those proceeds. See Note 3, “Divestitures,” and Note 14, “Long-Term Debt” for additional details about these transactions.

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Depreciation and amortization:
Lithium and Advanced Materials	$102,389	$101,966	$84,069
Bromine Specialties	40,062	39,562	36,179
Refining Solutions	39,958	36,089	34,039
Discontinued Operations	—	35,194	78,903
All Other	8,357	7,302	18,183
Corporate	6,162	6,056	8,703
Total depreciation and amortization	$196,928	$226,169	$260,076
Capital expenditures:
Lithium and Advanced Materials	$207,410	$91,967	$104,344
Bromine Specialties	46,427	46,414	54,994
Refining Solutions	31,716	27,546	28,836
Discontinued Operations	—	19,281	23,738
All Other	3,657	9,251	13,054
Corporate	28,493	2,195	2,683
Total capital expenditures	$317,703	$196,654	$227,649

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Net Sales:
United States	$840,589	$797,267	$911,519
Foreign(a)	2,231,387	1,879,936	1,914,910
Total	$3,071,976	$2,677,203	$2,826,429

(a)
In 2017 and 2016, net sales to China represented 15% and 13%, respectively, of total net sales. No net sales in any other foreign country exceed 10% of total net sales. Also, net sales are attributed to countries based upon shipments to final destination.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2017	2016	2015
		(In thousands)
Long-Lived Assets(a):
United States	$833,002	$850,689	$800,214
Chile	1,069,859	922,878	916,965
Netherlands	171,980	145,917	155,128
Jordan	242,626	227,222	230,460
Australia	364,624	288,553	280,222
Brazil	47,255	46,380	39,299
Germany	115,305	117,027	137,890
China	50,532	31,564	4,773
France	40,852	39,470	39,344
Korea(b)	495	65,963	72,685
Other foreign countries	60,131	57,936	58,899
Total	$2,996,661	$2,793,599	$2,735,879

(a)	Long-lived assets are comprised of the Company’s Property, plant and equipment and Investments.

(b)
The reduction as of December 31, 2017, relates to the assets of the polyolefin catalysts and components portion of the PCS business that are included in Assets held for sale in the consolidated balance sheet.

Net sales to external customers by product category in each of the segments consists of the following:

	Year Ended December 31,
	2017	2016	2015
		(In thousands)
Lithium and Advanced Materials:
Lithium	$1,018,885	$668,852	$508,844
Performance Catalyst Solutions	289,268	299,364	325,746
Total Lithium and Advanced Materials	$1,308,153	$968,216	$834,590

Bromine Specialties	$855,143	$792,425	$775,729

Refining Solutions	$778,304	$732,137	$729,261

In November 2017, we announced that during the first quarter of 2018, the PCS product category will merge with the Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments will include: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2017
Net sales	$722,063	$737,258	$754,866	$857,789
Gross profit	$255,088	$272,094	$275,789	$307,009
Net income (loss) from continuing operations	$62,657	$113,689	$130,193	$(207,071)
Net income attributable to noncontrolling interests	(11,444)	(10,356)	(11,523)	(11,295)
Net income (loss) attributable to Albemarle Corporation	$51,213	$103,333	$118,670	$(218,366)
Basic earnings (loss) per share	$0.46	$0.93	$1.07	$(1.98)
Shares used to compute basic earnings per share	111,986	110,686	110,476	110,510
Diluted earnings (loss) per share	$0.45	$0.92	$1.06	$(1.95)
Shares used to compute diluted earnings per share	113,289	112,105	111,975	112,152

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2016
Net sales	$657,211	$669,327	$654,010	$696,655
Gross profit	$242,534	$248,104	$238,972	$240,966
Gain on sales of businesses, net(a)	$(121,324)	$(974)	$—	$—
Acquisition and integration related costs(b)	$18,558	$19,030	$6,749	$13,047
Net income from continuing operations	$218,236	$95,586	$114,512	$50,304
Income (loss) from discontinued operations (net of tax)(c)	17,312	(398,340)	23,185	559,974
Net income attributable to noncontrolling interests	(7,362)	(12,067)	(9,477)	(8,188)
Net income (loss) attributable to Albemarle Corporation	$228,186	$(314,821)	$128,220	$602,090
Basic earnings (loss) per share:
Continuing operations	$1.88	$0.74	$0.93	$0.37
Discontinued operations	0.15	(3.54)	0.21	4.98
	$2.03	$(2.80)	$1.14	$5.35

Shares used to compute basic earnings per share	112,260	112,339	112,429	112,487
Diluted earnings (loss) per share:
Continuing operations	$1.87	$0.74	$0.93	$0.37
Discontinued operations	0.15	(3.52)	0.20	4.93
	$2.02	$(2.78)	$1.13	$5.30

Shares used to compute diluted earnings per share	112,770	113,175	113,448	113,563

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

As discussed in Note 1, “Summary of Significant Accounting Policies,” actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. During the year ended December

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

31, 2017, actuarial gains were recognized as follows: fourth quarter—$11.4 million ($7.3 million after income taxes) as a result of the annual remeasurement process. During the year ended December 31, 2016, actuarial losses were recognized as follows: fourth quarter—$26.7 million ($18.3 million after income taxes) as a result of the annual remeasurement process.

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
Design and Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
As disclosed in this Report under “Business -- Legal Proceedings," following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, we promptly retained outside counsel and forensic accountants to investigate potential violations of our Code of Conduct, the Foreign Corrupt Practices Act and other potentially applicable laws. Based on this internal investigation, we voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business to the DOJ and the SEC and intend to cooperate with the DOJ and the SEC in their review of these matters.
Our Board of Directors has determined, as a prudent governance measure while the investigation is pending, to condition payment of each Named Executive Officer’s (as defined below) cash incentive bonus for the fiscal year 2017 (the “2017 cash incentive”) on each Named Executive Officer executing a clawback agreement applicable to the 2017 cash incentive. Accordingly, on February 26, 2018, the Company entered into a clawback agreement with each of Ms. Narwold and Messrs. Kissam, Tozier, Juneau and LaBauve (each a "Named Executive Officer"). The clawback agreements supplement the Company’s existing clawback policy and provide that each Named Executive Officer's 2017 cash incentive is subject to clawback by the Company in the event that the Executive Compensation Committee of the Board determines that, with respect to the Company’s internal investigation or the government’s review of these matters following such self-report, the Named Executive Officer: (1) engaged in unlawful conduct or misconduct; (2) failed to cooperate in any related investigation; (3) violated the Company’s Code of Conduct or any other Company policy; or (4) failed to exercise appropriate supervision or oversight.

Albemarle Corporation and Subsidiaries

Disclosure of Certain Activities Under Section 13(r) of the Exchange Act
Section 13(r) of the Exchange Act requires an issuer to disclose whether it or any of its affiliates knowingly engaged in certain activities relating to Iran or with individuals or entities that are subject to certain sanctions under U.S. law. Disclosure is required even where the activities, transactions or dealings are conducted outside of the United States in compliance with applicable law, and whether or not the activities are sanctionable under U.S. law. All of our activities relating to Iran during the year ended December 31, 2017, as disclosed below, were conducted by one of our non-U.S. subsidiaries in our Refining Solutions segment (the “Specified Subsidiary”) pursuant to, and in compliance with, the terms and conditions of U.S. Treasury’s Office of Foreign Assets Control’s (OFAC) General License H.
In the year ended December 31, 2017, the Specified Subsidiary engaged in sales of the following items to counterparties in Iran’s oil, gas and/or petrochemical sectors:

•	Sold approximately 794,458 kilograms of hydro-processing catalyst. The gross revenue and estimated net income before income taxes were approximately $5.7 million and $0.8 million, respectively.

•	Sold one Ketjen Catalyst Addition Unit Catalyst Loader. The gross revenue and estimated net income before income taxes were approximately $181,000 and $7,000, respectively.

•	Sold approximately 5,040 kilograms of oxychlorination catalyst. The gross revenue and estimated net income before income taxes were approximately $230,000 and $168,000, respectively.
We do not intend to continue doing such business in Iran.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be contained in the Proxy Statement and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 in Part I of this Annual Report, is incorporated herein by reference.
Code of Conduct
We have adopted a code of conduct and ethics for directors, officers and employees, known as the Albemarle Code of Conduct. The Albemarle Code of Conduct is available on our website at http://www.albemarle.com. Shareholders may also request a free copy of the Albemarle Code of Conduct from: Albemarle Corporation, Attention: Investor Relations, 4350 Congress Street, Suite 700, Charlotte, North Carolina 28209. We will disclose any amendments to, or waivers from, a provision of our Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 24, 2017. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 57 to 115:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2017 and 2016
Consolidated Statements of Income, Comprehensive Income (Loss), Changes in Equity and Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

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

2.3
First Amendment to the Share Purchase Agreement, dated December 7, 2016, between Albemarle Corporation and BASF SE [filed as Exhibit 2.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (No. 1-12658), and incorporated herein by reference].

2.4
Second Amendment to the Share Purchase Agreement, dated December 14, 2016, between Albemarle Corporation and BASF SE [filed as Exhibit 2.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (No. 1-12658), and incorporated herein by reference].

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

Albemarle Corporation and Subsidiaries

3.3
Amended and Restated Articles of Incorporation of Albemarle Corporation [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 12, 2017, and incorporated herein by reference].

3.4
Amended and Restated Bylaws, effective May 12, 2017, of Albemarle Corporation [filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 12, 2017, and incorporated herein by reference].

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

#10.1
2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex A to the Company’s definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on March 28, 2013, and incorporated herein by reference].

#10.2
First Amendment to the Albemarle Corporation Stock Compensation and Deferral Election Plan [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (No. 1-12658), and incorporated herein by reference].

#10.3
Compensation Arrangement with Luther C. Kissam, IV, dated August 29, 2003 [filed as Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (No. 1-12658), and incorporated herein by reference].

#10.4	Notice of Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

#10.5	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.6	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

#10.7
Notice of Performance-Based Restricted Stock Unit Award [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

#10.8	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

#10.9	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

#10.10	Notice of TSR Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

#10.11	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2015, and incorporated herein by reference].

#10.12	Notice of TSR Performance Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2015, and incorporated herein by reference].

#10.13
Notice of Restricted Stock Unit Award (2015) [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.14	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.15	Notice of Restricted Stock Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.16	Notice of TSR Performance Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.17
Form Notice of Option Grant under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.18
Form Notice of Restricted Stock Unit Award under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.19
Form Notice of TSR Performance Unit Award under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.20
Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.21
First Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 1, 2010 [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.22
Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 18, 2011 [filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.23
Third Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 2, 2013 [filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.24
Form of Severance Compensation Agreement (Pension-Eligible Employees) [filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.25
Form of Severance Compensation Agreement (Non-Pension-Eligible Employees) [filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.26
Form of Amendment to Severance Compensation Agreement [filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.27
Second Amendment to Severance Compensation Agreement between Luther C. Kissam, IV and Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.28
Form of Second Amendment to Severance Compensation Agreement between each of Karen Narwold, Scott Tozier, and Matthew Juneau, and Albemarle Corporation [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.29
Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

#10.30
Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

#10.31
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658), and incorporated herein by reference].

#10.32
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

#10.33
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.34
First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014 [filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.35
Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of February 12, 2015 [filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.36
Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 31, 2015 [filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.37
Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 17, 2015 [filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

*#10.38	Fifth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of March 31, 2017.

*#10.39	Sixth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 5, 2017.

*#10.40	Seventh Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 9, 2017.

#10.41	Albemarle Corporation 2017 Incentive Plan, adopted May 12, 2017 [filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 30, 2017, and incorporated herein by reference].

#10.42
Albemarle Corporation Compensation Recoupment and Forfeiture Policy effective July 10, 2017 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 1-12658), and incorporated herein by reference].

*#10.43	Form of letter agreement dated February 26, 2018 between the Company and each of Luther C. Kissam, IV, Karen Narwold, Scott Tozier, Matthew Juneau and Donald J. LaBauve, Jr.

10.44
Share Purchase Agreement dated August 31, 2006 among Albemarle Corporation, Albemarle Overseas Development Corporation and International Chemical Investors, SA [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (No. 1-12658), and incorporated herein by reference].

10.45
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

10.46
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

10.47
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

10.48
Cash Bridge Credit Agreement, dated as of December 2, 2014, among Albemarle Corporation as Borrower, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.49
Consent, dated November 24, 2014, of Bank of America, N.A., as Administrative Agent, to Albemarle Corporation, regarding the Credit Agreement, dated as of February 7, 2014 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

10.50
Consent, dated November 24, 2014, of Bank of America, N.A., as Administrative Agent, to Albemarle Corporation, regarding the Credit Agreement, dated as of August 15, 2014 [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 8, 2014, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.51
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

10.52
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

10.53
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

10.54
Term Loan Agreement, dated as of September 14, 2015, among Albemarle Corporation, as borrower, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 14, 2015, and incorporated herein by reference].

*12.1	Statement of Computation of Ratio of Earnings to Fixed Charges.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Five-Year Summary.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2017, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2017, 2016 and 2015, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Balance Sheets at December 31, 2017 and 2016, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.

Item 16.	Form 10-K Summary.
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
(Luther C. Kissam IV)
Chairman, President and Chief Executive Officer
Dated: February 27, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2018.

Signature	Title

/S/ LUTHER C. KISSAM IV	Chairman, President and Chief Executive Officer (principal executive
(Luther C. Kissam IV)	officer)

/S/ SCOTT A. TOZIER	Executive Vice President, Chief Financial Officer (principal financial
(Scott A. Tozier)	officer)

/S/ DONALD J. LABAUVE, JR.	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(Donald J. LaBauve, Jr.)

/S/ LAURIE BRLAS	Director
(Laurie Brlas)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ DOUGLAS L. MAINE	Director
(Douglas L. Maine)

/S/ J. KENT MASTERS	Director
(J. Kent Masters)

/S/ JIM W. NOKES	Director
(Jim W. Nokes)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ BARRY W. PERRY	Director
(Barry W. Perry)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)