Form 10-Q
period 2018-03-31
ALBEMARLE CORP
filed 2018-05-10
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 30, 2018: 110,763,247

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net sales	$821,629	$722,063
Cost of goods sold	516,650	467,107
Gross profit	304,979	254,956
Selling, general and administrative expenses	101,370	108,928
Research and development expenses	20,986	24,323
Operating profit	182,623	121,705
Interest and financing expenses	(13,538)	(68,513)
Other (expenses) income, net	(30,476)	265
Income before income taxes and equity in net income of unconsolidated investments	138,609	53,457
Income tax expense	20,361	11,971
Income before equity in net income of unconsolidated investments	118,248	41,486
Equity in net income of unconsolidated investments (net of tax)	20,677	21,171
Net income	138,925	62,657
Net income attributable to noncontrolling interests	(7,165)	(11,444)
Net income attributable to Albemarle Corporation	$131,760	$51,213
Basic earnings per share	$1.19	$0.46
Diluted earnings per share	$1.18	$0.45
Weighted-average common shares outstanding – basic	110,681	111,986
Weighted-average common shares outstanding – diluted	111,867	113,289
Cash dividends declared per share of common stock	$0.335	$0.32
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income	$138,925	$62,657
Other comprehensive income (loss), net of tax:
Foreign currency translation	64,891	79,055
Pension and postretirement benefits	3	(7)
Net investment hedge	(14,421)	(13,685)
Interest rate swap	642	529
Total other comprehensive income, net of tax	51,115	65,892
Comprehensive income	190,040	128,549
Comprehensive income attributable to noncontrolling interests	(7,351)	(11,905)
Comprehensive income attributable to Albemarle Corporation	$182,689	$116,644
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$692,188	$1,137,303
Trade accounts receivable, less allowance for doubtful accounts (2018 – $10,098; 2017 – $10,425)	606,968	534,326
Other accounts receivable	43,410	37,937
Inventories	666,567	592,781
Other current assets	113,763	136,064
Assets held for sale	35,829	39,152
Total current assets	2,158,725	2,477,563
Property, plant and equipment, at cost	4,247,345	4,124,335
Less accumulated depreciation and amortization	1,678,139	1,631,025
Net property, plant and equipment	2,569,206	2,493,310
Investments	524,687	534,064
Noncurrent assets held for sale	151,743	139,813
Other assets	78,619	74,164
Goodwill	1,643,746	1,610,355
Other intangibles, net of amortization	429,614	421,503
Total assets	$7,556,340	$7,750,772
Liabilities And Equity
Current liabilities:
Accounts payable	$481,726	$418,537
Accrued expenses	262,883	268,336
Current portion of long-term debt	39,216	422,012
Dividends payable	36,885	35,165
Liabilities held for sale	2,173	1,938
Income taxes payable	45,977	54,937
Total current liabilities	868,860	1,200,925
Long-term debt	1,436,852	1,415,360
Postretirement benefits	52,090	52,003
Pension benefits	296,671	294,611
Noncurrent liabilities held for sale	682	614
Other noncurrent liabilities	588,640	599,174
Deferred income taxes	369,115	370,389
Commitments and contingencies (Note 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 110,756 in 2018 and 110,547 in 2017	1,107	1,105
Additional paid-in capital	1,855,321	1,863,949
Accumulated other comprehensive loss	(174,739)	(225,668)
Retained earnings	2,118,621	2,035,163
Total Albemarle Corporation shareholders’ equity	3,800,310	3,674,549
Noncontrolling interests	143,120	143,147
Total equity	3,943,430	3,817,696
Total liabilities and equity	$7,556,340	$7,750,772
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					131,760	131,760	7,165	138,925
Other comprehensive income				50,929		50,929	186	51,115
Cash dividends declared					(37,103)	(37,103)	(7,378)	(44,481)
Cumulative adjustment from adoption of income tax standard update (Note 18)					(11,199)	(11,199)		(11,199)
Stock-based compensation and other			5,737			5,737		5,737
Exercise of stock options	12,740	—	646			646		646
Issuance of common stock, net	319,440	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(122,740)	(1)	(15,008)			(15,009)		(15,009)
Balance at March 31, 2018	110,756,114	$1,107	$1,855,321	$(174,739)	$2,118,621	$3,800,310	$143,120	$3,943,430

Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					51,213	51,213	11,444	62,657
Other comprehensive income				65,431		65,431	461	65,892
Cash dividends declared					(35,441)	(35,441)	—	(35,441)
Stock-based compensation and other			3,945			3,945		3,945
Exercise of stock options	37,146	—	2,170			2,170		2,170
Shares repurchased	(1,948,178)	(19)	(249,981)		—	(250,000)		(250,000)
Issuance of common stock, net	225,559	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(86,117)	—	(7,855)			(7,855)		(7,855)
Balance at March 31, 2017	110,752,200	$1,108	$1,845,839	$(346,981)	$2,137,703	$3,637,669	$146,303	$3,783,972
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash and cash equivalents at beginning of year	$1,137,303	$2,269,756
Cash flows from operating activities:
Net income	138,925	62,657
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	50,330	45,070
Gain on acquisition	—	(7,433)
Stock-based compensation	2,869	5,046
Equity in net income of unconsolidated investments (net of tax)	(20,677)	(21,171)
Dividends received from unconsolidated investments and nonmarketable securities	25,462	2,551
Pension and postretirement benefit	(890)	(26)
Pension and postretirement contributions	(3,548)	(2,891)
Unrealized gain on investments in marketable securities	(393)	(873)
Loss on early extinguishment of debt	—	52,801
Deferred income taxes	29,067	1,363
Working capital changes	(95,050)	(63,325)
Other, net	(4,541)	8,816
Net cash provided by operating activities	121,554	82,585
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(27,742)
Capital expenditures	(131,815)	(54,143)
Sales of marketable securities, net	10	492
Repayments from joint ventures	—	1,250
Investments in equity and other corporate investments	(735)	—
Net cash used in investing activities	(132,540)	(80,143)
Cash flows from financing activities:
Repayments of long-term debt	—	(751,209)
Other (repayments) borrowings, net	(381,159)	66,384
Fees related to early extinguishment of debt	—	(46,959)
Dividends paid to shareholders	(35,382)	(34,330)
Dividends paid to noncontrolling interests	(7,378)	—
Repurchases of common stock	—	(250,000)
Proceeds from exercise of stock options	646	2,170
Withholding taxes paid on stock-based compensation award distributions	(15,009)	(7,855)
Net cash used in financing activities	(438,282)	(1,021,799)
Net effect of foreign exchange on cash and cash equivalents	4,153	4,137
Decrease in cash and cash equivalents	(445,115)	(1,015,220)
Cash and cash equivalents at end of period	$692,188	$1,254,536
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017, our consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2018 and 2017. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018. The December 31, 2017 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” and all related amendments using the modified retrospective method. There was no material impact to our results of operations or financial position upon adoption, and no adjustment was made to Retained earnings in our consolidated balance sheets because such adjustment was determined to be immaterial. In addition, new presentation requirements, including separate disclosure of net sales from sources other than customers on our consolidated statements of income and separate disclosures of contract assets or liabilities on our consolidated balance sheets, generally did not have a material impact. However, business circumstances, including the nature of customer contracts, can change and as such, we are expanding processes and controls to recognize such changes, and as necessary, consider whether any of these currently immaterial items might differ in the future. See Note 18, “Recently Issued Accounting Pronouncements,” for additional information.
Included in Trade accounts receivable at March 31, 2018 is approximately $591.8 million arising from contracts with customers. The remaining balance of Trade accounts receivable at March 31, 2018 includes primarily value-added taxes collected from customers on behalf of various taxing authorities. In addition, see below for a description of our updated revenue recognition accounting policy.
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product or service is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases is based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 30 to 90 days, however, they vary by market factors, such as customer size, geography and competitive environment.
All of our revenue is derived from contracts with customers, and almost all of our contracts with customers contain one performance obligation for the transfer of goods where such performance obligation is satisfied at a point in time. Control of a product is deemed to be transferred to the customer upon shipment or delivery. Significant portions of our sales are sold free on board shipping point or on an equivalent basis, while delivery terms of other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices, while the timing between shipment and delivery generally ranges between 1 and 45 days. Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company currently utilizes the following practical expedients, as permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:

•	All sales and other pass-through taxes are excluded from contract value;

•	In utilizing the modified retrospective transition method, no adjustment would be necessary for contracts that do not cross over a reporting year;

•
We will not consider the possibility of a contract having a significant financing component (which would effectively attribute a portion of the sales price to interest income) unless, if at contract inception, the expected payment terms (from time of delivery or other relevant criterion) are more than one year;

•	If our right to customer payment is directly related to the value of our completed performance, we recognize revenue consistent with the invoicing right; and

•
We expense as incurred all costs of obtaining a contract incremental to any costs/compensation attributable to individual product sales/shipments for contracts where the amortization period for such costs would otherwise be one year or less.

Certain products we produce are made to our customer’s specifications where such products have no alternative use or would need significant rework costs in order to be sold to another customer. In management’s judgment, control of these arrangements is transferred to the customer at a point in time (upon shipment or delivery) and not over the time they are produced. Therefore revenue is recognized upon shipment or delivery of these products.
Costs incurred to obtain contracts with customers are not significant and are expensed immediately as the amortization period would be one year or less. When the Company incurs pre-production or other fulfillment costs in connection with an existing or specific anticipated contract and such costs are recoverable through margin or explicitly reimbursable, such costs are capitalized and amortized to Cost of goods sold on a systematic basis that is consistent with the pattern of transfer to the customer of the goods or services to which the asset relates, which is less than one year. We record bad debt expense in specific situations when we determine the customer is unable to meet its financial obligation.

NOTE 2—Divestitures:
Assets Held for Sale
On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business to W.R. Grace & Co., with the sale closing on April 3, 2018. We received net cash proceeds of approximately $416 million. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The sale of the polyolefin catalysts business and components reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders. We currently expect to record a gain in the second quarter of 2018 related to this business.
In the fourth quarter of 2017, we determined that the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment, were met for this business. As such, the assets and liabilities of this business are included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at March 31, 2018 and December 31, 2017, are as follows (in thousands):

	March 31,	December 31,
	2018	2017
Assets
Current assets	$35,829	$39,152
Net, property, plant and equipment	133,506	121,759
Goodwill	14,422	14,422
Other intangibles, net of amortization	3,815	3,632
Assets held for sale	$187,572	$178,965
Liabilities
Current liabilities	$2,173	$1,938
Noncurrent liabilities	682	614
Liabilities held for sale	$2,855	$2,552
The results of operations of the business classified as held for sale is included in the consolidated statements of income. This business did not qualify for discontinued operations treatment because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2018 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2017(a)(b)	$1,389,089	$20,319	$194,361	$6,586	$1,610,355
Foreign currency translation adjustments and other	26,110	—	7,281	—	33,391
Balance at March 31, 2018(b)	$1,415,199	$20,319	$201,642	$6,586	$1,643,746

(a)	The December 31, 2017 balances have been recast to reflect a change in segments. See Note 11, “Segment Information,” for additional information.

(b)
As of March 31, 2018 and December 31, 2017, $14.4 million of Goodwill was classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2018 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2017	$439,312	$18,981	$61,618	$37,256	$557,167
Foreign currency translation adjustments and other	13,054	324	1,668	3,862	18,908
Balance at March 31, 2018	$452,366	$19,305	$63,286	$41,118	$576,075
Accumulated Amortization
Balance at December 31, 2017	$(74,704)	$(8,295)	$(35,203)	$(17,462)	$(135,664)
Amortization	(5,962)	—	(368)	(1,088)	(7,418)
Foreign currency translation adjustments and other	(2,005)	(102)	(727)	(545)	(3,379)
Balance at March 31, 2018	$(82,671)	$(8,397)	$(36,298)	$(19,095)	$(146,461)
Net Book Value at December 31, 2017(b)	$364,608	$10,686	$26,415	$19,794	$421,503
Net Book Value at March 31, 2018(b)	$369,695	$10,908	$26,988	$22,023	$429,614

(a)	Balances as of March 31, 2018 and December 31, 2017 include only indefinite-lived intangible assets.

(b)
As of March 31, 2018 and December 31, 2017, $3.8 million and $3.6 million, respectively, of Other intangibles, net of amortization were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

NOTE 4—Foreign Exchange:
Foreign exchange transaction and revaluation losses were $3.2 million and $4.9 million for the three-month periods ended March 31, 2018 and 2017, respectively, and were included in Other (expenses) income, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2018 was 14.7%, compared to 22.4% for the three-month period ended March 31, 2017. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three-months ended March 31, 2018 was impacted by a variety of factors, primarily stemming from discrete tax benefits related to adjustments recorded for the U.S. Tax Cuts and Jobs Act (“TCJA”) as noted below and excess tax benefits realized from stock-based compensation arrangements. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three-months ended March 31, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan.
In connection with the TCJA, we recorded a provisional amount of income tax expense of $429.2 million related to the one-time transition tax and income tax benefit of $62.3 million related to the remeasurement of deferred tax balances for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin (“SAB”) 118, the effects of the TCJA may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made. The income tax provision for the three-months ended March 31, 2018 reflected a discrete tax benefit of $2.8 million related to an adjustment of our estimate of the one-time transition tax and a discrete tax benefit of $3.7 million related to other provisions of the TCJA. The effective income tax rate for the three-months ended March 31, 2018, included a $3.0 million tax expense on global intangible low-taxed income enacted by the TCJA. For the global intangible low-taxed income provisions of the TCJA, we have not yet elected an accounting policy with respect to either recognizing deferred taxes for basis differences expected to impact global intangible low-taxed income, or to record such as period costs if and when incurred. We also continue to evaluate our indefinite reinvestment assertion as a result of the TCJA. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the TCJA and expect to finalize our analysis within the measurement period in accordance with the SEC guidance.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2018 and 2017 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$131,760	$51,213
Denominator:
Weighted-average common shares for basic earnings per share	110,681	111,986
Basic earnings per share	$1.19	$0.46

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$131,760	$51,213
Denominator:
Weighted-average common shares for basic earnings per share	110,681	111,986
Incremental shares under stock compensation plans	1,186	1,303
Weighted-average common shares for diluted earnings per share	111,867	113,289
Diluted earnings per share	$1.18	$0.45
On February 23, 2018, the Company increased the regular quarterly dividend by 5% to $0.335 per share and declared a cash dividend of said amount for the first quarter of 2018, which was paid on April 2, 2018 to shareholders of record at the close of business as of March 15, 2018. On May 8, 2018, the Company declared a cash dividend of $0.335 per share, which is payable on July 2, 2018 to shareholders of record at the close of business as of June 15, 2018.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at March 31, 2018 and December 31, 2017 (in thousands):

	March 31,	December 31,
	2018	2017
Finished goods(a)	$453,662	$404,239
Raw materials and work in process(b)	154,679	132,891
Stores, supplies and other	58,226	55,651
Total(c)	$666,567	$592,781

(a)
Increase primarily due to the build up of inventory in our Catalysts segment due to the timing of net sales expected in the second quarter, and an increased net sales in the near term for our Lithium segment.

(b)
Increase primarily due to higher forecasted production levels in the second quarter from our Catalysts segment. Included $66.2 million and $59.6 million at March 31, 2018 and December 31, 2017, respectively, of work in process related to the Lithium product category.

(c)
As of March 31, 2018 and December 31, 2017, $23.0 million and $24.7 million, respectively, of Inventories were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

NOTE 8—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $338.7 million and $355.2 million at March 31, 2018 and December 31, 2017, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.5 million and $8.7 million at March 31, 2018 and December 31, 2017, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of its investments.
As part of the original Windfield joint venture agreement, Tianqi Lithium Corporation ("Tianqi") was granted an option to purchase from 20% to 30% of the equity interests in Rockwood Lithium GmbH, a wholly-owned German subsidiary of Albemarle, and its subsidiaries. In February 2017, Albemarle and Tianqi terminated the option agreement, and as a result, we retained 100% of the ownership interest in Rockwood Lithium GmbH and its subsidiaries. Following the termination of the option agreement, the $13.1 million fair value of the option agreement originally recorded in Noncontrolling interests was reversed and recorded as an adjustment to Additional paid-in capital.

NOTE 9—Long-Term Debt:
Long-term debt at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
1.875% Senior notes, net of unamortized discount and debt issuance costs of $3,859 at March 31, 2018 and $3,971 at December 31, 2017	$482,567	$463,575
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,250 at March 31, 2018 and $3,372 at December 31, 2017	421,750	421,628
4.50% Senior notes, net of unamortized discount and debt issuance costs of $815 at March 31, 2018 and $891 at December 31, 2017	174,401	174,325
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,120 at March 31, 2018 and $4,159 at December 31, 2017	345,880	345,841
Commercial paper notes	38,500	421,321
Variable-rate foreign bank loans	7,560	5,298
Other	5,410	5,384
Total long-term debt	1,476,068	1,837,372
Less amounts due within one year	39,216	422,012
Long-term debt, less current portion	$1,436,852	$1,415,360
Current portion of long-term debt at March 31, 2018 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 2.37% and a weighted-average maturity of 31 days. During the first quarter of 2018, we repaid a net amount of $382.8 million of commercial paper notes using cash on hand.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month periods ended March 31, 2018 and 2017, losses of $14.4 million and $13.7 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2018, as follows (in thousands):

Beginning balance at December 31, 2017	$39,808
Expenditures	(2,612)
Accretion of discount	225
Additions and revisions of estimates	16,236
Foreign currency translation adjustments	786
Ending balance at March 31, 2018	54,443
Less amounts reported in Accrued expenses	5,060
Amounts reported in Other noncurrent liabilities	$49,383
Environmental remediation liabilities included discounted liabilities of $44.1 million and $28.1 million at March 31, 2018 and December 31, 2017, respectively, discounted at rates with a weighted-average of 3.7% and 3.6%, respectively, with the undiscounted amount totaling $85.5 million and $68.2 million at March 31, 2018 and December 31, 2017, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $20 million before income taxes, in excess of amounts already recorded.
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
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act (“FCPA”) and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”) and SEC, and are cooperating with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ or SEC. We also are unable to predict what, if any, action may be taken by the DOJ or SEC or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief or other losses. We do not

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
In the first quarter of 2018, a jury rendered a verdict against Albemarle in a legal matter related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures. Although Albemarle has filed post trial motions to set aside the verdict, we have recorded an estimated accrual of $17.6 million in the three months ended March 31, 2018, and in Accrued liabilities as of the balance sheet date, to reflect this matter.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $32.4 million and $42.7 million at March 31, 2018 and December 31, 2017, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

NOTE 11—Segment Information:
In the first quarter of 2018, the PCS product category merged with our former Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments include: (1) Lithium; (2) Bromine Specialties; and (3) Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligns with the markets and customers we serve through each of the segments. The structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2017 have been recast to reflect the change in segments noted above.
The “All Other” category includes only the fine chemistry services business that does not fit into any of our core businesses.
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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Net sales:
Lithium	$298,032	$216,229
Bromine Specialties	225,639	219,191
Catalysts	260,717	253,558
All Other	37,165	32,419
Corporate	76	666
Total net sales	$821,629	$722,063

Adjusted EBITDA:
Lithium	$131,014	$99,852
Bromine Specialties	69,969	68,488
Catalysts	67,830	69,749
All Other	3,862	5,156
Corporate	(23,957)	(31,869)
Total adjusted EBITDA	$248,718	$211,376

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2018
Net income (loss) attributable to Albemarle Corporation	$108,334	$59,536	$55,660	$223,530	$1,760	$(93,530)	$131,760
Depreciation and amortization	24,065	10,433	12,170	46,668	2,102	1,560	50,330
Acquisition and integration related costs(a)	—	—	—	—	—	2,201	2,201
Interest and financing expenses	—	—	—	—	—	13,538	13,538
Income tax expense	—	—	—	—	—	20,361	20,361
Non-operating pension and OPEB items	—	—	—	—	—	(2,197)	(2,197)
Legal accrual(b)	—	—	—	—	—	17,628	17,628
Other(c)	(1,385)	—	—	(1,385)	—	16,482	15,097
Adjusted EBITDA	$131,014	$69,969	$67,830	$268,813	$3,862	$(23,957)	$248,718
Three months ended March 31, 2017
Net income (loss) attributable to Albemarle Corporation	$77,614	$58,694	$56,966	$193,274	$3,246	$(145,307)	$51,213
Depreciation and amortization	19,065	9,794	12,783	41,642	1,910	1,518	45,070
Utilization of inventory markup(d)	10,606	—	—	10,606	—	—	10,606
Restructuring and other, net(e)	—	—	—	—	—	12,905	12,905
Gain on acquisition(f)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(a)	—	—	—	—	—	14,281	14,281
Interest and financing expenses(g)	—	—	—	—	—	68,513	68,513
Income tax expense	—	—	—	—	—	11,971	11,971
Non-operating pension and OPEB items	—	—	—	—	—	(1,063)	(1,063)
Other(h)	—	—	—	—	—	5,313	5,313
Adjusted EBITDA	$99,852	$68,488	$69,749	$238,089	$5,156	$(31,869)	$211,376

(a)
Included amounts for the three-month periods ended March 31, 2018 and 2017 recorded in (1) Cost of goods sold of $1.0 million and $8.9 million, respectively; and (2) Selling, general and administrative expenses of $1.2 million and $5.4 million, respectively, relating to various significant projects, including the Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(b)	Included in Other (expenses) income, see Note 10, “Commitments and Contingencies” for additional information.

(c)	Included amounts for the three months ended March 31, 2018 recorded in:

▪	Cost of goods sold - $1.1 million related to the write-off of fixed assets in our JBC joint venture.

▪	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪
Other (expenses) income, net - $15.6 million of environmental charges related to a site formerly owned by Albemarle, partially offset by a net gain of $0.2 million related to the the reversal of previously recorded expenses of disposed businesses.

(d)
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

(e)
During the first quarter of 2017, we initiated actions to reduce costs at several locations, primarily at our Lithium site in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $4.2 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to severance, expected to be incurred. The unpaid balance is recorded in Accrued expenses at March 31, 2018, with the expectation that the majority of these plans will be completed by the end of 2018.

(f)
Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile. The calculation of the initial gain recorded during the three months ended March 31, 2017 was based on management’s preliminary estimates and assumptions available at that time.

(g)
During the first quarter of 2017, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, included in Interest and financing expenses is

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

a loss on early extinguishment of debt of $52.8 million, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of these senior notes.

(h)
Included in Other (expenses) income, net are $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business.

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2018 and 2017 were as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Pension Benefits Cost (Credit):
Service cost	$1,268	$1,003
Interest cost	8,027	8,288
Expected return on assets	(10,764)	(9,908)
Amortization of prior service benefit	22	27
Total net pension benefits credit	$(1,447)	$(590)
Postretirement Benefits Cost (Credit):
Service cost	$29	$31
Interest cost	542	585
Expected return on assets	(2)	(28)
Amortization of prior service benefit	(12)	(24)
Total net postretirement benefits cost	$557	$564
Total net pension and postretirement benefits credit	$(890)	$(26)
As a result of the adoption of new accounting guidance effective January 1, 2018, on a retrospective basis, all components of net benefit cost (credit), other than service cost, are to be shown outside of operations on the consolidated statements of income. We recast these components of net benefit cost (credit), which resulted in a reduction of $0.2 million in Cost of goods sold and $0.9 million in Selling, general and administrative expenses, with an offsetting increase of $1.1 million in Other (expenses) income, net for the three months ended March 31, 2017. There was no impact to Net income attributable to Albemarle Corporation.
During the three-month periods ended March 31, 2018 and 2017, we made contributions of $3.1 million and $2.4 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.5 million in premiums to the U.S. postretirement benefit plan during both the three-month periods ended March 31, 2018 and 2017.

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

	March 31, 2018		December 31, 2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,483,794	$1,553,114	$1,845,309	$1,949,638

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2018 and December 31, 2017, we had outstanding foreign currency forward contracts with notional values totaling $494.7 million and $357.4 million, respectively. Our foreign currency forward contracts outstanding at March 31, 2018 and December 31, 2017 were not designated as hedging instruments under ASC 815, Derivatives and Hedging. At March 31, 2018 and December 31, 2017, $0.2 million and $5.0 million, respectively, was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net. For the three-month periods ended March 31, 2018 and 2017, we recognized gains of $4.8 million and $4.5 million, respectively, in Other (expenses) income, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. Also, for the three-month periods ended March 31, 2018 and 2017, we recorded gains of $4.8 million and $4.5 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash receipts of $0.1 million and $4.3 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the three-month period ended March 31, 2018. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$25,878	$25,878	$—	$—
Private equity securities(b)	$37	$37	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,117	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$25,878	$25,878	$—	$—
Foreign currency forward contracts(d)	$241	$—	$241	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Private equity securities(b)	$38	$38	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,121	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Foreign currency forward contracts(d)	$4,954	$—	$4,954	$—

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
(Unaudited)

NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended March 31, 2018
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive income (loss) before reclassifications	64,891	—	(14,421)	—	50,470
Amounts reclassified from accumulated other comprehensive loss	—	3	—	642	645
Other comprehensive income (loss), net of tax	64,891	3	(14,421)	642	51,115
Other comprehensive income attributable to noncontrolling interests	(186)	—	—	—	(186)
Balance at March 31, 2018	$(192,864)	$(18)	$32,130	$(13,987)	$(174,739)
Three months ended March 31, 2017
Balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	79,055	—	(13,685)	—	65,370
Amounts reclassified from accumulated other comprehensive loss	—	(7)	—	529	522
Other comprehensive income (loss), net of tax	79,055	(7)	(13,685)	529	65,892
Other comprehensive income attributable to noncontrolling interests	(461)	—	—	—	(461)
Balance at March 31, 2017	$(405,527)	$69	$74,693	$(16,216)	$(346,981)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits credit. See Note 12, “Pension Plans and Other Postretirement Benefits.”

(b)	The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2018 and 2017 is provided in the following tables (in thousands):

	Three Months Ended March 31,
	2018				2017
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$64,891	$3	$(18,734)	$834	$80,141	$(6)	$(21,580)	$834
Income tax benefit (expense)	—	—	4,313	(192)	(1,086)	(1)	7,895	(305)
Other comprehensive income (loss), net of tax	$64,891	$3	$(14,421)	$642	$79,055	$(7)	$(13,685)	$529

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Sales to unconsolidated affiliates	$4,605	$7,189
Purchases from unconsolidated affiliates	$68,916	$40,570

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2018	December 31, 2017
Receivable from related parties	$2,184	$2,406
Payable to related parties	$67,244	$55,801

NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$74,906	$18,874

NOTE 18—Recently Issued Accounting Pronouncements:
In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. During 2016, the FASB issued amendments to this new guidance that provides clarification, technical corrections and practical expedients. Topics of potential relevance to the Company include principal versus agent considerations, collectability, presentation of sales tax from customers, contract modifications at transition and accounting transition. These new requirements became effective on January 1, 2018 and did not have a material impact on our condensed consolidated financial statements. We adopted the new standard using the modified retrospective method. We have implemented appropriate changes to the business processes, controls and control activities to support recognition, presentation and disclosure under the new standard for the first quarter of 2018, however, we have not made any significant changes to our existing systems as a result of this new standard.
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. We have made significant progress in evaluating our existing lease contracts and accounting policies to determine the impact this standard will have on the condensed consolidated financial statements and related disclosures. In addition, we are in the process of reviewing the impact of this standard on our current business processes and existing systems.
In October 2016, the FASB issued accounting guidance that eliminated the deferral of tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized as they are eliminated in consolidation. This guidance was effective using the modified retrospective method as of January 1, 2018, which resulted in a $11.2 million cumulative adjustment to decrease Retained earnings and is not reflected in periods prior to this date.
In November 2016, the FASB issued accounting guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flows. This guidance became effective on January 1, 2018 and did not have a significant impact on our financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

In January 2017, the FASB issued accounting guidance to clarify the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance became effective on January 1, 2018 and did not have a significant impact on our financial statements.
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
In March 2017, the FASB issued accounting guidance that changes the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”) in the income statement. This new guidance requires service cost to be presented as part of operating income (expense) and all other components of net benefit cost are to be shown outside of operations. This guidance became effective on January 1, 2018 and did not have a significant impact on our financial statements. The prior year consolidated statements of income have been recast to conform to the current presentation required by this guidance. See Note 12, “Pension Plans and Other Postretirement Benefits,” for additional details.
In May 2017, the FASB issued accounting guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This new guidance became effective on January 1, 2018 and did not have a significant impact on our financial statements.
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
In February 2018, the FASB issued accounting guidance that will give companies the option to reclassify stranded tax effects caused by the TCJA from accumulated other comprehensive income to retained earnings. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. Entities will have the option to apply this guidance retrospectively or to record the reclassification as of the beginning of the period of adoption. We are currently assessing the impact of this new guidance on our financial statements. In March 2018, the FASB issued additional guidance pursuant to the issuance of SAB 118, that provides clarification for a company’s ability to comply with the accounting requirements for the income tax effects of the TCJA in the period of enactment, effective immediately. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the TCJA are incomplete by the due date of the financial statements and if possible to provide a reasonable estimate. We have accounted for the tax effects of the TCJA under the guidance of SAB 118, on a provisional basis. Our accounting for certain income tax effects is incomplete, but we have determined reasonable estimates for those effects and have recorded provisional amounts in our condensed consolidated financial statements.

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
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2018 and 2017. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 32.
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
First Quarter 2018
During the first quarter of 2018:

•
We received approval from Chile’s Economic Development Agency (“CORFO”) for an increase in our lithium quota to sustainably increase lithium production in Chile to as much as 145,000 metric tons of lithium carbonate equivalent annually through 2043.

•	We repaid a net amount of $382.8 million of commercial paper notes using a portion of the $611.3 million in cash repatriations.

•	Our board of directors declared a quarterly dividend of $0.335 per share on February 23, 2018, which was paid on April 2, 2018 to shareholders of record at the close of business as of March 15, 2018.

•	Our net sales for the quarter were $821.6 million, up 14% from net sales of $722.1 million in the first quarter of 2017.

•	Earnings per share were $1.18 (on a diluted basis), an increase from first quarter 2017 results of $0.45 per diluted share.

•	Cash provided by operating activities was $121.6 million in the first quarter, an increase from $82.6 million in the first quarter 2017.

Outlook
Effective January 1, 2018, the Performance Catalyst Solutions (“PCS”) product category merged with our former Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments include Lithium, Bromine Specialties and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business.
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage continues to accelerate, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
Lithium: We expect continued strong year over year growth for the remainder of 2018 in Lithium, led by continued strong demand in battery-grade applications, price improvement and increased conversion capacity.
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

Bromine Specialties: We expect to see low to mid single digit growth on net sales and profitability in 2018, due to healthy demand and pricing for our flame retardants and other derivatives. However, with sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could rebound some in 2018, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volumes would likely extend into 2019.
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
Catalysts: We expected to see continued headwinds from rising raw material costs in both our Clean Fuels Technologies (“CFT”) and Fluid Catalytic Cracking (“FCC”) businesses, similar to 2017. In our PCS division, we expect our curatives business to be negatively impacted by a temporary supply shortage of a key raw material. We also anticipate that the profitability in our organometallics business will stabilize with productivity gains and increased volumes due to market demand.
On a longer term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In PCS, we expect growth in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending.
On April 3, 2018, we completed the sale of the polyolefin catalysts and components portion of the PCS business to W.R. Grace & Co. for cash proceeds of approximately $416 million.
All Other: The fine chemistry services business will continue to be reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the next few years to be a challenge for fine chemistry services due to a challenging agriculture industry environment, as well as customer order timing in pharmaceuticals.
Corporate: In the first quarter of 2018, we increased our quarterly dividend rate to $0.335 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2018 to be approximately 23.1%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the TCJA, and other tax jurisdictions. We also anticipate the potential for increased periodic volatility in future effective tax rates from the continuing impact of excess tax benefits realized from stock-based compensation arrangements.
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
First Quarter 2018 Compared to First Quarter 2017
Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2018	2017	2018 vs. 2017
	(In thousands, except percentages and per share amounts)
NET SALES	$821,629	$722,063	14%
Cost of goods sold	516,650	467,107	11%
GROSS PROFIT	304,979	254,956	20%
GROSS PROFIT MARGIN	37.1%	35.3%
Selling, general and administrative expenses	101,370	108,928	(7)%
Research and development expenses	20,986	24,323	(14)%
OPERATING PROFIT	182,623	121,705	50%
OPERATING PROFIT MARGIN	22.2%	16.9%
Interest and financing expenses	(13,538)	(68,513)	(80)%
Other (expenses) income, net	(30,476)	265	*
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	138,609	53,457	159%
Income tax expense	20,361	11,971	70%
Effective tax rate	14.7%	22.4%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	118,248	41,486	185%
Equity in net income of unconsolidated investments (net of tax)	20,677	21,171	(2)%
NET INCOME	138,925	62,657	122%
Net income attributable to noncontrolling interests	(7,165)	(11,444)	(37)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$131,760	$51,213	157%
PERCENTAGE OF NET SALES	16.0%	7.1%
Basic earnings per share	$1.19	$0.46	159%
Diluted earnings per share	$1.18	$0.45	162%
* Percentage calculation is not meaningful

Net Sales
For the three-month period ended March 31, 2018, we recorded net sales of $821.6 million, an increase of $99.6 million, or 14%, compared to net sales of $722.1 million for the three-month period ended March 31, 2017. Net sales increased due to $34.6 million of higher volumes primarily in our Lithium segment, $45.1 million of favorable pricing impacts and $19.8 million of favorable currency exchange impacting all three reportable segments.
Gross Profit
For the three-month period ended March 31, 2018, our gross profit increased $50.0 million, or 20%, from the corresponding 2017 period. Included in Costs of goods sold for the three-month period ended March 31, 2018 is a decrease of $7.9 million in acquisition and integration related costs compared to the corresponding period in 2017, resulting from the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”). In addition, gross profit in 2017 included a $10.6 million charge related to the markup of inventory purchased as part of the Jiangli New Materials acquisition. Excluding the impact of these items, gross profit increased by $31.5 million, or 11%, primarily due to $45.1 million in favorable price impacts more than offsetting higher costs. Overall, these factors contributed to a gross profit margin for the three-month period ended March 31, 2018 of 37.1%, up from 35.3% in the corresponding period in 2017.

Selling, General and Administrative Expenses
For the three-month period ended March 31, 2018, our selling, general and administrative (“SG&A”) expenses decreased $7.6 million, or 7%, from the three-month period ended March 31, 2017. The three-month period ended March 31, 2018 includes a $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year and $4.2 million less acquisition and integration related costs than the corresponding 2017 period, primarily resulting from the acquisition of Jiangli New Materials. In addition, the three-month period ended March 31, 2017 included $4.2 million of restructuring costs related to our Lithium site in Germany. Excluding the impact of these charges, SG&A expenses increased $2.2 million, primarily due to Lithium growth spending, partially offset by lower Corporate SG&A spend. As a percentage of net sales, SG&A expenses were 12.3% for the three-month period ended March 31, 2018, compared to 15.1% for the corresponding period in 2017.
Research and Development Expenses
For the three-month period ended March 31, 2018, our research and development (“R&D”) expenses decreased $3.3 million, or 14%, from the three-month period ended March 31, 2017. Included in R&D expenses for the three-month period ended March 31, 2017 were $5.8 million of restructuring costs related to our Lithium site in Germany. As a percentage of net sales, R&D expenses were 2.6% and 3.4% for the three-month periods ended March 31, 2018 and 2017, respectively.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended March 31, 2018 decreased $55.0 million to $13.5 million from the corresponding 2017 period, due mainly to a loss on early extinguishment of debt of $52.8 million in 2017. This was related to the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes in the first quarter of 2017.
Other (Expenses) Income, Net
Other (expenses) income, net, for the three-month period ended March 31, 2018 was ($30.5) million compared to $0.3 million for the corresponding 2017 period. During the three-month period ended March 31, 2018, we recorded a $17.6 million legal accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and $15.6 million of environmental charges related to a site formerly owned by Albemarle. During the three-month period ended March 31, 2017, we recorded $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business, partially offset by a $7.4 million gain related to the acquisition of the remaining 50% interest of equity investment in 2017. The remaining change was primarily due to an increase in interest income and decrease in foreign exchange losses totaling $2.8 million.
Income Tax Expense
The effective income tax rate for the first quarter of 2018 was 14.7% compared to 22.4% for the first quarter of 2017. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three-months ended March 31, 2018 was impacted by a variety of factors, primarily stemming from discrete tax benefits related to adjustments recorded for the TCJA and excess tax benefits realized from stock-based compensation arrangements. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three-months ended March 31, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The decrease in the effective tax rate for the three-month period ended March 31, 2018 compared to the same period last year, was driven by a variety of factors, primarily stemming from discrete tax benefits recorded in the first quarter of 2018 related to adjustments recorded for the TCJA and excess tax benefits realized from stock-based compensation arrangements. Income tax expense for the three-month period ended March 31, 2017 included a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by a $4.1 million reduction from the tax effects of share-based compensation awards.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $20.7 million for the three-month period ended March 31, 2018 compared to $21.2 million in the same period last year. This decrease of $0.5 million was primarily due to a decrease in equity income in our Catalyst segment, partially offset by higher equity income reported by our Lithium joint venture, Windfield Holdings Pty. Ltd.

Net Income Attributable to Noncontrolling Interests
For the three-month period ended March 31, 2018, net income attributable to noncontrolling interests was $7.2 million compared to $11.4 million in the same period last year. This decrease of $4.3 million was primarily due to a decrease in consolidated income related to our JBC joint venture from lower sales volumes in the quarter.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $131.8 million in the three-month period ended March 31, 2018, from $51.2 million in the three-month period ended March 31, 2017. The increase is primarily due to favorable pricing impacts in all reportable segments, favorable volumes in the Lithium segment and a $12.1 million decrease in acquisition and integration costs in 2018, as well as a $52.8 million loss on early extinguishment of debt related to the repayment of senior notes, $12.9 million of restructuring costs and a higher effective tax rate in 2017. This was partially offset by a $17.6 million legal accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and $15.6 million related to environmental charges related to a site formerly owned by Albemarle recorded in 2018, and a $7.4 million gain related to the acquisition of the remaining 50% interest of equity investment in 2017.
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $51.1 million for the three-month period ended March 31, 2018 compared to $65.9 million for the corresponding period in 2017. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2018 period, other comprehensive income from foreign currency translation adjustments was $64.9 million, primarily as a result of favorable movements in the Euro of approximately $47 million, the Chinese Renminbi of approximately $10 million and a net favorable variance in various other currencies totaling approximately $8 million. Also included in total other comprehensive income for the 2018 period is a loss of $14.4 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $79.1 million, mainly as a result of favorable movements in the Euro of approximately $57 million, the Korean Won of approximately $11 million and a net favorable variance in various other currencies totaling approximately $11 million (each approximately $4 million or less). Also included in total other comprehensive income for the 2017 period is a loss of $13.7 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.

Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2017 have been recast to reflect the change in segments previously noted. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our core businesses.
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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, utilization of inventory markup, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended March 31,				Percentage Change
	2018	%	2017	%	2018 vs. 2017
	(In thousands, except percentages)
Net sales:
Lithium	$298,032	36.3%	$216,229	30.0%	38%
Bromine Specialties	225,639	27.5%	219,191	30.4%	3%
Catalysts	260,717	31.7%	253,558	35.1%	3%
All Other	37,165	4.5%	32,419	4.4%	15%
Corporate	76	—%	666	0.1%	(89)%
Total net sales	$821,629	100.0%	$722,063	100.0%	14%

Adjusted EBITDA:
Lithium	$131,014	52.7%	$99,852	47.3%	31%
Bromine Specialties	69,969	28.1%	68,488	32.4%	2%
Catalysts	67,830	27.3%	69,749	33.0%	(3)%
All Other	3,862	1.5%	5,156	2.4%	(25)%
Corporate	(23,957)	(9.6)%	(31,869)	(15.1)%	(25)%
Total adjusted EBITDA	$248,718	100.0%	$211,376	100.0%	18%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2018
Net income (loss) attributable to Albemarle Corporation	$108,334	$59,536	$55,660	$223,530	$1,760	$(93,530)	$131,760
Depreciation and amortization	24,065	10,433	12,170	46,668	2,102	1,560	50,330
Acquisition and integration related costs(a)	—	—	—	—	—	2,201	2,201
Interest and financing expenses	—	—	—	—	—	13,538	13,538
Income tax expense	—	—	—	—	—	20,361	20,361
Non-operating pension and OPEB items	—	—	—	—	—	(2,197)	(2,197)
Legal accrual(b)	—	—	—	—	—	17,628	17,628
Other(c)	(1,385)	—	—	(1,385)	—	16,482	15,097
Adjusted EBITDA	$131,014	$69,969	$67,830	$268,813	$3,862	$(23,957)	$248,718
Three months ended March 31, 2017
Net income (loss) attributable to Albemarle Corporation	$77,614	$58,694	$56,966	$193,274	$3,246	$(145,307)	$51,213
Depreciation and amortization	19,065	9,794	12,783	41,642	1,910	1,518	45,070
Utilization of inventory markup(d)	10,606	—	—	10,606	—	—	10,606
Restructuring and other, net(e)	—	—	—	—	—	12,905	12,905
Gain on acquisition(f)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(a)	—	—	—	—	—	14,281	14,281
Interest and financing expenses(g)	—	—	—	—	—	68,513	68,513
Income tax expense	—	—	—	—	—	11,971	11,971
Non-operating pension and OPEB items	—	—	—	—	—	(1,063)	(1,063)
Other(h)	—	—	—	—	—	5,313	5,313
Adjusted EBITDA	$99,852	$68,488	$69,749	$238,089	$5,156	$(31,869)	$211,376

(a)
Included amounts for the three-month periods ended March 31, 2018 and 2017 recorded in (1) Cost of goods sold of $1.0 million and $8.9 million, respectively; and (2) Selling, general and administrative expenses of $1.2 million and $5.4 million, respectively, relating to various significant projects, including the Jiangli New Materials acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(b)
Included in Other (expenses) income, net is a $17.6 million accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures.

(c)	Included amounts for the three months ended March 31, 2018 recorded in:

▪	Cost of goods sold - $1.1 million related to the write-off of fixed assets in our JBC joint venture.

▪	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪
Other (expenses) income, net - $15.6 million of environmental charges related to a site formerly owned by Albemarle, partially offset by a net gain of $0.2 million related to the reversal of previously recorded expenses of disposed businesses.

(d)
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

(e)
During the first quarter of 2017, we initiated actions to reduce costs at several locations, primarily at our Lithium site in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $4.2 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to severance, expected to be incurred. The unpaid balance is recorded in Accrued expenses at March 31, 2018, with the expectation that the majority of these plans will be completed by the end of 2018.

(f)
Gain recorded in Other (expenses) income, net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile. The calculation of the initial gain recorded during the three months ended March 31, 2017 was based on management’s preliminary estimates and assumptions available at that time.

(g)
During the first quarter of 2017, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of these senior notes.

(h)
Included in Other (expenses) income, net are $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle and a loss of $2.1 million associated with the previous disposal of a business.

Lithium
Lithium segment net sales for the three-month period ended March 31, 2018 were $298.0 million, up $81.8 million, or 38%, compared to the corresponding period of 2017. The increase was primarily driven by $41.6 million of higher volume and $29.4 million of favorable price due to strong demand, which continues to drive investment in new capacity, and $10.8 million of favorable currency translation primarily driven by the weaker U.S. dollar against the Euro. Adjusted EBITDA for Lithium was up 31%, or $31.2 million, to $131.0 million for the three-month period ended March 31, 2018, compared to the corresponding period of 2017, primarily due to favorable pricing, higher sales volumes and $1.4 million of favorable currency translation, partially offset by higher growth related costs.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended March 31, 2018 were $225.6 million, up $6.4 million, or 3%, compared to the corresponding period of 2017. The increase was driven mainly by $10.2 million in favorable price in flame retardants, bromine and other derivatives due to continued strong demand and $4.3 million of favorable currency translation driven by the weaker U.S. dollar against the Euro. This was partially offset by lower volumes related to constraints in elemental bromine, which we expect to continue through second quarter. Adjusted EBITDA for Bromine Specialties was up 2%, or $1.5 million, to $70.0 million for the three-month period ended March 31, 2018, compared to the corresponding period of 2017. This increase was primarily due to favorable pricing across most products and $3.8 million of favorable currency translation related to the Euro, more than offsetting the impact of lower volumes and higher freight costs.
Catalysts
Catalysts segment net sales for the three-month period ended March 31, 2018 were $260.7 million, an increase of $7.2 million, or 3%, compared to the corresponding period of 2017. This increase was primarily due to $6.3 million of favorable price impacts due to pass through of higher metals costs and $4.7 million of favorable currency translation driven by the weaker U.S. dollar against the Euro. This was partially offset by $3.9 million of lower volumes primarily in the CFT product family due to order timing. Catalysts adjusted EBITDA decreased 3%, or $1.9 million, to $67.8 million for the three-month period ended March 31, 2018 in comparison to the corresponding period of 2017. This decrease was primarily due to slightly weaker performance in our joint ventures.

All Other
All Other net sales for the three-month period ended March 31, 2018 were $37.2 million, an increase of $4.7 million, or 15%, compared to the three-month period ended March 31, 2017. This increase was primarily due to higher sales volumes for the fine chemistry services business. All Other adjusted EBITDA was down 25%, or $1.3 million, for the three-month period ended March 31, 2018 in comparison to the corresponding period of 2017, primarily due to slightly higher costs for the fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a charge of $24.0 million for the three-month period ended March 31, 2018, compared to a charge of $31.9 million for the corresponding period of 2017. The change was primarily due to lower SG&A spend related to compensation and professional fees and $1.7 million of favorable currency exchange impacts.
Financial Condition and Liquidity
Overview
The principal uses of cash in our business generally have been capital investments and resource development costs, funding working capital and service of debt. We also make contributions to our defined benefit pension plans, pay dividends to our shareholders and repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.
We are continually focused on working capital efficiency particularly in the areas of accounts receivable and inventory. We anticipate that cash on hand, cash provided by operating activities, proceeds from divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and other investing activities, fund pension contributions and pay dividends for the foreseeable future.
Cash Flow
During the first three months of 2018, cash on hand and cash provided by operations funded $382.8 million of commercial paper repayments, net of borrowings, $131.8 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $35.4 million. Our operations provided $121.6 million of cash flows during the first three months of 2018, as compared to $82.6 million for the first three months of 2017. Our cash from operations in 2018 included an outflow from working capital changes of $95.1 million, primarily due to the increase in accounts receivable from the Lithium segment as a result of increased sales, as well as the build up of inventory in the Catalysts and Lithium reportable segments in 2018. Overall, our cash and cash equivalents decreased by approximately $445.1 million to $692.2 million at March 31, 2018, down from $1.14 billion at December 31, 2017.
Capital expenditures for the three-month period ended March 31, 2018 of $131.8 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $800 to $900 million in 2018 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
On April 3, 2018, the Company closed the sale of the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business to W.R. Grace & Co. for proceeds of approximately $416 million in cash. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The sale of the polyolefin catalysts business and components reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.
Net current assets were $1.29 billion at both March 31, 2018 and December 31, 2017. Changes in the components of net current assets are due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 23, 2018, we increased our quarterly dividend rate to $0.335 per share, a 5% increase from the quarterly rate of $0.32 per share paid in 2017.
At March 31, 2018 and December 31, 2017, our cash and cash equivalents included $462.4 million and $1.10 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first three months of 2018, we repatriated approximately $611.3 million of cash as part of these foreign earnings cash repatriation activities. A portion of these cash repatriations were used to repay a net amount of $382.8 million of commercial paper during the first quarter of 2018. No such repatriations occurred during the three-month period ended March 31, 2017. We continue to evaluate our indefinite reinvestment assertion as a result of the TCJA.
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
Our revolving, unsecured credit agreement dated as of February 7, 2014, as amended, (the “February 2014 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on February 7, 2020. During 2018, we intend to negotiate a new revolving credit agreement, or an amendment and extension of the February 2014 Credit Agreement in the ordinary course of business. Borrowings under the February 2014 Credit Agreement bear interest at variable rates based on the LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.000% to 1.700%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.10% as of March 31, 2018. There were no borrowings outstanding under the February 2014 Credit Agreement as of March 31, 2018.
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

On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our February 2014 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the February 2014 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the February 2014 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2018, we had $38.5 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.37% and a weighted-average maturity of 31 days. During the first quarter of 2018, we repaid a net amount of $382.8 million of commercial paper notes using cash on hand. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at March 31, 2018 and December 31, 2017.
The non-current portion of our long-term debt amounted to $1.44 billion at March 31, 2018, compared to $1.42 billion at December 31, 2017. In addition, at March 31, 2018, we had the ability to borrow $961.5 million under our commercial paper program and the February 2014 Credit Agreement, and $251.1 million under other existing lines of credit, subject to various financial covenants under our February 2014 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the February 2014 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2018, we were, and currently are, in compliance with all of our long term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $58.9 million at March 31, 2018. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
There have been no significant changes in our contractual obligations from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
Total expected 2018 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $3.1 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2018.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $22.8 million at March 31, 2018 and $24.4 million at December 31, 2017. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.6 million at March 31, 2018 and $14.6 million at December 31, 2017. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2018 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures, including the proceeds received from the sale of the polyolefin catalysts and components business, and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability.
While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. When the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations, although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2020, we believe we have, and will maintain, a solid liquidity position.
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act (“FCPA”), and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”) and SEC, and are cooperating with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ or SEC. We also are unable to predict what, if any, action may be taken by the DOJ or SEC or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations, however, could result in the imposition of fines, penalties, disgorgement, equitable relief or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
We had cash and cash equivalents totaling $692.2 million at March 31, 2018, of which $462.4 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Summary of Critical Accounting Policies and Estimates
Effective January 1, 2018, we adopted ASU 2014-09, “Revenue from Contracts with Customers.” As a result, we have updated our revenue recognition accounting policy, see Item 1 Financial Statements – Note 1, “Basis of Presentation,” for additional details. There have been no other significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2017.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
We had variable interest rate borrowings of $46.1 million outstanding at March 31, 2018, bearing a weighted average interest rate of 2.04% and representing approximately 3% of our total outstanding debt. A hypothetical 10% change (approximately 20 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of March 31, 2018. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $494.7 million and with a fair value representing a net liability position of $0.2 million at March 31, 2018. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2018, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an decrease of approximately $24.9 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a increase of approximately $18.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2018, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.
(a) Exhibits

10.1	Notice of TSR Performance Unit Award (2018)

10.2	Notice of Option Grant (2018)

10.3	Notice of Restricted Stock Unit Award (2018)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 9, 2018	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)