Form 10-Q
period 2018-06-30
ALBEMARLE CORP
filed 2018-08-07
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2018: 108,449,763

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$853,874	$737,258	$1,675,503	$1,459,321
Cost of goods sold	542,518	465,297	1,059,168	932,404
Gross profit	311,356	271,961	616,335	526,917
Selling, general and administrative expenses	123,637	116,585	225,007	225,513
Research and development expenses	16,074	17,337	37,060	41,660
Gain on sale of business	(218,705)	—	(218,705)	—
Operating profit	390,350	138,039	572,973	259,744
Interest and financing expenses	(13,308)	(14,590)	(26,846)	(83,103)
Other expenses, net	(5,223)	(1,678)	(35,699)	(1,413)
Income before income taxes and equity in net income of unconsolidated investments	371,819	121,771	510,428	175,228
Income tax expense	80,102	23,130	100,463	35,101
Income before equity in net income of unconsolidated investments	291,717	98,641	409,965	140,127
Equity in net income of unconsolidated investments (net of tax)	18,969	15,048	39,646	36,219
Net income	310,686	113,689	449,611	176,346
Net income attributable to noncontrolling interests	(8,225)	(10,356)	(15,390)	(21,800)
Net income attributable to Albemarle Corporation	$302,461	$103,333	$434,221	$154,546
Basic earnings per share	$2.76	$0.93	$3.94	$1.39
Diluted earnings per share	$2.73	$0.92	$3.90	$1.37
Weighted-average common shares outstanding – basic	109,671	110,686	110,176	111,336
Weighted-average common shares outstanding – diluted	110,659	112,105	111,263	112,697
Cash dividends declared per share of common stock	$0.335	$0.32	$0.67	$0.64
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$310,686	$113,689	$449,611	$176,346
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(150,857)	64,069	(85,966)	143,124
Pension and postretirement benefits	23	16	26	9
Net investment hedge	22,989	(14,234)	8,568	(27,919)
Interest rate swap	642	529	1,284	1,058
Total other comprehensive (loss) income, net of tax	(127,203)	50,380	(76,088)	116,272
Comprehensive income	183,483	164,069	373,523	292,618
Comprehensive income attributable to noncontrolling interests	(7,962)	(10,588)	(15,313)	(22,493)
Comprehensive income attributable to Albemarle Corporation	$175,521	$153,481	$358,210	$270,125
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$908,144	$1,137,303
Trade accounts receivable, less allowance for doubtful accounts (2018 – $8,645; 2017 – $10,425)	571,032	534,326
Other accounts receivable	44,451	37,937
Inventories	665,522	592,781
Other current assets	93,921	136,064
Assets held for sale	—	39,152
Total current assets	2,283,070	2,477,563
Property, plant and equipment, at cost	4,375,335	4,124,335
Less accumulated depreciation and amortization	1,705,675	1,631,025
Net property, plant and equipment	2,669,660	2,493,310
Investments	519,518	534,064
Noncurrent assets held for sale	—	139,813
Other assets	75,108	74,164
Goodwill	1,585,500	1,610,355
Other intangibles, net of amortization	405,507	421,503
Total assets	$7,538,363	$7,750,772
Liabilities And Equity
Current liabilities:
Accounts payable	$460,442	$418,537
Accrued expenses	272,555	268,336
Current portion of long-term debt	208,681	422,012
Dividends payable	36,220	35,165
Liabilities held for sale	—	1,938
Income taxes payable	63,763	54,937
Total current liabilities	1,041,661	1,200,925
Long-term debt	1,406,724	1,415,360
Postretirement benefits	51,936	52,003
Pension benefits	281,421	294,611
Noncurrent liabilities held for sale	—	614
Other noncurrent liabilities	553,129	599,174
Deferred income taxes	366,212	370,389
Commitments and contingencies (Note 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 108,441 in 2018 and 110,547 in 2017	1,084	1,105
Additional paid-in capital	1,609,526	1,863,949
Accumulated other comprehensive loss	(301,679)	(225,668)
Retained earnings	2,384,645	2,035,163
Total Albemarle Corporation shareholders’ equity	3,693,576	3,674,549
Noncontrolling interests	143,704	143,147
Total equity	3,837,280	3,817,696
Total liabilities and equity	$7,538,363	$7,750,772
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					434,221	434,221	15,390	449,611
Other comprehensive loss				(76,011)		(76,011)	(77)	(76,088)
Cash dividends declared					(73,540)	(73,540)	(14,756)	(88,296)
Cumulative adjustment from adoption of income tax standard update (Note 18)					(11,199)	(11,199)		(11,199)
Stock-based compensation and other			10,728			10,728		10,728
Exercise of stock options	28,966	—	1,288			1,288		1,288
Shares repurchased	(2,354,133)	(24)	(249,976)			(250,000)		(250,000)
Issuance of common stock, net	357,927	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(138,071)	(1)	(16,459)			(16,460)		(16,460)
Balance at June 30, 2018	108,441,363	$1,084	$1,609,526	$(301,679)	$2,384,645	$3,693,576	$143,704	$3,837,280

Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					154,546	154,546	21,800	176,346
Other comprehensive income				115,579		115,579	693	116,272
Cash dividends declared					(70,885)	(70,885)	(17,930)	(88,815)
Stock-based compensation and other			8,216			8,216		8,216
Exercise of stock options	62,399	1	3,336			3,337		3,337
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	235,005	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(88,984)	(1)	(8,168)			(8,169)		(8,169)
Balance at June 30, 2017	110,391,127	$1,104	$1,850,967	$(296,833)	$2,205,592	$3,760,830	$138,961	$3,899,791
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash and cash equivalents at beginning of year	$1,137,303	$2,269,756
Cash flows from operating activities:
Net income	449,611	176,346
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	100,804	94,192
Gain on acquisition	—	(7,433)
Gain on sale of business	(218,705)	—
Stock-based compensation	8,076	9,492
Equity in net income of unconsolidated investments (net of tax)	(39,646)	(36,219)
Dividends received from unconsolidated investments and nonmarketable securities	30,045	8,454
Pension and postretirement benefit	(1,793)	(7)
Pension and postretirement contributions	(7,089)	(6,288)
Unrealized gain on investments in marketable securities	(625)	(1,553)
Loss on early extinguishment of debt	—	52,801
Deferred income taxes	30,708	(3,204)
Working capital changes	(91,189)	(353,138)
Other, net	(36,340)	12,102
Net cash provided by (used in) operating activities	223,857	(54,455)
Cash flows from investing activities:
Acquisitions, net of cash acquired	(7,643)	(39,525)
Capital expenditures	(280,945)	(97,765)
Cash proceeds from divestitures, net	416,711	6,857
Sales of marketable securities, net	(439)	208
Repayments from joint ventures	—	1,250
Investments in equity and other corporate investments	(1,979)	—
Net cash provided by (used in) investing activities	125,705	(128,975)
Cash flows from financing activities:
Repayments of long-term debt	—	(751,209)
Other (repayments) borrowings, net	(211,833)	58,886
Fees related to early extinguishment of debt	—	(46,959)
Dividends paid to shareholders	(72,484)	(69,762)
Dividends paid to noncontrolling interests	(7,378)	(17,930)
Repurchases of common stock	(250,000)	(250,000)
Proceeds from exercise of stock options	1,288	3,337
Withholding taxes paid on stock-based compensation award distributions	(16,460)	(8,169)
Net cash used in financing activities	(556,867)	(1,081,806)
Net effect of foreign exchange on cash and cash equivalents	(21,854)	2,425
Decrease in cash and cash equivalents	(229,159)	(1,262,811)
Cash and cash equivalents at end of period	$908,144	$1,006,945
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and our consolidated statements of changes in equity and condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018. The December 31, 2017 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
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
Included in Trade accounts receivable at June 30, 2018 is approximately $558.9 million arising from contracts with customers. The remaining balance of Trade accounts receivable at June 30, 2018 primarily includes value-added taxes collected from customers on behalf of various taxing authorities. In addition, see below for a description of our updated revenue recognition accounting policy.
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

NOTE 2—Divestitures:
On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business to W.R. Grace & Co., with the sale closing on April 3, 2018. We received net cash proceeds of approximately $416.7 million and have recorded a gain of $218.7 million before income taxes in the second quarter of 2018 related to the sale of this business. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The sale of the polyolefin catalysts business and components reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.
In the fourth quarter of 2017, we determined that the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment, were met for this business. As such, the assets and liabilities of this business were included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheet as of December 31, 2017.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2017, are as follows (in thousands):

December 31,
2017
Assets
Current assets	$39,152
Net, property, plant and equipment	121,759
Goodwill	14,422
Other intangibles, net of amortization	3,632
Assets held for sale	$178,965
Liabilities
Current liabilities	$1,938
Noncurrent liabilities	614
Liabilities held for sale	$2,552
The results of operations of the business classified as held for sale is included in the consolidated statements of income. This business did not qualify for discontinued operations treatment because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.
In addition, during the second quarter of 2017, we received the final working capital settlement of $6.9 million related to the sale of the Chemetall Surface Treatment business to BASF SE, which closed on December 14, 2016.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2018 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2017(a)(b)	$1,389,089	$20,319	$194,361	$6,586	$1,610,355
Foreign currency translation adjustments and other	(19,677)	—	(5,178)	—	(24,855)
Balance at June 30, 2018	$1,369,412	$20,319	$189,183	$6,586	$1,585,500

(a)	The December 31, 2017 balances have been recast to reflect a change in segments. See Note 11, “Segment Information,” for additional information.

(b)	As of December 31, 2017, $14.4 million of Goodwill was classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2018 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2017	$439,312	$18,981	$61,618	$37,256	$557,167
Foreign currency translation adjustments and other	(5,157)	(200)	(4,902)	6,980	(3,279)
Balance at June 30, 2018	$434,155	$18,781	$56,716	$44,236	$553,888
Accumulated Amortization
Balance at December 31, 2017	$(74,704)	$(8,295)	$(35,203)	$(17,462)	$(135,664)
Amortization	(11,896)	—	(738)	(1,788)	(14,422)
Foreign currency translation adjustments and other	1,194	69	1,020	(578)	1,705
Balance at June 30, 2018	$(85,406)	$(8,226)	$(34,921)	$(19,828)	$(148,381)
Net Book Value at December 31, 2017(b)	$364,608	$10,686	$26,415	$19,794	$421,503
Net Book Value at June 30, 2018	$348,749	$10,555	$21,795	$24,408	$405,507

(a)	Balances as of June 30, 2018 and December 31, 2017 include only indefinite-lived intangible assets.

(b)
As of December 31, 2017, $3.6 million of Other intangibles, net of amortization were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

NOTE 4—Foreign Exchange:
Foreign exchange transaction and revaluation losses were $1.2 million and $4.4 million for the three-month and six-month periods ended June 30, 2018, respectively, and $0.8 million and $5.7 million for the three-month and six-month periods ended June 30, 2017, respectively, and were included in Other expenses, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our condensed consolidated statements of cash flows.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2018 was 21.5% and 19.7%, respectively, compared to 19.0% and 20.0% for the three-month and six-month periods ended June 30, 2017, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three-month and six-month periods ended June 30, 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. Income tax expense for the three-month and six-month period ended June 30, 2018 included discrete tax adjustments of $42.0 million for the disposition of the polyolefin catalysts and components portion of our PCS business as described in Note 2, “Divestitures,” and $8.5 million for a valuation allowance recorded due to a foreign restructuring plan, partially offset by an $8.0 million benefit for tax accounting method changes. In addition, Income tax expense for the six-month period ended June 30, 2018 included a $6.5 million benefit for adjustments related to the accounting for the U.S. Tax Cuts and Jobs Act (“TCJA”) as noted below and $7.2 million in excess tax benefits realized from stock-based compensation arrangements. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three-month and six-month periods ended June 30, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, Income tax expense for the six-month period ended June 30, 2017 included foreign rate changes of $13.1 million and a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by a $9.8 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the quarter and a $4.7 million reduction from the tax effects of share-based compensation awards.
In connection with the TCJA, we recorded a provisional amount of income tax expense of $429.2 million related to the one-time transition tax and income tax benefit of $62.3 million related to the remeasurement of deferred tax balances for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin (“SAB”) 118, the effects of the TCJA may

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made. The income tax provision for the six-month period ended June 30, 2018 reflects a discrete tax benefit of $2.8 million related to an adjustment of our estimate of the one-time transition tax and a discrete tax benefit of $3.7 million related to other provisions of the TCJA. In addition, the effective income tax rate for the three-month and six-month periods ended June 30, 2018, includes a $3.1 million and $6.1 million, respectively, net tax expense, primarily related to global intangible low-taxed income enacted by the TCJA. For the global intangible low-taxed income provisions of the TCJA, we have not yet elected an accounting policy with respect to either recognizing deferred taxes for basis differences expected to impact global intangible low-taxed income, or to record such as period costs if and when incurred. We also continue to evaluate our indefinite reinvestment assertion as a result of the TCJA. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the TCJA and expect to finalize our analysis within the measurement period in accordance with the SEC guidance.

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2018 and 2017 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$302,461	$103,333	$434,221	$154,546
Denominator:
Weighted-average common shares for basic earnings per share	109,671	110,686	110,176	111,336
Basic earnings per share	$2.76	$0.93	$3.94	$1.39

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$302,461	$103,333	$434,221	$154,546
Denominator:
Weighted-average common shares for basic earnings per share	109,671	110,686	110,176	111,336
Incremental shares under stock compensation plans	988	1,419	1,087	1,361
Weighted-average common shares for diluted earnings per share	110,659	112,105	111,263	112,697
Diluted earnings per share	$2.73	$0.92	$3.90	$1.37
On February 23, 2018, the Company increased the regular quarterly dividend by 5% to $0.335 per share. On May 8, 2018, the Company declared a cash dividend of $0.335 per share, which was paid on July 2, 2018 to shareholders of record at the close of business as of June 15, 2018. On July 26, 2018, the Company declared a cash dividend of $0.335 per share, which is payable on October 1, 2018 to shareholders of record at the close of business as of September 14, 2018.
Under our existing Board authorized share repurchase program, the Company entered into an accelerated share repurchase (“ASR”) agreement with a financial institution on May 11, 2018. Under the ASR agreement, in the second quarter of 2018, the Company paid $250 million from available cash on hand and received and retired 2,354,133 shares of our common stock with a fair market value of $230 million, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2018. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the ASR agreement, which will be by the end of the third quarter of 2018, and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. The Company has determined that the ASR agreement meets the criteria to be accounted for as a forward contract indexed to its stock and is therefore being treated as an equity instrument. Although the ASR agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock.
No more than 15,000,000 shares can be repurchased under the Company’s authorized share repurchase program. As of June 30, 2018, there were 10,304,784 remaining shares available for repurchase under the Company’s authorized share repurchase program due to shares previously repurchased under this program to date.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7—Inventories:
The following table provides a breakdown of inventories at June 30, 2018 and December 31, 2017 (in thousands):

	June 30,	December 31,
	2018	2017
Finished goods(a)	$452,958	$404,239
Raw materials and work in process(b)	156,723	132,891
Stores, supplies and other	55,841	55,651
Total(c)	$665,522	$592,781

(a)	Increase primarily due to the build up of inventory in our Lithium segment resulting from increased sales, and the timing of net sales expected in the second half of our Catalysts segment.

(b)
Increase primarily due to higher forecasted production levels in the third quarter from our Catalysts segment. Included $67.0 million and $59.6 million at June 30, 2018 and December 31, 2017, respectively, of work in process related to the Lithium product category.

(c)	As of December 31, 2017, $24.7 million of Inventories were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

NOTE 8—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $341.7 million and $355.2 million at June 30, 2018 and December 31, 2017, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.4 million and $8.7 million at June 30, 2018 and December 31, 2017, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of its investments.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9—Long-Term Debt:
Long-term debt at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
1.875% Senior notes, net of unamortized discount and debt issuance costs of $3,389 at June 30, 2018 and $3,971 at December 31, 2017	$452,958	$463,575
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,128 at June 30, 2018 and $3,372 at December 31, 2017	421,872	421,628
4.50% Senior notes, net of unamortized discount and debt issuance costs of $740 at June 30, 2018 and $891 at December 31, 2017	174,475	174,325
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,082 at June 30, 2018 and $4,159 at December 31, 2017	345,918	345,841
Commercial paper notes	208,000	421,321
Variable-rate foreign bank loans	7,256	5,298
Other	4,926	5,384
Total long-term debt	1,615,405	1,837,372
Less amounts due within one year	208,681	422,012
Long-term debt, less current portion	$1,406,724	$1,415,360
Current portion of long-term debt at June 30, 2018 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 2.44% and a weighted-average maturity of 37 days. During the first six months of 2018, we repaid a net amount of $213.3 million of commercial paper notes using cash on hand.
On June 21, 2018, we entered into a revolving, unsecured credit agreement (“2018 Credit Agreement”) to replace our revolving, unsecured credit agreement dated as of February 7, 2014, as amended. The 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of June 30, 2018. There were no borrowings outstanding under the 2018 Credit Agreement as of June 30, 2018.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2018, gains of $23.0 million and $8.6 million (net of income taxes), respectively, and during the three-month and six-month periods ended June 30, 2017, losses of $14.2 million and $27.9 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 10—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2018, as follows (in thousands):

Beginning balance at December 31, 2017	$39,808
Expenditures	(3,219)
Accretion of discount	449
Additions and changes in estimates	16,236
Foreign currency translation adjustments	(590)
Ending balance at June 30, 2018	52,684
Less amounts reported in Accrued expenses	4,981
Amounts reported in Other noncurrent liabilities	$47,703

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Environmental remediation liabilities included discounted liabilities of $42.8 million and $28.1 million at June 30, 2018 and December 31, 2017, respectively, discounted at rates with a weighted-average of 3.7% and 3.6%, respectively, with the undiscounted amount totaling $84.7 million and $68.2 million at June 30, 2018 and December 31, 2017, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $25 million before income taxes, in excess of amounts already recorded.
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
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”) and SEC, and are cooperating with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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
In the first quarter of 2018, a jury rendered a verdict against Albemarle in a legal matter related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures. In July 2018, the court denied our motion to set aside the judgment. As a result, we have recorded an estimated accrual of $17.6 million in Other expenses, net during the six months ended June 30, 2018 and are currently evaluating our appeal options. In addition, during the second quarter of 2018, we recorded an estimated charge of $10.4 million in Other expenses, net resulting from a proposed settlement in a legal matter related to guarantees from a previously disposed business. Both matters are included in Accrued liabilities as of the balance sheet date.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $25.1 million and $42.7 million at June 30, 2018 and December 31, 2017, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net sales:
Lithium	$317,563	$243,821	$615,595	$460,050
Bromine Specialties	220,514	203,945	446,153	423,136
Catalysts	284,966	258,255	545,683	511,813
All Other	30,748	30,704	67,913	63,123
Corporate	83	533	159	1,199
Total net sales	$853,874	$737,258	$1,675,503	$1,459,321

Adjusted EBITDA:
Lithium	$141,617	$115,200	$272,631	$215,052
Bromine Specialties	69,367	62,075	139,336	130,563
Catalysts	75,102	67,427	142,932	137,176
All Other	(101)	2,444	3,761	7,600
Corporate	(27,423)	(28,205)	(51,380)	(60,074)
Total adjusted EBITDA	$258,562	$218,941	$507,280	$430,317

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$117,292	$59,673	$280,887	$457,852	$(2,079)	$(153,312)	$302,461
Depreciation and amortization	24,325	9,694	12,920	46,939	1,978	1,557	50,474
Gain on sale of business(a)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(b)	—	—	—	—	—	6,510	6,510
Interest and financing expenses	—	—	—	—	—	13,308	13,308
Income tax expense	—	—	—	—	—	80,102	80,102
Non-operating pension and OPEB items	—	—	—	—	—	(2,204)	(2,204)
Legal accrual(c)	—	—	—	—	—	10,416	10,416
Albemarle Foundation contribution(d)	—	—	—	—	—	15,000	15,000
Other(e)	—	—	—	—	—	1,200	1,200
Adjusted EBITDA	$141,617	$69,367	$75,102	$286,086	$(101)	$(27,423)	$258,562
Three months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$81,819	$51,739	$53,994	$187,552	$152	$(84,371)	$103,333
Depreciation and amortization	21,460	10,336	13,433	45,229	2,292	1,601	49,122
Utilization of inventory markup(f)	11,921	—	—	11,921	—	—	11,921
Restructuring and other(g)	—	—	—	—	—	4,235	4,235
Acquisition and integration related costs(b)	—	—	—	—	—	6,479	6,479
Interest and financing expenses	—	—	—	—	—	14,590	14,590
Income tax expense	—	—	—	—	—	23,130	23,130
Non-operating pension and OPEB items	—	—	—	—	—	(1,053)	(1,053)
Multiemployer plan shortfall contributions(h)	—	—	—	—	—	4,940	4,940
Other(i)	—	—	—	—	—	2,244	2,244
Adjusted EBITDA	$115,200	$62,075	$67,427	$244,702	$2,444	$(28,205)	$218,941

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Six months ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$225,626	$119,209	$336,547	$681,382	$(319)	$(246,842)	$434,221
Depreciation and amortization	48,390	20,127	25,090	93,607	4,080	3,117	100,804
Gain on sale of business(a)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(b)	—	—	—	—	—	8,712	8,712
Interest and financing expenses	—	—	—	—	—	26,846	26,846
Income tax expense	—	—	—	—	—	100,463	100,463
Non-operating pension and OPEB items	—	—	—	—	—	(4,401)	(4,401)
Legal accrual(c)	—	—	—	—	—	28,044	28,044
Albemarle Foundation contribution(d)	—	—	—	—	—	15,000	15,000
Other(e)	(1,385)	—	—	(1,385)	—	17,681	16,296
Adjusted EBITDA	$272,631	$139,336	$142,932	$554,899	$3,761	$(51,380)	$507,280
Six months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$159,433	$110,433	$110,960	$380,826	$3,398	$(229,678)	$154,546
Depreciation and amortization	40,525	20,130	26,216	86,871	4,202	3,119	94,192
Utilization of inventory markup(f)	22,527	—	—	22,527	—	—	22,527
Restructuring and other(g)	—	—	—	—	—	17,141	17,141
Gain on acquisition(j)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(b)	—	—	—	—	—	20,760	20,760
Interest and financing expenses(k)	—	—	—	—	—	83,103	83,103
Income tax expense	—	—	—	—	—	35,101	35,101
Non-operating pension and OPEB items	—	—	—	—	—	(2,116)	(2,116)
Multiemployer plan shortfall contributions(h)	—	—	—	—	—	4,940	4,940
Other(i)	—	—	—	—	—	7,556	7,556
Adjusted EBITDA	$215,052	$130,563	$137,176	$482,791	$7,600	$(60,074)	$430,317

(a)	See Note 2, “Divestitures,” for additional information.

(b)
Included amounts for the three-month and six-month periods ended June 30, 2018 recorded in (1) Cost of goods sold of $1.0 million and $1.9 million, respectively; and (2) Selling, general and administrative expenses of $5.5 million and $6.8 million, respectively, relating to various significant projects. Included amounts for the three-month and six-month periods ended June 30, 2017 recorded in (1) Cost of goods sold of $1.8 million and $10.7 million, respectively; and (2) Selling, general and administrative expenses of $4.7 million and $10.1 million, respectively, relating to various significant projects, including the Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(c)	Included in Other expenses, net. See Note 10, “Commitments and Contingencies,” for additional information.

(d)
Included in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the sale of the polyolefin catalysts and components portion of the PCS business, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(e)	Included amounts for the three months ended June 30, 2018 recorded in:

▪	Other expenses, net - $1.2 million related to the revision of previously recorded expenses of disposed businesses.
Included amounts for the six months ended June 30, 2018 recorded in:

▪	Cost of goods sold - $1.1 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪
Other expenses, net - $15.6 million of environmental charges related to a site formerly owned by Albemarle and $1.0 million related to the revision of previously recorded expenses of disposed businesses.

(f)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(g)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $4.2 million in Selling, general and administrative expenses for the three-month period ended June 30, 2017 and $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses for the six-month period ended June 30, 2017, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at June 30, 2018, with the expectation that the majority of these plans will be completed by the end of 2018.

(h)	Included shortfall contributions for our multiemployer plan financial improvement plan. See Note 12, “Pension Plans and Other Postretirement Benefits,” for additional information.

(i)
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

(j)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile.

(k)
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

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Pension Benefits Cost (Credit):
Service cost	$1,259	$1,020	$2,527	$2,023
Interest cost	8,016	8,320	16,043	16,608
Expected return on assets	(10,760)	(9,931)	(21,524)	(19,839)
Amortization of prior service benefit	24	46	46	73
Total net pension benefits credit	$(1,461)	$(545)	$(2,908)	$(1,135)
Postretirement Benefits Cost (Credit):
Service cost	$30	$30	$59	$61
Interest cost	542	585	1,084	1,170
Expected return on assets	(2)	(27)	(4)	(55)
Amortization of prior service benefit	(12)	(24)	(24)	(48)
Total net postretirement benefits cost	$558	$564	$1,115	$1,128
Total net pension and postretirement benefits (credit) cost	$(903)	$19	$(1,793)	$(7)
As a result of the adoption of new accounting guidance effective January 1, 2018, on a retrospective basis, all components of net benefit cost (credit), other than service cost, are to be shown outside of operations on the consolidated statements of income. We recast these components of net benefit cost (credit), which resulted in a reduction of $0.1 million and $0.3 million in Cost of goods sold, respectively, and $0.9 million and $1.8 million in Selling, general and administrative expenses, respectively, with an offsetting increase of $1.0 million and $2.1 million in Other expenses, net, respectively, for the three-month and six-month periods ended June 30, 2017. There was no impact to Net income attributable to Albemarle Corporation.
During the three-month and six-month periods ended June 30, 2018, we made contributions of $2.8 million and $5.9 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2017, we made contributions of $2.7 million and $5.1 million, respectively, to our qualified and nonqualified pension plans.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We paid $0.7 million and $1.2 million in premiums to the U.S. postretirement benefit plan during both the three-month and six-month periods ended June 30, 2018 and 2017, respectively.
Multiemployer Plan
Effective July 1, 2016, the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf multiemployer plan is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the three-month and six-month periods ended June 30, 2017, we made contributions for our employees covered under this plan of approximately $2.0 million, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. In addition, during the three-month and six-month periods ended June 30, 2017, we made contributions relating to this financial improvement plan to indemnify previously divested businesses of approximately $2.9 million, recorded in Other expenses, net. There were no contributions made under the financial improvement plan during the three-month and six-month periods ended June 30, 2018.

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

	June 30, 2018		December 31, 2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,622,762	$1,674,541	$1,845,309	$1,949,638
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2018 and December 31, 2017, we had outstanding foreign currency forward contracts with notional values totaling $493.1 million and $357.4 million, respectively. Our foreign currency forward contracts outstanding at June 30, 2018 and December 31, 2017 were not designated as hedging instruments under ASC 815, Derivatives and Hedging. At June 30, 2018, $0.2 million was included in Other accounts receivable associated with the fair value of our foreign currency forward contracts, and at December 31, 2017, $5.0 million was included in Accrued expenses associated with the fair value of our foreign currency forward contracts.
Gains and losses on foreign currency forward contracts are recognized in Other expenses, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net. For the three-month and six-month periods ended June 30, 2018, we recognized losses of $17.6 million and $12.8 million, respectively, in Other expenses, net, in our consolidated statements of income related to the change in fair value of our foreign currency forward contracts. For the three-month and six-month periods ended June 30, 2017, we recognized gains of $3.7 million and $8.2 million, respectively, in Other expenses, net, in our consolidated statements of income related to the change in the fair value of our foreign currency forward contracts. Also, for the six-month periods ended June 30, 2018 and 2017, we recorded losses (gains) of $12.8 million and ($8.2) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash (settlements) receipts of ($18.0) million and $7.7 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Transfers between levels of the fair value hierarchy are deemed to have occurred on the date of the event or change in circumstance that caused the transfer. There were no transfers between Levels 1 and 2 during the six-month period ended June 30, 2018. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$26,559	$26,559	$—	$—
Private equity securities(b)	$32	$32	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,117	$—	$—	$—
Foreign currency forward contracts(d)	$247	$—	$247	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$26,559	$26,559	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Private equity securities(b)	$38	$38	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,121	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Foreign currency forward contracts(d)	$4,954	$—	$4,954	$—

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended June 30, 2018
Balance at March 31, 2018	$(192,864)	$(18)	$32,130	$(13,987)	$(174,739)
Other comprehensive (loss) income before reclassifications	(150,857)	—	22,989	—	(127,868)
Amounts reclassified from accumulated other comprehensive loss	—	23	—	642	665
Other comprehensive (loss) income, net of tax	(150,857)	23	22,989	642	(127,203)
Other comprehensive loss attributable to noncontrolling interests	263	—	—	—	263
Balance at June 30, 2018	$(343,458)	$5	$55,119	$(13,345)	$(301,679)
Three months ended June 30, 2017
Balance at March 31, 2017	$(405,527)	$69	$74,693	$(16,216)	$(346,981)
Other comprehensive income (loss) before reclassifications	64,069	—	(14,234)	—	49,835
Amounts reclassified from accumulated other comprehensive loss	—	16	—	529	545
Other comprehensive income (loss), net of tax	64,069	16	(14,234)	529	50,380
Other comprehensive income attributable to noncontrolling interests	(232)	—	—	—	(232)
Balance at June 30, 2017	$(341,690)	$85	$60,459	$(15,687)	$(296,833)
Six months ended June 30, 2018
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(85,966)	—	8,568	—	(77,398)
Amounts reclassified from accumulated other comprehensive loss	—	26	—	1,284	1,310
Other comprehensive (loss) income, net of tax	(85,966)	26	8,568	1,284	(76,088)
Other comprehensive loss attributable to noncontrolling interests	77	—	—	—	77
Balance at June 30, 2018	$(343,458)	$5	$55,119	$(13,345)	$(301,679)
Six months ended June 30, 2017
Balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	143,124	—	(27,919)	—	115,205
Amounts reclassified from accumulated other comprehensive loss	—	9	—	1,058	1,067
Other comprehensive income (loss), net of tax	143,124	9	(27,919)	1,058	116,272
Other comprehensive income attributable to noncontrolling interests	(693)	—	—	—	(693)
Balance at June 30, 2017	$(341,690)	$85	$60,459	$(15,687)	$(296,833)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The amount of income tax benefit (expense) allocated to each component of Other comprehensive (loss) income for the three-month and six-month periods ended June 30, 2018 and 2017 is provided in the following tables (in thousands):

	Three Months Ended June 30,
	2018				2017
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(150,858)	$27	$29,864	$834	$64,069	$16	$(22,446)	$834
Income tax benefit (expense)	1	(4)	(6,875)	(192)	—	—	8,212	(305)
Other comprehensive (loss) income, net of tax	$(150,857)	$23	$22,989	$642	$64,069	$16	$(14,234)	$529

	Six Months Ended June 30,
	2018				2017
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(85,967)	$30	$11,130	$1,668	$144,210	$10	$(44,026)	$1,668
Income tax benefit (expense)	1	(4)	(2,562)	(384)	(1,086)	(1)	16,107	(610)
Other comprehensive (loss) income, net of tax	$(85,966)	$26	$8,568	$1,284	$143,124	$9	$(27,919)	$1,058

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales to unconsolidated affiliates	$11,033	$9,255	$15,638	$16,444
Purchases from unconsolidated affiliates	$57,059	$55,949	$125,975	$96,519

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2018	December 31, 2017
Receivable from related parties	$3,239	$2,406
Payable to related parties	$56,753	$55,801

NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2018	2017
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$95,080	$41,536
Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the six months ended June 30, 2018 included $33.9 million representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. In July 2018, the FASB issued an amendment which would allow entities to initially apply this new standard at the adoption date and recognize a cumulative effect adjustment to the the opening balance of retained earnings. The Company expects to adopt this standard using this transition method. We have made significant progress in evaluating our existing lease contracts and accounting policies to determine the impact this standard will have on the condensed consolidated financial statements and related disclosures. The implementation of this standard will result in the addition of right-of-use assets and lease liabilities on our balance sheet, however, we have not determined the materiality at this time. In addition, we are in the process of reviewing the impact of this standard on our current business processes and are making progress on implementing changes to and controls to support recognition and disclosure under this new standard.
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
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2018 and 2017. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 41.
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
Second Quarter 2018
During the second quarter of 2018:

•
On April 3, 2018, we closed the sale of the polyolefin catalysts and components portion of the Performance Catalyst Solutions (“PCS”) business for net cash proceeds of approximately $416.7 million and recorded a gain of $218.7 million before income taxes related to the sale of this business.

•
We entered into a $250 million accelerated share repurchase (“ASR”) agreement, receiving and retiring 2,354,133 shares of our common stock pursuant to the terms of the ASR agreement and our share repurchase program. This ASR agreement is expected to be completed in the third quarter of 2018.

•	We entered into a revolving, unsecured credit agreement that provides for borrowings of up to $1.0 billion and matures on June 21, 2023 to replace our existing revolving, unsecured credit agreement.

•
We announced our exclusive collaboration with DuPont as the primary hydroprocessing catalyst manufacturer for the DuPont™ IsoTherming® hydroprocessing technology, making clean fuels production more cost efficient for refiners. IsoTherming® is an innovative hydroprocessing technology that can lower capital and operational costs.

•	Our board of directors declared a quarterly dividend of $0.335 per share on May 8, 2018, which was paid on July 2, 2018 to shareholders of record at the close of business as of June 15, 2018.

•	Our net sales for the quarter were $853.9 million, up 16% from net sales of $737.3 million in the second quarter of 2017.

•	Earnings per share were $2.73 (on a diluted basis), an increase from second quarter 2017 results of $0.92 per diluted share.

•	Cash provided by operating activities was $102.3 million in the second quarter of 2018.

Outlook
Effective January 1, 2018, the PCS product category merged with our former Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments include Lithium, Bromine Specialties and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business.
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
Bromine Specialties: We expect to see continued modest growth on net sales and profitability in 2018, due to healthy demand and pricing for our flame retardants and other derivatives. However, with sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could rebound some in 2018, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volumes would likely extend into 2019.
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
On April 3, 2018, we completed the sale of the polyolefin catalysts and components portion of the PCS business to W.R. Grace & Co. for net cash proceeds of approximately $416.7 million.
All Other: The fine chemistry services business will continue to be reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future to be a challenge for this business due to a challenging agriculture industry environment, as well as customer order timing in pharmaceuticals, however, we continue to work to reinvigorate the pipeline of new products and services to these markets.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2018 to be approximately 23.9%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the U.S. Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
In the first quarter of 2018, we increased our quarterly dividend rate to $0.335 per share. During the three-month and six-month periods ended June 30, 2018, we received and retired approximately 2.4 million shares of our common stock under our share repurchase program and the ASR agreement. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the ASR agreement, which will be by the end of the third quarter of 2018. In addition, following the completion of this ASR agreement, we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
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
Second Quarter 2018 Compared to Second Quarter 2017
Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2018	2017	2018 vs. 2017
	(In thousands, except percentages and per share amounts)
NET SALES	$853,874	$737,258	16%
Cost of goods sold	542,518	465,297	17%
GROSS PROFIT	311,356	271,961	14%
GROSS PROFIT MARGIN	36.5%	36.9%
Selling, general and administrative expenses	123,637	116,585	6%
Research and development expenses	16,074	17,337	(7)%
Gain on sale of business	(218,705)	—	*
OPERATING PROFIT	390,350	138,039	183%
OPERATING PROFIT MARGIN	45.7%	18.7%
Interest and financing expenses	(13,308)	(14,590)	(9)%
Other expenses, net	(5,223)	(1,678)	211%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	371,819	121,771	205%
Income tax expense	80,102	23,130	246%
Effective tax rate	21.5%	19.0%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	291,717	98,641	196%
Equity in net income of unconsolidated investments (net of tax)	18,969	15,048	26%
NET INCOME	310,686	113,689	173%
Net income attributable to noncontrolling interests	(8,225)	(10,356)	(21)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$302,461	$103,333	193%
PERCENTAGE OF NET SALES	35.4%	14.0%
Basic earnings per share	$2.76	$0.93	197%
Diluted earnings per share	$2.73	$0.92	197%
* Percentage calculation is not meaningful.
Net Sales
For the three-month period ended June 30, 2018, we recorded net sales of $853.9 million, an increase of $116.6 million, or 16%, compared to net sales of $737.3 million for the three-month period ended June 30, 2017. Net sales increased across all three reportable segments due to $86.7 million of higher volumes, $40.0 million of favorable pricing impacts and $15.6 million of favorable currency exchange. Partially offsetting this is $25.7 million related to the divestiture of the polyolefin catalyst and components portion of the PCS business.
Gross Profit
For the three-month period ended June 30, 2018, our gross profit increased $39.4 million, or 14%, from the corresponding 2017 period. Gross profit in 2017 included a $11.9 million charge related to the markup of inventory purchased as part of the Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) acquisition and $9.8 million of gross profit related to the polyolefin catalyst and components business, which was divested in 2018. Excluding the impact of these items, gross profit increased by $37.3 million, or 14%, primarily due to $40.0 million in favorable price impacts and higher volumes across all three reportable segments, more than offsetting higher costs related to Lithium royalty payments and material costs. Overall, these factors contributed to a gross profit margin for the three-month period ended June 30, 2018 of 36.5%, down from 36.9% in the corresponding period in 2017.

Selling, General and Administrative Expenses
For the three-month period ended June 30, 2018, our selling, general and administrative (“SG&A”) expenses increased $7.1 million, or 6%, from the three-month period ended June 30, 2017. The three-month period ended June 30, 2018 included $0.9 million of higher acquisition and integration related costs from various significant projects compared to the corresponding 2017 period and a $15.0 million contribution to the Albemarle Fund to further support the communities in which we operate. In addition, the three-month period ended June 30, 2017 included $4.2 million of restructuring costs related to several locations and $2.0 million of multiemployer plan financial improvement plan shortfall contributions for our employees. Excluding the impact of these charges, SG&A expenses decreased $2.6 million, primarily due to slightly lower Corporate spend and flat Lithium growth spending. As a percentage of net sales, SG&A expenses were 14.5% for the three-month period ended June 30, 2018, compared to 15.8% for the corresponding period in 2017.
Research and Development Expenses
For the three-month period ended June 30, 2018, our research and development (“R&D”) expenses decreased $1.3 million, or 7%, from the three-month period ended June 30, 2017. As a percentage of net sales, R&D expenses were 1.9% and 2.4% for the three-month periods ended June 30, 2018 and 2017, respectively.
Gain on Sale of Business
In the second quarter of 2018, we closed the sale of the polyolefin catalysts and components portion of the PCS business and recorded a gain before income taxes of $218.7 million.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended June 30, 2018 decreased $1.3 million to $13.3 million from the corresponding 2017 period primarily due the impact of higher capitalized interest from increased capital expenditures and reduced commercial paper notes during 2018.
Other Expenses, Net
Other expenses, net, for the three-month period ended June 30, 2018 was $5.2 million compared to $1.7 million for the corresponding 2017 period. During the three-month period ended June 30, 2018, we recorded a $10.4 million legal accrual relating to a previously disposed business. During the three-month period ended June 30, 2017, we recorded $6.1 million of charges related to previously divested businesses. The remaining change was primarily due to an increase in foreign exchange losses totaling $0.5 million, partially offset by an increase in interest income.
Income Tax Expense
The effective income tax rate for the second quarter of 2018 was 21.5% compared to 19.0% for the second quarter of 2017. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three-months ended June 30, 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three-months ended June 30, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The increase in the effective tax rate for the three-month period ended June 30, 2018 compared to the same period last year, was driven by a variety of factors, primarily stemming from a change in the geographic mix of earnings.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $19.0 million for the three-month period ended June 30, 2018 compared to $15.0 million in the same period last year. This increase of $4.0 million was primarily due to an increase in equity income in our Catalyst segment and in our Lithium joint venture, Windfield Holdings Pty. Ltd.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended June 30, 2018, net income attributable to noncontrolling interests was $8.2 million compared to $10.4 million in the same period last year. This decrease of $2.2 million was primarily due to a decrease in consolidated income related to our JBC joint venture from lower sales volumes in the quarter related to the installation of additional production capacity in the current year.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $302.5 million in the three-month period ended June 30, 2018, from $103.3 million in the three-month period ended June 30, 2017. The increase is primarily due to the after-tax gain of $176.6 million related to the sale of the polyolefin catalysts and components portion of the PCS business as well as favorable pricing and volume impacts across all reportable segments. This was partially offset by a $15.0 million charitable contribution to the Albemarle Foundation, a $10.4 million legal accrual relating to a previously disposed business and a higher effective tax rate in 2018.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, after income taxes, was ($127.2) million for the three-month period ended June 30, 2018 compared to $50.4 million for the corresponding period in 2017. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2018 period, other comprehensive loss from foreign currency translation adjustments was $150.9 million, primarily as a result of unfavorable movements in the Euro of approximately $110 million, the Chinese Renminbi of approximately $14 million, the Brazilian Real of approximately $12 million and a net unfavorable variance in various other currencies totaling approximately $15 million. Also included in total other comprehensive loss for the 2018 period is income of $23.0 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $64.1 million, mainly as a result of favorable movements in the Euro of approximately $67 million and the Chinese Renminbi of approximately $4 million, partially offset by unfavorable movements in the Brazilian Real of approximately $3 million and the Korean Won of approximately $3 million. Also included in total other comprehensive income for the 2017 period is a loss of $14.2 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.

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

	Three Months Ended June 30,				Percentage Change
	2018	%	2017	%	2018 vs. 2017
	(In thousands, except percentages)
Net sales:
Lithium	$317,563	37.2%	$243,821	33.1%	30%
Bromine Specialties	220,514	25.8%	203,945	27.7%	8%
Catalysts	284,966	33.4%	258,255	35.0%	10%
All Other	30,748	3.6%	30,704	4.2%	—%
Corporate	83	—%	533	—%	(84)%
Total net sales	$853,874	100.0%	$737,258	100.0%	16%

Adjusted EBITDA:
Lithium	$141,617	54.8%	$115,200	52.6%	23%
Bromine Specialties	69,367	26.8%	62,075	28.4%	12%
Catalysts	75,102	29.0%	67,427	30.8%	11%
All Other	(101)	—%	2,444	1.1%	(104)%
Corporate	(27,423)	(10.6)%	(28,205)	(12.9)%	(3)%
Total adjusted EBITDA	$258,562	100.0%	$218,941	100.0%	18%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$117,292	$59,673	$280,887	$457,852	$(2,079)	$(153,312)	$302,461
Depreciation and amortization	24,325	9,694	12,920	46,939	1,978	1,557	50,474
Gain on sale of business(a)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(b)	—	—	—	—	—	6,510	6,510
Interest and financing expenses	—	—	—	—	—	13,308	13,308
Income tax expense	—	—	—	—	—	80,102	80,102
Non-operating pension and OPEB items	—	—	—	—	—	(2,204)	(2,204)
Legal accrual(c)	—	—	—	—	—	10,416	10,416
Albemarle Foundation contribution(d)	—	—	—	—	—	15,000	15,000
Other(e)	—	—	—	—	—	1,200	1,200
Adjusted EBITDA	$141,617	$69,367	$75,102	$286,086	$(101)	$(27,423)	$258,562
Three months ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$81,819	$51,739	$53,994	$187,552	$152	$(84,371)	$103,333
Depreciation and amortization	21,460	10,336	13,433	45,229	2,292	1,601	49,122
Utilization of inventory markup(f)	11,921	—	—	11,921	—	—	11,921
Restructuring and other(g)	—	—	—	—	—	4,235	4,235
Acquisition and integration related costs(b)	—	—	—	—	—	6,479	6,479
Interest and financing expenses	—	—	—	—	—	14,590	14,590
Income tax expense	—	—	—	—	—	23,130	23,130
Non-operating pension and OPEB items	—	—	—	—	—	(1,053)	(1,053)
Multiemployer plan shortfall contributions(h)	—	—	—	—	—	4,940	4,940
Other(i)	—	—	—	—	—	2,244	2,244
Adjusted EBITDA	$115,200	$62,075	$67,427	$244,702	$2,444	$(28,205)	$218,941

(a)	See “Gain on Sale of Business” on page 31 for a description of this gain.

(b)
Included amounts for the three-month periods ended June 30, 2018 and 2017 recorded in (1) Cost of goods sold of $1.0 million and $1.8 million, respectively; and (2) Selling, general and administrative expenses of $5.5 million and $4.7 million, respectively, relating to various significant projects.

(c)	Included in Other expenses, net, is a $10.4 million accrual resulting from a proposed settlement in a legal matter related to guarantees from a previously disposed business.

(d)
Included in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the sale of the polyolefin catalysts and components portion of the PCS business, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(e)	Included in Other expenses, net, is $1.2 million related to the revision of previously recorded expenses of disposed businesses.

(f)
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

(g)
During 2017, we initiated actions to reduce costs at several locations. Based on these restructuring plans, we have recorded expenses of $4.2 million in Selling, general and administrative expenses in the three-month period ended June 30, 2017, related to restructuring costs. The unpaid balance is recorded in Accrued expenses at June 30, 2018, with the expectation that the majority of these plans will be completed by the end of 2018.

(h)
Included in Selling, general and administrative expenses is $2.0 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $2.9 million, included in Other expenses, net, have been made to indemnify previously divested businesses.

(i)
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

Lithium
Lithium segment net sales for the three-month period ended June 30, 2018 were $317.6 million, up $73.7 million, or 30%, compared to the corresponding period of 2017. The increase was primarily driven by $36.7 million of higher volume and $29.3 million of favorable pricing due to strong demand, which continues to drive investment in new capacity, and $7.7 million of favorable currency translation primarily driven by the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Lithium was up 23%, or $26.4 million, to $141.6 million for the three-month period ended June 30, 2018, compared to the corresponding period of 2017, primarily due to favorable pricing, higher sales volumes and $0.8 million of favorable currency translation, partially offset by higher royalty payments.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended June 30, 2018 were $220.5 million, up $16.6 million, or 8%, compared to the corresponding period of 2017. The increase was primarily driven by $6.8 million in favorable pricing and $6.7 million of higher volume driven by continued strong demand in flame retardants, bromine and other derivatives, and $3.1 million of favorable currency translation driven by the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Bromine Specialties was up 12%, or $7.3 million, to $69.4 million for the three-month period ended June 30, 2018, compared to the corresponding period of 2017. This increase was primarily due to favorable pricing across most products and $2.7 million of favorable currency translation related to the Euro, more than offsetting the impact of higher raw material pricing and production costs.
Catalysts
Catalysts segment net sales for the three-month period ended June 30, 2018 were $285.0 million, an increase of $26.7 million, or 10%, compared to the corresponding period of 2017. This increase was primarily due to $42.4 million of increased volumes in CFT, FCC and PCS, $5.2 million of favorable price impacts due to pass through of higher metals costs and $4.8 million of favorable currency translation driven by the weaker U.S. Dollar against the Euro. Partially offsetting this was $25.7 million related to the divestiture of polyolefin catalyst and components portion of the PCS business. Catalysts adjusted EBITDA increased 11%, or $7.7 million, to $75.1 million for the three-month period ended June 30, 2018 in comparison to the corresponding period of 2017. This increase was primarily due to higher volume and favorable pricing more than offsetting higher metals material costs and the $9.8 million impact related to the polyolefin catalyst and components divestiture.
All Other
All Other net sales for the three-month period ended June 30, 2018 were $30.7 million, an increase of less than $0.1 million, compared to the three-month period ended June 30, 2017. This increase was primarily due to higher sales volumes, partially offset by unfavorable price impact for the fine chemistry services business. All Other adjusted EBITDA was down 104%, or $2.5 million, for the three-month period ended June 30, 2018 in comparison to the corresponding period of 2017, primarily due to the unfavorable price impact and product mix for the fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a charge of $27.4 million for the three-month period ended June 30, 2018, compared to a charge of $28.2 million for the corresponding period of 2017. The change was primarily due to lower SG&A spend more than offsetting $0.5 million of unfavorable currency translation.
Six Months 2018 Compared to Six Months 2017
Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2018	2017	2018 vs 2017
	(In thousands, except percentages and per share amounts)
NET SALES	$1,675,503	$1,459,321	15%
Cost of goods sold	1,059,168	932,404	14%
GROSS PROFIT	616,335	526,917	17%
GROSS PROFIT MARGIN	36.8%	36.1%
Selling, general and administrative expenses	225,007	225,513	—%
Research and development expenses	37,060	41,660	(11)%
Gain on sale of business	(218,705)	—	*
OPERATING PROFIT	572,973	259,744	121%
OPERATING PROFIT MARGIN	34.2%	17.8%
Interest and financing expenses	(26,846)	(83,103)	(68)%
Other expenses, net	(35,699)	(1,413)	*
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	510,428	175,228	191%
Income tax expense	100,463	35,101	186%
Effective tax rate	19.7%	20.0%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	409,965	140,127	193%
Equity in net income of unconsolidated investments (net of tax)	39,646	36,219	9%
NET INCOME	449,611	176,346	155%
Net income attributable to noncontrolling interests	(15,390)	(21,800)	(29)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$434,221	$154,546	181%
PERCENTAGE OF NET SALES	25.9%	10.6%
Basic earnings per share	$3.94	$1.39	183%
Diluted earnings per share	$3.90	$1.37	185%
* Percentage calculation is not meaningful.
Net Sales
For the six-month period ended June 30, 2018, we recorded net sales of $1.68 billion, an increase of $216.2 million, or 15%, compared to net sales of $1.46 billion for the six-month period ended June 30, 2017. Net sales increased due to $121.3 million of higher volumes primarily in our Lithium and Catalyst segments, $85.1 million of favorable pricing impacts across all three reportable segments and $35.4 million of favorable currency exchange impacting all three reportable segments, partially offset by the divestiture of the polyolefin catalyst and components portion of the PCS business of $25.7 million.

Gross Profit
For the six-month period ended June 30, 2018, our gross profit increased $89.4 million, or 17%, from the corresponding 2017 period. Included in Cost of goods sold for the six-month period ended June 30, 2018 is a decrease of $8.8 million in acquisition and integration related costs from various significant projects compared to the corresponding period in 2017. In addition, gross profit in 2017 included a $22.5 million charge related to the markup of inventory purchased as part of the Jiangli New Materials acquisition, restructuring costs of $2.9 million related to a plan to reduce costs at several locations and $9.8 million of gross profit related to the divested polyolefin catalyst and component portion of the PCS business. Excluding the impact of these items, gross profit increased by $65.0 million, or 12%, primarily due to $85.1 million in favorable price impacts and higher volumes more than offsetting higher costs related to Lithium royalty payments and material costs. Overall, these factors contributed to a gross profit margin for the six-month period ended June 30, 2018 of 36.8%, up from 36.1% in the corresponding period in 2017.
Selling, General and Administrative Expenses
For the six-month period ended June 30, 2018, our SG&A expenses decreased $0.5 million, or less than 1%, from the six-month period ended June 30, 2017. As a percentage of net sales, SG&A expenses were 13.4% for the six-month period ended June 30, 2018, compared to 15.5% for the corresponding period in 2017.
Research and Development Expenses
For the six-month period ended June 30, 2018, our R&D expenses decreased $4.6 million, or 11%, from the six-month period ended June 30, 2017. Included in R&D expenses for the six-month period ended June 30, 2017 were $5.8 million of restructuring costs related to our Lithium sites in Germany. As a percentage of net sales, R&D expenses were 2.2% and 2.9% for the six-month periods ended June 30, 2018 and 2017, respectively.
Gain on Sale of Business
The six-month period ended June 30, 2018 includes a gain before income taxes of $218.7 million related to the sale of the polyolefin catalysts and components portion of the PCS business, which closed in the second quarter of 2018.
Interest and Financing Expenses
Interest and financing expenses for the six-month period ended June 30, 2018 decreased $56.3 million to $26.8 million from the corresponding 2017 period, due mainly to a loss on early extinguishment of debt of $52.8 million in 2017. This was related to the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes. The remaining difference is primarily related to the impact of higher capitalized interest from increased capital expenditures during 2018.
Other Expenses, Net
Other expenses, net, for the six-month period ended June 30, 2018 was $35.7 million compared to $1.4 million for the corresponding 2017 period. During the six-month period ended June 30, 2018, we recorded $28.0 million of legal accruals, related to products that Albemarle no longer manufactures and a previously disposed business and $15.6 million related to environmental charges related to a site formerly owned by Albemarle. During the six-month period ended June 30, 2017, we recorded $11.4 million of charges related to previously disposed properties or businesses, partially offset by a $7.4 million gain related to the acquisition of the remaining 50% interest of an equity investment in 2017. The remaining change was primarily due to a decrease in foreign exchange losses totaling $1.3 million and an increase in interest income.
Income Tax Expense
The effective income tax rate for the first six months of 2018 was 19.7% compared to 20.0% for the first six months of 2017. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the six-months ended June 30, 2018 was impacted by a variety of factors, primarily stemming from the location in which income is earned. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the six-months ended June 30, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The decrease in the effective tax rate for the six-month period ended June 30, 2018 compared to the same period last year, was driven by a variety of factors, primarily stemming from a change in the geographic mix of earnings.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $39.6 million for the six-month period ended June 30, 2018 compared to $36.2 million in the same period last year. This increase of $3.4 million was primarily due higher equity income reported by our Lithium joint venture, Windfield Holdings Pty. Ltd., partially offset by a decrease in equity income in our Catalyst segment.
Net Income Attributable to Noncontrolling Interests
For the six-month period ended June 30, 2018, net income attributable to noncontrolling interests was $15.4 million compared to $21.8 million in the same period last year. This decrease of $6.4 million was primarily due to a decrease in consolidated income related to our JBC joint venture from lower sales volumes related to the installation of additional production capacity in the current year.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $434.2 million in the six-month period ended June 30, 2018, from $154.5 million in the six-month period ended June 30, 2017. The increase is primarily due to the after-tax gain of $176.6 million related to the sale of the polyolefin catalysts and components portion of the PCS business, favorable pricing impacts in all reportable segments, favorable volumes in the Lithium and Catalyst segments and a $12.0 million decrease in acquisition and integration costs in the six-month period ended June 30, 2018, as well as a $52.8 million loss on early extinguishment of debt related to the repayment of senior notes and $17.1 million of restructuring and other costs recorded in the corresponding period of 2017. This was partially offset by $28.0 million of legal accruals, related to products that Albemarle no longer manufactures and a previously disposed business, $15.6 million related to environmental charges related to a site formerly owned by Albemarle recorded in the six-month period ended June 30, 2018, a $15.0 million charitable contribution to the Albemarle Foundation and a $7.4 million gain related to the acquisition of the remaining 50% interest of equity investment in the corresponding period of 2017.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, net of tax, was ($76.1) million for the six-month period ended June 30, 2018 compared to $116.3 million for the corresponding period in 2017. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the six-month period ended June 30, 2018, other comprehensive loss from foreign currency translation adjustments was $86.0 million, primarily as a result of unfavorable movements in the Euro of approximately $63 million, the Brazilian Real of approximately $12 million, the Chinese Renminbi of approximately $4 million and a net unfavorable variance in various other currencies totaling approximately $7 million. Also included in total other comprehensive loss for the 2018 period is income of $8.6 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In the corresponding 2017 period, other comprehensive income from foreign currency translation adjustments was $143.1 million, primarily resulting from favorable movements in the Euro of approximately $124 million, the Korean Won of approximately $8 million, the Chinese Renminbi of approximately $5 million and a net favorable variance in various other currencies totaling approximately $6 million (each approximately $3 million or less). Also included in total other comprehensive income for the corresponding 2017 period is a loss of $27.9 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2017 have been recast to reflect the change in segments previously noted. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our core businesses.

	Six Months Ended June 30,				Percentage Change
	2018	%	2017	%	2018 vs. 2017
	(In thousands, except percentages)
Net sales:
Lithium	$615,595	36.7%	$460,050	31.5%	34%
Bromine Specialties	446,153	26.6%	423,136	29.0%	5%
Catalysts	545,683	32.6%	511,813	35.1%	7%
All Other	67,913	4.1%	63,123	4.3%	8%
Corporate	159	—%	1,199	0.1%	(87)%
Total net sales	$1,675,503	100.0%	$1,459,321	100.0%	15%

Adjusted EBITDA:
Lithium	$272,631	53.7%	$215,052	50.0%	27%
Bromine Specialties	139,336	27.5%	130,563	30.3%	7%
Catalysts	142,932	28.2%	137,176	31.9%	4%
All Other	3,761	0.7%	7,600	1.8%	(51)%
Corporate	(51,380)	(10.1)%	(60,074)	(14.0)%	(14)%
Total adjusted EBITDA	$507,280	100.0%	$430,317	100.0%	18%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six Months Ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$225,626	$119,209	$336,547	$681,382	$(319)	$(246,842)	$434,221
Depreciation and amortization	48,390	20,127	25,090	93,607	4,080	3,117	100,804
Gain on sale of business(a)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(b)	—	—	—	—	—	8,712	8,712
Interest and financing expenses	—	—	—	—	—	26,846	26,846
Income tax expense	—	—	—	—	—	100,463	100,463
Non-operating pension and OPEB items	—	—	—	—	—	(4,401)	(4,401)
Legal accrual(c)	—	—	—	—	—	28,044	28,044
Albemarle Foundation contribution(d)	—	—	—	—	—	15,000	15,000
Other(e)	(1,385)	—	—	(1,385)	—	17,681	16,296
Adjusted EBITDA	$272,631	$139,336	$142,932	$554,899	$3,761	$(51,380)	$507,280
Six Months Ended June 30, 2017
Net income (loss) attributable to Albemarle Corporation	$159,433	$110,433	$110,960	$380,826	$3,398	$(229,678)	$154,546
Depreciation and amortization	40,525	20,130	26,216	86,871	4,202	3,119	94,192
Utilization of inventory markup(f)	22,527	—	—	22,527	—	—	22,527
Restructuring and other(g)	—	—	—	—	—	17,141	17,141
Gain on acquisition(h)	(7,433)	—	—	(7,433)	—	—	(7,433)
Acquisition and integration related costs(b)	—	—	—	—	—	20,760	20,760
Interest and financing expenses(i)	—	—	—	—	—	83,103	83,103
Income tax expense	—	—	—	—	—	35,101	35,101
Non-operating pension and OPEB items	—	—	—	—	—	(2,116)	(2,116)
Multiemployer plan shortfall contributions(j)	—	—	—	—	—	4,940	4,940
Other(k)	—	—	—	—	—	7,556	7,556
Adjusted EBITDA	$215,052	$130,563	$137,176	$482,791	$7,600	$(60,074)	$430,317

(a)	See “Gain on Sale of Business” on page 36 for a description of this gain.

(b)
Included amounts for the six-month periods ended June 30, 2018 and 2017 recorded in (1) Cost of goods sold of $1.9 million and $10.7 million, respectively; and (2) Selling, general and administrative expenses of $6.8 million and $10.1 million, respectively, relating to various significant projects.

(c)
Included in Other expenses, net is a $17.6 million accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and a $10.4 million accrual resulting from a proposed settlement in a legal matter related to guarantees from a previously disposed business.

(d)
Included in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the sale of the polyolefin catalysts and components portion of the PCS business, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(e)	Included amounts for the six months ended June 30, 2018 recorded in:

•	Cost of goods sold - $1.1 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

•	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

•
Other expenses, net - $15.6 million of environmental charges related to a site formerly owned by Albemarle and $1.0 million related to the revision of previously recorded expenses of disposed businesses.

(f)
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

(g)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to restructuring costs. The unpaid balance is recorded in Accrued expenses at June 30, 2018, with the expectation that the majority of this plan will be completed by the end of 2018.

(h)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile.

(i)
During the first quarter of 2017, we repaid the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes, as well as related tender premiums of $45.2 million. As a result, included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million, representing the tender premiums, fees unamortized discounts and unamortized deferred financing costs from the redemption of these senior notes.

(j)
Included in Selling, general and administrative expenses is $2.0 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $2.9 million, included in Other expenses, net, have been made to indemnify previously divested businesses.

(k)
Included amounts recorded in (1) Selling, general and administrative expenses related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition of $1.0 million; and (2) Other expenses, net related to $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $4.1 million related to the final settlement claims of previously disposed businesses and the revision of tax indemnification expenses of $1.2 million primarily related to a competent authority agreement for a previously disposed business.

Lithium
Lithium segment net sales for the six-month period ended June 30, 2018 were $615.6 million, up $155.5 million, or 34%, compared to the corresponding period of 2017. The increase was primarily driven by $78.4 million of higher volume, $58.6 million of favorable pricing due to strong demand, which continues to drive investment in new capacity, and $18.6 million of favorable currency translation primarily driven by the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Lithium was up 27%, or $57.6 million, to $272.6 million for the six-month period ended June 30, 2018, compared to the corresponding period of 2017, primarily due to favorable pricing, higher sales volumes and $2.2 million of favorable currency translation, partially offset by higher royalty payments.
Bromine Specialties
Bromine Specialties segment net sales for the six-month period ended June 30, 2018 were $446.2 million, up $23.0 million, or 5%, compared to the corresponding period of 2017. The increase was driven mainly by $17.0 million in favorable price in flame retardants, bromine and other derivatives due to continued strong demand and $7.4 million of favorable currency translation driven by the weaker U.S. Dollar against the Euro. This was partially offset by lower volumes related to constraints in elemental bromine during the first quarter of 2018. Adjusted EBITDA for Bromine Specialties was up 7%, or $8.8 million, to $139.3 million for the six-month period ended June 30, 2018, compared to the corresponding period of 2017. This increase was primarily due to favorable pricing across most products and $6.5 million of favorable currency translation related to the Euro, more than offsetting the impact of lower volumes and higher freight and material costs.
Catalysts
Catalysts segment net sales for the six-month period ended June 30, 2018 were $545.7 million, an increase of $33.9 million, or 7%, compared to the corresponding period of 2017. This increase was primarily due to $38.5 million of higher volumes primarily related to FCC and PCS, $11.6 million of favorable price impacts due to pass through of higher metals costs and $9.4 million of favorable currency translation primarily driven by the weaker U.S. Dollar against the Euro. Partially offsetting this was $25.7 million related to the divestiture of polyolefin catalyst and components portion of the PCS business. Catalysts adjusted EBITDA increased 4%, or $5.8 million, to $142.9 million for the six-month period ended June 30, 2018 in comparison to the corresponding period of 2017. This increase was primarily due to favorable price impact and higher volumes, partially offset by higher metals material costs and $9.8 million earnings in the prior year related to the divested polyolefin catalyst and components business.
All Other
All Other net sales for the six-month period ended June 30, 2018 were $67.9 million, an increase of $4.8 million, or 8%, compared to the six-month period ended June 30, 2017. This increase was primarily due to higher sales volumes, more than offsetting unfavorable pricing for the fine chemistry services business. All Other adjusted EBITDA was down 51%, or $3.8 million, for the six-month period ended June 30, 2018 in comparison to the corresponding period of 2017, primarily due to unfavorable price impact and product mix for the fine chemistry services business.

Corporate
Corporate adjusted EBITDA was a charge of $51.4 million for the six-month period ended June 30, 2018, compared to a charge of $60.1 million for the corresponding period of 2017. The change was primarily due to lower SG&A spend related to compensation and professional fees and $1.2 million of favorable currency translation.

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
Cash Flow
During the first six months of 2018, cash on hand, cash provided by operations and $416.7 million of net proceeds from divestitures funded $213.3 million of commercial paper repayments, net of borrowings, a $250.0 million accelerated share repurchase program, $280.9 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $72.5 million. Our operations provided $223.9 million of cash flows during the first six months of 2018, as compared to an outflow of $54.5 million for the first six months of 2017, with the increase arising from the payment of approximately $255 million in taxes related to the Chemetall divestiture in 2017. Our cash from operations in 2018 included an outflow from working capital changes of $91.2 million, primarily due to the build up of inventory in the Lithium and Catalysts reportable segments, as well as an increase in accounts receivable from the Lithium segment as a result of increased sales in 2018. Overall, our cash and cash equivalents decreased by approximately $229.2 million to $908.1 million at June 30, 2018, down from $1.14 billion at December 31, 2017.
Under our existing Board authorized share repurchase program, the Company entered into an ASR agreement with a financial institution on May 11, 2018. Under the ASR agreement, in the second quarter of 2018, the Company paid $250 million from available cash on hand and received and retired 2,354,133 shares of our common stock with a fair market value of $230 million, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2018. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the ASR agreement, which will be by the end of the third quarter of 2018, and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. As of June 30, 2018, there were 10,304,784 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Capital expenditures for the six-month period ended June 30, 2018 of $280.9 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $800 to $900 million in 2018 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
On April 3, 2018, the Company closed the sale of the polyolefin catalysts and components portion of its PCS business to W.R. Grace & Co. for proceeds of approximately $416.7 million in cash and recorded a gain of $218.7 million before income taxes in the second quarter of 2018 related to the sale of this business. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The sale of the polyolefin catalysts business and components reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.
Net current assets were $1.24 billion and $1.28 billion at June 30, 2018 and December 31, 2017, respectively. Changes in the components of net current assets are due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.

On February 23, 2018, we increased our quarterly dividend rate to $0.335 per share, a 5% increase from the quarterly rate of $0.32 per share paid in 2017.
At June 30, 2018 and December 31, 2017, our cash and cash equivalents included $593.2 million and $1.10 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2018 and 2017, we repatriated approximately $611.3 million and $5.3 million of cash, respectively, as part of these foreign earnings cash repatriation activities. A portion of the cash repatriations was used to repay a net amount of $213.3 million of commercial paper during 2018. We continue to evaluate our indefinite reinvestment assertion as a result of the TCJA.
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
On June 21, 2018, we entered into a revolving, unsecured credit agreement (“2018 Credit Agreement”) to replace our revolving, unsecured credit agreement dated as of February 7, 2014, as amended. The 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of June 30, 2018. There were no borrowings outstanding under the 2018 Credit Agreement as of June 30, 2018.
Borrowings under the 2018 Credit Agreement are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the 2018 Credit Agreement) to be less than or equal to 3.50:1.00, subject to adjustments in accordance with the terms of the 2018 Credit Agreement relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The 2018 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2018 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At June 30, 2018, we had $208.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.44% and a weighted-average maturity of 37 days. During the first six months of 2018, we repaid a net amount of $213.3 million of commercial paper notes using cash on hand. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at June 30, 2018 and December 31, 2017.
The non-current portion of our long-term debt amounted to $1.41 billion at June 30, 2018, compared to $1.42 billion at December 31, 2017. In addition, at June 30, 2018, we had the ability to borrow $792.0 million under our commercial paper program and the 2018 Credit Agreement, and $248.3 million under other existing lines of credit, subject to various financial covenants under our 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2018, we were, and currently are, in compliance with all of our long term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $61.8 million at June 30, 2018. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
There have been no significant changes in our contractual obligations from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
Total expected 2018 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $5.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2018.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $22.3 million at June 30, 2018 and $24.4 million at December 31, 2017. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.2 million at June 30, 2018 and $14.6 million at December 31, 2017. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2018 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”) and SEC, and are cooperating with the DOJ and SEC in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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
We had cash and cash equivalents totaling $908.1 million at June 30, 2018, of which $593.2 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
We had variable interest rate borrowings of $215.3 million outstanding at June 30, 2018, bearing a weighted average interest rate of 2.37% and representing approximately 13% of our total outstanding debt. A hypothetical 10% change (approximately 24 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.5 million as of June 30, 2018. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $493.1 million and with a fair value representing a net asset position of $0.2 million at June 30, 2018. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2018, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $6.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $3.4 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2018, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended June 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs
April 1, 2018 to April 30, 2018	—	$—	—	12,658,917
May 1, 2018 to May 31, 2018(b)	2,029,632	98.54	2,029,632	10,629,285
June 1, 2018 to June 30, 2018(b)	324,501	93.33	324,501	10,304,784
Total	2,354,133		2,354,133

(a)
Our stock repurchase plan, which was authorized by our Board of Directors, permits the Company to repurchase up to a maximum of fifteen million shares. The Company has regularly repurchased shares under the stock repurchase plan, resulting in the Board of Directors periodically authorizing additional shares for repurchase under the plan. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

(b)
In the second quarter of 2018, we paid $250 million under the ASR agreement, receiving and retiring 2,354,133 shares. This agreement is expected to be completed in the third quarter of 2018. The Average Price Paid Per Share was calculated using the closing price per share of our common stock the date the ASR Agreement was signed for the initial delivery, and the daily Rule 10b-18 volume-weighted average prices of our common stock over the term of the ASR agreement, less an agreed discount for the remaining shares repurchased. See Item 1 Financial Statements - Note 6, “Earnings Per Share,” to the condensed consolidated financial statements included in this quarterly report.

Item 6.	Exhibits.
(a) Exhibits

3.1	Amended and Restated Articles of Incorporation of Albemarle Corporation.

10.1
Credit Agreement, dated as of June 21, 2018, among Albemarle Corporation, Albemarle Global Finance Company SCA and Albemarle Europe SPRL, as borrowers, certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 7, 2018	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)