Form 10-Q
period 2018-09-30
ALBEMARLE CORP
filed 2018-11-07
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________
FORM 10-Q
_________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2018: 106,205,885

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$777,748	$754,866	$2,453,251	$2,214,187
Cost of goods sold	497,211	479,210	1,556,379	1,411,614
Gross profit	280,537	275,656	896,872	802,573
Selling, general and administrative expenses	100,167	106,471	325,174	331,984
Research and development expenses	16,610	21,763	53,670	63,423
Gain on sale of business	—	—	(218,705)	—
Operating profit	163,760	147,422	736,733	407,166
Interest and financing expenses	(12,988)	(15,792)	(39,834)	(98,895)
Other income (expenses), net	3,793	(1,986)	(31,906)	(3,399)
Income before income taxes and equity in net income of unconsolidated investments	154,565	129,644	664,993	304,872
Income tax expense	33,167	18,495	133,630	53,596
Income before equity in net income of unconsolidated investments	121,398	111,149	531,363	251,276
Equity in net income of unconsolidated investments (net of tax)	22,081	19,044	61,727	55,263
Net income	143,479	130,193	593,090	306,539
Net income attributable to noncontrolling interests	(13,734)	(11,523)	(29,124)	(33,323)
Net income attributable to Albemarle Corporation	$129,745	$118,670	$563,966	$273,216
Basic earnings per share	$1.21	$1.07	$5.16	$2.46
Diluted earnings per share	$1.20	$1.06	$5.11	$2.43
Weighted-average common shares outstanding – basic	107,315	110,476	109,223	111,049
Weighted-average common shares outstanding – diluted	108,302	111,975	110,276	112,456
Cash dividends declared per share of common stock	$0.335	$0.32	$1.005	$0.96
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$143,479	$130,193	$593,090	$306,539
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(9,549)	56,179	(95,515)	199,303
Pension and postretirement benefits	11	(7)	37	2
Net investment hedge	(3,621)	(9,681)	4,947	(37,600)
Interest rate swap	642	529	1,926	1,587
Total other comprehensive (loss) income, net of tax	(12,517)	47,020	(88,605)	163,292
Comprehensive income	130,962	177,213	504,485	469,831
Comprehensive income attributable to noncontrolling interests	(13,729)	(11,653)	(29,042)	(34,146)
Comprehensive income attributable to Albemarle Corporation	$117,233	$165,560	$475,443	$435,685
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$641,226	$1,137,303
Trade accounts receivable, less allowance for doubtful accounts (2018 – $6,300; 2017 – $10,425)	550,788	534,326
Other accounts receivable	41,961	37,937
Inventories	727,381	592,781
Other current assets	98,221	136,064
Assets held for sale	—	39,152
Total current assets	2,059,577	2,477,563
Property, plant and equipment, at cost	4,571,779	4,124,335
Less accumulated depreciation and amortization	1,746,414	1,631,025
Net property, plant and equipment	2,825,365	2,493,310
Investments	535,292	534,064
Noncurrent assets held for sale	—	139,813
Other assets	78,054	74,164
Goodwill	1,590,906	1,610,355
Other intangibles, net of amortization	398,001	421,503
Total assets	$7,487,195	$7,750,772
Liabilities And Equity
Current liabilities:
Accounts payable	$474,229	$418,537
Accrued expenses	258,371	268,336
Current portion of long-term debt	286,188	422,012
Dividends payable	35,462	35,165
Liabilities held for sale	—	1,938
Income taxes payable	72,759	54,937
Total current liabilities	1,127,009	1,200,925
Long-term debt	1,411,605	1,415,360
Postretirement benefits	51,669	52,003
Pension benefits	278,682	294,611
Noncurrent liabilities held for sale	—	614
Other noncurrent liabilities	553,469	599,174
Deferred income taxes	378,484	370,389
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 106,187 in 2018 and 110,547 in 2017	1,062	1,105
Additional paid-in capital	1,363,262	1,863,949
Accumulated other comprehensive loss	(314,191)	(225,668)
Retained earnings	2,478,711	2,035,163
Total Albemarle Corporation shareholders’ equity	3,528,844	3,674,549
Noncontrolling interests	157,433	143,147
Total equity	3,686,277	3,817,696
Total liabilities and equity	$7,487,195	$7,750,772
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					563,966	563,966	29,124	593,090
Other comprehensive loss				(88,523)		(88,523)	(82)	(88,605)
Cash dividends declared					(109,219)	(109,219)	(14,756)	(123,975)
Cumulative adjustment from adoption of income tax standard update (Note 17)					(11,199)	(11,199)		(11,199)
Stock-based compensation and other			14,015			14,015		14,015
Exercise of stock options	71,649	1	2,301			2,302		2,302
Shares repurchased	(4,665,618)	(47)	(499,953)			(500,000)		(500,000)
Issuance of common stock, net	378,006	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(144,208)	(1)	(17,046)			(17,047)		(17,047)
Balance at September 30, 2018	106,186,503	$1,062	$1,363,262	$(314,191)	$2,478,711	$3,528,844	$157,433	$3,686,277

Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					273,216	273,216	33,323	306,539
Other comprehensive income				162,469		162,469	823	163,292
Cash dividends declared					(106,243)	(106,243)	(27,791)	(134,034)
Stock-based compensation and other			12,477			12,477		12,477
Exercise of stock options	159,432	2	7,009			7,011		7,011
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	241,755	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(89,057)	(1)	(8,316)			(8,317)		(8,317)
Balance at September 30, 2017	110,494,837	$1,105	$1,858,753	$(249,943)	$2,288,904	$3,898,819	$140,753	$4,039,572
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash and cash equivalents at beginning of year	$1,137,303	$2,269,756
Cash flows from operating activities:
Net income	593,090	306,539
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	150,511	144,087
Gain on acquisition	—	(6,025)
Gain on sale of business	(218,705)	—
Stock-based compensation	11,785	15,595
Equity in net income of unconsolidated investments (net of tax)	(61,727)	(55,263)
Dividends received from unconsolidated investments and nonmarketable securities	32,794	11,900
Pension and postretirement (benefit) expense	(2,708)	67
Pension and postretirement contributions	(11,068)	(9,607)
Unrealized gain on investments in marketable securities	(1,615)	(2,007)
Loss on early extinguishment of debt	—	52,801
Deferred income taxes	43,400	4,677
Working capital changes	(131,813)	(398,913)
Other, net	(27,003)	10,993
Net cash provided by operating activities	376,941	74,844
Cash flows from investing activities:
Acquisitions, net of cash acquired	(11,403)	(45,406)
Capital expenditures	(471,675)	(187,519)
Cash proceeds from divestitures, net	413,479	6,857
(Investments in) sales of marketable securities, net	(761)	450
Repayments from joint ventures	—	1,250
Investments in equity and other corporate investments	(5,346)	—
Net cash used in investing activities	(75,706)	(224,368)
Cash flows from financing activities:
Repayments of long-term debt	—	(753,209)
Proceeds from borrowings of long-term debt	—	27,000
Other (repayments) borrowings, net	(134,505)	79,203
Fees related to early extinguishment of debt	—	(46,959)
Dividends paid to shareholders	(108,922)	(105,205)
Dividends paid to noncontrolling interests	(14,756)	(27,791)
Repurchases of common stock	(500,000)	(250,000)
Proceeds from exercise of stock options	2,302	7,011
Withholding taxes paid on stock-based compensation award distributions	(17,047)	(8,317)
Net cash used in financing activities	(772,928)	(1,078,267)
Net effect of foreign exchange on cash and cash equivalents	(24,384)	3,374
Decrease in cash and cash equivalents	(496,077)	(1,224,417)
Cash and cash equivalents at end of period	$641,226	$1,045,339
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017, our consolidated statements of income and consolidated statements of comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and our consolidated statements of changes in equity and condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, which was filed with the Securities and Exchange Commission (“SEC”) on February 28, 2018. The December 31, 2017 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” and all related amendments using the modified retrospective method. There was no material impact to our results of operations or financial position upon adoption, and no adjustment was made to Retained earnings in our consolidated balance sheets because such adjustment was determined to be immaterial. In addition, new presentation requirements, including separate disclosure of net sales from sources other than customers on our consolidated statements of income and separate disclosures of contract assets or liabilities on our consolidated balance sheets, generally did not have a material impact. However, business circumstances, including the nature of customer contracts, can change and as such, we are expanding processes and controls to recognize such changes, and as necessary, consider whether any of these currently immaterial items might differ in the future. See Note 17, “Recently Issued Accounting Pronouncements,” for additional information.
Included in Trade accounts receivable at September 30, 2018 is approximately $538.4 million arising from contracts with customers. The remaining balance of Trade accounts receivable at September 30, 2018 primarily includes value-added taxes collected from customers on behalf of various taxing authorities. In addition, see below for a description of our updated revenue recognition accounting policy.
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product or service is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases is based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 30 to 90 days, however, they vary by market factors, such as customer size, creditworthiness, geography and competitive environment.
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

NOTE 2—Divestitures:
On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co., with the sale closing on April 3, 2018. We received net cash proceeds of approximately $413.5 million and have recorded a gain of $218.7 million before income taxes during the nine months ended September 30, 2018 related to the sale of this business. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The Polyolefin Catalysts Divestiture reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.
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
In addition, during the nine months ended September 30, 2017, we received the final working capital settlement of $6.9 million related to the sale of the Chemetall Surface Treatment business to BASF SE, which closed on December 14, 2016.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2018 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2017(a)(b)	$1,389,089	$20,319	$194,361	$6,586	$1,610,355
Foreign currency translation adjustments and other	(15,766)	—	(3,683)	—	(19,449)
Balance at September 30, 2018	$1,373,323	$20,319	$190,678	$6,586	$1,590,906

(a)	The December 31, 2017 balances have been recast to reflect a change in segments. See Note 10, “Segment Information,” for additional information.

(b)	As of December 31, 2017, $14.4 million of Goodwill was classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2018 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2017	$439,312	$18,981	$61,618	$37,256	$557,167
Foreign currency translation adjustments and other	(4,653)	(284)	(5,335)	6,579	(3,693)
Balance at September 30, 2018	$434,659	$18,697	$56,283	$43,835	$553,474
Accumulated Amortization
Balance at December 31, 2017	$(74,704)	$(8,295)	$(35,203)	$(17,462)	$(135,664)
Amortization	(17,682)	—	(1,100)	(2,464)	(21,246)
Foreign currency translation adjustments and other	1,003	41	919	(526)	1,437
Balance at September 30, 2018	$(91,383)	$(8,254)	$(35,384)	$(20,452)	$(155,473)
Net Book Value at December 31, 2017(b)	$364,608	$10,686	$26,415	$19,794	$421,503
Net Book Value at September 30, 2018	$343,276	$10,443	$20,899	$23,383	$398,001

(a)	Balances as of September 30, 2018 and December 31, 2017 include only indefinite-lived intangible assets.

(b)
As of December 31, 2017, $3.6 million of Other intangibles, net of amortization were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2018 was 21.5% and 20.1%, respectively, compared to 14.3% and 17.6% for the three-month and nine-month periods ended September 30, 2017, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three-month and nine-month periods ended September 30, 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. Income tax expense for the three-month period ended September 30, 2018 includes discrete tax expenses of $1.9 million from stock-based compensation arrangements and $1.7 million related to the accounting for the U.S. Tax Cuts and Jobs Act (“TCJA”) as noted below, partially offset by discrete tax benefits of $2.0 million from foreign accrual to return adjustments and $1.2 million from the release of foreign valuation allowances. Income tax expense for the nine-month period ended September 30, 2018 includes discrete tax expenses of $42.0 million for the Polyolefin Catalysts Divestiture as described in Note 2, “Divestitures,” and $7.3 million for adjustments to foreign valuation allowances, partially offset by discrete tax benefits of $8.0 million for tax accounting method changes, $4.8 million for adjustments related to the accounting for the TCJA as noted below, $5.4 million from stock-based compensation arrangements and $2.0 million from foreign accrual to return adjustments.
The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three-month and nine-month periods ended September 30, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. Income tax expense for the nine-month period ended September 30, 2017 included discrete tax expenses from foreign rate changes of $14.8 million and a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by discrete tax benefits of $10.8 million from the release of valuation allowances due to a foreign restructuring plan that was initiated during the second quarter of 2017 and $6.9 million from stock-based compensation arrangements.
In connection with the TCJA, we recorded a provisional amount of income tax expense of $429.2 million related to the one-time transition tax and income tax benefit of $62.3 million related to the remeasurement of deferred tax balances for the year ended December 31, 2017. In accordance with SEC Staff Accounting Bulletin (“SAB”) 118, the effects of the TCJA may be adjusted within a one-year measurement period from the enactment date for the items that were previously reported as provisional, or where a provisional estimate could not be made. The income tax provision for the nine-month period ended September 30, 2018 reflects a discrete tax benefit of $2.8 million related to an adjustment of our estimate of the one-time

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

transition tax and a discrete tax benefit of $2.0 million related to other provisions of the TCJA. In addition, the effective income tax rate for the three-month and nine-month periods ended September 30, 2018, includes a $1.1 million and $7.2 million, respectively, net tax expense, primarily related to global intangible low-taxed income enacted by the TCJA. For the global intangible low-taxed income provisions of the TCJA, we have not yet elected an accounting policy with respect to either recognizing deferred taxes for basis differences expected to impact global intangible low-taxed income, or to record such as period costs if and when incurred. We also continue to evaluate our indefinite reinvestment assertion as a result of the TCJA. We will continue to assess forthcoming guidance and accounting interpretations on the effects of the TCJA and expect to finalize our analysis within the measurement period in accordance with the SEC guidance.
During the nine months ended September 30, 2018, the Company's uncertain tax positions did not materially change, however, it is reasonably possible the positions could increase within the next 12 months due to ongoing tax audits in Germany.

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2018 and 2017 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$129,745	$118,670	$563,966	$273,216
Denominator:
Weighted-average common shares for basic earnings per share	107,315	110,476	109,223	111,049
Basic earnings per share	$1.21	$1.07	$5.16	$2.46

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$129,745	$118,670	$563,966	$273,216
Denominator:
Weighted-average common shares for basic earnings per share	107,315	110,476	109,223	111,049
Incremental shares under stock compensation plans	987	1,499	1,053	1,407
Weighted-average common shares for diluted earnings per share	108,302	111,975	110,276	112,456
Diluted earnings per share	$1.20	$1.06	$5.11	$2.43
On February 23, 2018, the Company increased the regular quarterly dividend by 5% to $0.335 per share. On July 26, 2018, the Company declared a cash dividend of $0.335 per share, which was paid on October 1, 2018 to shareholders of record at the close of business as of September 14, 2018. On October 30, 2018, the Company declared a cash dividend of $0.335 per share, which is payable on January 2, 2019 to shareholders of record at the close of business as of December 14, 2018.
Under our existing Board authorized share repurchase program, during 2018, the Company entered into two separate accelerated share repurchase (“ASR”) agreements with financial institutions. Under each ASR agreement, the Company paid $250 million from available cash on hand. Under the terms of the first ASR agreement, which was completed on September 28, 2018, the Company received and retired a total of 2,680,704 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. Under the terms of the second ASR agreement, the Company received and retired an initial delivery of 1,984,914 shares of our common stock with a fair market value of $200 million. The Company determined that the ASR agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. The total number of shares to ultimately be delivered under this ASR agreement will be determined upon completion of the second ASR agreement, which is expected to be by the end of the fourth quarter of 2018, and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the second ASR agreement, less an agreed discount. Although the second ASR agreement can be settled, at the Company’s option, in cash or in shares of common stock, the Company intends to settle in shares of common stock. In total, through September 30, 2018, we received and retired 4,665,618 shares under these agreements, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2018.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

No more than 15,000,000 shares can be repurchased under the Company’s authorized share repurchase program. As of September 30, 2018, there were 7,993,299 remaining shares available for repurchase under the Company’s authorized share repurchase program due to shares previously repurchased under this program to date.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Finished goods(a)	$503,970	$404,239
Raw materials and work in process(b)	165,874	132,891
Stores, supplies and other	57,537	55,651
Total(c)	$727,381	$592,781

(a)	Increase primarily due to the build-up of inventory in our Lithium and Catalysts segments resulting from higher forecasted sales.

(b)
Increase primarily due to higher forecasted production levels in the fourth quarter from our Catalysts segment. Included $68.9 million and $59.6 million at September 30, 2018 and December 31, 2017, respectively, of work in process related to lithium brine.

(c)	As of December 31, 2017, $24.7 million of Inventories were classified as Assets held for sale in the condensed consolidated balance sheets. See Note 2, “Divestitures,” for additional information.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $350.3 million and $355.2 million at September 30, 2018 and December 31, 2017, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.0 million and $8.7 million at September 30, 2018 and December 31, 2017, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of its investments.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 8—Long-Term Debt:
Long-term debt at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
1.875% Senior notes, net of unamortized discount and debt issuance costs of $3,173 at September 30, 2018 and $3,971 at December 31, 2017	$457,909	$463,575
4.15% Senior notes, net of unamortized discount and debt issuance costs of $3,006 at September 30, 2018 and $3,372 at December 31, 2017	421,994	421,628
4.50% Senior notes, net of unamortized discount and debt issuance costs of $664 at September 30, 2018 and $891 at December 31, 2017	174,551	174,325
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,043 at September 30, 2018 and $4,159 at December 31, 2017	345,957	345,841
Commercial paper notes	285,500	421,321
Variable-rate foreign bank loans	7,080	5,298
Other	4,802	5,384
Total long-term debt	1,697,793	1,837,372
Less amounts due within one year	286,188	422,012
Long-term debt, less current portion	$1,411,605	$1,415,360
Current portion of long-term debt at September 30, 2018 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 2.39% and a weighted-average maturity of 31 days. During the first nine months of 2018, we repaid a net amount of $135.8 million of commercial paper notes using cash on hand.
On June 21, 2018, we entered into a revolving, unsecured credit agreement (“2018 Credit Agreement”) to replace our revolving, unsecured credit agreement dated as of February 7, 2014, as amended. The 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of September 30, 2018. There were no borrowings outstanding under the 2018 Credit Agreement as of September 30, 2018.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and nine-month periods ended September 30, 2018, (losses) gains of ($3.6) million and $4.9 million (net of income taxes), respectively, and during the three-month and nine-month periods ended September 30, 2017, losses of $9.7 million and $37.6 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2018, as follows (in thousands):

Beginning balance at December 31, 2017	$39,808
Expenditures	(3,564)
Accretion of discount	669
Additions and changes in estimates	16,236
Foreign currency translation adjustments	(346)
Ending balance at September 30, 2018	52,803
Less amounts reported in Accrued expenses	5,012
Amounts reported in Other noncurrent liabilities	$47,791

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Environmental remediation liabilities included discounted liabilities of $42.8 million and $28.1 million at September 30, 2018 and December 31, 2017, respectively, discounted at rates with a weighted-average of 3.7% and 3.6%, respectively, with the undiscounted amount totaling $85.0 million and $68.2 million at September 30, 2018 and December 31, 2017, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
In the first quarter of 2018, a jury rendered a verdict against Albemarle in a legal matter related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures. As a result, we have recorded a charge of $16.2 million in Other income (expenses), net during the nine months ended September 30, 2018. In addition, in 2018, we recorded a charge of $10.8 million in Other income (expenses), net resulting from a settlement of a legal matter related to guarantees from a previously disposed business. Both matters have been resolved and paid during the three months ended September 30, 2018.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $27.0 million and $42.7 million at September 30, 2018 and December 31, 2017, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

NOTE 10—Segment Information:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net sales:
Lithium	$270,928	$269,238	$886,523	$729,288
Bromine Specialties	232,616	212,923	678,769	636,059
Catalysts	251,139	244,594	796,822	756,407
All Other	23,065	28,021	90,978	91,144
Corporate	—	90	159	1,289
Total net sales	$777,748	$754,866	$2,453,251	$2,214,187

Adjusted EBITDA:
Lithium	$113,629	$112,944	$386,260	$327,996
Bromine Specialties	78,585	63,936	217,921	194,499
Catalysts	62,602	60,394	205,534	197,570
All Other	3,968	306	7,729	7,906
Corporate	(23,702)	(28,197)	(75,082)	(88,271)
Total adjusted EBITDA	$235,082	$209,383	$742,362	$639,700

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$90,313	$67,967	$50,491	$208,771	$1,978	$(81,004)	$129,745
Depreciation and amortization	23,370	10,618	12,111	46,099	1,990	1,618	49,707
Restructuring and other(a)	—	—	—	—	—	3,724	3,724
Acquisition and integration related costs(b)	—	—	—	—	—	4,305	4,305
Interest and financing expenses	—	—	—	—	—	12,988	12,988
Income tax expense	—	—	—	—	—	33,167	33,167
Non-operating pension and OPEB items	—	—	—	—	—	(2,195)	(2,195)
Legal accrual(c)	—	—	—	—	—	(1,017)	(1,017)
Other(d)	(54)	—	—	(54)	—	4,712	4,658
Adjusted EBITDA	$113,629	$78,585	$62,602	$254,816	$3,968	$(23,702)	$235,082
Three months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$89,745	$53,760	$47,846	$191,351	$(1,776)	$(70,905)	$118,670
Depreciation and amortization	22,316	10,176	13,798	46,290	2,082	1,523	49,895
Utilization of inventory markup(e)	568	—	—	568	—	—	568
Adjustment to gain on acquisition(f)	1,408	—	—	1,408	—	—	1,408
Acquisition and integration related costs(b)	—	—	—	—	—	5,635	5,635
Interest and financing expenses	—	—	—	—	—	15,792	15,792
Income tax expense	—	—	—	—	—	18,495	18,495
Non-operating pension and OPEB items	—	—	—	—	—	(1,028)	(1,028)
Multiemployer plan shortfall contributions(g)	—	—	—	—	—	1,646	1,646
Other(h)	(1,093)	—	(1,250)	(2,343)	—	645	(1,698)
Adjusted EBITDA	$112,944	$63,936	$60,394	$237,274	$306	$(28,197)	$209,383
Nine months ended September 30, 2018

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Net income (loss) attributable to Albemarle Corporation	$315,939	$187,176	$387,038	$890,153	$1,659	$(327,846)	$563,966
Depreciation and amortization	71,760	30,745	37,201	139,706	6,070	4,735	150,511
Restructuring and other(a)	—	—	—	—	—	3,724	3,724
Gain on sale of business(i)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(b)	—	—	—	—	—	13,016	13,016
Interest and financing expenses	—	—	—	—	—	39,834	39,834
Income tax expense	—	—	—	—	—	133,630	133,630
Non-operating pension and OPEB items	—	—	—	—	—	(6,596)	(6,596)
Legal accrual(c)	—	—	—	—	—	27,027	27,027
Albemarle Foundation contribution(j)	—	—	—	—	—	15,000	15,000
Other(d)	(1,439)	—	—	(1,439)	—	22,394	20,955
Adjusted EBITDA	$386,260	$217,921	$205,534	$809,715	$7,729	$(75,082)	$742,362
Nine months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$249,178	$164,193	$158,806	$572,177	$1,622	$(300,583)	$273,216
Depreciation and amortization	62,841	30,306	40,014	133,161	6,284	4,642	144,087
Utilization of inventory markup(e)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(k)	—	—	—	—	—	17,141	17,141
Gain on acquisition(f)	(6,025)	—	—	(6,025)	—	—	(6,025)
Acquisition and integration related costs(b)	—	—	—	—	—	26,395	26,395
Interest and financing expenses(l)	—	—	—	—	—	98,895	98,895
Income tax expense	—	—	—	—	—	53,596	53,596
Non-operating pension and OPEB items	—	—	—	—	—	(3,144)	(3,144)
Multiemployer plan shortfall contributions(g)	—	—	—	—	—	6,586	6,586
Other(h)	(1,093)	—	(1,250)	(2,343)	—	8,201	5,858
Adjusted EBITDA	$327,996	$194,499	$197,570	$720,065	$7,906	$(88,271)	$639,700

(a)
Expected severance payments as part of a business reorganization plan, recorded in Selling, general and administrative expenses. The unpaid balance is recorded in Accrued expenses at September 30, 2018, and is expected to be paid out by the end of 2018.

(b)
Included amounts for the three-month and nine-month periods ended September 30, 2018 recorded in (1) Cost of goods sold of $0.9 million and $2.9 million, respectively; and (2) Selling, general and administrative expenses of $3.4 million and $10.2 million, respectively, relating to various significant projects. Included amounts for the three-month and nine-month periods ended September 30, 2017 recorded in (1) Cost of goods sold of $1.8 million and $12.5 million, respectively; and (2) Selling, general and administrative expenses of $3.8 million and $13.9 million, respectively, relating to various significant projects, including the Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) acquisition, which contains unusual compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s normal compensation arrangements.

(c)	Included in Other income (expenses), net. See Note 9, “Commitments and Contingencies,” for additional information.

(d)	Included amounts for the three months ended September 30, 2018 recorded in:

▪	Cost of goods sold - $3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪
Selling, general and administrative expenses - $0.1 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year, partially offset by a $1.2 million contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community.

▪	Other income (expenses), net - $0.2 million gain related to the revision of previously recorded expenses of disposed businesses.
Included amounts for the nine months ended September 30, 2018 recorded in:

▪	Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪
Selling, general and administrative expenses - $1.5 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year, partially offset by a $1.2 million contribution, using a portion of the proceeds received from Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community.

▪
Other income (expenses), net - $15.6 million of environmental charges related to a site formerly owned by Albemarle and $0.8 million related to the revision of previously recorded expenses of disposed businesses.

(e)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The inventory

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

markup was expensed over the estimated remaining selling period. For the three-month and nine-month periods ended September 30, 2017, $0.6 million and $23.1 million, respectively, was included in Cost of goods sold related to the utilization of the inventory markup.

(f)	Gain recorded in Other income (expenses), net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile.

(g)	Included shortfall contributions for our multiemployer plan financial improvement plan. See Note 11, “Pension Plans and Other Postretirement Benefits,” for additional information.

(h)	Included amounts for the three-month period ended September 30, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪
Other income (expenses), net - $1.1 million related to a reversal of a liability associated with the previous disposal of a property, partially offset by the revision of tax indemnification expenses of $0.7 million primarily related to the filing of tax returns for a previously disposed business.

Included amounts for the nine-month period ended September 30, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪	Selling, general and administrative expenses - $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

▪
Other income (expenses), net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $4.1 million associated with the previous disposal of businesses and the revision of tax indemnification expenses of $1.9 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business. This is partially offset by $1.1 million related to a reversal of a liability associated with the previous disposal of a property.

(i)	See Note 2, “Divestitures,” for additional information.

(j)
Included in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(k)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses for the nine-month period ended September 30, 2017, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at September 30, 2018, with the expectation that the majority of these plans will be completed by the end of 2018.

(l)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2018 and 2017 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Pension Benefits Cost (Credit):
Service cost	$1,238	$1,067	$3,765	$3,090
Interest cost	7,967	8,375	24,010	24,983
Expected return on assets	(10,703)	(9,960)	(32,227)	(29,799)
Amortization of prior service benefit	25	29	71	102
Total net pension benefits credit	$(1,473)	$(489)	$(4,381)	$(1,624)
Postretirement Benefits Cost (Credit):
Service cost	$29	$30	$88	$91
Interest cost	542	585	1,626	1,755
Expected return on assets	(1)	(28)	(5)	(83)
Amortization of prior service benefit	(12)	(24)	(36)	(72)
Total net postretirement benefits cost	$558	$563	$1,673	$1,691
Total net pension and postretirement benefits (credit) cost	$(915)	$74	$(2,708)	$67
As a result of the adoption of new accounting guidance effective January 1, 2018, on a retrospective basis, all components of net benefit cost (credit), other than service cost, are to be shown outside of operations on the consolidated statements of income. We recast these components of net benefit cost (credit), which resulted in a reduction of $0.1 million and $0.4 million in Cost of goods sold, respectively, and $0.9 million and $2.7 million in Selling, general and administrative expenses, respectively, with an offsetting increase of $1.0 million and $3.1 million in Other income (expenses), net, respectively, for the three-month and nine-month periods ended September 30, 2017. There was no impact to Net income attributable to Albemarle Corporation.
During the three-month and nine-month periods ended September 30, 2018, we made contributions of $3.1 million and $9.0 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2017, we made contributions of $2.6 million and $7.7 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.8 million and $2.0 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2018, respectively. During the three-month and nine-month periods ended September 30, 2017, we paid $0.7 million and $1.9 million, respectively, in premiums to the U.S. postretirement benefit plan.
Multiemployer Plan
Effective July 1, 2016, the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf multiemployer plan is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the nine-month period ended September 30, 2017, we made contributions for our employees covered under this plan of approximately $2.0 million, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. In addition, during the three-month and nine-month periods ended September 30, 2017, we made contributions relating to this financial improvement plan to indemnify previously divested businesses of approximately $1.6 million and $4.6 million, respectively, recorded in Other income (expenses), net. There were no contributions made under the financial improvement plan during the three-month and nine-month periods ended September 30, 2018.

NOTE 12—Fair Value of Financial Instruments:
In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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

	September 30, 2018		December 31, 2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,704,894	$1,744,139	$1,845,309	$1,949,638
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2018 and December 31, 2017, we had outstanding foreign currency forward contracts with notional values totaling $531.0 million and $357.4 million, respectively, hedging our exposure to various currencies including the Euro and Chinese Renminbi. Our foreign currency forward contracts outstanding at September 30, 2018 and December 31, 2017 were not designated as hedging instruments under ASC 815, Derivatives and Hedging. The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30,	December 31,
	2018	2017
Foreign currency forward contracts - Other accounts receivable	$142	$—
Foreign currency forward contracts - Accrued expenses	$—	$4,954
Gains and losses on foreign currency forward contracts are recognized in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expenses), net. The following table summarizes these net (losses) gains recognized in our consolidated statements of income during the three-month and nine-month periods ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency forward contracts (losses) gains	$(203)	$803	$(13,034)	$9,010
In addition, for the nine-month periods ended September 30, 2018 and 2017, we recorded losses (gains) of $13.0 million and ($9.0) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash (settlements) receipts of ($18.1) million and $8.9 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$27,871	$27,871	$—	$—
Private equity securities(b)	$31	$31	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,194	$—	$—	$—
Foreign currency forward contracts(d)	$142	$—	$142	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$27,871	$27,871	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Private equity securities(b)	$38	$38	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,121	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Foreign currency forward contracts(d)	$4,954	$—	$4,954	$—

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
(Unaudited)

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

NOTE 14—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended September 30, 2018
Balance at June 30, 2018	$(343,458)	$5	$55,119	$(13,345)	$(301,679)
Other comprehensive loss before reclassifications	(9,549)	—	(3,621)	—	(13,170)
Amounts reclassified from accumulated other comprehensive loss	—	11	—	642	653
Other comprehensive (loss) income, net of tax	(9,549)	11	(3,621)	642	(12,517)
Other comprehensive loss attributable to noncontrolling interests	5	—	—	—	5
Balance at September 30, 2018	$(353,002)	$16	$51,498	$(12,703)	$(314,191)
Three months ended September 30, 2017
Balance at June 30, 2017	$(341,690)	$85	$60,459	$(15,687)	$(296,833)
Other comprehensive income (loss) before reclassifications	56,179	—	(9,681)	—	46,498
Amounts reclassified from accumulated other comprehensive loss	—	(7)	—	529	522
Other comprehensive income (loss), net of tax	56,179	(7)	(9,681)	529	47,020
Other comprehensive income attributable to noncontrolling interests	(130)	—	—	—	(130)
Balance at September 30, 2017	$(285,641)	$78	$50,778	$(15,158)	$(249,943)
Nine months ended September 30, 2018
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(95,515)	—	4,947	—	(90,568)
Amounts reclassified from accumulated other comprehensive loss	—	37	—	1,926	1,963
Other comprehensive (loss) income, net of tax	(95,515)	37	4,947	1,926	(88,605)
Other comprehensive loss attributable to noncontrolling interests	82	—	—	—	82
Balance at September 30, 2018	$(353,002)	$16	$51,498	$(12,703)	$(314,191)
Nine months ended September 30, 2017
Balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	199,303	—	(37,600)	—	161,703
Amounts reclassified from accumulated other comprehensive loss	—	2	—	1,587	1,589
Other comprehensive income (loss), net of tax	199,303	2	(37,600)	1,587	163,292
Other comprehensive income attributable to noncontrolling interests	(823)	—	—	—	(823)
Balance at September 30, 2017	$(285,641)	$78	$50,778	$(15,158)	$(249,943)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits credit. See Note 11, “Pension Plans and Other Postretirement Benefits.”

(b)	The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax benefit (expense) allocated to each component of Other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2018 and 2017 is provided in the following tables (in thousands):

	Three Months Ended September 30,
	2018				2017
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(9,550)	$13	$(4,704)	$834	$56,156	$—	$(15,266)	$834
Income tax benefit (expense)	1	(2)	1,083	(192)	23	(7)	5,585	(305)
Other comprehensive (loss) income, net of tax	$(9,549)	$11	$(3,621)	$642	$56,179	$(7)	$(9,681)	$529

	Nine Months Ended September 30,
	2018				2017
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(95,517)	$43	$6,426	$2,502	$200,366	$10	$(59,292)	$2,502
Income tax benefit (expense)	2	(6)	(1,479)	(576)	(1,063)	(8)	21,692	(915)
Other comprehensive (loss) income, net of tax	$(95,515)	$37	$4,947	$1,926	$199,303	$2	$(37,600)	$1,587

NOTE 15—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales to unconsolidated affiliates	$4,970	$7,309	$20,608	$23,753
Purchases from unconsolidated affiliates(a)	$60,136	$51,983	$186,111	$148,502

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2018	December 31, 2017
Receivables from unconsolidated affiliates	$2,734	$2,406
Payables to unconsolidated affiliates	$54,227	$55,801

NOTE 16—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2018	2017
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$107,385	$53,421

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the nine months ended September 30, 2018 included $33.9 million representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

NOTE 17—Recently Issued Accounting Pronouncements:
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
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. In July 2018, the FASB issued an amendment which would allow entities to initially apply this new standard at the adoption date and recognize a cumulative effect adjustment to the the opening balance of retained earnings. The Company expects to adopt this standard on January 1, 2019 using this transition method. We have made significant progress in evaluating our existing lease contracts and accounting policies to determine the impact this standard will have on the condensed consolidated financial statements and related disclosures. The implementation of this standard will result in the addition of right-of-use assets and lease liabilities on our balance sheet, however, we have not determined the materiality at this time. We have made the decision to adopt several practical expedients as allowed by this new standard, such as the short-term lease exemption and the relief package. We continue to assess the remaining practical expedients. In addition, we are implementing new software to support the adoption of this new standard, as well as continuing to review the impact on our current business processes. We continue to make progress on implementing changes to controls that support recognition and disclosure under this new standard.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
In March 2017, the FASB issued accounting guidance that changes the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”) in the income statement. This new guidance requires service cost to be presented as part of operating income (expense) and all other components of net benefit cost are to be shown outside of operations. This guidance became effective on January 1, 2018 and did not have a significant impact on our financial statements. The prior year consolidated statements of income have been recast to conform to the current presentation required by this guidance. See Note 11, “Pension Plans and Other Postretirement Benefits,” for additional details.
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
In August 2018, the FASB issued accounting guidance that, among other things, eliminates certain disclosure requirements for fair value measurements. Under the new guidance, entities will no longer be required to disclose (a) the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy and (b) the policy for timing of transfers between levels of the fair value hierarchy. As allowed by its provisions, we early-adopted this new guidance in the third quarter of 2018. The adoption of this new guidance did not have a significant impact on our condensed consolidated financial statements.
In August 2018, the FASB issued accounting guidance that, among other things, eliminates certain disclosure requirements for defined benefit pension and other postretirement benefit plans. Under the new guidance, entities will no longer be required to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. As allowed by its provisions, we early-adopted this new guidance in the third quarter of 2018. The adoption of this new guidance does not amend interim disclosure requirements and will not have a significant impact on our consolidated financial statements for the year ended December 31, 2018.
In August 2018, the FASB issued accounting guidance that requires implementation costs incurred in a cloud computing arrangement that is a service contract to be capitalized. Entities will be required to recognize the capitalized implementation costs to expense over the noncancellable term of the cloud computing arrangement. This new guidance will be effective for

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently assessing the impact this guidance will have on our financial statements.

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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially from the outlook expressed or implied in any forward-looking statement include, without limitation, information related to:

•	changes in economic and business conditions;

•	changes in financial and operating performance of our major customers and industries and markets served by us;

•	the timing of orders received from customers;

•	the gain or loss of significant customers;

•	competition from other manufacturers;

•	changes in the demand for our products or the end-user markets in which our products are sold;

•	limitations or prohibitions on the manufacture and sale of our products;

•	availability of raw materials;

•	increases in the cost of raw materials and energy, and our ability to pass through such increases to our customers;

•	changes in our markets in general;

•	fluctuations in foreign currencies;

•	changes in laws and government regulation impacting our operations or our products;

•	the occurrence of regulatory actions, proceedings, claims or litigation;

•	the occurrence of cyber-security breaches, terrorist attacks, industrial accidents, natural disasters or climate change;

•	hazards associated with chemicals manufacturing;

•	the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;

•	political unrest affecting the global economy, including adverse effects from terrorism or hostilities;

•	political instability affecting our manufacturing operations or joint ventures;

•	changes in accounting standards;

•	the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;

•	changes in the jurisdictional mix of our earnings and changes in tax laws and rates;

•
changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations;

•	volatility and uncertainties in the debt and equity markets;

•	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

•	decisions we may make in the future;

•	the ability to successfully execute, operate and integrate acquisitions and divestitures; and

•	the other factors detailed from time to time in the reports we file with the SEC.

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2018 and 2017. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 41.
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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of a challenging global economic environment.
Third Quarter 2018
During the third quarter of 2018:

•
We completed our May 2018 accelerated share repurchase (“ASR”) agreement, receiving and retiring a final settlement of 326,571 shares in September 2018. Under this agreement we received and retired a total of 2,680,704 shares during the nine months ended September 30, 2018. In addition, we entered into a separate $250 million ASR agreement in August 2018, receiving and retiring an initial delivery of 1,984,914 shares of our common stock pursuant to the terms of the second ASR agreement and our share repurchase program. This second ASR agreement is expected to be completed by the end of the fourth quarter of 2018.

•
Our board of directors declared a quarterly dividend of $0.335 per share on July 26, 2018, which was paid on October 1, 2018 to shareholders of record at the close of business as of September 14, 2018.

•	Our net sales for the quarter were $777.7 million, up 3% from net sales of $754.9 million in the third quarter of 2017.

•	Earnings per share were $1.20 (on a diluted basis), an increase from third quarter 2017 results of $1.06 per diluted share.

•	Cash provided by operating activities was $153.1 million in the third quarter, an increase from $129.3 million in the third quarter of 2017.

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
On a longer term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported against a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance and an increasingly favorable global public policy toward acceptance of e-mobility/renewable energy usage. Our long-term outlook is also bolstered by our successful negotiation of long-term supply agreements with our key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resource base and long-term focus on execution.
Bromine Specialties: We expect to see continued growth in net sales and profitability in 2018, due to healthy demand and pricing for our flame retardants and other derivatives. However, with sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could continue to rebound some in 2018, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volumes would likely extend into 2019.
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
On April 3, 2018, we completed the sale of the polyolefin catalysts and components portion of the PCS business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co. for net cash proceeds of approximately $413.5 million.
All Other: The fine chemistry services business will continue to be reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future to be impacted by a challenging agriculture industry environment and the timing of customer orders in pharmaceuticals. We continue to work to reinvigorate the pipeline of new products and services to these markets.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2018 to be approximately 23.0%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the U.S. Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
In the first quarter of 2018, we increased our quarterly dividend rate to $0.335 per share. During the nine months ended September 30, 2018, we received and retired approximately 4.7 million shares of our common stock under our share repurchase program and ASR agreements. The total number of shares to ultimately be delivered under the August 2018 ASR agreement will be determined upon completion of this ASR agreement, which is expected to be by the end of the fourth quarter of 2018. Following the completion of this ASR agreement, we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
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

Results of Operations
The following data and discussion provide an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income.
Third Quarter 2018 Compared to Third Quarter 2017
Selected Financial Data (Unaudited)

	Three Months Ended September 30,		Percentage Change
	2018	2017	2018 vs. 2017
	(In thousands, except percentages and per share amounts)
NET SALES	$777,748	$754,866	3%
Cost of goods sold	497,211	479,210	4%
GROSS PROFIT	280,537	275,656	2%
GROSS PROFIT MARGIN	36.1%	36.5%
Selling, general and administrative expenses	100,167	106,471	(6)%
Research and development expenses	16,610	21,763	(24)%
OPERATING PROFIT	163,760	147,422	11%
OPERATING PROFIT MARGIN	21.1%	19.5%
Interest and financing expenses	(12,988)	(15,792)	(18)%
Other income (expenses), net	3,793	(1,986)	(291)%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	154,565	129,644	19%
Income tax expense	33,167	18,495	79%
Effective tax rate	21.5%	14.3%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	121,398	111,149	9%
Equity in net income of unconsolidated investments (net of tax)	22,081	19,044	16%
NET INCOME	143,479	130,193	10%
Net income attributable to noncontrolling interests	(13,734)	(11,523)	19%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$129,745	$118,670	9%
PERCENTAGE OF NET SALES	16.7%	15.7%
Basic earnings per share	$1.21	$1.07	13%
Diluted earnings per share	$1.20	$1.06	13%
Net Sales
For the three-month period ended September 30, 2018, we recorded net sales of $777.7 million, an increase of $22.9 million, or 3%, compared to net sales of $754.9 million for the three-month period ended September 30, 2017. Net sales increased across all three reportable segments due to $38.4 million of favorable pricing impacts and $31.4 million of higher volumes in Catalysts and Bromine Specialties. Partially offsetting this is $14.0 million in lower Lithium volumes driven by the impact of unexpected shutdowns at three of our lithium sites and $27.0 million related to the Polyolefin Catalysts Divestiture.
Gross Profit
For the three-month period ended September 30, 2018, our gross profit increased $4.9 million, or 2%, from the corresponding 2017 period. Gross profit in 2017 included $10.4 million of gross profit related to the Polyolefin Catalysts

Divestiture, $11.4 million of unfavorable gross profit impact resulting from Hurricane Harvey, while we received a related partial insurance claim reimbursement of $2.2 million in 2018. Gross profit in 2018 was impacted by $3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture. Excluding the impact of these items, gross profit increased by $5.5 million, or 2.0%, primarily due to $38.4 million in favorable price impacts and higher volumes, more than offsetting higher material and production costs across all three reportable segments and higher royalty payments in Lithium. Overall, these factors contributed to a gross profit margin for the three-month period ended September 30, 2018 of 36.1%, down from 36.5% in the corresponding period in 2017.
Selling, General and Administrative Expenses
For the three-month period ended September 30, 2018, our selling, general and administrative (“SG&A”) expenses decreased $6.3 million, or 6%, from the three-month period ended September 30, 2017. This decrease was primarily due to lower compensation related costs and professional fees. As a percentage of net sales, SG&A expenses were 12.9% for the three-month period ended September 30, 2018, compared to 14.1% for the corresponding period in 2017.
Research and Development Expenses
For the three-month period ended September 30, 2018, our research and development (“R&D”) expenses decreased $5.2 million, or 24%, from the three-month period ended September 30, 2017 due to the timing of Lithium spend. As a percentage of net sales, R&D expenses were 2.1% and 2.9% for the three-month periods ended September 30, 2018 and 2017, respectively.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended September 30, 2018 decreased $2.8 million to $13.0 million from the corresponding 2017 period. This decrease is primarily due to the impact of higher capitalized interest from increased capital expenditures in 2018.
Other Income (Expenses), Net
Other income (expenses), net, for the three-month period ended September 30, 2018 was $3.8 million compared to ($2.0) million for the corresponding 2017 period. During the three-month period ended September 30, 2018, we recorded a $2.1 million gain in the fair value of our investment in private equity securities and a net gain of $1.0 million due to updating legal accruals related to products that Albemarle no longer manufactures and a previously disposed business. During the three-month period ended September 30, 2017, we recorded $1.6 million of multiemployer plan financial improvement plan shortfall contributions to indemnify previously divested businesses, a $1.4 million decrease adjustment to the gain recorded for the acquisition of the remaining 50% interest of an equity investment and $1.1 million related to a reversal of a liability associated with the previous disposal of a property, partially offset by the revision of tax indemnification expenses of $0.7 million primarily related to the filing of tax returns for a previously disposed business. The remaining change was primarily due to an increase in foreign exchange losses totaling $3.5 million.
Income Tax Expense
The effective income tax rate for the third quarter of 2018 was 21.5% compared to 14.3% for the third quarter of 2017. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the three-months ended September 30, 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the three months ended September 30, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The increase in the effective tax rate for the three-month period ended September 30, 2018 compared to the same period last year, was driven by a variety of factors, primarily stemming from a change in the geographic mix of earnings.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $22.1 million for the three-month period ended September 30, 2018 compared to $19.0 million in the same period last year. This increase of $3.0 million was primarily due to an increase in equity income in our Lithium joint venture, Windfield Holdings Pty. Ltd.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended September 30, 2018, net income attributable to noncontrolling interests was $13.7 million compared to $11.5 million in the same period last year. This increase of $2.2 million was primarily due to an increase in consolidated income related to our JBC joint venture from higher sales volumes in the quarter.

Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $129.7 million in the three-month period ended September 30, 2018, from $118.7 million in the three-month period ended September 30, 2017. The increase is primarily due to favorable pricing impacts across all reportable segments, favorable volumes in the Bromine Specialties and Catalysts segments, as well as decreased Corporate spending, lower interest costs and the impact of Hurricane Harvery in 2017. This was partially offset by the income from the Polyolefin Catalysts Divestiture, a $3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture, $3.7 million of restructuring and other costs and a higher effective tax rate in 2018.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, after income taxes, was ($12.5) million for the three-month period ended September 30, 2018 compared to $47.0 million for the corresponding period in 2017. The majority of this loss is the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2018 period, other comprehensive loss from foreign currency translation adjustments was $9.5 million, primarily as a result of unfavorable movements in the Chinese Renminbi of approximately $11 million, the Brazilian Real of approximately $3 million and a net unfavorable variance in various other currencies totaling approximately $4 million, partially offset by favorable movements in the Euro of approximately $8 million. Also included in total other comprehensive loss for the 2018 period is a loss of $3.6 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations. In the 2017 period, other comprehensive income from foreign currency translation adjustments was $56.2 million, mainly as a result of favorable movements in the Euro of approximately $50 million, the Brazilian Real of approximately $4 million and the Chinese Renminbi of approximately $4 million, partially offset by a net unfavorable variance in various other currencies totaling approximately $2 million. Also included in total other comprehensive income for the 2017 period is a loss of $9.7 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations.

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

	Three Months Ended September 30,				Percentage Change
	2018	%	2017	%	2018 vs. 2017
	(In thousands, except percentages)
Net sales:
Lithium	$270,928	34.8%	$269,238	35.7%	1%
Bromine Specialties	232,616	29.9%	212,923	28.2%	9%
Catalysts	251,139	32.3%	244,594	32.4%	3%
All Other	23,065	3.0%	28,021	3.7%	(18)%
Corporate	—	—%	90	—%	(100)%
Total net sales	$777,748	100.0%	$754,866	100.0%	3%

Adjusted EBITDA:
Lithium	$113,629	48.4%	$112,944	53.9%	1%
Bromine Specialties	78,585	33.4%	63,936	30.5%	23%
Catalysts	62,602	26.6%	60,394	28.9%	4%
All Other	3,968	1.7%	306	0.2%	*
Corporate	(23,702)	(10.1)%	(28,197)	(13.5)%	(16)%
Total adjusted EBITDA	$235,082	100.0%	$209,383	100.0%	12%
* Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$90,313	$67,967	$50,491	$208,771	$1,978	$(81,004)	$129,745
Depreciation and amortization	23,370	10,618	12,111	46,099	1,990	1,618	49,707
Restructuring and other(a)	—	—	—	—	—	3,724	3,724
Acquisition and integration related costs(b)	—	—	—	—	—	4,305	4,305
Interest and financing expenses	—	—	—	—	—	12,988	12,988
Income tax expense	—	—	—	—	—	33,167	33,167
Non-operating pension and OPEB items	—	—	—	—	—	(2,195)	(2,195)
Legal accrual(c)	—	—	—	—	—	(1,017)	(1,017)
Other(d)	(54)	—	—	(54)	—	4,712	4,658
Adjusted EBITDA	$113,629	$78,585	$62,602	$254,816	$3,968	$(23,702)	$235,082
Three months ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$89,745	$53,760	$47,846	$191,351	$(1,776)	$(70,905)	$118,670
Depreciation and amortization	22,316	10,176	13,798	46,290	2,082	1,523	49,895
Utilization of inventory markup(e)	568	—	—	568	—	—	568
Adjustment to gain on acquisition(f)	1,408	—	—	1,408	—	—	1,408
Acquisition and integration related costs(b)	—	—	—	—	—	5,635	5,635
Interest and financing expenses	—	—	—	—	—	15,792	15,792
Income tax expense	—	—	—	—	—	18,495	18,495
Non-operating pension and OPEB items	—	—	—	—	—	(1,028)	(1,028)
Multiemployer plan shortfall contributions(g)	—	—	—	—	—	1,646	1,646
Other(h)	(1,093)	—	(1,250)	(2,343)	—	645	(1,698)
Adjusted EBITDA	$112,944	$63,936	$60,394	$237,274	$306	$(28,197)	$209,383

(a)
Expected severance payments as part of a business reorganization plan, recorded in Selling, general and administrative expenses. The unpaid balance is recorded in Accrued expenses at September 30, 2018, and is expected to be paid out by the end of 2018.

(b)
Included amounts for the three-month periods ended September 30, 2018 and 2017 recorded in (1) Cost of goods sold of $0.9 million and $1.8 million, respectively; and (2) Selling, general and administrative expenses of $3.4 million and $3.8 million, respectively, relating to various significant projects.

(c)
Included in Other income (expenses), net is a gain of $1.4 million related to the revision of an accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures, partially offset by a $0.4 million charge related to the revision of an accrual resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(d)	Included amounts for the three months ended September 30, 2018 recorded in:

•	Cost of goods sold - $3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

•
Selling, general and administrative expenses - $0.1 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year, partially offset by a $1.2 million contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community.

•	Other income (expenses), net - $0.2 million gain related to the revision of previously recorded expenses of disposed businesses.

(e)
In connection with the acquisition of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”), the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The inventory markup was expensed over the estimated remaining selling period. For the three-month period ended September 30, 2017, $0.6 million was included in Cost of goods sold related to the utilization of the inventory markup.

(f)	Gain recorded in Other income (expenses), net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile.

(g)
Included in Other income (expenses), net, is $1.6 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan, to indemnify previously divested businesses.

(h)	Included amounts for the three months ended September 30, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪
Other income (expenses), net - $1.1 million related to a reversal of a liability associated with the previous disposal of a property, partially offset by the revision of tax indemnification expenses of $0.7 million primarily related to the filing of tax returns for a previously disposed business.

Lithium
Lithium segment net sales for the three-month period ended September 30, 2018 were $270.9 million, up $1.7 million, or 1%, compared to the corresponding period of 2017. The increase was primarily driven by $16.2 million of favorable pricing due to strong demand, partially offset by $14.0 million of lower volumes driven by the impact of unexpected shutdowns at three of our sites. Adjusted EBITDA for Lithium was up 1%, or $0.7 million, to $113.6 million for the three-month period ended September 30, 2018, compared to the corresponding period of 2017, primarily due to favorable pricing, partially offset by higher royalty payments and lower sales volumes.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended September 30, 2018 were $232.6 million, up $19.7 million, or 9%, compared to the corresponding period of 2017. The increase was primarily driven by $15.0 million in favorable pricing and $4.8 million of higher volume due to continued strong demand in flame retardants, bromine and other derivatives. Adjusted EBITDA for Bromine Specialties was up 23%, or $14.6 million, to $78.6 million for the three-month period ended September 30, 2018, compared to the corresponding period of 2017. This increase was primarily due to favorable pricing across most products and increased sales volumes, more than offsetting the impact of higher raw material pricing.
Catalysts
Catalysts segment net sales for the three-month period ended September 30, 2018 were $251.1 million, an increase of $6.5 million, or 3%, compared to the corresponding period of 2017. This increase was primarily due to sales volumes in CFT and FCC and $7.1 million of favorable price impacts due to pass through of some higher raw material costs. Partially offsetting this was $27.0 million related to the Polyolefin Catalysts Divestiture. Catalysts adjusted EBITDA increased 4%, or $2.2 million, to $62.6 million for the three-month period ended September 30, 2018 in comparison to the corresponding period of 2017. This increase was primarily due to higher volumes and favorable pricing more than offsetting higher raw material costs. The impact of the $10.5 million adjusted EBITDA related to the Polyolefin Catalyst Divestiture was more than offset by the $10.9 million year over year impact of Hurricane Harvey, which affected the Company in the third quarter of 2017. This includes a partial insurance claim reimbursement of $2.2 million received in the third quarter of 2018.

All Other
All Other net sales for the three-month period ended September 30, 2018 were $23.1 million, a decrease of $5.0 million, or 18%, compared to the three-month period ended September 30, 2017. This decrease was primarily due to $3.1 million of lower sales volumes and $2.0 million of unfavorable price impacts for the fine chemistry services business. All Other adjusted EBITDA increased $3.7 million for the three-month period ended September 30, 2018 in comparison to the corresponding period of 2017. This increase was primarily due to a $2.1 million gain in the fair value of our investment in private equity securities and favorable impact of product mix, partially offset by unfavorable pricing for the fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a charge of $23.7 million for the three-month period ended September 30, 2018, compared to a charge of $28.2 million for the corresponding period of 2017. The change was primarily due to lower SG&A spend, which more than offset $3.5 million of unfavorable currency translation.
Nine Months 2018 Compared to Nine Months 2017
Selected Financial Data (Unaudited)

	Nine Months Ended September 30,		Percentage Change
	2018	2017	2018 vs 2017
	(In thousands, except percentages and per share amounts)
NET SALES	$2,453,251	$2,214,187	11%
Cost of goods sold	1,556,379	1,411,614	10%
GROSS PROFIT	896,872	802,573	12%
GROSS PROFIT MARGIN	36.6%	36.2%
Selling, general and administrative expenses	325,174	331,984	(2)%
Research and development expenses	53,670	63,423	(15)%
Gain on sale of business	(218,705)	—	*
OPERATING PROFIT	736,733	407,166	81%
OPERATING PROFIT MARGIN	30.0%	18.4%
Interest and financing expenses	(39,834)	(98,895)	(60)%
Other expenses, net	(31,906)	(3,399)	*
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	664,993	304,872	118%
Income tax expense	133,630	53,596	149%
Effective tax rate	20.1%	17.6%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	531,363	251,276	111%
Equity in net income of unconsolidated investments (net of tax)	61,727	55,263	12%
NET INCOME	593,090	306,539	93%
Net income attributable to noncontrolling interests	(29,124)	(33,323)	(13)%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$563,966	$273,216	106%
PERCENTAGE OF NET SALES	23.0%	12.3%
Basic earnings per share	$5.16	$2.46	110%
Diluted earnings per share	$5.11	$2.43	110%
* Percentage calculation is not meaningful.
Net Sales
For the nine-month period ended September 30, 2018, we recorded net sales of $2.45 billion, an increase of $239.1 million, or 11%, compared to net sales of $2.21 billion for the nine-month period ended September 30, 2017. Net sales increased across all three reportable segments due to $135.5 million of higher volumes, $121.4 million of favorable pricing impacts and $34.9 million of favorable currency exchange. This was partially offset by $52.7 million related to the Polyolefin Catalysts Divestiture.
Gross Profit
For the nine-month period ended September 30, 2018, our gross profit increased $94.3 million, or 12%, from the corresponding 2017 period. Cost of goods sold for the nine-month period ended September 30, 2018 included a decrease of $9.6 million in acquisition and integration related costs from various significant projects compared to the corresponding period in 2017. In addition, gross profit in 2017 included a $23.1 million charge related to the markup of inventory purchased as part of the Jiangli New Materials acquisition, restructuring costs of $2.9 million related to a plan to reduce costs at several locations and $20.3 million of gross profit related to the Polyolefin Catalysts Divestiture. Gross profit in 2017 was unfavorably impacted by $11.4 million as a result of Hurricane Harvey, while we received a related partial insurance claim reimbursement of $4.2 million in 2018. Excluding the impact of these items, gross profit increased by $63.1 million, or 7.5%, primarily due to $121.4 million in favorable pricing impacts and higher volumes, more than offsetting higher material costs and royalty payments in Lithium. Overall, these factors contributed to a gross profit margin for the nine-month period ended September 30, 2018 of 36.6%, up from 36.2% in the corresponding period in 2017.
Selling, General and Administrative Expenses
For the nine-month period ended September 30, 2018, our SG&A expenses decreased $6.8 million, or 2%, from the nine-month period ended September 30, 2017. SG&A for the nine-month period ended September 30, 2018 included $16.2 million of charitable contributions beyond the Company’s ordinary, recurring charitable contributions, a decrease in restructuring and other costs related to several locations of $4.7 million and $3.7 million less acquisition and integration related costs for various significant projects. The remaining decrease is primarily due to lower compensation related costs and professional fees. As a percentage of net sales, SG&A expenses were 13.3% for the nine-month period ended September 30, 2018, compared to 15.0% for the corresponding period in 2017.
Research and Development Expenses
For the nine-month period ended September 30, 2018, our R&D expenses decreased $9.8 million, or 15%, from the nine-month period ended September 30, 2017. Included in R&D expenses for the nine-month period ended September 30, 2017 were $5.8 million of restructuring costs related to our Lithium sites in Germany. As a percentage of net sales, R&D expenses were 2.2% and 2.9% for the nine-month periods ended September 30, 2018 and 2017, respectively.
Gain on Sale of Business
The nine-month period ended September 30, 2018 includes a gain before income taxes of $218.7 million related to the Polyolefin Catalysts Divestiture, which closed in the second quarter of 2018.
Interest and Financing Expenses
Interest and financing expenses for the nine-month period ended September 30, 2018 decreased $59.1 million to $39.8 million from the corresponding 2017 period. This decrease was mainly due to a loss on early extinguishment of debt of $52.8 million in 2017 relating to the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes. The remaining difference is primarily related to the impact of higher capitalized interest from increased capital expenditures during 2018.
Other Expenses, Net
Other expenses, net, for the nine-month period ended September 30, 2018 was $31.9 million compared to $3.4 million for the corresponding 2017 period. During the nine-month period ended September 30, 2018, we recorded $27.0 million of legal accruals, related to products that Albemarle no longer manufactures and a previously disposed business and $15.6 million related to environmental charges related to a site formerly owned by Albemarle, partially offset by a $2.1 million gain in the fair value of our investment in private equity securities. During the nine-month period ended September 30, 2017, we recorded $9.2 million of charges related to previously disposed properties or businesses, partially offset by a $6.0 million gain related to the acquisition of the remaining 50% interest of an equity investment in 2017 and $1.1 million related to the reversal of a liability associated with the previous disposal of a property. The remaining change was primarily due to a decrease in foreign exchange losses totaling $2.2 million and an increase in interest income.
Income Tax Expense
The effective income tax rate for the first nine months of 2018 was 20.1% compared to 17.6% for the first nine months of 2017. The difference between the U.S. federal statutory income tax rate of 21% and our effective income tax rate for the nine months ended September 30, 2018 was impacted by a variety of factors, primarily stemming from the location in which income is earned. The difference between the U.S. federal statutory income tax rate of 35% and our effective income tax rate for the nine months ended September 30, 2017 was primarily due to the impact of earnings from outside the U.S., and is mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The increase in the effective tax rate for the nine-month period ended September 30, 2018 compared to the same period last year, was driven by a variety of factors, primarily stemming from a change in the geographic mix of earnings.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $61.7 million for the nine-month period ended September 30, 2018 compared to $55.3 million in the same period last year. This increase of $6.5 million was primarily due to higher equity income reported by our Lithium joint venture, Windfield Holdings Pty. Ltd., partially offset by a decrease in equity income in our Catalysts segment.
Net Income Attributable to Noncontrolling Interests
For the nine-month period ended September 30, 2018, net income attributable to noncontrolling interests was $29.1 million compared to $33.3 million in the same period last year. This decrease of $4.2 million was primarily due to a decrease in consolidated income related to our JBC joint venture from lower sales volumes related to the installation of additional production capacity in the current year.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $564.0 million in the nine-month period ended September 30, 2018, from $273.2 million in the nine-month period ended September 30, 2017. The increase is primarily due to the after-tax gain of $176.6 million related to the Polyolefin Catalysts Divestiture, favorable pricing impacts and greater sales volumes in all reportable segments, a $13.4 million decrease in restructuring and other costs and a $13.4 million decrease in acquisition and integration costs in the nine-month period ended September 30, 2018. This increase also reflects a $52.8 million loss on early extinguishment of debt related to the repayment of senior notes recorded in the corresponding period of 2017. This was partially offset by $27.0 million of legal accruals related to products that Albemarle no longer manufactures and a previously disposed business, $16.2 million of charitable contributions beyond the Company’s ordinary, recurring charitable contributions, $15.6 million related to environmental charges related to a site formerly owned by Albemarle recorded in the nine-month period ended September 30, 2018 and a $6.0 million gain related to the acquisition of the remaining 50% interest of equity investment in the corresponding period of 2017.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, net of tax, was ($88.6) million for the nine-month period ended September 30, 2018 compared to $163.3 million for the corresponding period in 2017. The majority of this loss is the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the nine-month period ended September 30, 2018, other comprehensive loss from foreign currency translation adjustments was $95.5 million, primarily as a result of unfavorable movements in the Euro of approximately $55 million, the Brazilian Real of approximately $15 million, the Chinese Renminbi of approximately $15 million, the Korean Won of approximately $4 million and a net unfavorable variance in various other currencies totaling approximately $6 million. Also included in total other comprehensive loss for the 2018 period is income of $4.9 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations. In the corresponding 2017 period, other comprehensive income from foreign currency translation adjustments was $199.3 million, primarily resulting from favorable movements in the Euro of approximately $174 million, the Chinese Renminbi of approximately $9 million, the Korean Won of approximately $8 million, and a net favorable variance in various other currencies totaling approximately $7 million (each approximately $4 million or less). Also included in total other comprehensive income for the corresponding 2017 period is a loss of $37.6 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations.

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2017 have been recast to reflect the change in segments previously noted. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our core businesses.

	Nine Months Ended September 30,				Percentage Change
	2018	%	2017	%	2018 vs. 2017
	(In thousands, except percentages)
Net sales:
Lithium	$886,523	36.1%	$729,288	32.9%	22%
Bromine Specialties	678,769	27.7%	636,059	28.7%	7%
Catalysts	796,822	32.5%	756,407	34.2%	5%
All Other	90,978	3.7%	91,144	4.1%	—%
Corporate	159	—%	1,289	0.1%	(88)%
Total net sales	$2,453,251	100.0%	$2,214,187	100.0%	11%

Adjusted EBITDA:
Lithium	$386,260	52.0%	$327,996	51.3%	18%
Bromine Specialties	217,921	29.4%	194,499	30.4%	12%
Catalysts	205,534	27.7%	197,570	30.8%	4%
All Other	7,729	1.0%	7,906	1.3%	(2)%
Corporate	(75,082)	(10.1)%	(88,271)	(13.8)%	(15)%
Total adjusted EBITDA	$742,362	100.0%	$639,700	100.0%	16%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine Months Ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$315,939	$187,176	$387,038	$890,153	$1,659	$(327,846)	$563,966
Depreciation and amortization	71,760	30,745	37,201	139,706	6,070	4,735	150,511
Restructuring and other(a)	—	—	—	—	—	3,724	3,724
Gain on sale of business(b)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(c)	—	—	—	—	—	13,016	13,016
Interest and financing expenses	—	—	—	—	—	39,834	39,834
Income tax expense	—	—	—	—	—	133,630	133,630
Non-operating pension and OPEB items	—	—	—	—	—	(6,596)	(6,596)
Multiemployer plan shortfall contributions	—	—	—	—	—	—	—
Legal accrual(d)	—	—	—	—	—	27,027	27,027
Albemarle Foundation contribution(e)	—	—	—	—	—	15,000	15,000
Other(f)	(1,439)	—	—	(1,439)	—	22,394	20,955
Adjusted EBITDA	$386,260	$217,921	$205,534	$809,715	$7,729	$(75,082)	$742,362
Nine Months Ended September 30, 2017
Net income (loss) attributable to Albemarle Corporation	$249,178	$164,193	$158,806	$572,177	$1,622	$(300,583)	$273,216
Depreciation and amortization	62,841	30,306	40,014	133,161	6,284	4,642	144,087
Utilization of inventory markup(g)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(h)	—	—	—	—	—	17,141	17,141
Gain on acquisition(i)	(6,025)	—	—	(6,025)	—	—	(6,025)
Acquisition and integration related costs(c)	—	—	—	—	—	26,395	26,395
Interest and financing expenses(j)	—	—	—	—	—	98,895	98,895
Income tax expense	—	—	—	—	—	53,596	53,596
Non-operating pension and OPEB items	—	—	—	—	—	(3,144)	(3,144)
Multiemployer plan shortfall contributions(k)	—	—	—	—	—	6,586	6,586
Other(l)	(1,093)	—	(1,250)	(2,343)	—	8,201	5,858
Adjusted EBITDA	$327,996	$194,499	$197,570	$720,065	$7,906	$(88,271)	$639,700

(a)
Expected severance payments as part of a business reorganization plan, recorded in Selling, general and administrative expenses. The unpaid balance is recorded in Accrued expenses at September 30, 2018, and is expected to be paid out by the end of 2018.

(b)	See “Gain on Sale of Business” on page 36 for a description of this gain.

(c)
Included amounts for the nine-month periods ended September 30, 2018 and 2017 recorded in (1) Cost of goods sold of $2.9 million and $12.5 million, respectively; and (2) Selling, general and administrative expenses of $10.2 million and $13.9 million, respectively, relating to various significant projects.

(d)
Included in Other expenses, net is a $16.2 million accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and a $10.8 million accrual resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(e)
Included in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the ordinary annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(f)	Included amounts for the nine months ended September 30, 2018 recorded in:

•	Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

•
Selling, general and administrative expenses - $1.5 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year, partially offset by a $1.2 million contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community.

•
Other expenses, net - $15.6 million of environmental charges related to a site formerly owned by Albemarle and $0.8 million related to the revision of previously recorded expenses of disposed businesses.

(g)
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

(h)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses and $5.8 million in Research and development expenses, primarily related to restructuring costs. The unpaid balance is recorded in Accrued expenses at September 30, 2018, with the expectation that the majority of this plan will be completed by the end of 2018.

(i)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in the Sales de Magnesio Ltda. joint venture in Chile.

(j)
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

(k)
Included in Selling, general and administrative expenses is $2.0 million for additional capital reserve contributions to a multiemployer plan, which is subject to a financial improvement plan. In addition, additional capital reserve contributions for this multiemployer plan of $4.6 million, included in Other expenses, net, have been made to indemnify previously divested businesses.

(l)	Included amounts for the nine months ended September 30, 2017 recorded in:

▪	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

▪	Selling, general and administrative expenses - $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

▪
Other expenses, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $4.1 million associated with the previous disposal of a businesses and the revision of tax indemnification expenses of $1.9 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business. This is partially offset by $1.1 million related to a reversal of a liability associated with the previous disposal of a property.

Lithium
Lithium segment net sales for the nine-month period ended September 30, 2018 were $886.5 million, up $157.2 million, or 22%, compared to the corresponding period of 2017. The increase was primarily driven by $74.8 million of favorable pricing due to strong demand, which continues to drive investment in new capacity, $64.3 million of higher sales volumes and $18.4 million of favorable currency translation primarily driven by the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Lithium was up 18%, or $58.3 million, to $386.3 million for the nine-month period ended September 30, 2018, compared to the corresponding period of 2017, primarily due to favorable pricing, higher sales volumes and $2.6 million of favorable currency translation, partially offset by higher royalty payments.
Bromine Specialties
Bromine Specialties segment net sales for the nine-month period ended September 30, 2018 were $678.8 million, up $42.7 million, or 7%, compared to the corresponding period of 2017. The increase was driven mainly by $32.1 million in favorable pricing in flame retardants, bromine and other derivatives due to continued strong demand, $3.4 million in higher sales volumes and $7.2 million of favorable currency translation driven by the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Bromine Specialties was up 12%, or $23.4 million, to $217.9 million for the nine-month period ended September 30, 2018, compared to the corresponding period of 2017. This increase was primarily due to favorable pricing across most products and $6.3 million of favorable currency translation related to the Euro, more than offsetting the impact of higher freight, raw materials and production costs.
Catalysts
Catalysts segment net sales for the nine-month period ended September 30, 2018 were $796.8 million, an increase of $40.4 million, or 5%, compared to the corresponding period of 2017. This increase was primarily due to $65.1 million of higher volumes, primarily related to FCC and PCS, $18.7 million of favorable price impacts due to pass through of higher raw material costs and $9.2 million of favorable currency translation primarily driven by the weaker U.S. Dollar against the Euro. Partially offsetting this was $52.7 million related to the Polyolefin Catalysts Divestiture. Catalysts adjusted EBITDA increased 4%, or $8.0 million, to $205.5 million for the nine-month period ended September 30, 2018 in comparison to the corresponding period of 2017. This increase was primarily due to favorable price impact and higher volumes, partially offset by higher raw material costs. In addition, the nine-month period ended September 30, 2017 included a $20.3 million adjusted EBITDA impact from the Polyolefin Catalyst Divestiture, which was partially offset by the $12.9 million year over year impact of Hurricane Harvey, which affected the Company in the third quarter of 2017. This includes a partial insurance claim reimbursement of $4.2 million received in the third quarter of 2018.

All Other
All Other net sales for the nine-month period ended September 30, 2018 were $91.0 million, a decrease of $0.2 million compared to the nine-month period ended September 30, 2017. This decrease was primarily due to unfavorable pricing, partially offset by higher volumes for the fine chemistry services business. All Other adjusted EBITDA was down 2%, or $0.2 million, for the nine-month period ended September 30, 2018 in comparison to the corresponding period of 2017, primarily due to unfavorable pricing impacts and product mix for the fine chemistry services business, partially offset by a $2.1 million gain in the fair value of our investment in private equity securities.
Corporate
Corporate adjusted EBITDA was a charge of $75.1 million for the nine-month period ended September 30, 2018, compared to a charge of $88.3 million for the corresponding period of 2017. The change was primarily due to lower SG&A spend related to compensation related costs and professional fees, partially offset by $2.3 million of unfavorable currency translation.

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
Cash Flow
During the first nine months of 2018, cash on hand, cash provided by operations and $413.5 million of net proceeds from divestitures funded $135.8 million of commercial paper repayments, net of borrowings, $500.0 million of accelerated share repurchase programs, $471.7 million of capital expenditures for plant, machinery and equipment, and mining resource development, and dividends to shareholders of $108.9 million. Our operations provided $376.9 million of cash flows during the first nine months of 2018, as compared to $74.8 million for the first nine months of 2017, with the increase primarily arising from the payment of approximately $255 million in taxes related to the Chemetall divestiture in 2017. Our cash from operations in 2018 included an outflow from working capital changes of $131.8 million, primarily due to the build-up of inventory in the Lithium and Catalysts reportable segments resulting from higher forecasted sales in the fourth quarter. Overall, our cash and cash equivalents decreased by approximately $496.1 million to $641.2 million at September 30, 2018 from $1.14 billion at December 31, 2017.
Under our existing Board authorized share repurchase program, during 2018, the Company entered into two separate ASR agreements with financial institutions. Under each ASR agreement, the Company paid $250 million from available cash on hand. Under the terms of the first ASR agreement, which was completed on September 28, 2018, the Company received and retired a total of 2,680,704 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of this ASR agreement, less an agreed discount. Under the terms of the second ASR agreement, the Company received and retired an initial delivery of 1,984,914 shares of our common stock with a fair market value of $200 million. The total number of shares to ultimately be delivered under the ASR agreement will be determined upon completion of the second ASR agreement, which is expected to be by the end of the fourth quarter of 2018, and will generally be based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. In total, through September 30, 2018, we received and retired 4,665,618 shares under these agreements, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2018. As of September 30, 2018, there were 7,993,299 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Capital expenditures for the nine-month period ended September 30, 2018 of $471.7 million were associated with property, plant and equipment additions. We expect our capital expenditures to approximate $800 to $900 million in 2018 for Lithium growth and capacity increases, productivity and continuity of operations projects. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.

On April 3, 2018, the Company closed the Polyolefin Catalysts Divestiture to W.R. Grace & Co. for proceeds of approximately $413.5 million in cash and recorded a gain of $218.7 million before income taxes during the nine months ended September 30, 2018 related to the sale of this business. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The Polyolefin Catalysts Divestiture reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.
Net current assets were $932.6 million and $1.28 billion at September 30, 2018 and December 31, 2017, respectively. The decrease is primarily due to the reduction in cash and cash equivalents to fund the ASR programs we entered into during 2018. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 23, 2018, we increased our quarterly dividend rate to $0.335 per share, a 5% increase from the quarterly rate of $0.32 per share paid in 2017.
At September 30, 2018 and December 31, 2017, our cash and cash equivalents included $538.3 million and $1.10 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2018 and 2017, we repatriated approximately $621.8 million and $7.5 million of cash, respectively, as part of these foreign earnings cash repatriation activities. A portion of the cash repatriations was used to repay a net amount of $135.8 million of commercial paper during 2018. We continue to evaluate our indefinite reinvestment assertion as a result of the TCJA.
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

On June 21, 2018, we entered into a revolving, unsecured credit agreement (“2018 Credit Agreement”) to replace our revolving, unsecured credit agreement dated as of February 7, 2014, as amended. The 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of September 30, 2018. There were no borrowings outstanding under the 2018 Credit Agreement as of September 30, 2018.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2018, we had $285.5 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.39% and a weighted-average maturity of 31 days. During the first nine months of 2018, we repaid a net amount of $135.8 million of commercial paper notes using cash on hand. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2018 and December 31, 2017.
The non-current portion of our long-term debt amounted to $1.41 billion at September 30, 2018, compared to $1.42 billion at December 31, 2017. In addition, at September 30, 2018, we had the ability to borrow $714.5 million under our commercial paper program and the 2018 Credit Agreement, and $243.2 million under other existing lines of credit, subject to various financial covenants under our 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2018, we were, and currently are, in compliance with all of our long term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $69.3 million at September 30, 2018. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
There have been no significant changes in our contractual obligations from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
Total expected 2018 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $9.0 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2018.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $22.2 million at September 30, 2018 and $24.4 million at December 31, 2017. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.2 million at September 30, 2018 and $14.6 million at December 31,

2017. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2018 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures, including the Polyolefin Catalysts Divestiture, and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
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
We had cash and cash equivalents totaling $641.2 million at September 30, 2018, of which $538.3 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 17, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2017.
We had variable interest rate borrowings of $292.6 million outstanding at September 30, 2018, bearing a weighted average interest rate of 2.34% and representing approximately 17% of our total outstanding debt. A hypothetical 10% change (approximately 23 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.7 million as of September 30, 2018. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $531.0 million and with a fair value representing a net asset position of $0.1 million at September 30, 2018. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2018, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $12.3 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $10.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2018, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

The following table summarizes our repurchases of equity securities for the three-month period ended September 30, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs
July 1, 2018 to July 31, 2018	—	$—	—	10,304,784
August 1, 2018 to August 31, 2018(b)	1,984,914	100.76	1,984,914	8,319,870
September 1, 2018 to September 30, 2018(c)	326,571	93.19	326,571	7,993,299
Total	2,311,485		2,311,485

(a)
Our stock repurchase plan, which was authorized by our Board of Directors, permits the Company to repurchase up to a maximum of 15,000,000 shares. The stock repurchase plan will expire when we have repurchased all shares authorized for repurchase thereunder, unless the stock repurchase plan is earlier terminated by action of our Board of Directors or further shares are authorized for repurchase.

(b)
In the third quarter of 2018, we paid $250 million under the ASR agreement, receiving and retiring an initial delivery of 1,984,914 shares. This agreement is expected to be completed in the fourth quarter of 2018. The Average Price Paid Per Share was calculated using the closing price per share of our common stock the date the ASR agreement was signed. See Item 1 Financial Statements - Note 5, “Earnings Per Share,” to the condensed consolidated financial statements included in this quarterly report.

(c)
In the second quarter of 2018, we paid $250 million under the ASR agreement. Under the terms of the agreement, in September 2018 the ASR agreement was completed and we received and retired a final settlement of 326,751 shares. The Average Price Paid Per Share was calculated using the daily Rule 10b-18 volume-weighted average prices of our common stock over the term of the ASR agreement, less an agreed discount. See Item 1 Financial Statements - Note 5, “Earnings Per Share,” to the condensed consolidated financial statements included in this quarterly report.

Item 6.	Exhibits.
(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2018, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and 2017, (iii) the Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2018 and 2017, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 7, 2018	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)