Form 10-K
period 2018-12-31
ALBEMARLE CORP
filed 2019-02-27
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-12658
ALBEMARLE CORPORATION
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4250 Congress Street, Suite 900
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $10.2 billion based on the last reported sale price of common stock on June 30, 2018, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 20, 2019: 105,753,864
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2018

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.
Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 4250 Congress Street, Suite 900, Charlotte, North Carolina 28209. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and its consolidated subsidiaries.
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
We and our joint ventures currently operate 29 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2018, we served approximately 2,300 customers, none of which individually represents more than 10% of net sales of the Company, in approximately 100 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
Effective January 1, 2018, the PCS product category merged with our former Refining Solutions reportable segment to form a global business focused on catalysts. As a result, our three reportable segments include Lithium, Bromine Specialties and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset efficiency, market focus, agility and responsiveness. We expect this change to provide further clarity into the performance of each business. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted.
For financial information regarding our reportable segments and geographic area information, see Note 24, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
Lithium Segment
Our Lithium business develops lithium materials for a wide range of industries and end markets. We are a low-cost producer of one of the most diverse product portfolios of lithium derivatives in the industry.
We develop and manufacture a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, lithium chloride, and value-added lithium specialties and reagents, including butyllithium and lithium aluminum hydride. Lithium is a key component in products and processes used in a variety of applications and industries, which include lithium batteries used in consumer electronics and electric vehicles, high performance greases, thermoplastic elastomers for car tires, rubber soles and plastic bottles, catalysts for chemical reactions, organic synthesis processes in the areas of steroid chemistry and vitamins, various life science applications, as well as intermediates in the pharmaceutical industry, among other applications. We also develop and manufacture cesium products for the chemical and pharmaceutical industries, and zirconium, barium and titanium products for various pyrotechnical applications, including airbag initiators.
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
Competition
The global lithium market consists of producers primarily located in the Americas, Asia and Australia. Major competitors in lithium compounds include Livent Corporation, Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, and Jiangxi Ganfeng Lithium. In the cesium and other specialty metal business, key competitors include Cabot Corporation and Sigma-Aldrich Corporation. Competition in the global lithium market is largely based on product quality, product diversity, reliability of supply and customer service.

Albemarle Corporation and Subsidiaries

Raw Materials and Significant Supply Contracts
We obtain lithium through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada. After we obtain the lithium brine from the Salar de Atacama, we process it into lithium carbonate and lithium chloride at a plant in nearby La Negra, Chile. The lithium brine from our Silver Peak site is processed into lithium carbonate at our plant in Silver Peak. Subsequently, in other locations in the United States (“U.S.”), Germany, France and Taiwan, we further process the materials into various derivatives, depending on the markets we serve. In addition, in December 2018, we purchased undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina from Bolland Minera S.A. If necessary, we can also obtain lithium from other sources.
Our mineral rights with respect to the Salar de Atacama in Chile consist exclusively of our right to access lithium brine, covering an area of approximately 16,700 hectares, pursuant to a long-term contract with the Chilean government, originally entered into in January 1975 by one of our predecessors and subsequently amended and restated. The amended agreement provides us with sufficient lithium to produce over 80,000 metric tons annually of technical and battery grade lithium salts over the next 25 years at our expanding battery grade manufacturing facilities in La Negra, Chile. In addition, the amended agreement provides for commission payments to the Chilean government based on sales price/metric ton, our support of research and development in Chile in lithium applications and solar energy, and our support of local communities in Northern Chile. In March 2018, we received approval from Chilean Economic Development Agency (“CORFO”) to increase lithium production quota in Chile to as much as 145,000 metric tons of lithium carbonate equivalent annually through 2043, after developing an innovative technology that could lead to a sustainable increase in total lithium production in Chile without the need for additional brine pumping at the Salar de Atacama.
Our mineral rights in Silver Peak, Nevada consist of our right to access lithium brine pursuant to our permitted and certified senior water rights, a settlement agreement with the U.S. government, originally entered into in June 1991, and our patented and unpatented land claims. Pursuant to the 1991 agreement, our water rights and our land claims, we have rights to all lithium that we can remove economically from the Clayton Valley Basin in Nevada. We have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of approximately 15,301 acres, 10,826 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to unpatented land claims that are renewed annually. Based on our 2018 production levels, we believe that the amount of lithium brine we can economically obtain from our Silver Peak, Nevada site pursuant to our rights could support the current levels of lithium carbonate production for approximately 20 years. Assuming certain operating conditions are satisfied, our annual lithium carbonate production capacity is estimated to be at least 6,000 metric tons at our Silver Peak facility. However, no assurance can be given that the indicated levels of production of lithium carbonate at either Silver Peak or La Negra will be realized.
We also obtain lithium through hard rock mining via our 49% interest in Windfield Holdings Pty. Ltd., which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia (“Talison”). Talison, through its wholly-owned subsidiaries, owns and operates a lithium mine in Greenbushes, Western Australia and mines lithium ore, which is then milled and processed to separate lithium concentrate from the rest of the ore. The ore is processed into battery-grade lithium carbonate and lithium hydroxide at our Jiangxi and Sichuan, China facilities. Talison currently sells the lithium concentrate to its shareholders. Talison has a leading position in two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, used to produce lithium chemicals which form the basis for the manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles. Assuming certain operating conditions are satisfied, the annual lithium carbonate equivalent production capacity at the Talison facility is estimated to be approximately 105,000 metric tons and will be approximately 190,000 metric tons upon completion of an expansion currently underway, with commissioning expected in 2019. However, no assurance can be given that the indicated levels of production of lithium concentrate at Talison will be realized.
In December 2018, we entered into a definitive agreement to acquire a 50% interest in Mineral Resources Limited's Wodgina hard rock lithium mine project (“Wodgina Project”) and form a joint venture with Mineral Resources Limited to own and operate the Wodgina Project to produce spodumene concentrate and battery grade lithium hydroxide. Under this agreement, we would jointly fund, design, build and operate a battery grade lithium hydroxide plant in stages at Wodgina, located in the Pilbara region of Western Australia. This transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the second half of 2019.
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

Albemarle Corporation and Subsidiaries

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
Raw Materials and Significant Supply Contracts
The bromine we use is sourced from two locations: Arkansas and the Dead Sea. Our bromine production operations in Arkansas are supported by an active brine rights leasing program. We estimate that, at current production levels, we will be able to produce bromine in Arkansas for decades. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture with operations in Safi, Jordan, we source bromine from the Dead Sea, which is believed to have indefinite quantities of brine.
Catalysts Segment
Our three main product lines in this segment are (i) Clean Fuels Technologies (“CFT”), which is primarily composed of hydroprocessing catalysts (“HPC”) together with isomerization and akylation catalysts; (ii) fluidized catalytic cracking (“FCC”) catalysts and additives; and (iii) performance catalyst solutions (“PCS”), which is primarily composed of organometallics and curatives.
We offer a wide range of HPC products, which are applied throughout the refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil feedstocks and products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. We continuously seek to add more value to refinery operations by offering HPC products that meet our customers’ requirements for profitability and performance in the very demanding refining market.
We provide our customers with customized FCC catalyst systems. FCC catalysts assist in the high yield cracking of refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs.
Within our PCS product line, we manufacture organometallic co-catalysts (e.g., aluminum, magnesium and zinc alkyls) used in the manufacture of alpha-olefins (i.e., hexene, octene, decene), polyolefins (polyethylene and polypropylene) and electronics. Our curatives include a range of curing agents used in polyurethanes, epoxies and other engineered resins.
In 2018, the number of refineries world-wide was approximately 615. Over the long-term, we expect to see some smaller refineries shutting down and being replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refining has again increased moderately compared to the previous year. We estimate that there are currently approximately 565 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,200 HPC units being operated globally, or a capacity of approximately 46 million barrels per day, each of which typically requires replacement HPC catalysts once every one to four years.
On April 3, 2018, we completed the sale of the polyolefin catalysts and components portion of the PCS business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co. for net cash proceeds of $413.6 million. The transaction included Albemarle’s Process Development Center located in Baton Rouge, Louisiana, and operations at the Yeosu, South Korea site. The sale did not include our organometallics or curatives portion of the PCS business. The Polyolefin Catalysts Divestiture reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.

Albemarle Corporation and Subsidiaries

Competition
Our Catalysts segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Competition in these markets is driven by a variety factors. Product performance and quality, price and contract terms, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record are the primary factors to compete effectively in the catalysts marketplace. In addition, through our research and development programs, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.
Our major competitors in the CFT catalysts market include Criterion Catalysts and Technologies, Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co., BASF Corporation and China Petrochemical Corporation (Sinopec). In the PCS market, our major competitors include Nouryon, Lanxess AG and Lonza.
Raw Materials and Significant Supply Contracts
The major raw materials we use in our Catalysts operations include sodium silicate, sodium aluminate, kaolin, aluminum, ethylene, alpha-olefins, isobutylene, toluene and rare earths and metals, such as molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility.
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
Research and Development
We believe that in order to generate revenue growth, maintain our margins and remain competitive, we must continually invest in research and development, product and process improvements and specialized customer services. Our research and development efforts support each of our business segments. The objective of our research and development efforts is to develop innovative chemistries and technologies with applications relevant within targeted key markets through both process and new product development. Through research and development, we continue to seek increased margins by introducing value-added products and proprietary processes and innovative green chemistry technologies. Our green chemistry efforts focus on the development of products in a manner that minimizes waste and the use of raw materials and energy, avoids the use of toxic reagents and solvents and utilizes safe, environmentally friendly manufacturing processes. Green chemistry is encouraged with our researchers through periodic focus group discussions and special rewards and recognition for outstanding new green developments.
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2018, we owned approximately 2,100 active patents and approximately 600 pending patent applications in key strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act (“OSHA”). We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2018 with an OSHA occupational injury and illness incident rate of 0.58 for Albemarle employees and nested contractors, compared to 0.63 in 2017.
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

Albemarle Corporation and Subsidiaries

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
We use and generate hazardous substances and wastes in our operations and may become subject to claims for personal injury and/or property damage relating to the release of such substances into the environment. In addition, some of our current properties are, or have been, used for industrial purposes, which could contain currently unknown contamination that could expose us to governmental requirements or claims relating to environmental remediation, personal injury and/or property damage. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities also may be imposed on many different entities with a relationship to the hazardous substances at issue, including, for example, entities that formerly owned or operated the property affected by the hazardous substances and entities that arranged for the disposal of the hazardous substances at the affected property, as well as entities that currently own or operate such property. We are subject to such laws, including the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, in the U.S., and similar foreign and state laws. We may have liability as a potentially responsible party (“PRP”) with respect to active off-site locations under CERCLA or state equivalents. We have sought to resolve our liability as a PRP at these sites through indemnification by third parties and settlements, which would provide for payment of our allocable share of remediation costs. Because the cleanup costs are estimates and are subject to revision as more information becomes available about the extent of remediation required, and in some cases we have asserted a defense to any liability, our estimates could change. Moreover, liability under CERCLA and equivalent state statutes may be joint and several, which could require us to pay in excess of our pro rata share of remediation costs. Our understanding of the financial strength of other PRPs has been considered, where appropriate, in estimating our liabilities. Accruals for these matters are included in the environmental reserve. Our management is actively involved in evaluating environmental matters and, based on information currently available to us, we have concluded that our outstanding environmental liabilities for unresolved waste sites currently known to us should not have a material effect on our operations.
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
Recent Acquisitions, Joint Ventures and Divestitures
During recent years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. In addition, we have pursued opportunities to divest businesses which do not fit our high priority business growth profile. Following is a summary of our significant acquisitions, joint ventures and divestitures over the last three years.
In December 2018, we entered into a definitive agreement to acquire a 50% interest in Mineral Resources Limited's Wodgina Project, located in the Pilbara region of Western Australia, and form a joint venture with Mineral Resources Limited to own and operate the Wodgina Project to produce spodumene concentrate and battery grade lithium hydroxide, for a purchase price of $1.15 billion. This transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the second half of 2019.
On April 3, 2018, we completed the Polyolefin Catalysts Divestiture to W.R. Grace & Co. for net cash proceeds of approximately $413.6 million. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at our Yeosu, South Korea site. The sale does not include the organometallics or curatives portion of the PCS business.
On December 31, 2016, we completed the acquisition of the lithium hydroxide and lithium carbonate conversion assets of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) for a purchase price of approximately $145 million. This includes manufacturing assets and supporting business functions located in both Jiangxi and Sichuan, China focused on the production of battery-grade lithium carbonate and lithium hydroxide. We believe this acquisition will enable us to supply premium lithium salts to an expanded global customer base while solidifying our leading position in the lithium industry.
On December 14, 2016, we completed the sale of the Chemetall Surface Treatment business to BASF SE for net cash proceeds of approximately $3.1 billion. The Chemetall Surface Treatment business was originally part of our previously reported 2015 acquisition of Rockwood Holdings, Inc. (“Rockwood”).
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
These transactions reflect our commitment to investing in future growth of our high priority businesses, maintaining leverage flexibility and returning capital to our shareholders.
Employees
As of December 31, 2018, we had approximately 5,900 employees, including employees of our consolidated joint ventures, of whom 2,800, or 48%, are employed in the U.S. and Latin America; 1,500, or 25%, are employed in Europe; 1,200, or 20%, are employed in Asia and 400, or 7%, are employed in the Middle East or other areas. Approximately 35% of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.

Albemarle Corporation and Subsidiaries

Available Information
Our website address is www.albemarle.com. We make available free of charge through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as well as beneficial ownership reports on Forms 3, 4 and 5 filed pursuant to Section 16 of the Exchange Act, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The information on our website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the SEC. The SEC also maintains a website at www.sec.gov that contains reports, proxy statements and other information regarding SEC registrants, including Albemarle.
Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit and Finance, Health, Safety and Environment, Executive Compensation, and Nominating and Governance Committees of our Board of Directors are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 4250 Congress Street, Suite 900, Charlotte, North Carolina 28209, or by calling (980) 299-5700.

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
We conduct a substantial portion of our business outside the U.S., with approximately 74% of our sales to foreign countries. We operate and/or sell our products to customers in approximately 100 countries. We currently have many production facilities, research and development and administrative facilities, as well as sales offices located outside the U.S., as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

Albemarle Corporation and Subsidiaries

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
Furthermore, we are subject to rules and regulations related to anti-bribery and anti-trust prohibitions of the U.S. and other countries, as well as export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our common stock.
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

Albemarle Corporation and Subsidiaries

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
Adverse conditions in the economy, and volatility and disruption of financial markets can negatively impact our customers, suppliers and other business partners and therefore have a material adverse effect on our business and results of operations.
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

Albemarle Corporation and Subsidiaries

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
Agencies in the European Union (“E.U.”) continue to evaluate the risks to human health and the environment associated with certain brominated flame retardants such as tetrabromobisphenol A and decabromodiphenylethane, both of which we manufacture. Additional government regulations, including limitations or bans on the use of brominated flame retardants, could result in a decline in our net sales of brominated flame retardants and have an adverse effect on our sales and profitability. In addition, the threat of additional regulation or concern about the impact of brominated flame retardants on human health or the environment could lead to a negative reaction in our markets that could reduce or eliminate our markets for these products, which could have an adverse effect on our sales and profitability.
Our business and our customers are subject to significant requirements under REACH, which imposes obligations on E.U. manufacturers and importers of chemicals and other products into the E.U. to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process, which may result in restrictions in the use of products by application or even banning the product. REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. See “Regulation” in Item 1. Business. Our significant manufacturing presence and sales activities in the E.U. requires significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products that are not regulated by REACH, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
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

Albemarle Corporation and Subsidiaries

A successful claim or series of claims against us could have a material adverse effect on our financial condition and results of operations and could result in our loss of one or more customers.
Our business is subject to hazards common to chemical and natural resource extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.
Our business is subject to hazards common to chemical manufacturing, storage, handling and transportation, as well as natural resource extraction, including explosions, fires, severe weather, natural disasters, mechanical failure, unscheduled downtime, transportation interruptions, remediation, chemical spills, discharges or releases of toxic or hazardous substances or gases and other risks. These hazards can cause personal injury and loss of life to our employees and other persons, severe damage to, or destruction of, property and equipment and environmental contamination. In addition, the occurrence of disruptions, shutdowns or other material operating problems at our facilities due to any of these hazards may diminish our ability to meet our output goals. Accordingly, these hazards and their consequences could adversely affect our reputation and have a material adverse effect on our operations as a whole, including our results of operations and cash flows, both during and after the period of operational difficulties.
Our business could be adversely affected by environmental, health and safety laws and regulations.
The nature of our business, including historical operations at our current and former facilities, exposes us to risks of liability under environmental laws and regulations due to the production, storage, use, transportation and sale of materials that can cause contamination or personal injury if released into the environment. In the jurisdictions in which we operate, we are subject to numerous U.S. and non-U.S. national, federal, state and local environmental, health and safety laws and regulations, including those governing the discharge of pollutants into the air and water, the management and disposal of hazardous substances and wastes and the cleanup of contaminated properties. We currently use, and in the past have used, hazardous substances at many of our facilities, and we have in the past been, and may in the future be, subject to claims relating to exposure to hazardous materials. We also have generated, and continue to generate, hazardous wastes at a number of our facilities. Some of our facilities also have lengthy histories of manufacturing or other activities that may have resulted in site contamination. Liabilities associated with the investigation and cleanup of hazardous substances, as well as personal injury, property damages or natural resource damages arising from the release of, or exposure to, such hazardous substances, may be imposed in many situations without regard to violations of laws or regulations or other fault, and may also be imposed jointly and severally (so that a responsible party may be held liable for more than its share of the losses involved, or even the entire loss). Such liabilities may also be imposed on many different entities, including, for example, current and prior property owners or operators, as well as entities that arranged for the disposal of the hazardous substances. Such liabilities may be material and can be difficult to identify or quantify.
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

Albemarle Corporation and Subsidiaries

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
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with the investigations by the DOJ, the SEC, or DPP. We also are unable to predict what, if any, action may be taken by the DOJ, the SEC, or DPP, or what penalties or remedial actions they may seek. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses.
We are subject to extensive foreign government regulation that can negatively impact our business.
We are subject to government regulation in non-U.S. jurisdictions in which we conduct our business. The requirements for compliance with these laws and regulations may be unclear or indeterminate and may involve significant costs, including additional capital expenditures or increased operating expenses, or require changes in business practice, in each case that could result in reduced profitability for our business. Our having to comply with these foreign laws or regulations may provide a competitive advantage to competitors who are not subject to comparable restrictions or prevent us from taking advantage of growth opportunities. Determination of noncompliance can result in penalties or sanctions that could also adversely impact our operating results and financial condition.
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

Albemarle Corporation and Subsidiaries

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
Our inability to acquire or develop additional reserves that are economically viable could have a material adverse effect on our future profitability.
Our lithium reserves will, without more, decline as we continue to extract these raw materials. Accordingly, our future profitability depends upon our ability to acquire additional lithium reserves that are economically viable to replace the reserves we will extract. Exploration and development of lithium resources are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional resources that can be extracted profitably. Once a site with potential resources is discovered, it may take several years of development until production is possible, during which time the economic viability of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct extraction and production facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
We utilize feasibility studies to estimate the anticipated economic returns of an exploration project. The actual project profitability or economic feasibility may differ from such estimates as a result of factors such as, but not limited to, changes in volumes, grades and characteristics of resources to be mined and processed; changes in labor costs or availability of adequate and skilled labor force; the quality of the data on which engineering assumptions were made; adverse geotechnical conditions; availability, supply and cost of water and power; fluctuations in inflation and currency exchange rates; delays in obtaining environmental or other government permits or approvals or changes in the laws and regulations related to our operations or project development; changes in royalty agreements, laws and/or regulations around royalties and other taxes; and weather or severe climate impacts.
For our existing operations, we utilize geological and metallurgical assumptions, financial projections and price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or social, political or economic environment, and other significant events associated with natural resource extraction operations. There are numerous uncertainties inherent in estimating quantities and qualities of lithium and costs to extract recoverable reserves, including many factors beyond our control, that could cause results to differ materially from expected financial and operating results or result in future impairment charges.

Albemarle Corporation and Subsidiaries

There is risk to the growth of lithium markets.
Our lithium business is significantly dependent on the development and adoption of new applications for lithium power and the growth in demand for plug-in hybrid electric vehicles and battery electric vehicles. To the extent that such development, adoption and growth do not occur in the volume and/or manner that we contemplate, the long-term growth in the markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.
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
In addition, risks associated with information technology systems failures or network disruptions, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, could disrupt our operations by impeding our processing of transactions, financial reporting and our ability to protect our customer or company information, which could adversely affect our business and results of operations.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there have been concerns regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations. In addition, we have operations in the E.U., Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented measures to achieve objectives under the Kyoto Protocol, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set binding targets for reducing greenhouse gas emissions.
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
Following a referendum in 2016, voters in the United Kingdom (“U.K.”) approved that country’s exit from the E.U., a process often referred to as “Brexit.” Subsequently, in March 2017, the U.K. invoked Article 50 of the Lisbon Treaty, which provides a two-year time period through March 2019 for the U.K. and the remaining E.U. countries to negotiate a withdrawal agreement. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Given the lack of comparable precedent and the uncertainty around the terms upon which the U.K. will leave the E.U., it is unclear what financial, trade and legal implications Brexit would have and how such withdrawal would affect our Company. We derive a significant portion of our revenues from sales outside the U.S., including 16% from E.U. countries. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit (including the possibility of a so-called “Hard Brexit,” where no formal agreement is made between the E.U. and U.K. prior to the U.K.’s exit from the E.U.), could introduce significant uncertainties into global financial markets,

Albemarle Corporation and Subsidiaries

including volatility in foreign currencies, and adversely impact the markets in which we and our customers operate. Although we are not experiencing any immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the E.U.
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
As of December 31, 2018, we had approximately 5,900 employees, including employees of our consolidated joint ventures. Approximately 35% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
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
Our capital expenditures generally consist of expenditures to maintain and improve existing equipment, facilities and properties, and substantial investments in new or expanded equipment, facilities and properties. Execution of these capital expenditures can be complex, and commencement of production requires start-up, commission and certification of product quality by our customers, which may impact the expected output and timing of sales of product from such facilities. Construction of large chemical operations is subject to numerous risks and uncertainties, including, among others, the ability to complete a project on a timely basis and in accordance with the estimated budget for such project and our ability to estimate future demand for our products. In addition, our returns on these capital expenditures may not meet our expectations.
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
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the E.U. Euro, Japanese Yen, Chinese Renminbi, South Korean Won, Australian Dollar, Chilean Peso and Taiwan Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2018, approximately 32% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.
Our effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. Currently, the majority of our net sales are generated from customers located outside the U.S., and a substantial portion of our assets and employees are located outside of the U.S.
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
A significant portion of our operations is conducted through our subsidiaries and joint ventures. As a result, our ability to service our debt may be partially dependent on the earnings of our subsidiaries and joint ventures and the payment of those

Albemarle Corporation and Subsidiaries

earnings to us in the form of dividends, loans or advances and through repayment of loans or advances from us. Payments to us by our subsidiaries and joint ventures are contingent upon our subsidiaries’ or joint ventures’ earnings and other business considerations and may be subject to statutory or contractual restrictions. In addition, there may be significant tax and other legal restrictions on the ability of our non-U.S. subsidiaries or joint ventures to remit money to us.
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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $7.0 million of required cash contributions during 2019 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2019 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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
Any such additional indebtedness and the related debt service obligations could have important consequences and risks for us, including:

•	reducing flexibility in planning for, or reacting to, changes in our businesses, the competitive environment and the industries in which we operate, and to technological and other changes;

•	lowering credit ratings;

•	reducing access to capital and increasing borrowing costs generally or for any additional indebtedness to finance future operating and capital expenses and for general corporate purposes;

•	reducing funds available for operations, capital expenditures, share repurchases, dividends and other activities; and

•	creating competitive disadvantages relative to other companies with lower debt levels.
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
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2018, the Company’s manufacturing plants operated at approximately 78% capacity, in the aggregate.
Set forth below is information regarding our significant production facilities operated by us and our affiliates:

Location	Business Segment	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Catalysts	Production of refinery catalysts, research and product development activities	Owned

Baton Rouge, Louisiana	Bromine Specialties	Research and product development activities, and production of flame retardants	Leased

Albemarle Corporation and Subsidiaries

Location	Business Segment	Principal Use	Owned/Leased
Bitterfeld, Germany	Catalysts	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Greenbushes, Australia	Lithium	Production of lithium spodumene minerals and lithium concentrate	Owned by Windfield Holdings Pty Ltd, a joint venture in which we own 49%, and Sichuan Tianqi Lithium Industries Inc. which owns the remaining interest

Jubail, Saudi Arabia	Catalysts	Manufacturing and marketing of organometallics	Owned by Saudi Organometallic Chemicals Company LLC, a joint venture owned 50% by each of Saudi Specialty Chemicals Company (a SABIC affiliate) and us

Kings Mountain, North Carolina	Lithium	Production of technical and battery grade lithium hydroxide, lithium salts and battery grade lithium metal products	Owned

La Negra, Chile	Lithium	Production of lithium carbonate and lithium chloride	Owned

Langelsheim, Germany	Lithium	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned

Louvain-la-Neuve, Belgium	Lithium; Bromine Specialties; Catalysts; All Other	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Catalysts	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Magnolia, Arkansas	Bromine Specialties	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Catalysts	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Meishan, China	Lithium	Production of lithium carbonate and lithium hydroxide	Owned

Mobile, Alabama	Catalysts	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture owned 50% by each of PMC Group Inc. and us

New Johnsonville, Tennessee	Lithium	Production of specialty products	Owned

Niihama, Japan	Catalysts	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Pasadena, Texas	Catalysts; All Other	Production of aluminum alkyls, alkenyl succinic anhydride, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Catalysts	Production of refinery catalysts, research and development activities	Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment	Principal Use	Owned/Leased
Pasadena, Texas	Catalysts	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Bromine Specialties	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

Salar de Atacama, Chile	Lithium	Production of lithium brine and potash	Owned; however ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile

Santa Cruz, Brazil	Catalysts	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Silver Peak, Nevada	Lithium	Production of lithium brine and lithium carbonate	Owned

South Haven, Michigan	All Other	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taichung, Taiwan	Lithium	Production of butyllithium	Owned

Takaishi City, Osaka, Japan	Catalysts	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Bromine Specialties	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	All Other	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Xinyu, China	Lithium	Production of lithium carbonate and lithium hydroxide	Owned

Item 3.	Legal Proceedings.
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
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and DPP, and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with the investigations by the DOJ, the SEC, or DPP. We also are unable to predict what, if any, action may be taken by the DOJ, the SEC or DPP, or what

Albemarle Corporation and Subsidiaries

penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any such fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on our financial condition, results of operations or liquidity in that particular period.

Item 4.	Mine Safety Disclosures.
Not applicable.
Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 20, 2019, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 7, 2019).

Name	Age	Position
Luther C. Kissam IV	54	Chairman, President and Chief Executive Officer
Karen G. Narwold	59	Executive Vice President, Chief Administrative Officer, Corporate Secretary
Scott A. Tozier	53	Executive Vice President, Chief Financial Officer
Donald J. LaBauve, Jr.	52	Vice President, Corporate Controller, Chief Accounting Officer
Luther C. Kissam IV was elected as Chairman of the Board of Directors in November 2016. Mr. Kissam was first elected to our Board of Directors effective November 2011. He was elected as Chief Executive Officer effective September 2011 and as our President effective May 2013. Previously, Mr. Kissam served as President from March 2010 until March 2012, Executive Vice President, Manufacturing, Law and HS&E from May 2009 until March 2010, and as Senior Vice President, Manufacturing and Law and Corporate Secretary from January 2008 until May 2009. Mr. Kissam joined us in October 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions). Mr. Kissam serves on the Advisory Committee of the Specialty Products Division at DowDupont since June 2018.
Karen G. Narwold joined us in September of 2010 and currently serves as Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary. Ms. Narwold has over 25 years of legal, management and business experience with global industrial and chemical companies. After five years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Ms. Narwold resigned from Barzel in November 2009, after Barzel reached an agreement to sell substantially all of its assets in a planned transaction that was consummated in a sale pursuant to Section 363 of the U.S. Bankruptcy Code. Prior to joining Albemarle, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies. Ms. Narwold was appointed as a member of the Board of Directors of Ingevity Corporation on February 20, 2019.
Scott A. Tozier was elected as our Executive Vice President and Chief Financial Officer effective January 2011. Mr. Tozier also served as our Chief Accounting Officer from January 2013 until February 2014. Mr. Tozier has over 25 years of diversified international financial management experience. Following four years of assurance services with the international firm Ernst & Young, LLP, Mr. Tozier joined Honeywell International, Inc., where his 16 year career spanned senior financial positions in the U.S., Australia and Europe. His roles of increasing responsibilities included management of financial planning, analysis and reporting, global credit and treasury services and Chief Financial Officer of Honeywell’s Transportation Systems, Turbo Technologies and Building Solutions divisions. Most recently, Mr. Tozier served as Vice President of Finance, Operations and Transformation of Honeywell International, Inc. Mr. Tozier has served as a member of the board of directors of Garrett Motion Inc. since October 2018.
Donald J. LaBauve Jr. was elected Vice President, Corporate Controller effective February 2013, and Chief Accounting Officer effective February 2014, after having previously served as Vice President, Finance - Business Operations since April

Albemarle Corporation and Subsidiaries

2009. Mr. LaBauve served as Chief Financial Officer, Fine Chemistry from April 2007 until April 2009, and prior to that time held the role of Controller, Polymer Solutions from January 2006 through March 2007. Since joining the Company in 1990, Mr. LaBauve has held various staff and leadership positions of increasing responsibility within the finance function, including an assignment to our European headquarters in Belgium in April 2000, where he held the regional finance leadership role from July 2002 through June 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 105,753,864 shares of common stock held by 2,444 shareholders of record as of February 20, 2019. On February 26, 2019, we declared a dividend of $0.3675 per share of common stock, payable April 1, 2019. We expect to continue to declare and pay dividends to our shareholders in the future, however, dividends are declared solely at the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
The following table summarizes our repurchases of equity securities for the three-month period ended December 31, 2018:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Repurchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares that May Yet Be Repurchased Under the Plans or Programs
October 1, 2018 to October 31, 2018	—	$—	—	7,993,299
November 1, 2018 to November 30, 2018	—	—	—	7,993,299
December 1, 2018 to December 31, 2018(b)	597,036	96.83	597,036	7,396,263
Total	597,036		597,036

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

(b)
In the third quarter of 2018, we paid $250 million under the accelerated share repurchase (“ASR”) agreement. Under the terms of the agreement, in December 2018, the ASR agreement was completed and we received and retired a final settlement of 597,036 shares. The Average Price Paid Per Share was calculated using the daily Rule 10b-18 volume-weighted average prices of our common stock over the term of the ASR agreement, less an agreed discount. See Note 5, “Earnings Per Share,” to our consolidated financial statements included in Part II, Item 8 of this report.

Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2013 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Albemarle Corporation and Subsidiaries

Item 6.	Selected Financial Data.
The information for the five years ended December 31, 2018, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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

Albemarle Corporation and Subsidiaries

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
The following is a discussion and analysis of our results of operations for the years ended December 31, 2018, 2017 and 2016. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 49.
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

2018 Highlights

•	In the first quarter, we increased our quarterly dividend for the 24th consecutive year, to $0.335 per share.

•
We received approval from CORFO for an increase in our lithium quota to sustainably increase lithium production in Chile to as much as 145,000 metric tons of lithium carbonate equivalent annually through 2043.

•
On April 3, 2018, we completed the Polyolefin Catalysts Divestiture to W.R. Grace & Co. for net cash proceeds of approximately $413.6 million and recorded a gain of $210.4 million before income taxes related to the sale of this business.

Albemarle Corporation and Subsidiaries

•
In June 2018, we entered into a revolving, unsecured credit agreement that provides for borrowings of up to $1.0 billion and matures on June 21, 2023 (the “2018 Credit Agreement”) to replace our existing revolving, unsecured credit agreement.

•
We announced our exclusive collaboration with DuPont as the primary hydroprocessing catalyst manufacturer for the DuPont™ IsoTherming® hydroprocessing technology, making clean fuels production more cost efficient for refiners. IsoTherming® is an innovative hydroprocessing technology that can lower capital and operational costs.

•
We launched XPLORE™, a new platform for the clean transportation fuels market. The XPLORE catalyst platform is the result of breakthrough research in hyrdroprocessing catalyst technology allowing refineries to produce clean transportation fuels in a more efficient way. The new PULSAR family, with KF 787 PULSAR™ as its first grade product, is a cutting-edge, premium catalyst line, designed for the production of clean diesel.

•
We entered into two separate $250 million ASR agreements in May and August 2018, respectively. We completed these ASR agreements in September and December 2018, respectively, receiving and retiring a total of 5,262,654 shares.

•
We successfully completed the commissioning of our La Negra facility in Chile (“La Negra II”), which has a nameplate capacity of 20,000 metric tons of lithium carbonate. Upon completion of the ramp-up of La Negra II, the total capacity of our facilities in La Negra, Chile will be 44,000 metric tons.

•
We completed pre-commissioning activities related to our new facility in Xinyu, China and began start-up activities. This expansion will result in an additional 20,000 metric tons of lithium hydroxide, bringing total site capacity to 30,000 metric tons, with significant volumes expected from the new unit in 2019.

•
We entered into a definitive agreement to acquire a 50% interest in Mineral Resources Limited's Wodgina Project in Western Australia and form a joint venture with Mineral Resources Limited to own and operate the Wodgina Project to produce spodumene concentrate and battery grade lithium hydroxide, for a purchase price of $1.15 billion. The joint venture will ultimately construct a battery grade lithium hydroxide plant at the resource site. This transaction is subject to regulatory approvals and other customary closing conditions, and is expected to close in the second half of 2019.

•
We received the required environmental approvals from Australian federal and state government for the Company’s proposed Kemerton lithium hydroxide conversion site in Western Australia. This plant will have an initial capacity of 60,000 metric tons of lithium hydroxide with an ability to expand to 100,000 metric tons over time. The commissioning of this site is expected to start in stages during the course of 2021.

•
In December 2018, we exercised an $18 million option to purchase undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina from Bolland Minera S.A. We believe this asset could be certified as the largest lithium resource in Argentina.

•
We achieved earnings of $693.6 million during 2018 as compared to $54.9 million for 2017. Cash flows from operations in 2018 were $546.2 million. Earnings for 2018 included a $169.9 million after-tax gain from the Polyolefin Catalysts Divestiture, while earnings for 2017 were negatively impacted by the $366.9 million net income tax expense resulting from the enactment of the TCJA. In addition, earnings for 2018 includes pension and other postretirement benefit (“OPEB”) actuarial losses of $10.6 million after income taxes, compared to pension and OPEB actuarial gains of $7.3 million after income taxes in 2017.

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
Lithium: We expect a similar rate of growth in 2019 as in 2018 in Lithium, led by continued strong demand in battery-grade applications, price improvement and increased conversion capacity.

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
Bromine Specialties: We expect to see continued growth in net sales and profitability in 2019, due to healthy demand and pricing for our flame retardants and other derivatives. However, with sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could continue to rebound some in 2019, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volumes would likely extend throughout the year.
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
Catalysts: We expect to see continued headwinds from rising raw material costs in both our CFT and FCC businesses, similar to 2018.
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
On April 3, 2018, we completed the Polyolefin Catalysts Divestiture to W.R. Grace & Co. for net cash proceeds of approximately $413.6 million.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2019 to be between 23% and 24%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the TCJA, and other tax jurisdictions.
In the first quarter of 2019, we increased our quarterly dividend rate to $0.3675 per share. During 2018, we received and retired approximately 5.3 million shares of our common stock under our share repurchase program and ASR agreements, and we may periodically repurchase shares in the future on an opportunistic basis as approved by our share repurchase program.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended

Albemarle Corporation and Subsidiaries

December 31, 2018 include an actuarial loss of $14.0 million ($10.6 million after income taxes), as compared to a gain of $11.4 million ($7.3 million after income taxes) for the year ended December 31, 2017.
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

Albemarle Corporation and Subsidiaries

Selected Financial Data	Year Ended December 31,			Percentage Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(In thousands, except percentages and per share amounts)
NET SALES	$3,374,950	$3,071,976	$2,677,203	10%	15%
Cost of goods sold	2,157,694	1,965,700	1,706,897	10%	15%
GROSS PROFIT	1,217,256	1,106,276	970,306	10%	14%
GROSS PROFIT MARGIN	36.1%	36.0%	36.2%
Selling, general and administrative expenses	446,090	450,286	353,765	(1)%	27%
Research and development expenses	70,054	84,330	80,475	(17)%	5%
Gain on sales of businesses, net	(210,428)	—	(122,298)	*	(100)%
Acquisition and integration related costs	—	—	57,384	—%	(100)%
OPERATING PROFIT	911,540	571,660	600,980	59%	(5)%
OPERATING PROFIT MARGIN	27.0%	18.6%	22.4%
Interest and financing expenses	(52,405)	(115,350)	(65,181)	(55)%	77%
Other expenses, net	(64,434)	(9,512)	(20,535)	577%	(54)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	794,701	446,798	515,264	78%	(13)%
Income tax expense	144,826	431,817	96,263	(66)%	349%
Effective tax rate	18.2%	96.6%	18.7%
INCOME FROM CONTINUING OPERATIONS BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	649,875	14,981	419,001	*	(96)%
Equity in net income of unconsolidated investments (net of tax)	89,264	84,487	59,637	6%	42%
NET INCOME FROM CONTINUING OPERATIONS	739,139	99,468	478,638	643%	(79)%
Income from discontinued operations (net of tax)	—	—	202,131	—%	(100)%
NET INCOME	739,139	99,468	680,769	643%	(85)%
Net income attributable to noncontrolling interests	(45,577)	(44,618)	(37,094)	2%	20%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$693,562	$54,850	$643,675	*	(91)%
NET INCOME FROM CONTINUING OPERATIONS AS A PERCENTAGE OF NET SALES	21.9%	3.2%	17.9%
Basic earnings per share:
Continuing operations	$6.40	$0.49	$3.93	*	(88)%
Discontinued operations	—	—	1.80	—%	(100)%
	$6.40	$0.49	$5.73	*	(91)%
Diluted earnings per share:
Continuing operations	$6.34	$0.49	$3.90	*	(87)%
Discontinued operations	—	—	1.78	—%	(100)%
	$6.34	$0.49	$5.68	*	(91)%
* Percentage calculation is not meaningful.

Albemarle Corporation and Subsidiaries

Comparison of 2018 to 2017
Net Sales
For the year ended December 31, 2018, we recorded net sales of $3.37 billion, a 10% increase compared to net sales of $3.07 billion for the corresponding period of 2017. Net sales increased, including in all three reportable segments, due to $210.6 million of higher volumes, $141.0 million of favorable pricing impacts and $30.6 million of favorable currency exchange. This was partially offset by $78.9 million of net sales from the Polyolefin Catalysts Divestiture.
Gross Profit
For the year ended December 31, 2018, our gross profit increased $111.0 million, or 10%, compared to the corresponding period of 2017. Cost of goods sold for the year ended December 31, 2018 included a decrease of $13.4 million in acquisition, integration and restructuring related costs from various significant projects compared to the corresponding period in 2017, and $8.8 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements. In addition, Gross profit for the year ended December 31, 2017 included a $23.1 million charge related to the markup of inventory purchased as part of the acquisition of Jiangli New Materials and $30.4 million of gross profit from the Polyolefin Catalysts Divestiture. In addition, gross profit increased $19.6 million in Catalysts and Bromine Specialties due to the year over year impact of hurricane Harvey, which includes a partial insurance claim reimbursement of $4.2 million in 2018. Excluding the impact of these items, gross profit increased by $93.9 million, or 8.3%, due to $141.0 million in favorable pricing impacts and approximately $77 million of higher volumes, more than offsetting higher material and utility costs of approximately $60 million and price-related royalties of approximately $30 million. Additionally higher production costs and the negative impact of currency exchange on material and production costs in foreign locations resulted in approximately $30 million in offsets. Overall, these factors contributed to a gross profit margin for the years ended December 31, 2018 and 2017 of 36.1% and 36.0%, respectively.
Selling, General and Administrative Expenses
For the year ended December 31, 2018, our selling, general and administrative (“SG&A”) expenses decreased $4.2 million, or 1%, from the year ended December 31, 2017. SG&A expenses for the year ended December 31, 2018 included $16.2 million of charitable contributions beyond the Company’s ordinary, recurring charitable contributions, a decrease in restructuring and other costs related to several locations of $4.7 million and $3.9 million less acquisition and integration related costs for various significant projects. The remaining decrease was primarily due to lower compensation related costs, particularly incentive compensation, and professional fees. As a percentage of net sales, SG&A expenses were 13.2% in 2018, compared to 14.7% in 2017.
Research and Development Expenses
For the year ended December 31, 2018, our R&D expenses decreased $14.3 million, or 17%, from the year ended December 31, 2017. Included in R&D expenses for the year ended December 31, 2017 are $5.7 million of restructuring costs related to our Lithium sites in Germany. The remaining decrease was primarily due to $4.5 million of R&D expenses related to the Polyolefin Catalysts Divestiture. As a percentage of net sales, R&D expenses were 2.1% in 2018, compared to 2.7% in 2017.
Gain on Sales of Businesses, Net
The year ended December 31, 2018 included a gain before income taxes of $210.4 million related to the Polyolefin Catalysts Divestiture, which we completed in the second quarter of 2018.
Interest and Financing Expenses
Interest and financing expenses for the year ended December 31, 2018 decreased $62.9 million to $52.4 million from the corresponding 2017 period, due mainly to a loss on early extinguishment of debt of $52.8 million in 2017 relating to the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the repayment of the 3.00% Senior notes in full, €307.0 million of the 1.875% Senior notes and $174.7 million of the 4.50% Senior notes. The remaining difference is primarily related to the impact of higher capitalized interest from increased capital expenditures in 2018.
Other Expenses, Net
Other expenses, net, for the year ended December 31, 2018 was $64.4 million compared to $9.5 million for the corresponding 2017 period. Other expenses, net for 2018 included approximately $5.3 million of pension and OPEB costs (including mark-to-market actuarial losses of $14.0 million) as compared to $16.1 million of pension and OPEB benefits

Albemarle Corporation and Subsidiaries

(including mark-to-market actuarial gains of $11.4 million) in 2017. In addition, during the year ended December 31, 2018, we incurred $27.0 million of legal expenses related to products that Albemarle no longer manufactures and a previously disposed business, $19.7 million to increase an indemnification liability related to the settlement of an ongoing audit of a previously disposed business in Germany and $15.6 million of environmental charges related to a site formerly owned by Albemarle, partially offset by a $2.1 million gain in the fair value of our investment in private equity securities. During the year ended December 31, 2017, we recorded a $28.7 million reserve recorded against a note receivable in one of our European entities no longer deemed probable of collection, $11.0 million of charges related to previously disposed properties or businesses, partially offset by a $10.6 million gain related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition, a $6.2 million gain related to the acquisition of the 50% interest of an equity investment and $1.1 million related to a reversal of a liability associated with the previous disposal of a property. The remaining change was primarily due to a decrease in foreign exchange losses totaling $0.6 million and a decrease in interest income.
The mark-to-market actuarial loss in 2018 is primarily attributable to a lower return on pension plan assets in 2018 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (4.55)% versus an expected return of 6.73%. The mark-to-market actuarial loss in 2018 was partially offset by an increase in the weighted-average discount rate to 4.59% from 4.03% for our U.S. pension plans and to 2.15% from 1.94% for our foreign pension plans to reflect market conditions as of the December 31, 2018 measurement date.
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
Income Tax Expense
The effective income tax rate for 2018 was 18.2% compared to 96.6% for 2017. Our effective income tax rate for 2018 was primarily affected by a tax benefit of $42.3 million related to the refinement of the one-time transition tax during the period defined by Staff Accounting Bulletin No. 118 (“SAB 118”). In addition, our effective income tax rate was impacted by the mix of earnings in countries with differing statutory rates.
Our effective income tax rate for 2017 was primarily affected by the enactment of the TCJA in December 2017. During 2017, provisional tax effects of the TCJA were recorded in connection with the one-time transition tax expense of $429.2 million, partially offset by the remeasurement of deferred tax assets and liabilities due to a decrease in corporate tax rate from 35% to 21% of $62.3 million tax benefit. Exclusive of the enactment of the TCJA, the Company’s effective tax rate differs from the U.S. Federal statutory income tax rate due to the impact of earnings from outside the U.S., mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. In addition, income tax expense for the year ended December 31, 2017, included foreign rate changes of $16.2 million and a $5.1 million out-of-period adjustment due to changes in our deferred tax liabilities for basis differences in Chilean fixed assets, partially offset by a $10.9 million benefit from the release of valuation allowances due to a foreign restructuring plan that was initiated during the second quarter of 2017 and a $8.8 million benefit from excess tax benefits realized from stock-based compensation arrangements.
See Note 20, “Income Taxes” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. Federal statutory income tax rate to our effective rate for 2018 and 2017.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $89.3 million for the year ended December 31, 2018 compared to $84.5 million in the same period last year. This increase of $4.8 million was primarily due to higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd., partially offset by a decrease in equity income in our Catalysts segment.
Net Income Attributable to Noncontrolling Interests
For the year ended December 31, 2018, net income attributable to noncontrolling interests was $45.6 million compared to $44.6 million in the same period of 2017. This increase of $1.0 million was primarily due to an increase in consolidated income related to our JBC joint venture from higher sales volumes in the current year.

Albemarle Corporation and Subsidiaries

Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $693.6 million for the year ended December 31, 2018, from $54.9 million for the corresponding period of 2017. The increase is primarily due to the net impact to income tax expense of $366.9 million as a result of the enactment of the TCJA and a $52.8 million loss on early extinguishment of debt related to the repayment of senior notes recorded in 2017, as well as the after-tax gain of $169.9 million related to the Polyolefin Catalysts Divestiture in 2018. In addition, the increase was driven by favorable pricing impacts of $141.0 million and increased sales volumes in all reportable segments, reduced acquisition and integration, and restructuring and other costs in 2018. This was partially offset by $27.0 million of legal expenses related to products that Albemarle no longer manufactures and a previously disposed business, $16.2 million of charitable contributions beyond the Company’s ordinary, recurring charitable contributions, $15.6 million related to environmental charges related to a site formerly owned by Albemarle recorded in 2018 and a $6.2 million gain related to the acquisition of the 50% interest of an equity investment in 2017.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive loss, after income taxes, was $125.2 million in 2018 compared to $187.6 million in 2017. This change is primarily due to changes in foreign currency translations. We translate our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2018, other comprehensive loss from foreign currency translation adjustments was $150.3 million, mainly as a result of unfavorable movements in the Euro of approximately $114 million, the Chinese Renminbi of approximately $14 million, the Brazilian Real of approximately $12 million, the Korean Won of approximately $5 million and a net unfavorable variance in various other currencies totaling approximately $5 million. Also included in total other comprehensive loss for 2018 is a gain of $25.8 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In 2017, other comprehensive income from foreign currency translation adjustments was $227.4 million, mainly as a result of favorable movements in the Euro of approximately $192 million, the Korean Won of approximately $16 million, the Chinese Renminbi of approximately $13 million and the Taiwan Dollar of approximately $4 million. Also included in total other comprehensive income for 2017 is a loss of $41.8 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations.
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

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2018	%	2017	%	2018 vs. 2017
	(In thousands, except percentages)
Net sales:
Lithium	$1,228,171	36.4%	$1,018,885	33.2%	21%
Bromine Specialties	917,880	27.2%	855,143	27.8%	7%
Catalysts	1,101,554	32.6%	1,067,572	34.7%	3%
All Other	127,186	3.8%	128,914	4.2%	(1)%
Corporate	159	—%	1,462	0.1%	(89)%
Total net sales	$3,374,950	100.0%	$3,071,976	100.0%	10%

Adjusted EBITDA:
Lithium	$530,773	52.7%	$446,652	50.4%	19%
Bromine Specialties	288,116	28.6%	258,901	29.2%	11%
Catalysts	284,307	28.3%	283,883	32.1%	—%
All Other	14,091	1.4%	13,878	1.6%	2%
Corporate	(110,623)	(11.0)%	(117,834)	(13.3)%	(6)%
Total adjusted EBITDA	$1,006,664	100.0%	$885,480	100.0%	14%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2018
Net income (loss) attributable to Albemarle Corporation	$428,212	$246,509	$445,604	$1,120,325	$6,018	$(432,781)	$693,562
Depreciation and amortization	95,193	41,607	49,131	185,931	8,073	6,694	200,698
Restructuring and other(a)	—	—	—	—	—	3,838	3,838
Gain on sale of business(b)	—	—	(210,428)	(210,428)	—	—	(210,428)
Acquisition and integration related costs(c)	—	—	—	—	—	19,377	19,377
Interest and financing expenses	—	—	—	—	—	52,405	52,405
Income tax expense	—	—	—	—	—	144,826	144,826
Non-operating pension and OPEB items	—	—	—	—	—	5,285	5,285
Legal accrual(d)	—	—	—	—	—	27,027	27,027
Environmental accrual(e)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(f)	—	—	—	—	—	15,000	15,000
Indemnification adjustments(g)	—	—	—	—	—	25,240	25,240
Other(h)	7,368	—	—	7,368	—	6,869	14,237
Adjusted EBITDA	$530,773	$288,116	$284,307	$1,103,196	$14,091	$(110,623)	$1,006,664
2017
Net income (loss) attributable to Albemarle Corporation	$342,992	$218,839	$230,665	$792,496	$5,521	$(743,167)	$54,850
Depreciation and amortization	87,879	40,062	54,468	182,409	8,357	6,162	196,928
Utilization of inventory markup(i)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(j)	—	—	—	—	—	17,056	17,056
Gain on acquisition(k)	(6,221)	—	—	(6,221)	—	—	(6,221)
Acquisition and integration related costs(c)	—	—	—	—	—	33,954	33,954
Interest and financing expenses(l)	—	—	—	—	—	115,350	115,350
Income tax expense	—	—	—	—	—	431,817	431,817
Non-operating pension and OPEB items	—	—	—	—	—	(16,125)	(16,125)
Note receivable reserve(m)	—	—	—	—	—	28,730	28,730
Other(n)	(1,093)	—	(1,250)	(2,343)	—	8,389	6,046
Adjusted EBITDA	$446,652	$258,901	$283,883	$989,436	$13,878	$(117,834)	$885,480

(a)
Expected severance payments as part of a business reorganization plan, $0.1 million recorded in Cost of goods sold and $3.7 million recorded in Selling, general and administrative expenses. These severance payments have been made during the year ended December 31, 2018.

(b)	See “Gain on Sale of Businesses, Net” on page 33 for a description of this gain.

(c)
Included amounts for the years ended December 31, 2018 and 2017 recorded in (1) Cost of goods sold of $3.7 million and $14.3 million, respectively; and (2) Selling, general and administrative expenses of $15.7 million and $19.6 million, respectively, relating to various significant projects.

(d)
Included in Other expenses, net is a $16.2 million expense resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and a $10.8 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(e)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other expenses, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(f)
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

Albemarle Corporation and Subsidiaries

Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(g)
Included in Other expenses, net is $19.7 million related to the proposed settlement of an ongoing audit of a previously disposed business in Germany, and $5.5 million related to the revision of indemnifications previously recorded from disposed businesses.

(h)	Included amounts for the year ended December 31, 2018 recorded in:

•
Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture and $8.8 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

•
Selling, general and administrative expenses - $2.3 million of shortfall contributions for our multiemployer plan financial improvement plan and a $1.2 million contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community. This was partially offset by a $1.5 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

•	Other expenses, net - $1.5 million gain related to the reversal of previously recorded liabilities of disposed businesses.

(i)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The utilization of this inventory markup was included in Cost of goods sold during the year ended December 31, 2017, the estimated remaining selling period.

(j)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses, and $5.7 million in Research and development expenses, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at December 31, 2018, with the expectation that the remaining balance will be paid by the end of 2019.

(k)
Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

(l)
Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

(m)	Reserve recorded in Other expenses, net against a note receivable on one of our European entities no longer deemed probable of collection.

(n)	Included amounts for the year ended December 31, 2017 recorded in:

•	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

•
Selling, general and administrative expenses - $3.3 million of shortfall contributions for our multiemployer plan financial improvement plan, partially offset by $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

•
Other expenses, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $8.7 million related to adjustments of settlements and indemnifications of previously disposed businesses, the revision of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business and $1.0 million related to the settlement of a legal claim. This is partially offset by gains of $10.6 million and $1.1 million related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition and the previous disposal of a property, respectively.

Lithium
Lithium segment net sales for the year ended December 31, 2018 were $1.23 billion, up $209.3 million, or 21%, compared to the corresponding period of 2017. The increase was primarily driven by $105.3 million of higher sales volumes largely in battery grade salts and specialty downstream products due to strong demand, $87.4 million of favorable pricing due to strong demand of our contracted customers for battery grade materials and $17.0 million of favorable currency translation resulting from the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Lithium increased 19%, or $84.1 million, to $530.8 million for the year ended December 31, 2018, compared to the corresponding period of 2017, primarily driven by favorable pricing due to strong demand, increases of approximately $33 million from higher volumes and $4.2 million of favorable currency translation. These increases were partially offset by approximately $30 million in higher price-related royalties and approximately $12 million of higher SG&A costs to support business growth.
Bromine Specialties
Bromine Specialties segment net sales for the year ended December 31, 2018 were $917.9 million, up $62.7 million, or 7%, compared to the corresponding period of 2017. The increase was driven primarily by $36.9 million in favorable pricing due to continued constrained production of elemental bromine by Chinese bromine companies, $19.9 million in higher sales volumes in flame-retardants and other bromine derivatives due to continued strong demand, and $5.9 million of favorable currency translation resulting from the weaker U.S. Dollar against the Euro. Adjusted EBITDA for Bromine Specialties increased 11%, or $29.2 million, to $288.1 million for the year ended December 31, 2018, compared to the corresponding period of 2017, primarily due to favorable pricing across most products, which was partially offset by higher raw material costs

Albemarle Corporation and Subsidiaries

of approximately $19 million. The improvement in adjusted EBITDA was also due to $5.1 million of favorable currency translation related to the Euro, and higher sales volumes due to continued strong demand.
Catalysts
Catalysts segment net sales for the year ended December 31, 2018 were $1.10 billion, an increase of $34.0 million, or 3%, compared to the corresponding period of 2017. This increase was primarily due to $83.5 million of higher sales volumes driven by refining catalyst products due to favorable mix in hydro-processing catalysts, $21.6 million of favorable pricing, mainly in CFT and FCC catalysts as a result of strong demand for transportation fuels, and $7.7 million of favorable currency translation resulting from the weaker U.S. Dollar against the Euro. These increases were partially offset by $78.9 million of net sales impact from Polyolefin Catalysts Divestiture. Catalysts adjusted EBITDA increased $0.4 million, to $284.3 million for the year ended December 31, 2018 compared to the corresponding period of 2017. Strong volumes resulting in approximately $57 million of adjusted EBITDA, including the 2017 negative impact of hurricane Harvey of $13.8 million, were partially offset by $30.4 million of adjusted EBITDA impact from the Polyolefin Catalysts Divestiture. Favorable pricing of $21.6 million and partial insurance claim reimbursements of $4.2 million received in 2018 related to hurricane Harvey, were more than offset by higher raw material and utility costs, resulting in a net unfavorable impact of approximately $9 million.
All Other
All Other net sales for the year ended December 31, 2018 were $127.2 million, a decrease of $1.7 million compared to the year ended December 31, 2017. This decrease was primarily due to unfavorable pricing, partially offset by higher volumes for the fine chemistry services business. All Other adjusted EBITDA was up 2%, or $0.2 million, for the year ended December 31, 2018 in comparison to the same period of 2017.
Corporate
Corporate adjusted EBITDA was a charge of $110.6 million for the year ended December 31, 2018, a decrease of $7.2 million, compared to the year ended December 31, 2017, primarily due to lower SG&A spend related to compensation related costs and professional fees.
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
Gross Profit
For the year ended December 31, 2017, our gross profit increased $136.0 million, or 14%, compared to the corresponding period of 2016. Included in Cost of goods sold for the year ended December 31, 2017 are: (1) a $23.1 million charge related to the markup of inventory purchased as part of the acquisition of the lithium hydroxide and lithium carbonate conversion business of Jiangli New Materials; (2) $14.3 million of acquisition and integration related costs resulting from the Jiangli New Materials acquisition; and (3) restructuring costs of $2.9 million related to a plan to reduce costs at several locations. In addition, gross profit decreased $3.1 million related to the divested minerals-based flame retardants and specialty chemicals business in the first quarter of 2016. Excluding the impact of these items, gross profit increased by $179.4 million, or 19%, primarily due to higher overall sales volumes and favorable price impacts, partially offset by increased costs in Lithium and a $15.4 million negative impact from hurricane Harvey. Overall, these factors contributed to a gross profit margin for the years ended December 31, 2017 and 2016 of 36.0% and 36.2%, respectively. Excluding the impact of the charges noted above, gross profit margin was 37.3% for the year ended December 31, 2017 as compared to 36.1% for the year ended December 31, 2016.
Selling, General and Administrative Expenses
For the year ended December 31, 2017, our SG&A expenses increased $96.5 million, or 27%, from the year ended December 31, 2016. The year ended December 31, 2017 included $19.6 million of acquisition and integration related costs, primarily resulting from the acquisition of Jiangli New Materials, $8.4 million of restructuring costs related to several locations, primarily our Lithium sites in Germany and $3.3 million of multiemployer plan financial improvement plan shortfall contributions for our employees. Excluding the impact of these charges, SG&A expenses increased by $65.2 million, or 18%, primarily due to increased compensation costs, Lithium growth spending and professional fees, partially offset by savings from

Albemarle Corporation and Subsidiaries

our restructuring. As a percentage of net sales, SG&A expenses were 14.7% in 2017, compared to 13.2% in 2016. Excluding the impact of these charges, SG&A expenses as a percentage of net sales were 13.6% in 2017 and 13.2% in 2016.
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
Other Expenses, Net
Other expenses, net, for the year ended December 31, 2017 was $9.5 million versus $20.5 million for the corresponding 2016 period. Other expenses, net for 2017 included approximately $16.1 million of pension and OPEB benefits (including mark-to-market actuarial gains of $11.4 million) allocated to Other expenses, net, as compared to $26.4 million of pension and OPEB costs (including mark-to-market actuarial losses of $26.7 million) allocated to Other expenses, net in 2016. In addition, during the year ended December 31, 2017, we recorded a $28.7 million reserve recorded against a note receivable in one of our European entities no longer deemed probable of collection, $11.0 million of charges related to previously disposed properties or businesses, partially offset by a $10.6 million gain related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition, a $6.2 million gain related to the acquisition of the 50% interest of an equity investment and $1.1 million related to a reversal of a liability associated with the previous disposal of a property. The remaining change was primarily due to an increase in foreign exchange losses of $13.5 million and a $2.9 million gain in the fair value of our investment in private equity securities recorded during the third quarter of 2016.
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
Our effective tax rate for 2016 was affected by discrete net tax expense items of $20.2 million related mainly to a tax gain from restructuring the ownership of a foreign subsidiary, foreign tax rate changes, provision to return adjustments and changes in valuation allowances necessary due to the restructuring. See Note 20, “Income Taxes,” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of the U.S. Federal statutory income tax rate to our effective rate for 2017 and 2016.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $84.5 million for the year ended December 31, 2017 compared to $59.6 million in the same period last year. This increase of $24.9 million was primarily due to higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd., resulting from favorable pricing and volumes in our lithium business.
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
Other Comprehensive Income, Net of Tax
Total other comprehensive income, after income taxes, was $187.6 million in 2017 compared to $8.3 million in 2016. This change is primarily due to changes in foreign currency translations. We translate our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In 2017, other comprehensive income from foreign currency translation

Albemarle Corporation and Subsidiaries

adjustments was $227.4 million, mainly as a result of favorable movements in the Euro of approximately $192 million, the Korean Won of approximately $16 million, the Chinese Renminbi of approximately $13 million and the Taiwan Dollar of approximately $4 million. Also included in total other comprehensive income for 2017 is a loss of $41.8 million in connection with the revaluation of our Euro-based 1.875% Senior notes which have been designated as a hedge of our net investment in foreign operations. In 2016, other comprehensive loss from foreign currency translation adjustments was $20.8 million, mainly as a result of unfavorable movements in the British Pound Sterling of approximately $25 million, the Chinese Renminbi of approximately $12 million, the Korean Won of approximately $6 million, the Turkish Lira of approximately $6 million, partially offset by favorable movements in the Euro of approximately $15 million and the Brazilian Real of approximately $13 million. Included in the currency movements for 2016 is the favorable effect of $81.4 million in accumulated foreign currency translation losses that were reversed as a result of the sale of the Chemetall Surface Treatment business. Also included in total other comprehensive income for 2016 is income of $26.1 million in connection with the revaluation of our Euro-based 1.875% Senior notes and which have been designated as a hedge of our net investment in foreign operations.
Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2017 and 2016 have been recast to reflect the change in segments previously noted.

	Year Ended December 31,				Percentage Change
	2017	%	2016	%	2017 vs. 2016
	(In thousands, except percentages)
Net sales:
Lithium	$1,018,885	33.2%	$668,852	25.0%	52%
Bromine Specialties	855,143	27.8%	792,425	29.6%	8%
Catalysts	1,067,572	34.7%	1,031,501	38.5%	3%
All Other	128,914	4.2%	180,988	6.8%	(29)%
Corporate	1,462	0.1%	3,437	0.1%	(57)%
Total net sales	$3,071,976	100.0%	$2,677,203	100.0%	15%

Adjusted EBITDA:
Lithium	$446,652	50.4%	$285,714	37.7%	56%
Bromine Specialties	258,901	29.2%	226,926	29.9%	14%
Catalysts	283,883	32.1%	316,609	41.8%	(10)%
All Other	13,878	1.6%	14,772	1.9%	(6)%
Corporate	(117,834)	(13.3)%	(85,804)	(11.3)%	37%
Total adjusted EBITDA	$885,480	100.0%	$758,217	100.0%	17%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2017
Net income (loss) attributable to Albemarle Corporation	$342,992	$218,839	$230,665	$792,496	$5,521	$(743,167)	$54,850
Depreciation and amortization	87,879	40,062	54,468	182,409	8,357	6,162	196,928
Utilization of inventory markup(a)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(b)	—	—	—	—	—	17,056	17,056
Gain on acquisition(c)	(6,221)	—	—	(6,221)	—	—	(6,221)
Acquisition and integration related costs(d)	—	—	—	—	—	33,954	33,954
Interest and financing expenses(e)	—	—	—	—	—	115,350	115,350
Income tax expense	—	—	—	—	—	431,817	431,817
Non-operating pension and OPEB items	—	—	—	—	—	(16,125)	(16,125)
Note receivable reserve(f)	—	—	—	—	—	28,730	28,730
Other(g)	(1,093)	—	(1,250)	(2,343)	—	8,389	6,046
Adjusted EBITDA	$446,652	$258,901	$283,883	$989,436	$13,878	$(117,834)	$885,480
2016
Net income (loss) attributable to Albemarle Corporation	$198,852	$187,364	$265,416	$651,632	$131,301	$(139,258)	$643,675
Depreciation and amortization	86,862	39,562	51,193	177,617	7,302	6,056	190,975
(Gain) loss on sales of businesses, net(h)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(i)	—	—	—	—	—	57,384	57,384
Interest and financing expenses	—	—	—	—	—	65,181	65,181
Income tax expense	—	—	—	—	—	96,263	96,263
Income from discontinued operations (net of tax)	—	—	—	—	—	(202,131)	(202,131)
Non-operating pension and OPEB items	—	—	—	—	—	25,589	25,589
Other(j)	—	—	—	—	—	3,579	3,579
Adjusted EBITDA	$285,714	$226,926	$316,609	$829,249	$14,772	$(85,804)	$758,217

(a)
In connection with the acquisition of Jiangli New Materials, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The utilization of this inventory markup was included in Cost of goods sold during the year ended December 31, 2017, the estimated remaining selling period.

(b)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses, and $5.7 million in Research and development expenses, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at December 31, 2018, with the expectation that the remaining balance will be paid by the end of 2019.

(c)
Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

(d)
Acquisition and integration related costs of $14.3 million and $19.6 million were included in Cost of goods sold and Selling, general and administrative expenses, respectively, for the year ended December 31, 2017 primarily resulting from the Jiangli New Materials acquisition, including non-routine compensation related costs negotiated specifically as a result of this acquisition that are outside the Company’s normal compensation arrangements.

(e)
Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

(f)	Reserve recorded in Other expenses, net against a note receivable on one of our European entities no longer deemed probable of collection.

(g)	Included amounts for the year ended December 31, 2017 recorded in:

•	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

Albemarle Corporation and Subsidiaries

•
Selling, general and administrative expenses - $3.3 million of shortfall contributions for our multiemployer plan financial improvement plan, partially offset by $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

•
Other expenses, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $8.7 million related to adjustments of settlements and indemnifications of previously disposed businesses, the revision of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business and $1.0 million related to the settlement of a legal claim. This is partially offset by gains of $10.6 million and $1.1 million related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition and the previous disposal of a property, respectively.

(h)	See “Gain on Sales of Businesses, Net” on page 40 for a description of these items.

(i)	See “Acquisition and Integration Related Costs” on page 40 for a description of these items.

(j)	Included amounts for the year ended December 31, 2016 recorded in:

•	Selling, general and administrative expenses - $0.9 million related to the net loss on the sales of properties.

•	Research and development expenses - $1.4 million related to the write-off of fixed assets in China.

•
Other expenses, net - $2.4 million related to environmental charges related to a site formerly owned by Albemarle, partially offset by a gain related to a previously disposed of site in China of $1.1 million.

Lithium
Lithium segment net sales for the year ended December 31, 2017 were $1.02 billion, up $350.0 million, or 52%, in comparison to the same period in 2016. The increase was primarily driven by $163.2 million of favorable Lithium sales volumes, largely from battery grade applications, due to market demand and $186.3 million of favorable Lithium price impacts due primarily to price increases in our battery grade lithium salts. Adjusted EBITDA for Lithium increased 56%, or $160.9 million, to $446.7 million for the year ended December 31, 2017, compared to the corresponding period of 2016, primarily due to favorable pricing and higher overall sales volumes, partially offset by Lithium growth spending and $0.4 million of unfavorable currency translation impacts.
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
Catalysts
Catalysts segment net sales for the year ended December 31, 2017 were $1.07 billion, an increase of $36.1 million, or 3%, compared to the corresponding period of 2016. This increase was primarily due to $48.7 million of higher volumes from strong demand in our customer base and $2.8 million of favorable currency exchange impacts, partially offset by $15.5 million of unfavorable price impacts due to customer and product mix and the bankruptcy filing of one of our customers. Catalysts adjusted EBITDA decreased 10%, or $32.7 million, to $283.9 million for the year ended December 31, 2017 compared to the corresponding period of 2016, primarily due to unfavorable price and mix impacts, higher costs and a $13.8 million negative impact from hurricane Harvey, partially offset by $2.3 million of favorable currency translation impacts.
All Other
All Other net sales for the year ended December 31, 2017 were $128.9 million, a decrease of $52.1 million compared to the year ended December 31, 2016. This decrease was primarily due to the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $38.6 million, as well as unfavorable fine chemistry services pricing impacts due to a contract formula change which did not impact earnings. All Other adjusted EBITDA was down 6%, or $0.9 million, for the year ended December 31, 2017 in comparison to the same period of 2016. The year ended December 31, 2016 included the impact of the sale of the minerals-based flame retardants and specialty chemicals business of $3.4 million and a $2.9 million gain in the fair value of our investment in private equity securities.

Albemarle Corporation and Subsidiaries

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
Acquisition Method of Accounting. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition for acquired businesses. Determining the fair value of these items requires management’s judgment, the utilization of independent valuation experts and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash inflows and outflows, discount rates, customer attrition rates, royalty rates, market prices and tax rates, among other items. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report.
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

Albemarle Corporation and Subsidiaries

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
The Company currently utilizes the following practical expedients, as permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:

•	All sales and other pass-through taxes are excluded from contract value;

•	In utilizing the modified retrospective transition method, no adjustment was necessary for contracts that did not cross over the reporting year;

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2018 and concluded there was no

Albemarle Corporation and Subsidiaries

impairment as of that date. In addition, no material indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
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
Definite-lived intangible assets, such as purchased technology, patents and customer lists, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with the majority of our Lithium business, which are amortized using the pattern of economic benefit method, definite-lived intangible assets are amortized using the straight-line method. We evaluate the recovery of our definite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized. See Note 12, “Goodwill and Other Intangibles,” to our consolidated financial statements included in Part II, Item 8 of this report.
Resource Development Expenses
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before obtaining legal rights to explore an area are generally expensed as incurred. After obtaining legal rights, exploration costs are expensed in areas where we have uncertainty about obtaining proven resources. In areas where we have substantial knowledge about the area and consider it probable to obtain commercially viable proven resources, exploration and evaluation costs are capitalized.
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

Albemarle Corporation and Subsidiaries

During 2018, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2018, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2018 measurement date.
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
At December 31, 2018, the weighted-average discount rate for the U.S. and foreign pension plans was increased to 4.59% and 2.15%, respectively, from 4.03% and 1.94%, respectively, at December 31, 2017 to reflect market conditions as of the December 31, 2018 measurement date. The discount rate for the OPEB plans at December 31, 2018 and 2017 was 4.55% and 3.99%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2018 and 2017, the weighted-average expected rate of return on U.S. pension plan assets was 6.89%, and the weighted-average expected rate of return on foreign pension plan assets was 5.52% and 6.16%, respectively. Effective January 1, 2019, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.89% and 5.69%, respectively. The weighted-average expected rate of return on plan assets for our OPEB plans was 7.00% during 2018 and 2017.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2018 and 2017, the assumed weighted-average rate of compensation increase was 3.63% and 3.18%, respectively, for our foreign pension plans.
In October 2017, the Society of Actuaries (“SOA”) published an updated Mortality Improvement Scale, MP-2017. The updated improvement scale incorporates an additional year of mortality data (2015). We utilized the same base, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2017 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2017. In October 2018, the SOA published an updated Mortality Improvement Scale, MP-2018. The updated Improvement Scale incorporates an additional year of mortality data (2016). We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2018 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2018.
At December 31, 2018, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.

Albemarle Corporation and Subsidiaries

A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(94,999)	$3,492	$116,592	$(5,024)
Other postretirement benefits	$(4,403)	$239	$5,226	$(298)
Expected return on plan assets:
Pension	*	$(5,595)	*	$5,595
Other postretirement benefits	*	$—	*	$—
* Not applicable.
Of the $583.7 million total pension and postretirement assets at December 31, 2018, $72.0 million, or approximately 12%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
Income Taxes
We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. In order to record deferred tax assets and liabilities, we are following guidance under ASU 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance. Tax effects are released from Accumulated Other Comprehensive Income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.
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
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2006 through 2017 related to Germany, Taiwan, Italy, India, Belgium, and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Albemarle Corporation and Subsidiaries

Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $4.4 million as a result of closure of tax statutes. As a result of the sale of the Chemetall Surface Treatment business in 2016, we agreed to indemnify certain income and non-income tax liabilities, including uncertain tax positions, associated with the entities sold. The associated liability is recorded in Other noncurrent liabilities. See Note 16, “Other Noncurrent Liabilities,” and Note 20, “Income Taxes,” for further details.
We have designated the undistributed earnings of a portion of our foreign operations as indefinitely reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits (“E&P”) principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided, as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested. We will continue to evaluate our permanent investment assertion taking into consideration all relevant and current tax laws.
On December 22, 2017, the TCJA was signed into law in the U.S. The TCJA contains several key tax provisions including, among other things, the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, the requirement of companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign sourced earnings such as global intangible low-taxed income (“GILTI”).  A company can elect an accounting policy to account for GILTI as a period charge in the future period the tax arises or as part of deferred taxes related to the investment or subsidiary.  The Company has elected to account for GILTI as a period cost.
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
Cash Flow
Our cash and cash equivalents were $555.3 million at December 31, 2018 as compared to $1.14 billion at December 31, 2017. Cash provided by operating activities was $546.2 million, $304.0 million and $735.5 million during the years ended December 31, 2018, 2017 and 2016, respectively.
The increase in cash provided by operating activities in 2018 versus 2017 was primarily due to higher income tax payments in 2017, including approximately $257 million of income taxes from the gain on sale of the Chemetall Surface Treatment business. In addition, 2018 benefited from increased earnings in each of our reportable segments, increased dividends received from unconsolidated investments and lower interest payments. This was partially offset by increased

Albemarle Corporation and Subsidiaries

receivables from higher net sales during 2018 and the build-up of inventory in our Lithium and Catalysts segments due to higher forecasted sales. The decrease in cash provided by operating activities in 2017 versus 2016 was primarily due to the 2017 income tax payment noted above that was recorded in income taxes payable in 2016. In addition, the decrease resulted from the build-up of inventory in the Lithium reportable segment in 2017. This was partially offset by increased overall sales volumes and prices, lower acquisition and integration related costs and lower interest payments in 2017 as compared to 2016.
During 2018, cash on hand, cash provided by operations and $413.6 million of net proceeds from divestitures funded $114.7 million of commercial paper repayments, net of borrowings, $500.0 million of accelerated share repurchase programs, $700.0 million of capital expenditures for plant, machinery and equipment, and mining resource development, dividends to shareholders of $144.6 million, and pension and postretirement contributions of $15.2 million. During 2017, cash on hand, cash provided by operations and net borrowings of $138.8 million funded $778.2 million of debt repayments, $317.7 million of capital expenditures for plant, machinery and equipment, a $250.0 million accelerated share repurchase program, dividends to shareholders of $140.6 million, and pension and postretirement contributions of $13.3 million. During 2016, cash on hand, cash provided by operations and $3.33 billion of cash proceeds from divestitures funded $1.42 billion of debt repayments, $196.7 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $135.4 million, and pension and postretirement contributions of $20.1 million. In addition, during the years ended December 31, 2018, 2017 and 2016, our consolidated joint venture, JBC, paid dividends of approximately $40.0 million, $102.5 million and $105.0 million, respectively, which resulted in dividends to noncontrolling interests of $14.8 million, $36.8 million and $35.9 million, respectively.
On April 3, 2018, we completed the Polyolefin Catalysts Divestiture to W.R. Grace & Co. for net cash proceeds of approximately $413.6 million and recorded a gain of $210.4 million before income taxes in 2018 related to the sale of this business. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at our Yeosu, South Korea site. The sale did not include the organometallics or curatives portion of the PCS business. The Polyolefin Catalysts Divestiture reflects our commitment to investing in the future growth of our high priority businesses and returning capital to our shareholders.
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
In 2016, we also completed the sales of our metal sulfides business and our mineral-based flame retardants and specialty chemicals businesses for net proceeds of approximately $137 million and $187 million, respectively. The net proceeds from both sales were used to repay a portion of the outstanding balance under the September 2015 Term Loan Agreement.
Capital expenditures were $700.0 million, $317.7 million and $196.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, and were incurred mainly for plant, machinery and equipment, and mining resource development. The increase in capital expenditures during the year ended December 31, 2018 was primarily driven by expansion in our Lithium business. Capital expenditures for discontinued operations were $19.3 million for the year ended December 31, 2016. We expect our capital expenditures to be between $800 million and $900 million in 2019 for Lithium growth, mining resource development and capacity increases, as well as productivity and continuity of operations projects in all segments. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
During 2018, we incurred $19.4 million of acquisition and integration related costs related to various significant projects. During 2017, we incurred $33.9 million of acquisition and integration related costs related to various significant projects, including the Jiangli New Materials acquisition, which contains non-routine compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s ordinary course compensation arrangements. During 2016, we incurred $52.1 million of acquisition and integration related costs directly related to the acquisition of Rockwood (mainly consisting of professional services, costs to achieve synergies, relocation costs, and other integration costs) and $5.3 million of costs in connection with other significant projects.
In November 2016, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company was permitted to repurchase up to a maximum

Albemarle Corporation and Subsidiaries

of 15,000,000 shares, including those previously authorized but not yet repurchased. Under our existing Board authorized share repurchase program, during 2018 and 2017, the Company repurchased approximately 5.3 million shares and 2.3 million shares of our common stock, respectively, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the years ended December 31, 2018 and 2017, respectively. All of the shares repurchased in 2018 and 2017 were also repurchased pursuant to the terms of ASR agreements with major financial institutions. As of December 31, 2018, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program. There were no shares of our common stock repurchased during 2016.
Net current assets decreased to approximately $815.2 million at December 31, 2018 from $1.28 billion at December 31, 2017, with the decrease being largely due to the reduction in cash and cash equivalents to fund the ASR programs we entered into during 2018 and capital expenditure projects. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 26, 2019, we increased our quarterly dividend rate to $0.3675 per share, a 10% increase from the quarterly rate of $0.335 per share paid in 2018.
At December 31, 2018 and December 31, 2017, our cash and cash equivalents included $525.8 million and $1.10 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2018, 2017 and 2016, we repatriated approximately $621.8 million, $20.5 million and $53.7 million of cash, respectively, as part of these foreign earnings cash repatriation activities. A portion of the cash repatriations was used to repay a net amount of $114.7 million of commercial paper during 2018.
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

Albemarle Corporation and Subsidiaries

On June 21, 2018, we entered into the 2018 Credit Agreement to replace our revolving, unsecured credit agreement dated as of February 7, 2014, as amended. The 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on June 23, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Rating Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of December 31, 2018. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2018.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2018, we had $306.6 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.91% and a weighted-average maturity of 38 days. During 2018, we repaid a net amount of $114.7 million of commercial paper notes using cash on hand. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at December 31, 2018 and December 31, 2017.
The non-current portion of our long-term debt amounted to $1.40 billion at December 31, 2018, compared to $1.42 billion at December 31, 2017. In addition, at December 31, 2018, we had the ability to borrow $693.4 million under our commercial paper program and the 2018 Credit Agreement, and $251.0 million under other existing lines of credit, subject to various financial covenants under our 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2018 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $71.8 million at December 31, 2018. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Other Obligations
The following table summarizes our contractual obligations for capital projects, various take or pay and throughput agreements, long-term debt, operating leases and other commitments as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Long-term debt obligations(a)	$307,294	$175,302	$446,996	$—	$7,216	$778,720
Expected interest payments on long-term debt obligations(b)	53,004	53,004	45,119	36,738	36,738	418,213
Operating lease obligations (rental)	25,608	17,918	12,478	10,794	10,109	87,085
Take or pay / throughput agreements(c)	26,570	17,293	9,018	7,541	5,595	15,737
Letters of credit and guarantees	45,342	12,924	1,883	1,277	—	10,389
Transition tax on foreign earnings(d)	14,379	14,379	30,230	30,442	44,497	198,197
Capital projects	256,165	89	—	—	—	—
Total	$728,362	$290,909	$545,724	$86,792	$104,155	$1,508,341

(a)
Amounts represent the expected principal payments of our long-term debt and do not include any fair value adjustments, premiums or discounts. Obligations in 2019 include our outstanding Commercial Paper Notes of $306.6 million with a weighted average maturity of 38 days.

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

Amounts in the table above exclude required employer pension contributions. Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan (“SERP”), are expected to approximate $12 million in 2019. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $12.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2018.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $22.9 million and $24.4 million at December 31, 2018 and 2017, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $13.0 million and $14.6 million at December 31, 2018 and 2017, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures, including the Polyolefin Catalysts Divestiture, and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. For example, we expect that the purchase price for the announced acquisition of the Wodgina Project, of approximately $1.15 billion, will be funded with available cash and new debt borrowings.
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

Albemarle Corporation and Subsidiaries

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
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and the DPP, and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with the investigations by the DOJ, the SEC, or DPP. We are unable to predict what, if any, action may be taken by the DOJ, the SEC, or DPP, or what penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any such fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
We had cash and cash equivalents totaling $555.3 million as of December 31, 2018, of which $525.8 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Our environmental and safety operating costs charged to expense were $42.9 million, $40.1 million and $34.4 million in 2018, 2017 and 2016, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2018 totaled approximately $49.6 million, an increase of $9.8 million from $39.8 million at December 31, 2017. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2018, 2017 and 2016.

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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $47.3 million, $28.1 million and $28.8 million in 2018, 2017 and 2016, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

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
The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are intended to offset the changes in the value of the underlying exposures being hedged. Unless otherwise noted, gains and losses on foreign currency forward contracts are recognized currently in Other expenses, net, and generally do not have a significant impact on results of operations.
At December 31, 2018, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $626.5 million and with a fair value representing a net asset position of $0.4 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2018, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $24.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $26.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2018, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
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

Albemarle Corporation and Subsidiaries

the sale of the Chemetall Surface Treatment business. This repayment did not impair the designated hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $313.8 million and $426.6 million outstanding at December 31, 2018 and 2017, respectively. These borrowings represented 18% and 23% of total outstanding debt and bore average interest rates of 2.85% and 1.78% at December 31, 2018 and 2017, respectively. A hypothetical 10% increase (approximately 29 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.9 million as of December 31, 2018. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV

Luther C. Kissam IV
Chairman, President and Chief Executive Officer
(principal executive officer)
February 27, 2019

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income (loss), changes in equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers in 2018.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Albemarle Corporation and Subsidiaries

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
Charlotte, North Carolina
February 27, 2019

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2018	2017	2016
Net sales	$3,374,950	$3,071,976	$2,677,203
Cost of goods sold	2,157,694	1,965,700	1,706,897
Gross profit	1,217,256	1,106,276	970,306
Selling, general and administrative expenses	446,090	450,286	353,765
Research and development expenses	70,054	84,330	80,475
Gain on sales of businesses, net	(210,428)	—	(122,298)
Acquisition and integration related costs	—	—	57,384
Operating profit	911,540	571,660	600,980
Interest and financing expenses	(52,405)	(115,350)	(65,181)
Other expenses, net	(64,434)	(9,512)	(20,535)
Income from continuing operations before income taxes and equity in net income of unconsolidated investments	794,701	446,798	515,264
Income tax expense	144,826	431,817	96,263
Income from continuing operations before equity in net income of unconsolidated investments	649,875	14,981	419,001
Equity in net income of unconsolidated investments (net of tax)	89,264	84,487	59,637
Net income from continuing operations	739,139	99,468	478,638
Income from discontinued operations (net of tax)	—	—	202,131
Net income	739,139	99,468	680,769
Net income attributable to noncontrolling interests	(45,577)	(44,618)	(37,094)
Net income attributable to Albemarle Corporation	$693,562	$54,850	$643,675
Basic earnings per share:
Continuing operations	$6.40	$0.49	$3.93
Discontinued operations	—	—	1.80
	$6.40	$0.49	$5.73
Diluted earnings per share:
Continuing operations	$6.34	$0.49	$3.90
Discontinued operations	—	—	1.78
	$6.34	$0.49	$5.68
Weighted-average common shares outstanding—basic	108,427	110,914	112,379
Weighted-average common shares outstanding—diluted	109,458	112,380	113,239
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2018	2017	2016
Net income	$739,139	$99,468	$680,769
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(150,258)	227,439	(20,825)
Pension and postretirement benefits	(138)	(97)	834
Net investment hedge	25,786	(41,827)	26,133
Interest rate swap	(585)	2,116	2,116
Total other comprehensive (loss) income, net of tax	(125,195)	187,631	8,258
Comprehensive income	613,944	287,099	689,027
Comprehensive income attributable to noncontrolling interests	(45,396)	(45,505)	(36,477)
Comprehensive income attributable to Albemarle Corporation	$568,548	$241,594	$652,550
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2018	2017
Assets
Current assets:
Cash and cash equivalents	$555,320	$1,137,303
Trade accounts receivable, less allowance for doubtful accounts (2018—$4,460; 2017—$10,425)	605,712	534,326
Other accounts receivable	52,059	37,937
Inventories	700,540	592,781
Other current assets	84,790	136,064
Assets held for sale	—	39,152
Total current assets	1,998,421	2,477,563
Property, plant and equipment, at cost	4,799,063	4,124,335
Less accumulated depreciation and amortization	1,777,979	1,631,025
Net property, plant and equipment	3,021,084	2,493,310
Investments	528,722	534,064
Noncurrent assets held for sale	—	139,813
Other assets	80,135	74,164
Goodwill	1,567,169	1,610,355
Other intangibles, net of amortization	386,143	421,503
Total assets	$7,581,674	$7,750,772
Liabilities and Equity
Current liabilities:
Accounts payable	$522,516	$418,537
Accrued expenses	257,323	268,336
Current portion of long-term debt	307,294	422,012
Dividends payable	35,169	35,165
Liabilities held for sale	—	1,938
Income taxes payable	60,871	54,937
Total current liabilities	1,183,173	1,200,925
Long-term debt	1,397,916	1,415,360
Postretirement benefits	46,157	52,003
Pension benefits	285,396	294,611
Noncurrent liabilities held for sale	—	614
Other noncurrent liabilities	526,942	599,174
Deferred income taxes	382,982	370,389
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 105,616 in 2018 and 110,547 in 2017	1,056	1,105
Additional paid-in capital	1,368,897	1,863,949
Accumulated other comprehensive loss	(350,682)	(225,668)
Retained earnings	2,566,050	2,035,163
Total Albemarle Corporation shareholders’ equity	3,585,321	3,674,549
Noncontrolling interests	173,787	143,147
Total equity	3,759,108	3,817,696
Total liabilities and equity	$7,581,674	$7,750,772

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2016	112,219,351	$1,122	$2,059,151	$(421,288)	$1,615,407	$3,254,392	$146,921	$3,401,313
Net income					643,675	643,675	37,094	680,769
Other comprehensive income (loss)				8,876		8,876	(618)	8,258
Cash dividends declared, $1.22 per common share					(137,151)	(137,151)	(35,855)	(173,006)
Stock-based compensation and other			16,251			16,251		16,251
Exercise of stock options	212,343	2	9,400			9,402		9,402
Tax benefit related to stock plans			1,811			1,811		1,811
Issuance of common stock, net	131,596	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(39,500)	—	(2,194)			(2,194)		(2,194)
Balance at December 31, 2016	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					54,850	54,850	44,618	99,468
Other comprehensive income				186,744		186,744	887	187,631
Cash dividends declared, $1.28 per common share					(141,618)	(141,618)	(36,756)	(178,374)
Stock-based compensation and other			16,505			16,505		16,505
Exercise of stock options	210,432	2	8,236			8,238		8,238
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	243,024	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(89,489)	(1)	(8,375)			(8,376)		(8,376)
Balance at December 31, 2017	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					693,562	693,562	45,577	739,139
Other comprehensive loss				(125,014)		(125,014)	(181)	(125,195)
Cash dividends declared, $1.34 per common share					(144,601)	(144,601)	(14,756)	(159,357)
Cumulative adjustments from adoption of income tax standard updates (Note 1)					(18,074)	(18,074)		(18,074)
Stock-based compensation and other			18,506			18,506		18,506
Exercise of stock options	94,031	1	3,632			3,633		3,633
Shares repurchased	(5,262,654)	(53)	(499,947)			(500,000)		(500,000)
Issuance of common stock, net	383,974	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(145,997)	(1)	(17,239)			(17,240)		(17,240)
Balance at December 31, 2018	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2018	2017	2016
Cash and cash equivalents at beginning of year	$1,137,303	$2,269,756	$213,734
Cash flows from operating activities:
Net income	739,139	99,468	680,769
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	200,698	196,928	226,169
Gain on acquisition	—	(6,221)	—
Gain on sales of businesses, net	(210,428)	—	(510,278)
Stock-based compensation	15,228	19,404	17,031
Equity in net income of unconsolidated investments (net of tax)	(89,264)	(84,487)	(61,534)
Dividends received from unconsolidated investments and nonmarketable securities	57,415	39,386	43,759
Pension and postretirement expense (benefit)	10,410	(12,436)	41,546
Pension and postretirement contributions	(15,236)	(13,341)	(20,068)
Unrealized gain on investments in marketable securities	(527)	(3,135)	(3,655)
Loss on early extinguishment of debt	—	52,801	1,921
Deferred income taxes	49,164	(41,941)	21,121
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) in accounts receivable	(97,448)	(74,545)	(42,816)
(Increase) decrease in inventories	(124,067)	(101,545)	25,974
(Increase) decrease in other current assets	(2,181)	(213)	1,808
Increase in accounts payable	73,730	53,421	43,953
(Decrease) increase in accrued expenses and income taxes payable	(1,999)	(269,381)	210,276
Other, net	(58,469)	449,816	59,548
Net cash provided by operating activities	546,165	303,979	735,524
Cash flows from investing activities:
Acquisitions, net of cash acquired	(11,403)	(44,367)	(126,747)
Cash payments related to acquisitions and other	—	—	(81,987)
Capital expenditures	(699,991)	(317,703)	(196,654)
Cash proceeds from divestitures, net	413,569	6,857	3,325,571
(Investments in) sales of marketable securities, net	(270)	(275)	305
Repayments from joint ventures	—	1,250	—
Investments in equity and other corporate investments	(5,600)	(3,565)	—
Net cash (used in) provided by investing activities	(303,695)	(357,803)	2,920,488
Cash flows from financing activities:
Proceeds from borrowings of other long-term debt	—	27,000	—
Repayments of long-term debt	—	(778,209)	(1,252,302)
Other (repayments) borrowings, net	(113,567)	138,751	(163,721)
Fees related to early extinguishment of debt	—	(46,959)	—
Dividends paid to shareholders	(144,596)	(140,557)	(135,353)
Dividends paid to noncontrolling interests	(14,756)	(36,756)	(35,855)
Repurchases of common stock	(500,000)	(250,000)	—
Proceeds from exercise of stock options	3,633	8,238	9,401
Withholding taxes paid on stock-based compensation award distributions	(17,240)	(8,376)	(2,194)
Net cash used in financing activities	(786,526)	(1,086,868)	(1,580,024)
Net effect of foreign exchange on cash and cash equivalents	(37,927)	8,239	(19,966)
(Decrease) increase in cash and cash equivalents	(581,983)	(1,132,453)	2,056,022
Cash and cash equivalents at end of year	$555,320	$1,137,303	$2,269,756

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
Discontinued Operations
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
On December 14, 2016, the Company closed the sale of the Chemetall Surface Treatment business to BASF SE. In accordance with the applicable accounting guidance, the Company began accounting for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for the year ended December 31, 2016. See Note 3, “Divestitures,” for additional information.
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
Revenue Recognition
Effective January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” and all related amendments using the modified retrospective method. There was no material impact to our results of operations or financial position upon adoption, and no adjustment was made to Retained earnings in our consolidated balance sheets because such adjustment was determined to be immaterial. In addition, new presentation requirements, including separate disclosure of net sales from sources other than customers on our consolidated statements of income and separate disclosures of contract assets or liabilities on our consolidated balance sheets, generally did not have a material impact. However, business circumstances, including the nature of customer contracts, can change and as such, we have expanded processes and controls to recognize such changes, and as necessary, consider whether any of these currently immaterial items might differ in the future.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company currently utilizes the following practical expedients, as permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:

•	All sales and other pass-through taxes are excluded from contract value;

•	In utilizing the modified retrospective transition method, no adjustment was necessary for contracts that did not cross over the reporting year;

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

Certain products we produce are made to our customer’s specifications where such products have limited alternative use or would need significant rework costs in order to be sold to another customer. In management’s judgment, control of these arrangements is transferred to the customer at a point in time (upon shipment or delivery) and not over the time they are produced. Therefore revenue is recognized upon shipment or delivery of these products.
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
Included in Trade accounts receivable at December 31, 2018 is approximately $590.3 million arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2018 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Resource Development Expenses
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before obtaining legal rights to explore an area are generally expensed as incurred. After obtaining legal rights, exploration costs are expensed in areas where we have uncertainty about obtaining proven resources. In areas where we have substantial knowledge about the area and consider it probable to obtain commercially viable proven resources, exploration and evaluation costs are capitalized.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2018 and concluded there was no impairment as of that date. In addition, no material indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During 2018, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2018, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2018 measurement date.
In selecting the discount rates for the foreign plans, we look at long-term yields on AA-rated corporate bonds when available. Our actuaries have developed yield curves based on the yields on the constituent bonds in the various indices as well as on other market indicators such as swap rates, particularly at the longer durations. For the Eurozone, we apply the Aon Hewitt yield curve to projected cash flows from the relevant plans to derive the discount rate. For the United Kingdom (“U.K.”), the discount rate is determined by applying the Aon Hewitt yield curve for typical schemes of similar duration to projected cash flows of Albemarle’s U.K. plan. In other countries where there is not a sufficiently deep market of high-quality corporate bonds, we set the discount rate by referencing the yield on government bonds of an appropriate duration.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocation of plan assets to these investments. In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates.
In October 2017, the Society of Actuaries (“SOA”) published an updated Mortality Improvement Scale, MP-2017. The updated improvement scale incorporates an additional year of mortality data (2015). We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2017 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2017. In October 2018, the SOA published an updated Mortality Improvement Scale, MP-2018. The updated Improvement Scale incorporates an additional year of mortality (2016). We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2018 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2018.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Income Taxes
We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. In order to record deferred tax assets and liabilities, we are following guidance under Financial Accounting Standards Board (“FASB”) ASU 2015-17, which requires deferred tax assets and liabilities to be classified as noncurrent on the balance sheet, along with any related valuation allowance. Tax effects are released from Accumulated Other Comprehensive Income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.
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
We have designated the undistributed earnings of a portion of our foreign operations as indefinitely reinvested and as a result we do not provide for deferred income taxes on the unremitted earnings of these subsidiaries. Our foreign earnings are computed under U.S. federal tax earnings and profits, or E&P, principles. In general, to the extent our financial reporting book basis over tax basis of a foreign subsidiary exceeds these E&P amounts, deferred taxes have not been provided as they are essentially permanent in duration. The determination of the amount of such unrecognized deferred tax liability is not practicable. We provide for deferred income taxes on our undistributed earnings of foreign operations that are not deemed to be indefinitely invested. Management’s assertion of indefinite reinvestment of undistributed foreign earnings was unchanged within the measurement period ending December 22, 2018, as allowed under Staff Accounting Bulletin (“SAB”) 118. We will continue to evaluate our permanent investment assertion taking into consideration all relevant, current tax laws.
On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was signed into law in the U.S. The TCJA contains several key tax provisions including, among other things, the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, the requirement of companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign sourced earnings such as global intangible low-taxed income (“GILTI”). A company can elect an accounting policy to account for GILTI as a period charge in the future period the tax arises or as part of deferred taxes related to the investment or subsidiary. The Company has elected to account for GILTI as a period cost.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss comprises principally foreign currency translation adjustments, amounts related to the revaluation of our euro-denominated senior notes which were designated as a hedge of our net investment in foreign operations in 2014, a realized loss on a forward starting interest rate swap entered into in 2014 which was designated as a cash flow hedge, and deferred income taxes related to the aforementioned items.
Foreign Currency Translation
The assets and liabilities of all foreign subsidiaries were prepared in their respective functional currencies and translated into U.S. Dollars based on the current exchange rate in effect at the balance sheet dates, while income and expenses were

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

translated at average exchange rates for the periods presented. Translation adjustments are reflected as a separate component of equity.
Foreign exchange transaction and revaluation (losses) gains were ($10.5) million, ($11.1) million and $2.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in Other expenses, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by changes in the value of the underlying foreign currency exposures being hedged. Unless otherwise noted, gains and losses on foreign currency forward contracts are recognized currently in Other expenses, net, and generally do not have a significant impact on results of operations.
We may also enter into interest rate swaps, collars or similar instruments from time to time, with the objective of reducing interest rate volatility relating to our borrowing costs.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. Our foreign currency forward contracts outstanding at December 31, 2018 and 2017 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued accounting guidance designed to enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. The core principle of the guidance is that revenue recognized from a transaction or event that arises from a contract with a customer should reflect the consideration to which an entity expects to be entitled in exchange for goods or services provided. To achieve that core principle the new guidance sets forth a five-step revenue recognition model that will need to be applied consistently to all contracts with customers, except those that are within the scope of other topics in the ASC. Also required are new disclosures to help users of financial statements better understand the nature, amount, timing and uncertainty of revenues and cash flows from contracts with customers. The new disclosures include qualitative and quantitative information about contracts with customers, significant judgments made in applying the revenue guidance, and assets recognized related to the costs to obtain or fulfill a contract. During 2016, the FASB issued amendments to this new guidance that provided clarification, technical corrections and practical expedients. Topics of potential relevance to the Company include principal versus agent considerations, collectability, presentation of sales tax from customers, contract modifications at transition and accounting transition. These new requirements became effective on January 1, 2018 and did not have a material impact on our consolidated financial statements. We adopted the new standard using the modified retrospective method. We have implemented appropriate changes to the business processes, controls and control activities to support recognition, presentation and disclosure under the new standard for the first quarter of 2018, however, we have not made any significant changes to our existing systems as a result of this new standard.
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. This new guidance will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. In July 2018, the FASB issued an amendment which would allow entities to initially apply this new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings. The Company adopted this standard on January 1, 2019 using this transition method. We evaluated our existing lease contracts and believe this standard will have a material impact on the consolidated financial statements and related disclosures. The implementation of this standard will result in the addition of right-of-use assets and lease liabilities on our balance sheet by approximately $135 million. We have made the decision to adopt several practical expedients as allowed by this new standard, such as the short-term lease exemption and the relief package. In addition, we have implemented new software, as well as changes to controls that support recognition and disclosure under this new standard.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued accounting guidance that, among other things, changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. Additional disclosures are required regarding an entity’s assumptions, models and methods for estimating the expected credit loss. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.
In October 2016, the FASB issued accounting guidance that eliminated the deferral of tax effects of intra-entity asset transfers other than inventory. As a result, the tax expense from the intercompany sale of assets, other than inventory, and associated changes to deferred taxes will be recognized when the sale occurs even though the pre-tax effects of the transaction have not been recognized as they are eliminated in consolidation. This guidance was effective using the modified retrospective method as of January 1, 2018, which resulted in an $11.2 million cumulative adjustment to decrease Retained earnings and is not reflected in periods prior to this date.
In November 2016, the FASB issued accounting guidance that requires restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning and end of period total amounts shown on the statement of cash flows. This guidance became effective on January 1, 2018 and did not have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued accounting guidance to clarify the definition of a business for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance became effective on January 1, 2018 and did not have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a reporting unit to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We expect to adopt this guidance on January 1, 2020 and do not expect it to have a significant impact on our consolidated financial statements.
In March 2017, the FASB issued accounting guidance that changes the presentation of net periodic pension and postretirement benefit cost (“net benefit cost”) in the income statement. This new guidance requires service cost to be presented as part of operating income (expense) and all other components of net benefit cost are to be shown outside of operations. This guidance became effective on January 1, 2018 and did not have a significant impact on our consolidated financial statements. The consolidated statements of income for the years ended December 31, 2017 and 2016 have been recast to conform to the current presentation required by this guidance. See Note 15, “Pension Plans and Other Postretirement Benefits,” for additional details.
In May 2017, the FASB issued accounting guidance to clarify when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. This new guidance became effective on January 1, 2018 and did not have a significant impact on our consolidated financial statements.
In August 2017, the FASB issued accounting guidance to better align an entity’s risk management activities with hedge accounting, simply the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. In October 2018, the FASB issued additional guidance that permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, Derivatives and Hedging. These new requirements will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, and are to be applied on a prospective basis. Early adoption is permitted. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In February 2018, the FASB issued accounting guidance that gives companies the option to reclassify stranded tax effects caused by the TCJA from accumulated other comprehensive income to retained earnings. As allowed by its provisions, we early-adopted this new guidance in the fourth quarter of 2018, which resulted in a $6.9 million cumulative adjustment to decrease Retained earnings and is not reflected in periods prior to this date.
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
In August 2018, the FASB issued accounting guidance that requires implementation costs incurred in a cloud computing arrangement that is a service contract to be capitalized. Entities will be required to recognize the capitalized implementation costs to expense over the noncancellable term of the cloud computing arrangement. As allowed by its provisions, we early-adopted this new guidance in the first quarter of 2019, although we do not expect it to have a material impact on our consolidated financial statements.

NOTE 2—Acquisitions:

Sales de Magnesio, Ltda.
On February 1, 2017, the Company acquired the remaining 50% interest in the Sales de Magnesio Ltda. (“Salmag”) joint venture in Chile from SQM Salar S.A. for approximately $8.3 million, net of cash acquired. In connection with the acquisition, the Company recorded a gain of $6.2 million, calculated based on the difference between the purchase price and the book value of the investment in Other expenses, net on the consolidated statements of income for the year ended December 31, 2017.

Jiangxi Jiangli New Materials Science and Technology Co. Ltd.
On December 31, 2016, we completed the acquisition of all equity interests in the lithium hydroxide and lithium carbonate conversion business of Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) for a cash purchase price of approximately $145 million. This includes manufacturing assets located in both Jiangxi and Sichuan, China focused on the production of battery-grade lithium carbonate and lithium hydroxide. This acquisition has enabled us to supply premium lithium salts to an expanded global customer base, while solidifying our leading position in the lithium industry.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

intangible assets acquired are 20 years for patents and technology, 13 years for customer lists and relationships and 20 years for other. The weighted-average amortization period for all definite-lived intangible assets acquired is 17 years.
Acquisition and integration related costs for the years ended December 31, 2018 and 2017 of $3.7 million and $14.3 million, respectively, were included in Cost of goods sold and $15.7 million and $19.6 million, respectively, were included in Selling, general and administrative expenses on our consolidated statements of income. These acquisition and integration related costs relate to various significant projects, including the Jiangli New Materials acquisition, which contains non-routine compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s ordinary compensation arrangements. Included in Acquisition and integration related costs on our consolidated statements of income for the year ended December 31, 2016 is $52.1 million of integration costs resulting from the acquisition of Rockwood Holdings, Inc. (“Rockwood”) (mainly consisting of professional services fees, costs to achieve synergies, relocation costs, and other integration costs) and $5.3 million of costs in connection with other significant projects.

NOTE 3—Divestitures:

Polyolefin Catalysts and Components Business
On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co., with the sale closing on April 3, 2018. We received net cash proceeds of approximately $413.6 million and have recorded a gain of $210.4 million before income taxes in 2018 related to the sale of this business. The transaction includes Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale does not include the Company’s organometallics or curatives portion of its PCS business. The Polyolefin Catalysts Divestiture reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Included in Income from discontinued operations (net of tax) for the year ended December 31, 2016 is a pre-tax gain of $388.0 million ($135.0 million after income taxes) related to the sale of this business, which included a reversal of $81.4 million of foreign currency translation loss out of Accumulated other comprehensive loss. This gain represents the difference between the carrying value of the related net assets and their fair value as determined by the sales price less estimated costs to sell. During the second quarter of 2017, we received a final working capital settlement of $6.9 million related to the sale of this business. The sale of the Chemetall Surface Treatment business reflects the Company’s commitment to investing in the future growth of its high priority businesses, maintaining leverage flexibility and returning capital to shareholders.
The Chemetall Surface Treatment business, a separate reportable segment, was acquired on January 12, 2015 as part of the acquisition of Rockwood. This sale qualified for discontinued operations treatment because it represented a strategic shift that will have a major effect on the Company’s operations and financial results. As a result, in the second quarter of 2016, the Company accounted for this business as discontinued operations in the consolidated statements of income and excluded the business from segment results for the year ended December 31, 2016. As of the date this business qualified for discontinued operations treatment, the Company stopped recording depreciation and amortization expense on assets of the Chemetall Surface Treatment business.
The major components of Income from discontinued operations (net of tax) for the year ended December 31, 2016 were as follows (in thousands):

Year Ended December 31, 2016
Net sales	$813,285
Cost of goods sold	416,934
Operating expenses, net(a)	268,402
Interest and financing expenses(b)	38,227
Other income, net	(2,485)
Gain on sale of discontinued operations	(387,980)
Income before income taxes	480,187
Income tax expense(c)	278,056
Income from discontinued operations (net of tax)	$202,131

(a)	Operating expenses, net for discontinued operations includes mark-to market actuarial losses of $8.5 million during the year ended December 31, 2016.

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

Depreciation and amortization and capital expenditures from discontinued operations for the year ended December 31, 2016 were as follows (in thousands):

Year Ended December 31, 2016
Depreciation and amortization	$35,194
Capital expenditures	$19,281
Other Divestitures
On January 4, 2016, we completed the sale of our metal sulfides business to Treibacher Industrie AG for net proceeds of $137 million and recorded a gain of $11.5 million before income taxes in 2016 related to the sale of this business. Included in the transaction were sites in Vienna and Arnoldstein, Austria, and Tribotecc’s proprietary sulfide synthesis process. In addition, on February 1, 2016, we completed the sale of our minerals-based flame retardants and specialty chemicals business to Huber Engineered Materials, a division of J.M. Huber Corporation, for net proceeds of approximately $187 million and recorded a gain of $112.3 million before income taxes in 2016 related to the sale of these businesses. The transaction included Albemarle’s Martinswerk GmbH subsidiary and manufacturing facility located in Bergheim, Germany, and Albemarle’s 50% ownership

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

interest in Magnifin Magnesiaprodukte GmbH, a joint-venture with Radex Heraklith Industriebeteiligung AG at Breitenau, Austria. Also included in Gain on sales of businesses, net, for the year ended December 31, 2016 was a loss of $1.5 million on the sale of our wafer reclaim business.
These businesses did not qualify for discontinued operations treatment because the Company’s management did not consider their sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid during the year for:
Income taxes (net of refunds of $21,459, $17,522 and $9,270 in 2018, 2017 and 2016, respectively)(a)	$157,758	$320,222	$143,404
Interest (net of capitalization)	$49,762	$61,243	$96,948

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$134,784	$89,188	$33,622

(a)
Includes approximately $41 million of income taxes paid in 2018 from the gain on sale of the Polyolefin Catalysts Divestiture, and $257 million of income taxes paid in 2017 from the gain on sale of the Chemetall Surface Treatment business.

Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the year ended December 31, 2018 included $28.4 million representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities. Included in Other, net for the year ended December 31, 2017 is $394.9 million related to the noncurrent portion of the one-time transition tax resulting from the enactment of the TCJA. For additional information, see Note 20, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2018, 2017 and 2016 is $10.5 million, $11.1 million and $40.8 million, respectively, related to losses on fluctuations in foreign currency exchange rates.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share from continuing operations are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Basic earnings per share from continuing operations
Numerator:
Net income from continuing operations	$739,139	$99,468	$478,638
Net income from continuing operations attributable to noncontrolling interests	(45,577)	(44,618)	(37,094)
Net income from continuing operations attributable to Albemarle Corporation	$693,562	$54,850	$441,544
Denominator:
Weighted-average common shares for basic earnings per share	108,427	110,914	112,379
Basic earnings per share from continuing operations	$6.40	$0.49	$3.93
Diluted earnings per share from continuing operations
Numerator:
Net income from continuing operations	$739,139	$99,468	$478,638
Net income from continuing operations attributable to noncontrolling interests	(45,577)	(44,618)	(37,094)
Net income from continuing operations attributable to Albemarle Corporation	$693,562	$54,850	$441,544
Denominator:
Weighted-average common shares for basic earnings per share	108,427	110,914	112,379
Incremental shares under stock compensation plans	1,031	1,466	860
Weighted-average common shares for diluted earnings per share	109,458	112,380	113,239
Diluted earnings per share from continuing operations	$6.34	$0.49	$3.90
At December 31, 2018, there were 123,730 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2018, there were 8,400 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2018, no shares of preferred stock have been issued.
In November 2016, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15 million shares, including those previously authorized but not yet repurchased.
Under our existing Board authorized share repurchase program, during 2018, the Company entered into two separate accelerated share repurchase (“ASR”) agreements with financial institutions. Under each ASR agreement, the Company paid $250 million from available cash on hand. Under the terms of the first ASR agreement, which was completed on September 28, 2018, the Company received and retired a total of 2,680,704 shares, calculated based on the daily Rule 10b-18 volume-weighted average prices of the Company’s common stock over the term of the ASR agreement, less an agreed discount. Under the terms of the second ASR agreement, which was completed on December 7, 2018, the company received and retired a total of 2,581,950 shares, calculated based on the daily Rule 10b-18 weighted average prices of the Company’s common stock over the terms of the ASR agreement, less an agreed discount. The Company determined that each ASR agreement met the criteria to be accounted for as a forward contract indexed to its stock and was therefore treated as an equity instrument. In total, we received and retired 5,262,654 shares under these agreements, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share for the year ended December 31, 2018.
Under our existing Board authorized share repurchase program, the Company entered into an ASR agreement with a financial institution on March 1, 2017. Under the ASR agreement, in March 2017, the Company paid $250 million from available cash on hand and received and retired an initial delivery of 1,948,178 shares of our common stock. Under the terms of

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
There were no shares of the Company’s common stock repurchased during the year ended December 31, 2016. As of December 31, 2018, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Value added tax/consumption tax	$40,480	$23,158
Other	11,579	14,779
Total	$52,059	$37,937

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Finished goods(a)	$482,355	$404,239
Raw materials and work in process(b)	158,290	132,891
Stores, supplies and other	59,895	55,651
Total(c)	$700,540	$592,781

(a)	Increase primarily due to the build-up of inventory in our Lithium segment for a forecasted increase in sales in 2019.

(b)	Included $71.4 million and $59.6 million at December 31, 2018 and 2017, respectively, of work in process related to lithium brine.

(c)	As of December 31, 2017, $24.7 million of Inventories were classified as Assets held for sale in the consolidated balance sheets. See Note 3, “Divestitures,” for additional information.
Approximately 10% and 17% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2018 and 2017, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $69.2 million and $99.6 million at December 31, 2018 and 2017, respectively, which are below replacement cost by approximately $32.8 million and $33.1 million, respectively.

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Income tax receivables	$40,116	$47,130
Prepaid expenses	43,172	86,348
Other	1,502	2,586
Total	$84,790	$136,064

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2018 and 2017 (in thousands):

	Useful Lives (Years)	December 31,
		2018	2017
Land	—	$123,518	$118,428
Land improvements	10 – 30	63,349	63,328
Buildings and improvements	10 – 45	251,980	245,482
Machinery and equipment(a)	2 – 45	2,780,478	2,627,667
Long-term mineral rights and production equipment costs	7 – 60	696,033	675,832
Construction in progress	—	883,705	393,598
Total(b)		$4,799,063	$4,124,335

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

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of long-term mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $170.0 million, $169.5 million and $178.8 million during the years ended December 31, 2018, 2017 and 2016, respectively. Depreciation expense related to discontinued operations was $8.9 million during the year ended December 31, 2016. Interest capitalized on significant capital projects in 2018, 2017 and 2016 was $19.3 million, $7.4 million and $6.8 million, respectively.

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Joint ventures	$486,032	$499,756
Nonmarketable securities	9,177	3,655
Marketable equity securities	33,513	30,653
Total	$528,722	$534,064
Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2018	2017	2016
*	Windfield Holdings Pty. Ltd. - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above amounted to $466.1 million and $479.1 million as of December 31, 2018 and 2017, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $88.8 million, $86.8 million and $56.8 million for the years ended

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $159.9 million and $127.5 million of our consolidated retained earnings at December 31, 2018 and 2017, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists the assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2018	2017
Summary of Balance Sheet Information:
Current assets	$476,460	$503,043
Noncurrent assets	1,159,866	1,041,519
Total assets	$1,636,326	$1,544,562

Current liabilities	$191,971	$133,670
Noncurrent liabilities	422,769	405,662
Total liabilities	$614,740	$539,332

	Year Ended December 31,
	2018	2017	2016
Summary of Statements of Income Information:
Net sales	$829,590	$687,561	$590,980
Gross profit	$456,518	$353,577	$267,241
Income before income taxes	$332,632	$267,805	$189,016
Net income	$225,791	$184,777	$126,872
We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $56.4 million, $38.1 million and $42.1 million in 2018, 2017 and 2016, respectively.
At December 31, 2018 and 2017, the carrying amount of our investments in unconsolidated joint ventures differed from the amount of underlying equity in net assets by approximately $0.4 million and $13.8 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis. As of December 31, 2018 and 2017, $0.1 million and $0.4 million, respectively, remained to be amortized over the remaining useful lives of the assets with the balance of the difference primarily representing our share of the joint ventures’ goodwill.
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $349.6 million and $355.2 million at December 31, 2018 and December 31, 2017, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $8.1 million and $8.7 million at December 31, 2018 and December 31, 2017, respectively. Our unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company holds a 50% equity interest in Jordan Bromine Company Limited (“JBC”), reported in the Bromine Specialties segment. The Company consolidates this venture as it is considered the primary beneficiary due to its operational and financial control.
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2018 and 2017, these marketable securities amounted to $26.3 million and $25.5 million, respectively.

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Deferred income taxes(a)	$17,029	$25,108
Assets related to unrecognized tax benefits(a)	12,984	14,601
Other(b)	50,122	34,455
Total	$80,135	$74,164

(a)	See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Income Taxes.”

(b)	As of December 31, 2018 and 2017, a $28.7 million reserve was recorded against a note receivable on one of our European entities no longer deemed probable of collection.

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2018 and 2017 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2016(a)	$1,326,980	$20,319	$186,147	$6,586	$1,540,032
Acquisitions(b)	(26,151)	—	—	—	(26,151)
Reclass to assets held for sale(c)	—	—	(14,422)	—	(14,422)
Foreign currency translation adjustments and other	88,260	—	22,636	—	110,896
Balance at December 31, 2017(a)	1,389,089	20,319	194,361	6,586	1,610,355
Foreign currency translation adjustments and other	(34,310)	—	(8,876)	—	(43,186)
Balance at December 31, 2018	$1,354,779	$20,319	$185,485	$6,586	$1,567,169

(a)	The December 31, 2016 and 2017 balances have been recast to reflect a change in segments. See Note 24, “Segment and Geographic Area Information,” for additional information.

(b)	Primarily represents final purchase price adjustments for the Jiangli New Materials acquisition recorded for the year ended December 31, 2017. See Note 2, “Acquisitions,” for additional information.

(c)	Represents Goodwill of the Polyolefin Catalysts Divestiture. See Note 3, “Divestitures,” for additional information.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2018 and 2017 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2016	$387,893	$16,514	$38,434	$18,844	$461,685
Acquisitions(b)	19,225	1,429	20,381	18,847	$59,882
Reclass to assets held for sale(c)	—	—	—	(4,228)	(4,228)
Foreign currency translation adjustments and other	32,194	1,038	2,803	3,793	39,828
Balance at December 31, 2017	439,312	18,981	61,618	37,256	557,167
Foreign currency translation adjustments and other	(10,940)	(528)	(5,817)	6,452	(10,833)
Balance at December 31, 2018	$428,372	$18,453	$55,801	$43,708	$546,334
Accumulated Amortization
Balance at December 31, 2016	$(49,165)	$(7,952)	$(31,683)	$(18,321)	$(107,121)
Amortization	(21,288)	—	(1,412)	(2,379)	(25,079)
Reclass to assets held for sale(c)	—	—	—	596	596
Foreign currency translation adjustments and other	(4,251)	(343)	(2,108)	2,642	(4,060)
Balance at December 31, 2017	(74,704)	(8,295)	(35,203)	(17,462)	(135,664)
Amortization	(23,402)	—	(1,450)	(3,127)	(27,979)
Foreign currency translation adjustments and other	2,309	119	1,405	(381)	3,452
Balance at December 31, 2018	$(95,797)	$(8,176)	$(35,248)	$(20,970)	$(160,191)
Net Book Value at December 31, 2017	$364,608	$10,686	$26,415	$19,794	$421,503
Net Book Value at December 31, 2018	$332,575	$10,277	$20,553	$22,738	$386,143

(a)	Includes only indefinite-lived intangible assets.

(b)
Represents final purchase price adjustments for the Jiangli New Materials acquisition and the acquisition of the remaining equity interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(c)	Represents Other intangibles and related amortization of the Polyolefin Catalysts Divestiture. See Note 3, “Divestitures,” for additional information.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $28.0 million, $25.1 million and $19.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in amortization for the years ended December 31, 2018, 2017 and 2016 is $19.7 million, $17.7 million and $15.9 million, respectively, of amortization using the pattern of economic benefit method. Amortization of other intangibles related to discontinued operations was $26.3 million for the year ended December 31, 2016.
Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2019	$27,219
2020	$24,878
2021	$24,600
2022	$24,006
2023	$23,395

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Employee benefits, payroll and related taxes	$77,814	$93,393
Other(a)	179,509	174,943
Total	$257,323	$268,336

(a)	No individual component exceeds 5% of total current liabilities.

NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
1.875% Senior notes, net of unamortized discount and debt issuance costs of $2,841 at December 31, 2018 and $3,971 at December 31, 2017	444,155	463,575
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,884 at December 31, 2018 and $3,372 at December 31, 2017	422,116	421,628
4.50% Senior notes, net of unamortized discount and debt issuance costs of $589 at December 31, 2018 and $891 at December 31, 2017	174,626	174,325
5.45% Senior notes, net of unamortized discount and debt issuance costs of $4,004 at December 31, 2018 and $4,159 at December 31, 2017	345,996	345,841
Commercial paper notes	306,606	421,321
Variable-rate foreign bank loans	7,216	5,298
Other	4,495	5,384
Total long-term debt	1,705,210	1,837,372
Less amounts due within one year	307,294	422,012
Long-term debt, less current portion	$1,397,916	$1,415,360
Aggregate annual maturities of long-term debt as of December 31, 2018 are as follows (in millions): 2019—$307.3; 2020—$175.3; 2021—$447.0; 2022—$0.0; 2023—$7.2; thereafter—$778.7.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On December 18, 2014, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. During the years ended December 31, 2018, 2017 and 2016, gains (losses) of $25.8 million, ($41.8) million and $26.1 million (net of income taxes), respectively, were recorded in Accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
September 2015 Term Loan Agreement
On September 14, 2015, we entered into a new $1.25 billion term loan agreement (the “September 2015 Term Loan Agreement”) with JPMorgan Chase Bank, N.A. (the “Administrative Agent”) and certain other lenders. During the year ended December 31, 2016, the Company repaid the September 2015 Term Loan Agreement in full, primarily with proceeds from the sales of the Chemetall Surface Treatment business, the metal sulfides business and the minerals-based flame retardants and specialty chemicals business. The interest rate on both Term loan facilities was LIBOR plus 1.375%.
Credit Agreement
On June 21, 2018, we entered into a revolving, unsecured credit agreement (“2018 Credit Agreement”) to replace our revolving, unsecured credit agreement dated as of February 7, 2014, as amended. The 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services (“S&P”), Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”). The applicable margin on the facility was 1.125% as of December 31, 2018. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2018.
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
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2018, we had $306.6 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.91% and a weighted-average maturity of 38 days. During the year ended December 31, 2018, we repaid a net amount of $114.7 million of commercial paper notes using cash on hand.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $263 million at December 31, 2018. Outstanding borrowings under these agreements were $7.2 million and $5.3 million at December 31, 2018 and 2017, respectively. The average interest rate on borrowings under these agreements during 2018, 2017 and 2016 was approximately 0.69%, 1.26% and 0.94%, respectively.
At December 31, 2018 and 2017, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2018 and 2017. At December 31, 2018, we had the ability to borrow $693.4 million under our commercial paper program and the 2018 Credit Agreement.
We believe that as of December 31, 2018, we were, and currently are, in compliance with all of our debt covenants.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2018		Year Ended December 31, 2017
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$685,963	$275,006	$665,688	$246,280
Service cost	1,043	3,919	985	2,547
Interest cost	26,804	5,144	28,614	5,128
Plan amendments	—	233	—	—
Actuarial (gain) loss	(36,844)	(17,885)	30,539	2,783
Benefits paid	(41,100)	(9,974)	(39,863)	(9,524)
Employee contributions	—	182	—	215
Foreign exchange (gain) loss	—	(12,632)	—	30,711
Settlements/curtailments	—	(3,628)	—	(3,065)
Other	—	(62)	—	(69)
Benefit obligation at December 31	$635,866	$240,303	$685,963	$275,006

Change in plan assets:
Fair value of plan assets at January 1	$580,396	$79,478	$538,082	$68,875
Actual return on plan assets	(28,457)	(1,593)	80,613	6,260
Employer contributions	2,236	10,700	1,564	9,316
Benefits paid	(41,100)	(9,974)	(39,863)	(9,524)
Employee contributions	—	182	—	215
Foreign exchange (loss) gain	—	(4,519)	—	7,470
Settlements/curtailments	—	(3,628)	—	(3,065)
Other	—	(62)	—	(69)
Fair value of plan assets at December 31	$513,075	$70,584	$580,396	$79,478

Funded status at December 31	$(122,791)	$(169,719)	$(105,567)	$(195,528)

	December 31, 2018		December 31, 2017
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(1,342)	$(5,772)	$(1,267)	$(5,217)
Noncurrent liabilities (pension benefits)	(121,449)	(163,947)	(104,300)	(190,311)
Net pension liability	$(122,791)	$(169,719)	$(105,567)	$(195,528)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$(409)	$(60)	$(269)
Net amount recognized	$—	$(409)	$(60)	$(269)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.59%	2.15%	4.03%	1.94%
Rate of compensation increase	—%	3.63%	—%	3.18%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was $867.4 million and $949.0 million at December 31, 2018 and 2017, respectively.
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

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2018	2017
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$56,647	$56,141
Service cost	117	121
Interest cost	2,168	2,340
Actuarial (gain) loss	(5,661)	2,008
Benefits paid	(2,881)	(3,963)
Benefit obligation at December 31	$50,390	$56,647

Change in plan assets:
Fair value of plan assets at January 1	$834	$2,232
Actual return on plan assets	(253)	104
Employer contributions	2,300	2,461
Benefits paid	(2,881)	(3,963)
Fair value of plan assets at December 31	$—	$834

Funded status at December 31	$(50,390)	$(55,813)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(4,233)	$(3,810)
Noncurrent liabilities (postretirement benefits)	(46,157)	(52,003)
Net postretirement liability	$(50,390)	$(55,813)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$48
Net amount recognized	$—	$48

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	4.55%	3.99%
Rate of compensation increase	3.50%	3.50%
The components of pension benefits cost (credit) from continuing operations are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$1,043	$3,919	$985	$2,547	$1,028	$3,133
Interest cost	26,804	5,144	28,614	5,128	30,514	6,570
Expected return on assets	(38,621)	(4,204)	(36,243)	(4,441)	(36,445)	(4,027)
Actuarial loss (gain)	30,234	(10,833)	(13,910)	483	5,988	19,418
Amortization of prior service benefit	60	34	75	56	75	859
Total net pension benefits cost (credit)(a)	$19,520	$(5,940)	$(20,479)	$3,773	$1,160	$25,953

Weighted-average assumption percentages:
Discount rate	4.03%	1.94%	4.43%	2.00%	4.67%	2.76%
Expected return on plan assets	6.89%	5.52%	6.89%	6.16%	6.89%	6.66%
Rate of compensation increase	—%	3.18%	—%	3.18%	—%	3.16%

(a)
For the year ended December 31, 2016, $10.8 million of net pension benefits credit is included in Income from discontinued operations (net of tax) in the consolidated statements of income. See Note 3, “Divestitures,” for additional information.

Effective January 1, 2019, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.89% and 5.69%, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of postretirement benefits (credit) cost from continuing operations are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$117	$121	$115
Interest cost	2,168	2,340	2,483
Expected return on assets	(7)	(110)	(187)
Actuarial (gain) loss	(5,400)	2,014	1,275
Amortization of prior service benefit	(48)	(95)	(95)
Total net postretirement benefits (credit) cost	$(3,170)	$4,270	$3,591

Weighted-average assumption percentages:
Discount rate	3.99%	4.35%	4.59%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%
As a result of the adoption of new accounting guidance effective January 1, 2018, on a retrospective basis, all components of net benefit cost (credit), other than service cost, are to be shown outside of operations on the consolidated statements of income. We recast these components of net benefit cost (credit), which resulted in an increase (reduction) of $3.7 million and $0.3 million in Cost of goods sold, respectively, and $12.4 million and ($26.7) million in Selling, general and administrative expenses, respectively, with an offsetting impact of $16.1 million and ($26.4) million in Other expenses, net, respectively, for the years ended December 31, 2017 and 2016. There was no impact to Net income attributable to Albemarle Corporation.
The mark-to-market actuarial loss in 2018 is primarily attributable to a lower return on pension plan assets in 2018 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (4.55)% versus an expected return of 6.73%. The mark-to-market actuarial loss in 2018 was partially offset by an increase in the weighted-average discount rate to 4.59% from 4.03% for our U.S. pension plans and to 2.15% from 1.94% for our foreign pension plans to reflect market conditions as of the December 31, 2018 measurement date.
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
The mark-to-market actuarial loss in 2016 is primarily attributable to a decrease in the weighted-average discount rate to 4.43% from 4.67% for our U.S. pension plans and to 2.00% form 2.76% for our foreign pension plans to reflect market conditions as of the December 31, 2016 measurement date. The mark-to-market actuarial loss in 2016 was partially offset by a higher return on pension plan assets in 2016 than was expected, as a result of overall market and investment portfolio performance. The weighted-average return on our U.S. and foreign pension plan assets was 8.11% versus an expected return of 6.85%.

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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$113,355	$111,665	$1,690	$—
International Equity(b)	114,554	90,651	23,903	—
Fixed Income(c)	254,437	219,124	35,313	—
Absolute Return Measured at Net Asset Value(d)	71,987	—	—	—
Cash	29,326	29,326	—	—
Total Pension Assets	$583,659	$450,766	$60,906	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$163,160	$160,976	$2,184	$—
International Equity(b)	130,935	101,366	29,569	—
Fixed Income(c)	269,365	231,506	37,859	—
Absolute Return Measured at Net Asset Value(d)	96,414	—	—	—
Total Pension Assets	$659,874	$493,848	$69,612	$—
Postretirement Assets:
Fixed Income(c)	$834	$—	$834	$—

(a)	Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.

(b)
Consists primarily of international equity funds which invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

(c)	Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)
Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $72.0 million and $96.4 million as of

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018 and 2017, respectively, are included in this table to permit reconciliation to the reconciliation of plan assets table above.
The Company’s pension plan assets in the U.S. and U.K. represent approximately 97% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2018 and 2017, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
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
We made contributions to our defined benefit pension and OPEB plans of $15.2 million, $13.3 million and $20.1 million during the years ended December 31, 2018, 2017 and 2016, respectively, related to continuing and discontinued operations. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $12 million in 2019. Also, we expect to pay approximately $4 million in premiums to our U.S. postretirement benefit plan in 2019. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2019	$42.0	$12.9	$4.2
2020	$43.0	$9.4	$4.0
2021	$43.5	$9.7	$3.8
2022	$43.9	$9.2	$3.8
2023	$44.3	$12.1	$3.7
2024-2028	$220.6	$52.1	$17.4
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. (Credits) costs relating to our SERP were ($0.8) million, $2.6 million and $1.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2018 and 2017 was $21.9 million and $24.8 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.3 million are expected to be paid to SERP retirees in 2019. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2018, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $11.8 million, $10.3 million, and $15.1 million in 2018, 2017 and 2016, respectively, related to continuing and discontinued operations.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $12.7 million, $11.3 million and $12.7 million in 2018, 2017 and 2016, respectively, related to continuing and discontinued operations.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $10.2 million, $9.9 million and $9.5 million in 2018, 2017 and 2016, respectively, in annual premiums and related costs pertaining to this plan.
Multiemployer Plan
Certain current and former employees participate in a multiemployer plan in Germany, the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) that provides monthly payments in the case of disability, death or retirement. The risks of participating in a multiemployer plan are different from single-employer plans in the following ways: (a) assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers, and (b) if a participating employer stops contributing to the plan due to financial inability to provide funding, the unfunded obligation of the plan may be borne by remaining participating employers.
Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2017, the date of the most recently available information for the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan for continuing operations were approximately $1.5 million in 2018 and 2017 and $1.7 million in 2016. Contributions for discontinued operations were approximately $1.3 million in 2016. The Company’s contributions represented more than 5% of total contributions to the DN Pensionskasse in 2018.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the years ended December 31, 2018 and 2017, we made contributions for our employees covered under this plan of approximately $2.3 million and $3.3 million, respectively, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. The value of the additional funding required under

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the financial improvement plan each year is determined upon the completion of the annual financial statements and are payable in the second quarter of the following year. A portion of the additional funding necessary for the year will be based on an estimate prepared on September 30 of each year and payable in the fourth quarter of that same year.

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Transition tax on foreign earnings(a)	$317,745	$394,878
Liabilities related to uncertain tax positions(b)	22,877	24,369
Executive deferred compensation plan obligation	26,292	25,494
Environmental liabilities(c)	40,376	37,518
Asset retirement obligations(c)	41,489	40,450
Tax indemnification liability(d)	45,347	42,707
Other(e)	32,816	33,758
Total	$526,942	$599,174

(a)	Noncurrent portion of one-time transition tax on foreign earnings. See Note 20, “Income Taxes,” for additional information.

(b)	See Note 20, “Income Taxes.”

(c)	See Note 17, “Commitments and Contingencies.”

(d)
Indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold, as well as the proposed settlement of an ongoing audit of a previously disposed business in Germany.

(e)	No individual component exceeds 5% of total liabilities.

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance, beginning of year	$39,808	$34,919	$31,436
Expenditures	(6,885)	(1,818)	(2,667)
Accretion of discount	1,283	896	793
Additions and changes in estimates(a)	17,039	3,344	4,004
Foreign currency translation adjustments and other	(1,676)	2,467	1,353
Balance, end of year	49,569	39,808	34,919
Less amounts reported in Accrued expenses	9,193	2,290	2,324
Amounts reported in Other noncurrent liabilities	$40,376	$37,518	$32,595

(a)
Increase in additions primarily related to the indemnification of the buyer of a formerly owned site. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

Environmental remediation liabilities included discounted liabilities of $40.4 million and $28.1 million at December 31, 2018 and 2017, respectively, discounted at rates with a weighted-average of 3.7% and 3.6%, respectively, with the undiscounted amount totaling $74.5 million and $68.2 million at December 31, 2018 and 2017, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $35 million before income taxes, in excess of amounts already recorded. The variability of this range is primarily driven by possible environmental remediation activity at a formerly owned site where we indemnify the buyer through a set cutoff date in 2024.
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
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2018 and 2017 (in thousands):

	Year Ended December 31,
	2018	2017
Balance, beginning of year	$40,450	$36,296
Additions and changes in estimates	740	3,859
Accretion of discount	1,500	1,532
Liabilities settled	(786)	(789)
Foreign currency translation adjustments and other	(415)	(448)
Balance, end of year	$41,489	$40,450
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
Rental Expense
Our rental expenses include a number of operating lease agreements, primarily for office space, transportation equipment and storage facilities. The following schedule details the future non-cancelable minimum lease payments for the next five years and thereafter (in thousands):

Operating Leases
2019	$25,608
2020	$17,918
2021	$12,478
2022	$10,794
2023	$10,109
Thereafter	$87,085
Rental expense was approximately $37.6 million, $31.2 million, and $31.4 million for 2018, 2017 and 2016, respectively. Rental expense related to discontinued operations was approximately $11.8 million for 2016. Rental expense is shown net of sublease income which was minimal during 2018, 2017 and 2016.
Litigation
We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, products liability,

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act (“FCPA”), and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the Securities and Exchange Commission (“SEC”), and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with the investigations by the DOJ, the SEC, or DPP. We are unable to predict what, if any, action may be taken by the DOJ, the SEC, or DPP, or what penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any such fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
During the year ended December 31, 2018, we recorded a charge of $16.2 million in Other expenses, net resulting from a jury rendering a verdict against Albemarle in a legal matter related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures. In addition, during the year ended December 31, 2018, we recorded a charge of $10.8 million in Other expenses, net due to a settlement of a legal matter related to guarantees from a previously disposed business. Both matters have been resolved and paid during the year ended December 31, 2018.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. See Note 16, “Other Noncurrent Liabilities,” for the tax indemnification liability related to the sale of the Chemetall Surface Treatment business and other divested businesses.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2019	2020	2021	2022	2023	Thereafter
Letters of credit and other guarantees	$45,342	$12,924	$1,883	$1,277	$—	$10,389
The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2018. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

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
We granted 63,259, 82,204 and 141,661 stock options during 2018, 2017 and 2016, respectively. There were no significant modifications made to any share-based grants during these periods.
In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. Under the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2018, there were 4,280,607 shares available for grant under the Incentive Plan and 388,179 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2018, 2017 and 2016 amounted to $15.2 million, $19.4 million and $17.0 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2018, 2017 and 2016 amounted to $2.6 million, $7.0 million and $6.2 million, respectively. As a result of the sale of the Chemetall Surface Treatment business in 2016, we converted previously granted incentive awards owed to Chemetall employees to a cash liability to be paid on the original vesting dates of the awards. The Company recognized expense of $5.8 million, included in Income from discontinued operations for the year ended December 31, 2016 related to these awards. At December 31, 2018, $2.2 million and $1.2 million of this cash liability were included in Accrued liabilities and Other noncurrent liabilities, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2018:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	1,401,718	$56.10	5.1	$100,632
Granted	63,259	118.75
Exercised	(94,031)	38.64
Forfeited	(54,213)	75.72
Outstanding at December 31, 2018	1,316,733	$59.55	4.3	$26,438
Exercisable at December 31, 2018	911,011	$54.28	3.2	$20,872

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted during the years ended December 31, 2018, 2017 and 2016 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	1.44%	1.56%	1.84%
Volatility	32.48%	32.70%	33.08%
Average expected life (years)	6	6	6
Risk-free interest rate	3.06%	2.51%	1.96%
Fair value of options granted	$37.35	$27.99	$16.06
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
The intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $6.2 million, $15.6 million and $7.9 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2018 is approximately $3.0 million and is expected to be recognized over a remaining weighted-average period of 1.5 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $3.6 million and $1.5 million for the year ended December 31, 2018, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	433,003	$75.55
Granted	70,274	155.65
Vested	(164,303)	61.72
Forfeited	(21,537)	120.49
Nonvested, end of period	317,437	97.39
The weighted average grant date fair value of performance unit awards granted in 2018, 2017 and 2016 was $10.9 million, $9.6 million and $10.9 million, respectively. The fair value of each performance unit awards was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Volatility	29.92%	30.34%	27.69%
Risk-free interest rate	2.36%	1.34%	0.91%
The weighted average fair value of performance unit awards that vested during 2018, 2017 and 2016 was $20.0 million, $11.9 million and $4.6 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2018 is approximately $11.6 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.0 years. Each performance unit represents one share of common stock.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2018:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	223,338	$71.95
Granted	104,513	104.36
Vested	(48,178)	66.93
Forfeited	(22,155)	78.98
Nonvested, end of period	257,518	85.44

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2018, 2017 and 2016 was $10.9 million, $8.2 million and $8.8 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2018, 2017 and 2016 was $4.9 million, $3.1 million and $3.2 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2018 is approximately $12.6 million and is expected to be recognized over a remaining weighted-average period of 2.0 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Foreign Currency Translation(a)	Pension and Post-Retirement Benefits(b)	Net Investment Hedge	Interest Rate Swap(c)	Total
Accumulated other comprehensive (loss) income - balance at December 31, 2015	$(463,914)	$(758)	$62,245	$(18,861)	$(421,288)
Other comprehensive (loss) income before reclassifications	(102,246)	—	26,133	—	(76,113)
Amounts reclassified from accumulated other comprehensive loss	81,421	834	—	2,116	84,371
Other comprehensive (loss) income, net of tax	(20,825)	834	26,133	2,116	8,258
Other comprehensive loss attributable to noncontrolling interests	618	—	—	—	618
Accumulated other comprehensive (loss) income - balance at December 31, 2016	$(484,121)	$76	$88,378	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	227,439	—	(41,827)	—	185,612
Amounts reclassified from accumulated other comprehensive loss	—	(97)	—	2,116	2,019
Other comprehensive income (loss), net of tax	227,439	(97)	(41,827)	2,116	187,631
Other comprehensive income attributable to noncontrolling interests	(887)	—	—	—	(887)
Accumulated other comprehensive (loss) income - balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(150,258)	—	15,695	—	(134,563)
Amounts reclassified from accumulated other comprehensive loss(d)	—	(138)	10,091	(585)	9,368
Other comprehensive (loss) income, net of tax	(150,258)	(138)	25,786	(585)	(125,195)
Other comprehensive loss attributable to noncontrolling interests	181	—	—	—	181
Accumulated other comprehensive (loss) income - balance at December 31, 2018	$(407,646)	$(159)	$72,337	$(15,214)	$(350,682)

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

(d)
Amounts reclassified from accumulated other comprehensive loss include a net benefit of $6.9 million, which was reclassified to Retained earnings for stranded tax effects caused by the TCJA. See “Recently Issued Accounting Pronouncements,” included in Note 1, “Summary of Significant Accounting Policies,” for additional information.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax benefit (expense) allocated to each component of Other comprehensive (loss) income for the years ended December 31, 2018, 2017 and 2016 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
2018
Other comprehensive (loss) income, before tax	$(150,262)	$(128)	$20,424	$3,336
Income tax benefit (expense)	4	(10)	5,362	(3,921)
Other comprehensive (loss) income, net of tax	$(150,258)	$(138)	$25,786	$(585)

2017
Other comprehensive income (loss), before tax	$228,508	$(96)	$(65,958)	$3,336
Income tax (expense) benefit	(1,069)	(1)	24,131	(1,220)
Other comprehensive income (loss), net of tax	$227,439	$(97)	$(41,827)	$2,116

2016
Other comprehensive (loss) income, before tax	$(20,849)	$839	$41,209	$3,336
Income tax benefit (expense)	24	(5)	(15,076)	(1,220)
Other comprehensive (loss) income, net of tax	$(20,825)	$834	$26,133	$2,116

NOTE 20—Income Taxes:
On December 22, 2017, the TCJA was signed into law in the U.S. The TCJA contains several key tax provisions including, among other things, the reduction of the corporate income tax rate from 35% to 21% effective January 1, 2018, the requirement of companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and the creation of new taxes on certain foreign sourced earnings such as GILTI.
Under ASC 740, Income Taxes, the effect of changes in tax rates and laws are recognized in the period in which the new legislation is enacted. However, the SEC staff issued SAB 118, which allowed us to record provisional amounts during a measurement period ending December 22, 2018. In accordance with SAB 118, income tax effects of the TCJA could be refined as additional analysis was completed based on obtaining, preparing, or analyzing additional information about facts and circumstances that existed as of the enactment date that were not initially reported as provisional amounts. In addition, the provisional amounts could also be affected upon additional TCJA guidance issued during the measurement period.
As of December 31, 2018, we have completed our accounting for the effects of enactment of the TCJA and adjustments made to the provisional amounts allowed under SAB 118 were identified and recorded. During the year ended December 31, 2018, we recorded income tax expense of $0.4 million related to the remeasurement of our deferred tax assets and liabilities for the reduction in the Federal statutory tax rate. We also recognized an income tax benefit of $42.3 million for the refinement of the tax liability calculation related to the one-time transition tax. Additionally, during the year ended December 31, 2018 we recognized income tax expense of $2.1 million related to excess executive employee remuneration for awards determined not to be grandfathered consistent with Notice 2018-68.
The TCJA provides for a territorial tax system, beginning in 2018, which includes tax imposed on GILTI. The Company has elected to account for GILTI tax in the period in which it is incurred. The GILTI provisions require the Company to include in its U.S. income tax return foreign subsidiary earnings in excess of an allowable return on the foreign subsidiary’s tangible assets. As of December 31, 2018, we recorded income tax expense of $6.4 million for GILTI, as well as $4.1 million related to excess employee remuneration that became effective in 2018 under the TCJA.
As additional regulations or guidance in relation to TCJA continues to be issued, the Company will analyze and record the necessary impacts in the quarter in which guidance is received.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Income from continuing operations before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income from continuing operations before income taxes and equity in net income of unconsolidated investments:
Domestic	$223,702	$(8,293)	$49,630
Foreign	570,999	455,091	465,634
Total	$794,701	$446,798	$515,264

Current income tax expense (benefit):
Federal	$(2,712)	$394,747	$7,717
State	6,793	323	1,407
Foreign	91,581	78,688	63,957
Total	$95,662	$473,758	$73,081

Deferred income tax (benefit) expense:
Federal	$15,573	$(58,640)	$12,230
State	1,614	(2,288)	(1,715)
Foreign	31,977	18,987	12,667
Total	$49,164	$(41,941)	$23,182

Total income tax expense	$144,826	$431,817	$96,263
The decrease in the current income tax expense is primarily related to the tax impact of the one-time transition tax imposed by the TCJA in 2017. The increase in the deferred tax expense in 2018 is primarily related to the tax impact associated with the remeasurement of deferred tax assets and liabilities under the recently enacted tax legislation from a statutory rate of 35% to 21% recorded in 2017.
The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2018	2017	2016
Federal statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal tax benefit	0.9	(0.5)	(0.1)
Change in valuation allowance (a)	0.7	(1.4)	3.7
Impact of foreign earnings, net(b)	(0.3)	(13.5)	(19.3)
Global intangible low tax inclusion	0.8	—	—
Change in U.S. federal statutory rate(c)	0.1	(14.0)	—
Transition tax on deferred foreign earnings(d)	(5.3)	96.1	—
Subpart F income	0.9	2.0	0.2
Undistributed earnings of foreign subsidiaries	—	(2.2)	0.1
Stock-based compensation	(0.7)	(1.9)	—
Depletion	(0.6)	(1.4)	(1.0)
Revaluation of unrecognized tax benefits/reserve requirements	—	(0.7)	(0.4)
Domestic manufacturing tax deduction	—	—	(0.9)
Other items, net	0.7	(0.9)	1.4
Effective income tax rate	18.2%	96.6%	18.7%

(a)
The year ended December 31, 2018 includes an $8.2 million expense due to the establishment of a valuation allowance due to a foreign restructuring plan and a $1.5 million benefit due to the release of a foreign valuation allowance due to changes in expected profitability. 2017 includes a $10.9 million benefit from the release of valuation allowances due to a foreign restructuring plan.

(b)
Our statutory rate is decreased by of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 3.3%, 8.9%, and 7.3% for 2018, 2017, and 2016, respectively.

(c)
At December 31, 2017 we have made a reasonable estimate of the tax impact of the U.S. enacted tax law on our business and our consolidated financial statements and have recorded a provisional tax benefit of $62.3 million related to the remeasurement of our deferred tax assets and liabilities for the reduction in the Federal statutory tax rate from 35% to 21%. In 2018, the updates to our calculation of the remeasurement of deferred tax assets and liabilities resulted in income tax expense of $0.4 million.

(d)
At December 31, 2017 we made a reasonable estimate of the tax impact of the U.S. enacted tax law on our business and our consolidated financial statements and recognized a provisional tax expense of $429.2 million for the one-time transition tax. During 2018, the impact of the refined one-time transition tax calculation was an income tax benefit of $42.3 million.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2018 and 2017 consist of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued employee benefits	$18,462	$21,463
Operating loss carryovers(a)	1,210,377	459,644
Pensions	61,308	64,799
Tax credit carryovers	1,270	11,634
Other	35,895	44,714
Gross deferred tax assets	1,327,312	602,254
Valuation allowance(a)	(1,213,750)	(458,288)
Deferred tax assets	113,562	143,966

Deferred tax liabilities:
Depreciation	(337,503)	(334,162)
Intangibles	(88,871)	(113,792)
Hedge of net investment of foreign subsidiary	(21,854)	(17,028)
Other	(31,287)	(24,265)
Deferred tax liabilities	(479,515)	(489,247)

Net deferred tax liabilities	$(365,953)	$(345,281)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$17,029	$25,108
Noncurrent deferred tax liabilities	(382,982)	(370,389)
Net deferred tax liabilities	$(365,953)	$(345,281)

(a)
During 2018, the Company recognized intercompany losses at a foreign entity related to international restructuring resulting in an increase to the deferred tax asset for net operating losses and an associated and equal valuation allowance of $749.8 million.

Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at January 1	$(458,288)	$(69,900)	$(84,137)
Additions	(766,012)	(408,252)	(20,568)
Deductions	10,550	19,864	34,805
Balance at December 31	$(1,213,750)	$(458,288)	$(69,900)
At December 31, 2018, we had approximately $1.3 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2019 and 2027. We have established valuation allowances for $0.3 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2018, we have on a pre-tax basis, domestic state net operating losses of $152.7 million, expiring between 2019 and 2038, which have pre-tax valuation allowances of $58.3 million established. In addition, we have on a pre-tax basis $4.64 billion of foreign net operating losses, of which a majority have an indefinite life, which have pre-tax valuation allowances for $4.61 billion established. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $9.9 million and $55.2 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.
As of December 31, 2018, we have not recorded taxes on approximately $505.6 million of cumulative undistributed earnings of our non-U.S. subsidiaries and joint ventures. We generally do not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $22.9 million and $24.4 million at December 31, 2018 and 2017, respectively, inclusive of interest and penalties of $3.2 million and $2.9 million at December 31, 2018 and 2017, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2018 and 2017 were reduced by $13.0 million and $14.6 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net liabilities of $6.7 million and $6.9 million at December 31, 2018 and 2017, respectively, if recognized and released, would favorably affect earnings.
The liabilities related to uncertain tax positions, exclusive of interest, were $19.7 million and $21.4 million at December 31, 2018 and 2017, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Balance at January 1	$21,438	$25,384	$95,715
Divestitures(a)	—	—	(55,881)
Additions for tax positions related to prior years	874	—	548
Reductions for tax positions related to prior years	—	(1,933)	(1,253)
Additions for tax positions related to current year	1,091	1,132	1,271
Lapses in statutes of limitations/settlements	(3,578)	(4,198)	(12,591)
Foreign currency translation adjustment	(83)	1,053	(2,425)
Balance at December 31	$19,742	$21,438	$25,384

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
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2006 through 2017 related to Germany, Taiwan, Italy, India, Belgium, and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $4.4 million as a result of closure of tax statutes.

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

	December 31,
	2018		2017
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,712,003	$1,731,271	$1,845,309	$1,949,638
Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At December 31, 2018 and 2017, we had outstanding foreign currency forward contracts with notional values totaling $626.5 million and $357.4 million, respectively, hedging our exposure to various currencies including the Euro and Chinese Renminbi. Our foreign currency forward contracts outstanding at December 31, 2018 and 2017 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of December 31, 2018 and 2017 (in thousands):

	December 31,
	2018	2017
Foreign currency forward contracts - Other accounts receivable	$431	$—
Foreign currency forward contracts - Accrued expenses	$—	$4,954
Gains and losses on foreign currency forward contracts are recognized currently in Other expenses, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net. The following table summarizes these net (losses) gains recognized in our consolidated statements of income during the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Foreign currency forward contracts (losses) gains	$(19,851)	$4,588	$16,095
In addition, for the years ended December 31, 2018, 2017 and 2016, we recorded losses (gains) of $19.9 million, ($4.6) million and ($16.1) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash (settlements) receipts of ($25.2) million, $9.4 million and $16.0 million, respectively, in Other, net, in our consolidated statements of cash flows.
The counterparties to our foreign currency forward contracts are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—
Private equity securities(b)	$26	$26	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,195	$—	$—	$—
Foreign currency forward contracts(d)	$431	$—	$431	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$26,292	$26,292	$—	$—

	December 31, 2017	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$25,494	$25,494	$—	$—
Private equity securities(b)	$38	$38	$—	$—
Private equity securities measured at net asset value(b)(c)	$5,121	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$25,494	$25,494	$—	$—
Foreign currency forward contracts(d)	$4,954	$—	$4,954	$—

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

(c)
Holdings in private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $7.2 million and $5.1 million as of December 31,

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2018 and 2017, respectively, are included in this table to permit reconciliation to the marketable equity securities presented in Note 10, “Investments.”

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

NOTE 23—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Sales to unconsolidated affiliates	$35,094	$29,514	$29,651
Purchases from unconsolidated affiliates(a)	$256,701	$209,266	$130,287

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.
Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2018	2017
Receivables from related parties(a)	$14,348	$2,406
Payables to related parties	$68,357	$55,801

(a)	Increase in receivables from related parties balance due to timing of payments in the normal course of business from one of our Catalysts joint ventures.

NOTE 24—Segment and Geographic Area Information:
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
Summarized financial information concerning our reportable segments is shown in the following tables. Results for 2017 and 2016 have been recast to reflect the change in segments noted above.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Net sales:
Lithium	$1,228,171	$1,018,885	$668,852
Bromine Specialties	917,880	855,143	792,425
Catalysts	1,101,554	1,067,572	1,031,501
All Other	127,186	128,914	180,988
Corporate	159	1,462	3,437
Total net sales	$3,374,950	$3,071,976	$2,677,203

Adjusted EBITDA:
Lithium	$530,773	$446,652	$285,714
Bromine Specialties	288,116	258,901	226,926
Catalysts	284,307	283,883	316,609
All Other	14,091	13,878	14,772
Corporate	(110,623)	(117,834)	(85,804)
Total adjusted EBITDA	$1,006,664	$885,480	$758,217

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2018
Net income (loss) attributable to Albemarle Corporation	$428,212	$246,509	$445,604	$1,120,325	$6,018	$(432,781)	$693,562
Depreciation and amortization	95,193	41,607	49,131	185,931	8,073	6,694	200,698
Restructuring and other(a)	—	—	—	—	—	3,838	3,838
Gain on sale of business(b)	—	—	(210,428)	(210,428)	—	—	(210,428)
Acquisition and integration related costs(c)	—	—	—	—	—	19,377	19,377
Interest and financing expenses	—	—	—	—	—	52,405	52,405
Income tax expense	—	—	—	—	—	144,826	144,826
Non-operating pension and OPEB items	—	—	—	—	—	5,285	5,285
Legal accrual(d)	—	—	—	—	—	27,027	27,027
Environmental accrual(e)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(f)	—	—	—	—	—	15,000	15,000
Indemnification adjustments(g)	—	—	—	—	—	25,240	25,240
Other(h)	7,368	—	—	7,368	—	6,869	14,237
Adjusted EBITDA	$530,773	$288,116	$284,307	$1,103,196	$14,091	$(110,623)	$1,006,664
2017
Net income (loss) attributable to Albemarle Corporation	$342,992	$218,839	$230,665	$792,496	$5,521	$(743,167)	$54,850
Depreciation and amortization	87,879	40,062	54,468	182,409	8,357	6,162	196,928
Utilization of inventory markup(i)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(j)	—	—	—	—	—	17,056	17,056
Gain on acquisition(k)	(6,221)	—	—	(6,221)	—	—	(6,221)
Acquisition and integration related costs(c)	—	—	—	—	—	33,954	33,954
Interest and financing expenses(l)	—	—	—	—	—	115,350	115,350
Income tax expense	—	—	—	—	—	431,817	431,817
Non-operating pension and OPEB items	—	—	—	—	—	(16,125)	(16,125)
Note receivable reserve(m)	—	—	—	—	—	28,730	28,730
Other(n)	(1,093)	—	(1,250)	(2,343)	—	8,389	6,046
Adjusted EBITDA	$446,652	$258,901	$283,883	$989,436	$13,878	$(117,834)	$885,480
2016
Net income (loss) attributable to Albemarle Corporation	$198,852	$187,364	$265,416	$651,632	$131,301	$(139,258)	$643,675
Depreciation and amortization	86,862	39,562	51,193	177,617	7,302	6,056	190,975
(Gain) loss on sales of businesses, net(b)	—	—	—	—	(123,831)	1,533	(122,298)
Acquisition and integration related costs(c)	—	—	—	—	—	57,384	57,384
Interest and financing expenses	—	—	—	—	—	65,181	65,181
Income tax expense	—	—	—	—	—	96,263	96,263
Income from discontinued operations (net of tax)	—	—	—	—	—	(202,131)	(202,131)
Non-operating pension and OPEB items	—	—	—	—	—	25,589	25,589
Other(o)	—	—	—	—	—	3,579	3,579
Adjusted EBITDA	$285,714	$226,926	$316,609	$829,249	$14,772	$(85,804)	$758,217

(a)
Expected severance payments as part of a business reorganization plan, $0.1 million recorded in Cost of goods sold and $3.7 million recorded in Selling, general and administrative expenses. These severance payments have been made during the year ended December 31, 2018.

(b)	See Note 3, “Divestitures,” for additional information.

(c)	See Note 2, “Acquisitions,” for additional information.

(d)	Included in Other expenses, net. See Note 17, “Commitments and Contingencies,” for additional information.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(e)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other expenses, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(f)
Including in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(g)
Included in Other expenses, net is $19.7 million related to the proposed settlement of an ongoing audit of a previously disposed business in Germany, and $5.5 million related to the revision of indemnifications previously recorded from disposed businesses.

(h)	Included amounts for the year ended December 31, 2018 recorded in:

•
Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture and $8.8 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

•
Selling, general and administrative expenses - $2.3 million of shortfall contributions for our multiemployer plan financial improvement plan and a $1.2 million contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community. This was partially offset by a $1.5 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

•	Other expenses, net - $1.5 million gain related to the reversal of previously recorded liabilities of disposed businesses.

(i)
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

(j)
During 2017, we initiated action to reduce costs in each of our reportable segments at several locations, primarily at our Lithium sites in Germany. Based on the restructuring plans, we have recorded expenses of $2.9 million in Cost of goods sold, $8.4 million in Selling, general and administrative expenses, and $5.7 million in Research and development expenses, primarily related to expected severance payments. The unpaid balance is recorded in Accrued expenses at December 31, 2018, with the expectation that the remaining balance will be paid by the end of 2019.

(k)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(l)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $52.8 million. See Note 14, “Long-Term Debt,” for additional information.

(m)	Reserve recorded in Other expenses, net against a note receivable on one of our European entities no longer deemed probable of collection.

(n)	Included amounts for the year ended December 31, 2017 recorded in:

•	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

•
Selling, general and administrative expenses - $3.3 million of shortfall contributions for our multiemployer plan financial improvement plan, partially offset by $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

•
Other expenses, net - $3.2 million of asset retirement obligation charges related to the revision of an estimate at a site formerly owned by Albemarle, losses of $8.7 million related to adjustments of settlements and indemnifications of previously disposed businesses, the revision of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business and $1.0 million related to the settlement of a legal claim. This is partially offset by gains of $10.6 million and $1.1 million related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition and the previous disposal of a property, respectively.

(o)	Included amounts for the year ended December 31, 2016 recorded in:

•	Selling, general and administrative expenses - $0.9 million related to the net loss on the sales of properties.

•	Research and development expenses - $1.4 million related to the write-off of fixed assets in China.

•
Other expenses, net -$2.4 million related to environmental charges related to a site formerly owned by Albemarle, partially offset by a gain related to a previously disposed of site in China of $1.1 million.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2018	2017	2016
		(In thousands)
Identifiable assets:
Lithium(a)	$4,605,070	$3,979,615	$3,499,302
Bromine Specialties	753,157	745,007	724,218
Catalysts	1,134,975	1,332,599	1,224,504
All Other	128,185	126,486	130,595
Corporate(a)(b)	960,287	1,567,065	2,582,588
Total identifiable assets	$7,581,674	$7,750,772	$8,161,207
Goodwill:
Lithium	$1,354,779	$1,389,089	$1,326,980
Bromine Specialties	20,319	20,319	20,319
Catalysts	185,485	194,361	186,147
All Other	6,586	6,586	6,586
Total goodwill	$1,567,169	$1,610,355	$1,540,032

(a)
The identifiable assets at December 31, 2017, have been revised to correct an error in the previously reported amounts, which understated the Lithium segment and overstated the Corporate category by $238.5 million. There is no impact to the financial statements or total identifiable assets at December 31, 2017.

(b)
Decrease in Corporate identifiable assets at December 31, 2018 primarily due to the net use of cash and cash equivalents for items such as capital expenditures, share repurchases and commercial paper repayments. As of December 31, 2016, Corporate included the net proceeds received from the sale of the Chemetall Surface Treatment business completed on December 14, 2016, less the repayment of the term loans and commercial paper using those proceeds. See Note 3, “Divestitures,” and Note 14, “Long-Term Debt” for additional details about these transactions.

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Depreciation and amortization:
Lithium	$95,193	$87,879	$86,862
Bromine Specialties	41,607	40,062	39,562
Catalysts	49,131	54,468	51,193
Discontinued Operations	—	—	35,194
All Other	8,073	8,357	7,302
Corporate	6,694	6,162	6,056
Total depreciation and amortization	$200,698	$196,928	$226,169
Capital expenditures:
Lithium	$500,849	$192,318	$72,038
Bromine Specialties	79,357	46,427	46,414
Catalysts	52,019	46,808	47,475
Discontinued Operations	—	—	19,281
All Other	5,232	3,657	9,251
Corporate	62,534	28,493	2,195
Total capital expenditures	$699,991	$317,703	$196,654

	Year Ended December 31,
	2018	2017	2016
		(In thousands)
Net Sales(a):
United States	$887,416	$840,589	$797,267
Foreign(b)	2,487,534	2,231,387	1,879,936
Total	$3,374,950	$3,071,976	$2,677,203

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Net sales are attributed to countries based upon shipments to final destination.

(b)
In 2018, net sales to Korea, China and Japan represented 13%, 12%, and 10%, respectively, of total net sales. In 2017 and 2016, net sales to China represented 15% and 13%, respectively, of total net sales. No net sales in any other foreign country exceed 10% of total net sales.

	As of December 31,
	2018	2017	2016
		(In thousands)
Long-Lived Assets(a):
United States	$929,291	$833,002	$850,689
Chile	1,406,478	1,069,859	922,878
Australia	407,141	364,624	288,553
Jordan	254,800	242,626	227,222
Netherlands	166,853	171,980	145,917
Germany	101,168	115,305	117,027
China	91,160	50,532	31,564
France	43,698	40,852	39,470
Brazil	40,464	47,255	46,380
Korea(b)	111	495	65,963
Other foreign countries	65,826	60,131	57,936
Total	$3,506,990	$2,996,661	$2,793,599

(a)	Long-lived assets are comprised of the Company’s Property, plant and equipment and Investments.

(b)	The reduction as of December 31, 2017, relates to the assets of the Polyolefin Catalysts Divestiture that are included in Assets held for sale in the consolidated balance sheet.

NOTE 25—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2018
Net sales	$821,629	$853,874	$777,748	$921,699
Gross profit	$304,979	$311,356	$280,537	$320,384
(Gain) loss on sales of businesses, net(a)	$—	$(218,705)	$—	$8,277
Net income	$138,925	$310,686	$143,479	$146,049
Net income attributable to noncontrolling interests	(7,165)	(8,225)	(13,734)	(16,453)
Net income attributable to Albemarle Corporation	$131,760	$302,461	$129,745	$129,596
Basic earnings per share	$1.19	$2.76	$1.21	$1.22
Shares used to compute basic earnings per share	110,681	109,671	107,315	106,042
Diluted earnings per share	$1.18	$2.73	$1.20	$1.21
Shares used to compute diluted earnings per share	111,867	110,659	108,302	107,005

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2017
Net sales	$722,063	$737,258	$754,866	$857,789
Gross profit	$254,956	$271,960	$275,657	$303,703
Net income (loss)	$62,657	$113,689	$130,193	$(207,071)
Net income attributable to noncontrolling interests	(11,444)	(10,356)	(11,523)	(11,295)
Net income (loss) attributable to Albemarle Corporation	$51,213	$103,333	$118,670	$(218,366)
Basic earnings (loss) per share	$0.46	$0.93	$1.07	$(1.98)
Shares used to compute basic earnings per share	111,986	110,686	110,476	110,510
Diluted earnings (loss) per share	$0.45	$0.92	$1.06	$(1.95)
Shares used to compute diluted earnings per share	113,289	112,105	111,975	112,152

(a)	Represents the gain (loss) on the Polyolefin Catalysts Divestiture. See Note 3, “Divestitures,” for additional information.

As discussed in Note 1, “Summary of Significant Accounting Policies,” actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. During the year ended December 31, 2018, actuarial losses were recognized as follows: fourth quarter—$14.0 million ($10.6 million after income taxes) as a result of the annual remeasurement process. During the year ended December 31, 2017, actuarial gains were recognized as follows: fourth quarter—$11.4 million ($7.3 million after income taxes) as a result of the annual remeasurement process.

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
Design and Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2018 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
NONE
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be contained in the Proxy Statement and is incorporated herein by reference. In addition, the information in “Executive Officers of the Registrant” appearing after Item 4 in Part I of this Annual Report, is incorporated herein by reference.
Code of Conduct
We have adopted a code of conduct and ethics for directors, officers and employees, known as the Albemarle Code of Conduct. The Albemarle Code of Conduct is available on our website, www.albemarle.com. Shareholders may also request a free copy of the Albemarle Code of Conduct from: Albemarle Corporation, Attention: Investor Relations, 4250 Congress Street, Suite 900, Charlotte, North Carolina 28209. We will disclose any amendments to, or waivers from, a provision of our Code of Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 7, 2018. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 58 to 113:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2018 and 2017
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

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

3.3
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

#10.4	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 25, 2013, and incorporated herein by reference].

#10.5	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2014, and incorporated herein by reference].

#10.6	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2015, and incorporated herein by reference].

#10.7	Notice of Option Grant [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.8	Notice of Restricted Stock Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.9	Notice of TSR Performance Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.10
Form Notice of Option Grant under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.11
Form Notice of Restricted Stock Unit Award under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.12
Form Notice of TSR Performance Unit Award under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.13	Notice of TSR Performance Unit Award [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.14	Notice of Option Grant [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.15	Notice of Restricted Stock Unit Award [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.16
Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.17
First Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 1, 2010 [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.18
Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 18, 2011 [filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.19
Third Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 2, 2013 [filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.20
Form of Severance Compensation Agreement (Pension-Eligible Employees) [filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.21
Form of Severance Compensation Agreement (Non-Pension-Eligible Employees) [filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.22
Form of Amendment to Severance Compensation Agreement [filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.23
Second Amendment to Severance Compensation Agreement between Luther C. Kissam, IV and Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.24
Form of Second Amendment to Severance Compensation Agreement between each of Karen Narwold and Scott Tozier, and Albemarle Corporation [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.25
Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

#10.26
Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

#10.27
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658), and incorporated herein by reference].

#10.28
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

#10.29
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.30
First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014 [filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.31
Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of February 12, 2015 [filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.32
Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 31, 2015 [filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.33
Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 17, 2015 [filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.34
Fifth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of March 31, 2017 [filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

#10.35
Sixth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 5, 2017 [filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

#10.36
Seventh Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 9, 2017 [filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

#10.37	Albemarle Corporation 2017 Incentive Plan, adopted May 12, 2017 [filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 30, 2017, and incorporated herein by reference].

#10.38
Albemarle Corporation Compensation Recoupment and Forfeiture Policy effective July 10, 2017 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 1-12658), and incorporated herein by reference].

#10.39
Form of letter agreement dated February 26, 2018 between the Company and each of Luther C. Kissam, IV, Karen Narwold, Scott Tozier and Donald J. LaBauve, Jr. [filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

10.40
Credit Agreement, dated as of June 21, 2018, among Albemarle Corporation, Albemarle Global Finance Company SCA and Albemarle Europe SPRL, as borrowers, certain of the Company’s subsidiaries that from time to time become parties thereto, the several banks and other financial institutions as may from time to time become parties thereto, and Bank of America, N.A., as Administrative Agent and Swing Line Lender [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2018, and incorporated herein by reference].

*10.41
Asset Sale and Share Subscription Agreement, dated December 14, 2018, by and among Albemarle Corporation, Albemarle Wodgina Pty Ltd, a wholly-owned subsidiary of Albemarle Corporation, Mineral Resources Limited and Wodgina Lithium Pty Ltd, a wholly-owned subsidiary of Mineral Resources Limited.

*10.42	Form of Wodgina Joint Venture Agreement by and among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd and Wodgina Lithium Operations Pty Ltd.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Five-Year Summary.

Albemarle Corporation and Subsidiaries

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2018, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2018, 2017 and 2016, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Balance Sheets at December 31, 2018 and 2017, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

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
(Luther C. Kissam IV)
Chairman, President and Chief Executive Officer
Dated: February 27, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 27, 2019.

Signature	Title

/S/ LUTHER C. KISSAM IV	Chairman, President and Chief Executive Officer (principal executive
(Luther C. Kissam IV)	officer)

/S/ SCOTT A. TOZIER	Executive Vice President, Chief Financial Officer (principal financial
(Scott A. Tozier)	officer)

/S/ DONALD J. LABAUVE, JR.	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(Donald J. LaBauve, Jr.)

/S/ LAURIE BRLAS	Director
(Laurie Brlas)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ DOUGLAS L. MAINE	Director
(Douglas L. Maine)

/S/ J. KENT MASTERS	Director
(J. Kent Masters)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ DIARMUID B. O’CONNELL	Director
(Diarmuid B. O’Connell)

/S/ DEAN L. SEAVERS	Director
(Dean L. Seavers)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)