Form 10-Q
period 2019-03-31
ALBEMARLE CORP
filed 2019-05-08
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 1-12658
_________________________________________________
ALBEMARLE CORPORATION
(Exact name of registrant as specified in its charter)
_________________________________________________

VIRGINIA	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4250 Congress Street, Suite 900
Charlotte, North Carolina 28209
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code - (980) 299-5700
_________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $.01 Par Value	ALB	NEW YORK STOCK EXCHANGE
Number of shares of common stock, $.01 par value, outstanding as of April 30, 2019: 105,956,723

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net sales	$832,064	$821,629
Cost of goods sold	548,578	516,650
Gross profit	283,486	304,979
Selling, general and administrative expenses	113,355	101,370
Research and development expenses	14,977	20,986
Operating profit	155,154	182,623
Interest and financing expenses	(12,586)	(13,538)
Other income (expenses), net	11,291	(30,476)
Income before income taxes and equity in net income of unconsolidated investments	153,859	138,609
Income tax expense	37,514	20,361
Income before equity in net income of unconsolidated investments	116,345	118,248
Equity in net income of unconsolidated investments (net of tax)	35,181	20,677
Net income	151,526	138,925
Net income attributable to noncontrolling interests	(17,957)	(7,165)
Net income attributable to Albemarle Corporation	$133,569	$131,760
Basic earnings per share	$1.26	$1.19
Diluted earnings per share	$1.26	$1.18
Weighted-average common shares outstanding – basic	105,799	110,681
Weighted-average common shares outstanding – diluted	106,356	111,867
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income	$151,526	$138,925
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(10,855)	64,891
Pension and postretirement benefits	7	3
Net investment hedge	3,304	(14,421)
Interest rate swap	641	642
Total other comprehensive (loss) income, net of tax	(6,903)	51,115
Comprehensive income	144,623	190,040
Comprehensive income attributable to noncontrolling interests	(17,910)	(7,351)
Comprehensive income attributable to Albemarle Corporation	$126,713	$182,689
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$465,274	$555,320
Trade accounts receivable, less allowance for doubtful accounts (2019 – $4,486; 2018 – $4,460)	603,542	605,712
Other accounts receivable	57,019	52,059
Inventories	756,193	700,540
Other current assets	105,148	84,790
Total current assets	1,987,176	1,998,421
Property, plant and equipment, at cost	4,983,385	4,799,063
Less accumulated depreciation and amortization	1,813,195	1,777,979
Net property, plant and equipment	3,170,190	3,021,084
Investments	563,030	528,722
Other assets	211,073	80,135
Goodwill	1,561,092	1,567,169
Other intangibles, net of amortization	378,501	386,143
Total assets	$7,871,062	$7,581,674
Liabilities And Equity
Current liabilities:
Accounts payable	$482,433	$522,516
Accrued expenses	263,868	257,323
Current portion of long-term debt	425,684	307,294
Dividends payable	38,716	35,169
Current operating lease liability	21,299	—
Income taxes payable	46,191	60,871
Total current liabilities	1,278,191	1,183,173
Long-term debt	1,393,904	1,397,916
Postretirement benefits	45,862	46,157
Pension benefits	282,082	285,396
Other noncurrent liabilities	616,007	526,942
Deferred income taxes	390,977	382,982
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 105,950 in 2019 and 105,616 in 2018	1,059	1,056
Additional paid-in capital	1,368,069	1,368,897
Accumulated other comprehensive loss	(357,538)	(350,682)
Retained earnings	2,660,684	2,566,050
Total Albemarle Corporation shareholders’ equity	3,672,274	3,585,321
Noncontrolling interests	191,765	173,787
Total equity	3,864,039	3,759,108
Total liabilities and equity	$7,871,062	$7,581,674
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					133,569	133,569	17,957	151,526
Other comprehensive loss				(6,856)		(6,856)	(47)	(6,903)
Cash dividends declared, $0.3675 per common share					(38,935)	(38,935)	—	(38,935)
Stock-based compensation and other			7,277			7,277		7,277
Exercise of stock options	114,128	1	2,675			2,676		2,676
Issuance of common stock, net	340,111	3	(3)			—		—
Increase in ownership interest of noncontrolling interest			(523)			(523)	68	(455)
Shares withheld for withholding taxes associated with common stock issuances	(120,256)	(1)	(10,254)			(10,255)		(10,255)
Balance at March 31, 2019	105,950,011	$1,059	$1,368,069	$(357,538)	$2,660,684	$3,672,274	$191,765	$3,864,039

Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					131,760	131,760	7,165	138,925
Other comprehensive income				50,929		50,929	186	51,115
Cash dividends declared, $0.335 per common share					(37,103)	(37,103)	(7,378)	(44,481)
Cumulative adjustment from adoption of income tax standard update (Note 1)					(11,199)	(11,199)		(11,199)
Stock-based compensation and other			5,737			5,737		5,737
Exercise of stock options	12,740	—	646			646		646
Issuance of common stock, net	319,440	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(122,740)	(1)	(15,008)			(15,009)		(15,009)
Balance at March 31, 2018	110,756,114	$1,107	$1,855,321	$(174,739)	$2,118,621	$3,800,310	$143,120	$3,943,430
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash and cash equivalents at beginning of year	$555,320	$1,137,303
Cash flows from operating activities:
Net income	151,526	138,925
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	49,283	50,330
Gain on sale of property	(11,079)	—
Stock-based compensation	5,556	2,869
Equity in net income of unconsolidated investments (net of tax)	(35,181)	(20,677)
Dividends received from unconsolidated investments and nonmarketable securities	3,034	25,462
Pension and postretirement expense (benefit)	578	(890)
Pension and postretirement contributions	(3,555)	(3,548)
Unrealized gain on investments in marketable securities	(476)	(393)
Deferred income taxes	7,580	29,067
Working capital changes	(122,939)	(95,050)
Other, net	10,589	(4,541)
Net cash provided by operating activities	54,916	121,554
Cash flows from investing activities:
Capital expenditures	(216,132)	(131,815)
Proceeds from sale of property and equipment	10,356	—
Sales of marketable securities, net	1,090	10
Investments in equity and other corporate investments	(2,509)	(735)
Net cash used in investing activities	(207,195)	(132,540)
Cash flows from financing activities:
Other borrowings (repayments), net	118,223	(381,159)
Dividends paid to shareholders	(35,387)	(35,382)
Dividends paid to noncontrolling interests	—	(7,378)
Proceeds from exercise of stock options	2,676	646
Withholding taxes paid on stock-based compensation award distributions	(10,255)	(15,009)
Net cash provided by (used in) financing activities	75,257	(438,282)
Net effect of foreign exchange on cash and cash equivalents	(13,024)	4,153
Decrease in cash and cash equivalents	(90,046)	(445,115)
Cash and cash equivalents at end of period	$465,274	$692,188
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018, our consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2019 and 2018. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. The December 31, 2018 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year. The three-month period ended March 31, 2018 includes an $11.2 million cumulative adjustment to decrease Retained earnings due to the adoption of accounting guidance that eliminated the deferral of tax effects of intra-entity asset transfers other than inventory.
Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” and all related amendments using the modified retrospective method. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of $139.1 million as of January 1, 2019. Comparative periods have not been restated and are reported in accordance with our historical accounting. The standard did not have an impact on our consolidated Net income or cash flows. In addition, as a result of the adoption of this new standard, we have implemented internal controls and system changes to prepare the financial information.
As part of this adoption, we have elected the practical expedient relief package allowed by the new standard, which does not require the reassessment of (1) whether existing contracts contain a lease, (2) the lease classification or (3) unamortized initial direct costs for existing leases; and have elected to apply hindsight to the existing leases. Additionally, we have made accounting policy elections such as exclusion of short-term leases (leases with a term of 12 months or less and which do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation, use of portfolio approach in determination of discount rate and accounting for non-lease components in a contract as part of a single lease component for all asset classes.
See Note 2, “Leases” and Note 17, “Recently Issued Accounting Pronouncements,” for additional information. In addition, see below for a description of our updated lease accounting policy.
Leases
We determine if an arrangement is a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As an implicit rate for most of our leases is not determinable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The lease payments for the initial measurement of lease ROU assets and lease liabilities include fixed and variable payments based on an index or a rate. Variable lease payments that are not index or rate based are recorded as expenses when incurred. Our variable lease payments typically include real estate taxes, insurance costs and common-area maintenance. The operating lease ROU asset also includes any lease payments made, net of lease incentives. The lease term is the non-cancelable period of the lease, including any options to extend, purchase or terminate the lease when it is reasonably certain that we will exercise that option. We amortize the operating lease ROU assets on a straight-line basis over the period of the lease and the finance lease ROU assets on a straight-line basis over the shorter of their estimated useful lives or the lease terms. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 2—Leases:
We lease certain office space, buildings, transportation and equipment in various countries. The initial lease terms generally range from 1 to 30 years for real estate leases, and from 2 to 15 years for non-real estate leases. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and we recognize lease expense for these leases on a straight-line basis over the lease term.
Many leases include options to terminate or renew, with renewal terms that can extend the lease term from 1 to 50 years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The following table provides details of our lease contracts for the three months ended March 31, 2019 (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$9,421
Finance lease cost:
Amortization of right of use assets	178
Interest on lease liabilities	33
Total finance lease cost	211

Short-term lease cost	1,966
Variable lease cost	1,086
Total lease cost	$12,684
Supplemental cash flow information related to our lease contracts for the three months ended March 31, 2019 is as follows (in thousands):

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,930
Operating cash flows from finance leases	33
Financing cash flows from finance leases	171

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2019 is as follows (in thousands, except as noted):

March 31, 2019
Operating leases:
Other assets	$130,628

Current operating lease liability	21,299
Other noncurrent liabilities	110,058
Total operating lease liabilities	131,357
Finance leases:
Net property, plant and equipment	4,105

Current portion of long-term debt	684
Long-term debt	3,601
Total finance lease liabilities	4,285
Weighted average remaining lease term (in years):
Operating leases	11.9
Finance leases	6.5
Weighted average discount rate (%):
Operating leases	3.88%
Finance leases	2.90%

Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$18,801	$607
2020	21,096	765
2021	12,435	676
2022	10,546	676
2023	10,198	676
Thereafter	93,911	1,352
Total lease payments	166,987	4,752
Less imputed interest	35,630	467
Total	$131,357	$4,285

As of December 31, 2018, future non-cancelable minimum lease payments were $25.6 million in 2019; $17.9 million in 2020; $12.5 million in 2021; $10.8 million in 2022; $10.1 million in 2023; and $87.1 million thereafter.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2019 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2018	$1,354,779	$20,319	$185,485	$6,586	$1,567,169
Foreign currency translation adjustments	(4,369)	—	(1,708)	—	(6,077)
Balance at March 31, 2019	$1,350,410	$20,319	$183,777	$6,586	$1,561,092

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2019 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2018	$428,372	$18,453	$55,801	$43,708	$546,334
Foreign currency translation adjustments	(1,662)	(76)	217	166	(1,355)
Balance at March 31, 2019	$426,710	$18,377	$56,018	$43,874	$544,979
Accumulated Amortization
Balance at December 31, 2018	$(95,797)	$(8,176)	$(35,248)	$(20,970)	$(160,191)
Amortization	(5,808)	—	(355)	(664)	(6,827)
Foreign currency translation adjustments	412	25	113	(10)	540
Balance at March 31, 2019	$(101,193)	$(8,151)	$(35,490)	$(21,644)	$(166,478)
Net Book Value at December 31, 2018	$332,575	$10,277	$20,553	$22,738	$386,143
Net Book Value at March 31, 2019	$325,517	$10,226	$20,528	$22,230	$378,501

(a)	Includes only indefinite-lived intangible assets.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2019 was 24.4%, compared to 14.7% for the three-month period ended March 31, 2018. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-months ended March 31, 2019 was impacted by a variety of factors, primarily stemming from the location in which income was earned and discrete net tax expenses primarily related to uncertain tax positions. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-months ended March 31, 2018 was impacted by a variety of factors, primarily stemming from discrete tax benefits related to adjustments recorded for the U.S. Tax Cuts and Jobs Act (“TCJA”) and excess tax benefits realized from stock-based compensation arrangements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2019 and 2018 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$133,569	$131,760
Denominator:
Weighted-average common shares for basic earnings per share	105,799	110,681
Basic earnings per share	$1.26	$1.19

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$133,569	$131,760
Denominator:
Weighted-average common shares for basic earnings per share	105,799	110,681
Incremental shares under stock compensation plans	557	1,186
Weighted-average common shares for diluted earnings per share	106,356	111,867
Diluted earnings per share	$1.26	$1.18

At March 31, 2019, there were 119,265 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 26, 2019, the Company increased the regular quarterly dividend by 10% to $0.3675 per share and declared a cash dividend of said amount for the first quarter of 2019, which was paid on April 1, 2019 to shareholders of record at the close of business as of March 15, 2019. On May 8, 2019, the Company declared a cash dividend of $0.3675 per share, which is payable on July 1, 2019 to shareholders of record at the close of business as of June 14, 2019.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Finished goods(a)	$535,201	$482,355
Raw materials and work in process(b)	159,429	158,290
Stores, supplies and other	61,563	59,895
Total	$756,193	$700,540

(a)	Increase primarily due to the build-up of inventory in our Lithium and Catalysts segments for a forecasted increase in sales in 2019.

(b)	Included $76.4 million and $71.4 million at March 31, 2019 and December 31, 2018, respectively, of work in process related to lithium brine.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $380.6 million and $349.6 million at March 31, 2019 and December 31, 2018, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.3 million and $8.1 million at March 31, 2019 and December 31, 2018, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
1.875% Senior notes, net of unamortized discount and debt issuance costs of $2,576 at March 31, 2019 and $2,841 at December 31, 2018	$440,098	$444,155
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,762 at March 31, 2019 and $2,884 at December 31, 2018	422,238	422,116
4.50% Senior notes, net of unamortized discount and debt issuance costs of $514 at March 31, 2019 and $589 at December 31, 2018	174,701	174,626
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,966 at March 31, 2019 and $4,004 at December 31, 2018	346,034	345,996
Commercial paper notes	425,000	306,606
Variable-rate foreign bank loans	7,232	7,216
Finance lease obligations	4,285	4,495
Total long-term debt	1,819,588	1,705,210
Less amounts due within one year	425,684	307,294
Long-term debt, less current portion	$1,393,904	$1,397,916

Current portion of long-term debt at March 31, 2019 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 2.89% and a weighted-average maturity of 42 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month periods ended March 31, 2019 and 2018, gains (losses) of $3.3 million and ($14.4) million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2019 (in thousands):

Beginning balance at December 31, 2018	$49,569
Expenditures	(2,080)
Accretion of discount	223
Additions and changes in estimates	1,070
Foreign currency translation adjustments and other	(506)
Ending balance at March 31, 2019	48,276
Less amounts reported in Accrued expenses	9,826
Amounts reported in Other noncurrent liabilities	$38,450

Environmental remediation liabilities included discounted liabilities of $39.1 million and $40.4 million at March 31, 2019 and December 31, 2018, respectively, discounted at rates with a weighted-average of 3.7%, with the undiscounted amount totaling $72.7 million and $74.5 million at March 31, 2019 and December 31, 2018, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.

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
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ, the SEC, or DPP. We are unable to predict what, if any, action may be taken by the DOJ, the SEC, or DPP, or what penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $27.8 million and $45.3 million at March 31, 2019 and December 31, 2018, respectively, recorded in Other noncurrent liabilities, and $19.2 million recorded in Accrued expenses at March 31, 2019, related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold, as well as the proposed settlement of an ongoing audit of a previously disposed business in Germany.

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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2019	2018
	(In thousands)
Net sales:
Lithium	$291,886	$298,032
Bromine Specialties	249,052	225,639
Catalysts	251,648	260,717
All Other	39,478	37,165
Corporate	—	76
Total net sales	$832,064	$821,629

Adjusted EBITDA:
Lithium	$115,616	$131,014
Bromine Specialties	78,597	69,969
Catalysts	60,071	67,830
All Other	7,243	3,862
Corporate	(35,660)	(23,957)
Total adjusted EBITDA	$225,867	$248,718

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2019
Net income (loss) attributable to Albemarle Corporation	$93,169	$67,480	$47,859	$208,508	$5,206	$(80,145)	$133,569
Depreciation and amortization	22,092	11,117	12,212	45,421	2,037	1,825	49,283
Acquisition and integration related costs(a)	—	—	—	—	—	5,285	5,285
Gain on sale of property(b)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	12,586	12,586
Income tax expense	—	—	—	—	—	37,514	37,514
Non-operating pension and OPEB items	—	—	—	—	—	(583)	(583)
Other(c)	355	—	—	355	—	(1,063)	(708)
Adjusted EBITDA	$115,616	$78,597	$60,071	$254,284	$7,243	$(35,660)	$225,867
Three months ended March 31, 2018
Net income (loss) attributable to Albemarle Corporation	$108,334	$59,536	$55,660	$223,530	$1,760	$(93,530)	$131,760
Depreciation and amortization	24,065	10,433	12,170	46,668	2,102	1,560	50,330
Acquisition and integration related costs(a)	—	—	—	—	—	2,201	2,201
Interest and financing expenses	—	—	—	—	—	13,538	13,538
Income tax expense	—	—	—	—	—	20,361	20,361
Non-operating pension and OPEB items	—	—	—	—	—	(2,197)	(2,197)
Legal accrual(d)	—	—	—	—	—	17,628	17,628
Environmental accrual(e)	—	—	—	—	—	15,597	15,597
Other(f)	(1,385)	—	—	(1,385)	—	885	(500)
Adjusted EBITDA	$131,014	$69,969	$67,830	$268,813	$3,862	$(23,957)	$248,718

(a)
Included acquisition and integration related costs relating to various significant projects. For the three-month period ended March 31, 2019, $5.3 million was recorded in Selling, general and administrative expenses. For the three-month period ended March 31, 2018, $1.0 million and $1.2 million was recorded in Cost of goods sold and Selling, general and administrative expenses, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(b)	Gain recorded in Other income (expenses), net related to the sale of land in Pasadena, Texas not used as part of our operations.

(c)	Included amounts for the three months ended March 31, 2019 recorded in:

▪	Cost of goods sold - $0.4 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments as part of a business reorganization plan of $0.5 million, with the unpaid balance recorded in Accrued expenses as of March 31, 2019.

▪	Other income (expenses), net - $1.6 million of a net gain resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

(d)
Included in Other income (expenses), net is a charge of $17.6 million resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures.

(e)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other income (expenses), net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(f)	Included amounts for the three months ended March 31, 2018 recorded in:

▪	Cost of goods sold - $1.1 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪	Other income (expenses), net - $0.2 million of a net gain resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2019 and 2018 were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Pension Benefits Cost (Credit):
Service cost	$1,130	$1,268
Interest cost	8,320	8,027
Expected return on assets	(9,452)	(10,764)
Amortization of prior service benefit	6	22
Total net pension benefits cost (credit)	$4	$(1,447)
Postretirement Benefits Cost (Credit):
Service cost	$24	$29
Interest cost	549	542
Expected return on assets	—	(2)
Amortization of prior service benefit	—	(12)
Total net postretirement benefits cost	$573	$557
Total net pension and postretirement benefits cost (credit)	$577	$(890)

All components of net benefit cost (credit), other than service cost, are included in Other income (expenses), net on the consolidated statements of income.
During the three-month periods ended March 31, 2019 and 2018, we made contributions of $2.7 million and $3.1 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.9 million and $0.5 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2019 and 2018, respectively.

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

	March 31, 2019		December 31, 2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,826,101	$1,875,467	$1,712,003	$1,731,271

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At March 31, 2019 and December 31, 2018, we had outstanding foreign currency forward contracts with notional values totaling $707.6 million and $626.5 million, respectively, hedging our exposure to various currencies including the Euro and Chinese Renminbi. Our foreign currency forward contracts outstanding at March 31, 2019 and December 31, 2018 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31,	December 31,
	2019	2018
Foreign currency forward contracts - Other accounts receivable	$388	$431

Gains and losses on foreign currency forward contracts are recognized currently in Other income (expenses), net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expenses), net. The following table summarizes these net (losses) gains recognized in our consolidated statements of income during the three-month periods ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Foreign currency forward contracts (losses) gains	$(10,415)	$4,819

In addition, for the three-month periods ended March 31, 2019 and 2018, we recorded losses (gains) of $10.4 million and ($4.8) million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash (settlements) receipts of ($10.4) million and $0.1 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$25,678	$25,678	$—	$—
Private equity securities(b)	$30	$30	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,165	$—	$—	$—
Foreign currency forward contracts(d)	$388	$—	$388	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$25,678	$25,678	$—	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—
Private equity securities(b)	$26	$26	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,195	$—	$—	$—
Foreign currency forward contracts(d)	$431	$—	$431	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—

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

NOTE 14—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended March 31, 2019
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(10,855)	—	3,304	—	(7,551)
Amounts reclassified from accumulated other comprehensive loss	—	7	—	641	648
Other comprehensive (loss) income, net of tax	(10,855)	7	3,304	641	(6,903)
Other comprehensive loss attributable to noncontrolling interests	47	—	—	—	47
Balance at March 31, 2019	$(418,454)	$(152)	$75,641	$(14,573)	$(357,538)
Three months ended March 31, 2018
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive income (loss) before reclassifications	64,891	—	(14,421)	—	50,470
Amounts reclassified from accumulated other comprehensive loss	—	3	—	642	645
Other comprehensive income (loss), net of tax	64,891	3	(14,421)	642	51,115
Other comprehensive income attributable to noncontrolling interests	(186)	—	—	—	(186)
Balance at March 31, 2018	$(192,864)	$(18)	$32,130	$(13,987)	$(174,739)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 11, “Pension Plans and Other Postretirement Benefits,” for additional information.

(b)	The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month periods ended March 31, 2019 and 2018 is provided in the following tables (in thousands):

	Three Months Ended March 31,
	2019				2018
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(10,854)	$7	$4,299	$834	$64,891	$3	$(18,734)	$834
Income tax (expense) benefit	(1)	—	(995)	(193)	—	—	4,313	(192)
Other comprehensive (loss) income, net of tax	$(10,855)	$7	$3,304	$641	$64,891	$3	$(14,421)	$642

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 15—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Sales to unconsolidated affiliates	$4,291	$4,605
Purchases from unconsolidated affiliates(a)	$63,499	$68,916

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2019	December 31, 2018
Receivables from unconsolidated affiliates	$2,136	$14,348
Payables to unconsolidated affiliates	$58,220	$68,357

NOTE 16—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$111,225	$74,906

Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the three months ended March 31, 2019 included $3.7 million representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

NOTE 17—Recently Issued Accounting Pronouncements:
In February 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. In July 2018, the FASB issued an amendment which would allow entities to initially apply this new standard at the adoption date and recognize a cumulative effect adjustment to the the opening balance of Retained earnings. The Company adopted this standard on January 1, 2019 using this transition method. See Note 1, “Basis of Presentation,” for further details.
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
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a reporting unit to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We expect to adopt this guidance on January 1, 2020 and do not expect it to have a significant impact on our financial statements.
In August 2017, the FASB issued accounting guidance to better align an entity’s risk management activities with hedge accounting, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. In October 2018, the FASB issued additional guidance that permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, Derivatives and Hedging. These new requirements became effective on January 1, 2019 and did not have a significant impact on our financial statements.
In August 2018, the FASB issued accounting guidance that requires implementation costs incurred in a cloud computing arrangement that is a service contract to be capitalized. Entities will be required to recognize the capitalized implementation costs to expense over the noncancellable term of the cloud computing arrangement. As allowed by its provisions, we early-adopted this new guidance in the first quarter of 2019. The adoption of this new guidance did not have a significant impact on our financial statements.

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
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2019 and 2018. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 30.
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
First Quarter 2019
During the first quarter of 2019:

•	Our board of directors declared a quarterly dividend of $0.3675 per share on February 26, 2019, which was paid on April 1, 2019 to shareholders of record at the close of business as of March 15, 2019.

•	Our net sales for the quarter were $832.1 million, up 1% from net sales of $821.6 million in the first quarter of 2018.

•	Diluted earnings per share were $1.26, an increase from first quarter 2018 results of $1.18 per diluted share.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage continues to accelerate, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volume, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
Lithium: We expect continued strong year-over-year growth for the remainder of 2019 in Lithium, led by continued strong demand in battery-grade applications and increased conversion capacity.
On a longer term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance and favorable global public policy toward e-mobility/renewable energy usage. Our long-term outlook is also bolstered by our successful negotiation of long-term supply agreements with our key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We expect to see continued growth in net sales and profitability in 2019, due to healthy demand and pricing for our flame retardants and other derivatives. However, with sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could continue to rebound some in 2019, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volume would likely extend throughout the year.
On a longer term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Absent an increase in regulatory pressure on offshore drilling, we would expect this business to follow a long-term growth trajectory once oil prices recover from prevailing levels as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap could tighten as demand for existing and possible new uses of bromine expands over time. The combination of solid, long-term business fundamentals, with our strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Catalysts: We believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In Performance Catalyst Solutions (“PCS”), we expect growth in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending.
All Other: The fine chemistry services business will continue to be reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future prospects for the fine chemistry services business to be impacted by a challenging agriculture industry environment and the timing of customer orders in pharmaceuticals. We continue to work to reinvigorate the pipeline of new products and services to these markets.
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
First Quarter 2019 Compared to First Quarter 2018
Selected Financial Data (Unaudited)

	Three Months Ended March 31,		Percentage Change
	2019	2018	2019 vs. 2018
	(In thousands, except percentages and per share amounts)
NET SALES	$832,064	$821,629	1%
Cost of goods sold	548,578	516,650	6%
GROSS PROFIT	283,486	304,979	(7)%
GROSS PROFIT MARGIN	34.1%	37.1%
Selling, general and administrative expenses	113,355	101,370	12%
Research and development expenses	14,977	20,986	(29)%
OPERATING PROFIT	155,154	182,623	(15)%
OPERATING PROFIT MARGIN	18.6%	22.2%
Interest and financing expenses	(12,586)	(13,538)	(7)%
Other income (expenses), net	11,291	(30,476)	(137)%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	153,859	138,609	11%
Income tax expense	37,514	20,361	84%
Effective tax rate	24.4%	14.7%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	116,345	118,248	(2)%
Equity in net income of unconsolidated investments (net of tax)	35,181	20,677	70%
NET INCOME	151,526	138,925	9%
Net income attributable to noncontrolling interests	(17,957)	(7,165)	151%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$133,569	$131,760	1%
PERCENTAGE OF NET SALES	16.1%	16.0%
Basic earnings per share	$1.26	$1.19	6%
Diluted earnings per share	$1.26	$1.18	7%
Net Sales
For the three-month period ended March 31, 2019, we recorded net sales of $832.1 million, an increase of $10.4 million, or 1%, compared to net sales of $821.6 million for the three-month period ended March 31, 2018. Excluding the impact of $27.1 million related to the Polyolefin Catalysts Divestiture and $13.3 million of unfavorable currency exchange resulting from a stronger U.S. Dollar, net sales increased $50.8 million driven by $22.7 million of favorable pricing impacts in each of our reportable segments and higher volume in Bromine Specialties and Catalysts. Partially offsetting this is $8.4 million in lower Lithium volume driven by production issues at the company's La Negra, Chile site due to a rain event at the beginning of the year.
Gross Profit
For the three-month period ended March 31, 2019, our gross profit decreased $21.5 million, or 7%, from the corresponding 2018 period. Excluding the impact of $10.7 million in gross profit related to the Polyolefin Catalysts Divestiture, gross profit decreased by $10.8 million, or 3.7%, primarily due to the higher input costs within our Lithium segment, higher raw material costs in our Bromine Specialties and Catalysts segment and unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies. Partially offsetting this were favorable pricing impacts in each of our reportable segments and higher volume in Bromine Specialties and Catalysts segments. Overall, these factors contributed to a gross profit margin for the three-month period ended March 31, 2019 of 34.1%, down from 37.1% in the corresponding period in 2018.

Selling, General and Administrative Expenses
For the three-month period ended March 31, 2019, our selling, general and administrative (“SG&A”) expenses increased $12.0 million, or 12%, from the three-month period ended March 31, 2018. SG&A expenses for the three-month period ended March 31, 2019 included $4.1 million of additional acquisition and integration related costs for various significant projects compared to the prior year. In addition, the three-month period ended March 31, 2018 included a $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year. Excluding the impact of these charges, SG&A expenses increased $6.5 million, primarily due to higher professional fees. As a percentage of net sales, SG&A expenses were 13.6% for the three-month period ended March 31, 2019, compared to 12.3% for the corresponding period in 2018.
Research and Development Expenses
For the three-month period ended March 31, 2019, our research and development (“R&D”) expenses decreased $6.0 million, or 29%, from the three-month period ended March 31, 2018 due to the lower anticipated first quarter spend in our Lithium segment. As a percentage of net sales, R&D expenses were 1.8% and 2.6% for the three-month periods ended March 31, 2019 and 2018, respectively.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended March 31, 2019 decreased $1.0 million to $12.6 million from the corresponding 2018 period. This decrease is primarily due to the impact of higher capitalized interest from a continued increase in capital expenditures in 2019.
Other Income (Expenses), Net
Other income (expenses), net, for the three-month period ended March 31, 2019 was $11.3 million compared to ($30.5) million for the corresponding 2018 period. During the three-month period ended March 31, 2019, we recorded a gain of $11.1 million related to the sale of land in Pasadena, Texas. During the three-month period ended March 31, 2018, we recorded a $17.6 million legal accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and $15.6 million of environmental charges related to a site formerly owned by Albemarle. The remaining difference was primarily due to an increase in foreign exchange losses of $2.5 million and a decrease in interest income.
Income Tax Expense
The effective income tax rate for the first quarter of 2019 was 24.4% compared to 14.7% for the first quarter of 2018. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2019 was impacted by a variety of factors, primarily stemming from the location in which income was earned and discrete net tax expenses primarily related to uncertain tax positions. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended March 31, 2018 was impacted by a variety of factors, primarily stemming from discrete tax benefits related to adjustments recorded for the TCJA and excess tax benefits realized from stock-based compensation arrangements. The increase in the effective tax rate for the three month period ended March 31, 2019 compared to the same period last year was driven by a variety of factors, primarily stemming from a change in the geographic mix of earnings and discrete net tax expenses primarily related to uncertain tax positions for the three month period ended March 31, 2019, compared to discrete tax benefits for TCJA adjustments and excess tax benefits from stock-based compensation arrangements for the three-month period ended March 31, 2018.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $35.2 million for the three-month period ended March 31, 2019 compared to $20.7 million in the same period last year. This increase of $14.5 million was primarily due to higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd., as well as an increase in equity income in our Catalysts segment.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended March 31, 2019, net income attributable to noncontrolling interests was $18.0 million compared to $7.2 million in the same period last year. This increase of $10.8 million was primarily due to an increase in consolidated income related to our JBC joint venture from higher sales volume in the quarter.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation increased to $133.6 million in the three-month period ended March 31, 2019, from $131.8 million in the three-month period ended March 31, 2018. The increase is primarily due to favorable pricing impacts in each of our reportable segments and increased volume in Bromine Specialties and Catalysts, partially offset by higher input costs in Lithium, increased Corporate spending and a higher effective income tax rate in 2019. In addition, during the three-month period ended March 31, 2018, we recorded a $17.6 million legal accrual resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and $15.6 million related to environmental charges related to a site formerly owned by Albemarle.
Other Comprehensive (Loss) Income, Net of Tax
Total other comprehensive (loss) income, after income taxes, was ($6.9) million for the three-month period ended March 31, 2019 compared to $51.1 million for the corresponding period in 2018. The majority of this loss is the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2019 period, other comprehensive loss from foreign currency translation adjustments was $10.9 million, primarily as a result of unfavorable movements in the Euro of approximately $14 million and the Brazilian Real of approximately $2 million, partially offset by a net favorable variance in various other currencies totaling approximately $5 million. Also included in total other comprehensive loss for the 2019 period is income of $3.3 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations. In the 2018 period, other comprehensive income from foreign currency translation adjustments was $64.9 million, mainly as a result of favorable movements in the Euro of approximately $47 million, the Chinese Renminbi of approximately $10 million and a net favorable variance in various other currencies totaling approximately $8 million. Also included in total other comprehensive income for the 2018 period is a loss of $14.4 million in connection with the revaluation of our Euro-based 1.875% Senior notes.

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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended March 31,				Percentage Change
	2019	%	2018	%	2019 vs. 2018
	(In thousands, except percentages)
Net sales:
Lithium	$291,886	35.1%	$298,032	36.3%	(2)%
Bromine Specialties	249,052	29.9%	225,639	27.5%	10%
Catalysts	251,648	30.2%	260,717	31.7%	(3)%
All Other	39,478	4.8%	37,165	4.5%	6%
Corporate	—	—%	76	—%	(100)%
Total net sales	$832,064	100.0%	$821,629	100.0%	1%

Adjusted EBITDA:
Lithium	$115,616	51.2%	$131,014	52.7%	(12)%
Bromine Specialties	78,597	34.8%	69,969	28.1%	12%
Catalysts	60,071	26.6%	67,830	27.3%	(11)%
All Other	7,243	3.2%	3,862	1.5%	88%
Corporate	(35,660)	(15.8)%	(23,957)	(9.6)%	49%
Total adjusted EBITDA	$225,867	100.0%	$248,718	100.0%	(9)%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2019
Net income (loss) attributable to Albemarle Corporation	$93,169	$67,480	$47,859	$208,508	$5,206	$(80,145)	$133,569
Depreciation and amortization	22,092	11,117	12,212	45,421	2,037	1,825	49,283
Acquisition and integration related costs(a)	—	—	—	—	—	5,285	5,285
Gain on sale of property(b)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	12,586	12,586
Income tax expense	—	—	—	—	—	37,514	37,514
Non-operating pension and OPEB items	—	—	—	—	—	(583)	(583)
Other(c)	355	—	—	355	—	(1,063)	(708)
Adjusted EBITDA	$115,616	$78,597	$60,071	$254,284	$7,243	$(35,660)	$225,867
Three months ended March 31, 2018
Net income (loss) attributable to Albemarle Corporation	$108,334	$59,536	$55,660	$223,530	$1,760	$(93,530)	$131,760
Depreciation and amortization	24,065	10,433	12,170	46,668	2,102	1,560	50,330
Acquisition and integration related costs(a)	—	—	—	—	—	2,201	2,201
Interest and financing expenses	—	—	—	—	—	13,538	13,538
Income tax expense	—	—	—	—	—	20,361	20,361
Non-operating pension and OPEB items	—	—	—	—	—	(2,197)	(2,197)
Legal accrual(d)	—	—	—	—	—	17,628	17,628
Environmental accrual(e)	—	—	—	—	—	15,597	15,597
Other(f)	(1,385)	—	—	(1,385)	—	885	(500)
Adjusted EBITDA	$131,014	$69,969	$67,830	$268,813	$3,862	$(23,957)	$248,718

(a)
Included acquisition and integration related costs relating to various significant projects. For the three-month period ended March 31, 2019, $5.3 million was recorded in Selling, general and administrative expenses. For the three-month period ended March 31, 2018, $1.0 million and $1.2 million was recorded in Cost of goods sold and Selling, general and administrative expenses, respectively.

(b)	Gain recorded in Other income (expenses), net related to the sale of land in Pasadena, Texas not used as part of our operations.

(c)	Included amounts for the three months ended March 31, 2019 recorded in:

▪	Cost of goods sold - $0.4 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪	SG&A expenses - Expected severance payments as part of a business reorganization plan of $0.5 million, with the unpaid balance recorded in Accrued expenses as of March 31, 2019.

▪	Other income (expenses), net - $1.6 million of a net gain resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

(d)
Included in Other income (expenses), net is a charge of $17.6 million resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures.

(e)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other income (expenses), net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(f)	Included amounts for the three months ended March 31, 2018 recorded in:

▪	Cost of goods sold - $1.1 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪	SG&A expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪	Other income (expenses), net - $0.2 million of a net gain resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.
Lithium
Lithium segment net sales for the three-month period ended March 31, 2019 were $291.9 million, down $6.1 million, or 2%, compared to the corresponding period of 2018. The decrease was primarily driven by $8.4 million of lower sales volume and $5.7 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. The lower sales volume was primarily driven by a disruption due to a rain event in Chile at the beginning of the year. Partially offsetting this is $7.9 million of favorable pricing impacts. Adjusted EBITDA for Lithium was down 12%, or $15.4 million, to $115.6 million for the three-month period ended March 31, 2019, compared to the corresponding period of 2018, primarily driven by increased cost of goods sold, mainly related to higher input costs, and lower sales volume. This was partially offset by the favorable pricing impacts, lower S&A and R&D spend and $2.0 million of favorable currency translation.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended March 31, 2019 were $249.1 million, up $23.4 million, or 10%, compared to the corresponding period of 2018. The increase was primarily driven by $14.4 million in higher sales volume in flame-retardants and other bromine derivatives due to continued strong demand, and $12.1 million in favorable pricing due to high demand, partially offset by $3.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. Adjusted EBITDA for Bromine Specialties was up 12%, or $8.6 million, to $78.6 million for the three-month period ended March 31, 2019, compared to the corresponding period of 2018. This increase was primarily due to the higher sales volume and favorable pricing, which was partially offset by higher production and raw material costs of approximately $6 million and $2.7 million of unfavorable currency translation.
Catalysts
Catalysts segment net sales for the three-month period ended March 31, 2019 were $251.6 million, a decrease of $9.1 million, or 3%, compared to the corresponding period of 2018. This decrease was primarily due to the $27.1 million impact of the Polyolefin Catalysts Divestiture and $4.6 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. This was partially offset by higher sales volume of $20.8 million driven by refining catalyst products and favorable pricing impacts of $1.9 million. Catalysts adjusted EBITDA decreased 11%, or $7.8 million, to $60.1 million for the three-month period ended March 31, 2019 in comparison to the corresponding period of 2018. This decrease was primarily due to the $10.9 million impact of the Polyolefin Catalysts Divestiture, higher raw material costs and $2.6 million of unfavorable currency translation, partially offset by higher sales volume and favorable pricing impacts.
All Other
All Other net sales for the three-month period ended March 31, 2019 were $39.5 million, an increase of $2.3 million, or 6%, compared to the three-month period ended March 31, 2018. This increase was primarily due to higher sales volume and favorable pricing impacts in our fine chemistry services business. All Other adjusted EBITDA increased $3.4 million for the three-month period ended March 31, 2019 in comparison to the corresponding period of 2018. This increase was primarily due to increased sales volume, favorable pricing impacts and lower spend in our fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a charge of $35.7 million for the three-month period ended March 31, 2019, compared to a charge of $24.0 million for the corresponding period of 2018. The change was primarily due to higher SG&A spending for professional services and $2.5 million of unfavorable currency exchange impacts.

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
Cash Flow
During the first three months of 2019, cash on hand, cash provided by operations and commercial paper note borrowings funded $216.1 million of capital expenditures for plant, machinery and equipment, and mining resource development, and dividends to shareholders of $35.4 million. Our operations provided $54.9 million of cash flows during the first three months of 2019, as compared to $121.6 million for the first three months of 2018, with the decrease primarily arising from lower earnings in our Lithium and Catalysts reportable segments and lower dividends received from unconsolidated investments in 2019. Our cash from operations in 2019 included an outflow from working capital changes of $122.9 million, primarily due to the build-up of inventory in the Lithium and Catalysts reportable segments resulting from higher forecasted sales in 2019. Overall, our cash and cash equivalents decreased by approximately $90.0 million to $465.3 million at March 31, 2019 from $555.3 million at December 31, 2018.
Capital expenditures for the three-month period ended March 31, 2019 of $216.1 million were associated with plant, machinery and equipment, and mining resource development. We expect our capital expenditures to approximate $800 to $900 million in 2019 for Lithium growth, mining resource development and capacity increases, as well as productivity and continuity of operations projects in all segments. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 4-6% of net sales, similar to prior years.
Net current assets were $709.0 million and $815.2 million at March 31, 2019 and December 31, 2018, respectively. The decrease is primarily due to the increase in commercial paper notes outstanding and the reduction in cash and cash equivalents used primarily to fund the increase in capital expenditures during 2019. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates, are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 26, 2019, we increased our quarterly dividend rate to $0.3675 per share, a 10% increase from the quarterly rate of $0.335 per share paid in 2018.
At March 31, 2019 and December 31, 2018, our cash and cash equivalents included $436.5 million and $525.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first three months of 2018, we repatriated $611.3 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first three months of 2019.
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
Our revolving, unsecured credit agreement dated as of June 21, 2018 (the “2018 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of March 31, 2019. There were no borrowings outstanding under the 2018 Credit Agreement as of March 31, 2019.
Borrowings under the 2018 Credit Agreement are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the 2018 Credit Agreement) to be less than or equal to 3.50:1, subject to adjustments in accordance with the terms of the 2018 Credit Agreement relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The 2018 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2018 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2019, we had $425.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.89% and a weighted-average maturity of 42 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at March 31, 2019 and December 31, 2018.
The non-current portion of our long-term debt amounted to $1.39 billion at March 31, 2019, compared to $1.40 billion at December 31, 2018. In addition, at March 31, 2019, we had availability to borrow $575.0 million under our commercial paper program and the 2018 Credit Agreement, and $579.9 million under other existing lines of credit, subject to various financial covenants under our 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2019, we were, and currently are, in compliance with all of our long term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $72.7 million at March 31, 2019. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
Total expected 2019 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $2.7 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2019.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $26.5 million at March 31, 2019 and $22.9 million at December 31, 2018. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.5 million at March 31, 2019 and $13.0 million at December 31, 2018. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2019 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Among other environmental requirements, we are subject to the federal Superfund law, and similar state laws, under which we may be designated as a potentially responsible party (“PRP”), and may be liable for a share of the costs associated with cleaning up various hazardous waste sites. Management believes that in cases in which we may have liability as a PRP, our liability for our share of cleanup is de minimis. Further, almost all such sites represent environmental issues that are quite mature and have been investigated, studied and in many cases settled. In de minimis situations, our policy generally is to negotiate a consent decree and to pay any apportioned settlement, enabling us to be effectively relieved of any further liability as a PRP, except for remote contingencies. In other than de minimis PRP matters, our records indicate that unresolved PRP exposures should be immaterial. We accrue and expense our proportionate share of PRP costs. Because management has been actively involved in evaluating environmental matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not have a material adverse effect upon our results of operations or financial condition.
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. For example, we expect that the purchase price for the announced acquisition of the Wodgina Project of approximately $1.15 billion, will primarily be funded with new debt borrowings.
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
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ, the SEC, or DPP. We are unable to predict what, if any, action may be taken by the DOJ, the SEC, or DPP, or what penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
We had cash and cash equivalents totaling $465.3 million at March 31, 2019, of which $436.5 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Summary of Critical Accounting Policies and Estimates
Effective January 1, 2019, we adopted ASU 2016-12, “Leases.” As a result, we have updated our lease accounting policy, see Item 1 Financial Statements – Note 1, “Basis of Presentation,” for additional details. There have been no other significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 17, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
We had variable interest rate borrowings of $432.2 million outstanding at March 31, 2019, bearing a weighted average interest rate of 2.84% and representing approximately 24% of our total outstanding debt. A hypothetical 10% change (approximately 28 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.2 million as of March 31, 2019. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $707.6 million and with a fair value representing a net asset position of $0.4 million at March 31, 2019. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2019, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $36.2 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $25.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2019, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
The Company has begun the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which will result in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2019. There have been no other changes during the first quarter ended March 31, 2019 to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018 describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.
(a) Exhibits

10.1	Notice of TSR Performance Unit Award (2019)

10.2	Notice of ROIC Performance Unit Award (2019)

10.3	Notice of Option Grant (2019)

10.4	Notice of Restricted Stock Unit Award (2019)

10.5	Notice of 3-Year Cliff Vest Restricted Stock Unit Award (2019)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 8, 2019	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)