Form 10-Q
period 2019-06-30
ALBEMARLE CORP
filed 2019-08-07
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2019
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
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2019: 105,986,264

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$885,052	$853,874	$1,717,116	$1,675,503
Cost of goods sold	559,138	542,518	1,107,716	1,059,168
Gross profit	325,914	311,356	609,400	616,335
Selling, general and administrative expenses	126,715	123,637	240,070	225,007
Research and development expenses	13,462	16,074	28,439	37,060
Gain on sale of business	—	(218,705)	—	(218,705)
Operating profit	185,737	390,350	340,891	572,973
Interest and financing expenses	(11,601)	(13,308)	(24,187)	(26,846)
Other (expenses) income, net	(7,065)	(5,223)	4,226	(35,699)
Income before income taxes and equity in net income of unconsolidated investments	167,071	371,819	320,930	510,428
Income tax expense	30,411	80,102	67,925	100,463
Income before equity in net income of unconsolidated investments	136,660	291,717	253,005	409,965
Equity in net income of unconsolidated investments (net of tax)	38,310	18,969	73,491	39,646
Net income	174,970	310,686	326,496	449,611
Net income attributable to noncontrolling interests	(20,772)	(8,225)	(38,729)	(15,390)
Net income attributable to Albemarle Corporation	$154,198	$302,461	$287,767	$434,221
Basic earnings per share	$1.46	$2.76	$2.72	$3.94
Diluted earnings per share	$1.45	$2.73	$2.71	$3.90
Weighted-average common shares outstanding – basic	105,961	109,671	105,880	110,176
Weighted-average common shares outstanding – diluted	106,316	110,659	106,336	111,263
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$174,970	$310,686	$326,496	$449,611
Other comprehensive income (loss), net of tax:
Foreign currency translation	10,544	(150,857)	(311)	(85,966)
Pension and postretirement benefits	6	23	13	26
Net investment hedge	(3,037)	22,989	267	8,568
Interest rate swap	641	642	1,282	1,284
Total other comprehensive income (loss), net of tax	8,154	(127,203)	1,251	(76,088)
Comprehensive income	183,124	183,483	327,747	373,523
Comprehensive income attributable to noncontrolling interests	(20,799)	(7,962)	(38,709)	(15,313)
Comprehensive income attributable to Albemarle Corporation	$162,325	$175,521	$289,038	$358,210
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$398,183	$555,320
Trade accounts receivable, less allowance for doubtful accounts (2019 – $4,513; 2018 – $4,460)	624,808	605,712
Other accounts receivable	105,207	52,059
Inventories	814,022	700,540
Other current assets	94,417	84,790
Total current assets	2,036,637	1,998,421
Property, plant and equipment, at cost	5,248,994	4,799,063
Less accumulated depreciation and amortization	1,858,369	1,777,979
Net property, plant and equipment	3,390,625	3,021,084
Investments	541,014	528,722
Other assets	186,592	80,135
Goodwill	1,566,464	1,567,169
Other intangibles, net of amortization	373,082	386,143
Total assets	$8,094,414	$7,581,674
Liabilities And Equity
Current liabilities:
Accounts payable	$558,839	$522,516
Accrued expenses	268,666	257,323
Current portion of long-term debt	490,691	307,294
Dividends payable	38,733	35,169
Current operating lease liability	19,441	—
Income taxes payable	23,611	60,871
Total current liabilities	1,399,981	1,183,173
Long-term debt	1,398,419	1,397,916
Postretirement benefits	46,025	46,157
Pension benefits	279,342	285,396
Other noncurrent liabilities	609,209	526,942
Deferred income taxes	387,035	382,982
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 105,971 in 2019 and 105,616 in 2018	1,059	1,056
Additional paid-in capital	1,373,213	1,368,897
Accumulated other comprehensive loss	(349,411)	(350,682)
Retained earnings	2,775,940	2,566,050
Total Albemarle Corporation shareholders’ equity	3,800,801	3,585,321
Noncontrolling interests	173,602	173,787
Total equity	3,974,403	3,759,108
Total liabilities and equity	$8,094,414	$7,581,674
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at March 31, 2019	105,950,011	$1,059	$1,368,069	$(357,538)	$2,660,684	$3,672,274	$191,765	$3,864,039
Net income					154,198	154,198	20,772	174,970
Other comprehensive income				8,127		8,127	27	8,154
Cash dividends declared, $0.3675 per common share					(38,942)	(38,942)	(38,962)	(77,904)
Stock-based compensation			4,930			4,930		4,930
Exercise of stock options	11,781	—	529			529		529
Issuance of common stock, net	16,713	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(7,041)	—	(315)			(315)		(315)
Balance at June 30, 2019	105,971,464	$1,059	$1,373,213	$(349,411)	$2,775,940	$3,800,801	$173,602	$3,974,403

Balance at March 31, 2018	110,756,114	$1,107	$1,855,321	$(174,739)	$2,118,621	$3,800,310	$143,120	$3,943,430
Net income					302,461	302,461	8,225	310,686
Other comprehensive loss				(126,940)		(126,940)	(263)	(127,203)
Cash dividends declared, $0.335 per common share					(36,437)	(36,437)	(7,378)	(43,815)
Stock-based compensation			4,991			4,991		4,991
Exercise of stock options	16,226	—	642			642		642
Shares repurchased	(2,354,133)	(24)	(249,976)			(250,000)		(250,000)
Issuance of common stock, net	38,487	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(15,331)	—	(1,451)			(1,451)		(1,451)
Balance at June 30, 2018	108,441,363	$1,084	$1,609,526	$(301,679)	$2,384,645	$3,693,576	$143,704	$3,837,280

Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					287,767	287,767	38,729	326,496
Other comprehensive income (loss)				1,271		1,271	(20)	1,251
Cash dividends declared, $0.735 per common share					(77,877)	(77,877)	(38,962)	(116,839)
Stock-based compensation			12,197			12,197		12,197
Exercise of stock options	125,909	1	3,204			3,205		3,205
Issuance of common stock, net	356,824	3	(3)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(127,297)	(1)	(10,569)			(10,570)		(10,570)
Balance at June 30, 2019	105,971,464	$1,059	$1,373,213	$(349,411)	$2,775,940	$3,800,801	$173,602	$3,974,403

Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					434,221	434,221	15,390	449,611
Other comprehensive loss				(76,011)		(76,011)	(77)	(76,088)
Cash dividends declared, $0.67 per common share					(73,540)	(73,540)	(14,756)	(88,296)
Cumulative adjustment from adoption of income tax standard update (Note 1)					(11,199)	(11,199)		(11,199)
Stock-based compensation			10,728			10,728		10,728
Exercise of stock options	28,966	—	1,288			1,288		1,288
Shares repurchased	(2,354,133)	(24)	(249,976)			(250,000)		(250,000)
Issuance of common stock, net	357,927	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(138,071)	(1)	(16,459)			(16,460)		(16,460)
Balance at June 30, 2018	108,441,363	$1,084	$1,609,526	$(301,679)	$2,384,645	$3,693,576	$143,704	$3,837,280
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash and cash equivalents at beginning of year	$555,320	$1,137,303
Cash flows from operating activities:
Net income	326,496	449,611
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	102,231	100,804
Gain on sale of business	—	(218,705)
Gain on sale of property	(11,079)	—
Stock-based compensation and other	10,136	8,076
Equity in net income of unconsolidated investments (net of tax)	(73,491)	(39,646)
Dividends received from unconsolidated investments and nonmarketable securities	60,291	30,045
Pension and postretirement expense (benefit)	1,055	(1,793)
Pension and postretirement contributions	(7,778)	(7,089)
Unrealized gain on investments in marketable securities	(577)	(625)
Deferred income taxes	3,570	30,708
Working capital changes	(223,238)	(91,189)
Other, net	11,672	(36,340)
Net cash provided by operating activities	199,288	223,857
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(7,643)
Capital expenditures	(415,626)	(280,945)
Cash proceeds from divestitures, net	—	416,711
Proceeds from sale of property and equipment	10,356	—
Sales of marketable securities, net	908	(439)
Investments in equity and other corporate investments	(2,549)	(1,979)
Net cash (used in) provided by investing activities	(406,911)	125,705
Cash flows from financing activities:
Other borrowings (repayments), net	183,052	(211,833)
Dividends paid to shareholders	(74,313)	(72,484)
Dividends paid to noncontrolling interests	(38,962)	(7,378)
Repurchases of common stock	—	(250,000)
Proceeds from exercise of stock options	3,205	1,288
Withholding taxes paid on stock-based compensation award distributions	(10,570)	(16,460)
Other	(445)	—
Net cash provided by (used in) financing activities	61,967	(556,867)
Net effect of foreign exchange on cash and cash equivalents	(11,481)	(21,854)
Decrease in cash and cash equivalents	(157,137)	(229,159)
Cash and cash equivalents at end of period	$398,183	$908,144
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month and six-month periods ended June 30, 2019 and 2018 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2019 and 2018. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. The December 31, 2018 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year. The six-month period ended June 30, 2018 includes an $11.2 million cumulative adjustment to decrease Retained earnings due to the adoption of accounting guidance that eliminated the deferral of tax effects of intra-entity asset transfers other than inventory.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2019 (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$8,381	$17,802
Finance lease cost:
Amortization of right of use assets	136	314
Interest on lease liabilities	32	65
Total finance lease cost	168	379

Short-term lease cost	1,869	3,835
Variable lease cost	1,432	2,518
Total lease cost	$11,850	$24,534
Supplemental cash flow information related to our lease contracts for the six months ended June 30, 2019 is as follows (in thousands):

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,775
Operating cash flows from finance leases	65
Financing cash flows from finance leases	341
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	526

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2019 is as follows (in thousands, except as noted):

June 30, 2019
Operating leases:
Other assets	$124,872

Current operating lease liability	19,441
Other noncurrent liabilities	106,788
Total operating lease liabilities	126,229
Finance leases:
Net property, plant and equipment	4,089

Current portion of long-term debt	691
Long-term debt	3,459
Total finance lease liabilities	4,150
Weighted average remaining lease term (in years):
Operating leases	11.7
Finance leases	6.2
Weighted average discount rate (%):
Operating leases	3.87%
Finance leases	2.89%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$12,495	$408
2020	21,003	771
2021	12,685	682
2022	10,649	682
2023	10,246	682
Thereafter	93,748	1,364
Total lease payments	160,826	4,589
Less imputed interest	34,597	439
Total	$126,229	$4,150

As of December 31, 2018, future non-cancelable minimum lease payments were $25.6 million in 2019; $17.9 million in 2020; $12.5 million in 2021; $10.8 million in 2022; $10.1 million in 2023; and $87.1 million thereafter.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2019 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2018	$1,354,779	$20,319	$185,485	$6,586	$1,567,169
Foreign currency translation adjustments	(626)	—	(79)	—	(705)
Balance at June 30, 2019	$1,354,153	$20,319	$185,406	$6,586	$1,566,464

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2019 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2018	$428,372	$18,453	$55,801	$43,708	$546,334
Foreign currency translation adjustments and other	940	(12)	(46)	(84)	798
Balance at June 30, 2019	$429,312	$18,441	$55,755	$43,624	$547,132
Accumulated Amortization
Balance at December 31, 2018	$(95,797)	$(8,176)	$(35,248)	$(20,970)	$(160,191)
Amortization	(11,695)	—	(707)	(1,319)	(13,721)
Foreign currency translation adjustments and other	(252)	8	23	83	(138)
Balance at June 30, 2019	$(107,744)	$(8,168)	$(35,932)	$(22,206)	$(174,050)
Net Book Value at December 31, 2018	$332,575	$10,277	$20,553	$22,738	$386,143
Net Book Value at June 30, 2019	$321,568	$10,273	$19,823	$21,418	$373,082

(a)	Net Book Value includes only indefinite-lived intangible assets.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2019 was 18.2% and 21.2%, respectively, compared to 21.5% and 19.7% for the three-month and six-month periods ended June 30, 2018, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and six-month periods ended June 30, 2019 and 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. Income tax expense for the three-month and six-month periods ended June 30, 2018 included discrete tax adjustments of $42.0 million for the disposition of the polyolefin catalysts and components portion of our Performance Catalyst Solutions (“PCS”) business (“Polyolefin Catalysts Divestiture”) and $8.5 million for a valuation allowance recorded due to a foreign restructuring plan, partially offset by an $8.0 million benefit for tax accounting method changes. In addition, Income tax expense for the six-month period ended June 30, 2018 included discrete tax benefits related to adjustments recorded for the U.S. Tax Cuts and Jobs Act (“TCJA”) and excess tax benefits realized from stock-based compensation arrangements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2019 and 2018 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$154,198	$302,461	$287,767	$434,221
Denominator:
Weighted-average common shares for basic earnings per share	105,961	109,671	105,880	110,176
Basic earnings per share	$1.46	$2.76	$2.72	$3.94

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$154,198	$302,461	$287,767	$434,221
Denominator:
Weighted-average common shares for basic earnings per share	105,961	109,671	105,880	110,176
Incremental shares under stock compensation plans	355	988	456	1,087
Weighted-average common shares for diluted earnings per share	106,316	110,659	106,336	111,263
Diluted earnings per share	$1.45	$2.73	$2.71	$3.90

At June 30, 2019, there were 214,904 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 26, 2019, the Company increased the regular quarterly dividend by 10% to $0.3675 per share. On May 8, 2019, the Company declared a cash dividend of $0.3675 per share, which was paid on July 1, 2019 to shareholders of record at the close of business as of June 14, 2019. On July 24, 2019, the Company declared a cash dividend of $0.3675 per share, which is payable on October 1, 2019 to shareholders of record at the close of business as of September 13, 2019.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Finished goods(a)	$574,880	$482,355
Raw materials and work in process(b)	172,607	158,290
Stores, supplies and other	66,535	59,895
Total	$814,022	$700,540

(a)	Increase primarily due to the build-up of inventory in our Lithium and Catalysts segments to meet higher projected sales during the remainder of 2019.

(b)
Included $69.6 million and $71.4 million at June 30, 2019 and December 31, 2018, respectively, of work in process in our Lithium segment. Raw materials increased primarily in Lithium to meet higher projected sales during the remainder of 2019.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $358.7 million and $349.6 million at June 30, 2019 and December 31, 2018, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.2 million and $8.1 million at June 30, 2019 and December 31, 2018, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
1.875% Senior notes, net of unamortized discount and debt issuance costs of $2,355 at June 30, 2019 and $2,841 at December 31, 2018	$444,287	$444,155
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,641 at June 30, 2019 and $2,884 at December 31, 2018	422,359	422,116
4.50% Senior notes, net of unamortized discount and debt issuance costs of $439 at June 30, 2019 and $589 at December 31, 2018	174,777	174,626
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,927 at June 30, 2019 and $4,004 at December 31, 2018	346,073	345,996
Commercial paper notes	490,000	306,606
Variable-rate foreign bank loans	7,464	7,216
Finance lease obligations	4,150	4,495
Total long-term debt	1,889,110	1,705,210
Less amounts due within one year	490,691	307,294
Long-term debt, less current portion	$1,398,419	$1,397,916

Current portion of long-term debt at June 30, 2019 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 2.67% and a weighted-average maturity of 32 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2019, (losses) gains of ($3.0) million and $0.3 million (net of income taxes), respectively, and during the three-month and six-month periods ended June 30, 2018, gains of $23.0 million and $8.6 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2019 (in thousands):

Beginning balance at December 31, 2018	$49,569
Expenditures	(3,133)
Accretion of discount	567
Additions and changes in estimates	1,070
Foreign currency translation adjustments and other	(1,269)
Ending balance at June 30, 2019	46,804
Less amounts reported in Accrued expenses	9,654
Amounts reported in Other noncurrent liabilities	$37,150

Environmental remediation liabilities included discounted liabilities of $38.6 million and $40.4 million at June 30, 2019 and December 31, 2018, respectively, discounted at rates with a weighted-average of 3.7%, with the undiscounted amount totaling $72.1 million and $74.5 million at June 30, 2019 and December 31, 2018, respectively. For certain locations where the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $30 million before income taxes, in excess of amounts already recorded. The variability of this range is primarily driven by possible environmental remediation activity at a formerly owned site where we indemnify the buyer through a set cutoff date in 2024.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $29.0 million and $45.3 million at June 30, 2019 and December 31, 2018, respectively, recorded in Other noncurrent liabilities, and $21.4 million recorded in Accrued expenses at June 30, 2019, related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold, as well as the proposed settlement of an ongoing audit of a previously disposed business in Germany.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Net sales:
Lithium	$324,758	$317,563	$616,644	$615,595
Bromine Specialties	255,433	220,514	504,485	446,153
Catalysts	266,301	284,966	517,949	545,683
All Other	38,560	30,748	78,038	67,913
Corporate	—	83	—	159
Total net sales	$885,052	$853,874	$1,717,116	$1,675,503

Adjusted EBITDA:
Lithium	$141,779	$141,617	$257,395	$272,631
Bromine Specialties	81,332	69,367	159,929	139,336
Catalysts	66,875	75,102	126,946	142,932
All Other	11,240	(101)	18,483	3,761
Corporate	(39,326)	(27,423)	(74,986)	(51,380)
Total adjusted EBITDA	$261,900	$258,562	$487,767	$507,280

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$117,303	$69,616	$54,124	$241,043	$9,118	$(95,963)	$154,198
Depreciation and amortization	24,365	11,716	12,751	48,832	2,122	1,994	52,948
Acquisition and integration related costs(a)	—	—	—	—	—	4,990	4,990
Interest and financing expenses	—	—	—	—	—	11,601	11,601
Income tax expense	—	—	—	—	—	30,411	30,411
Non-operating pension and OPEB items	—	—	—	—	—	(676)	(676)
Other(b)	111	—	—	111	—	8,317	8,428
Adjusted EBITDA	$141,779	$81,332	$66,875	$289,986	$11,240	$(39,326)	$261,900
Three months ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$117,292	$59,673	$280,887	$457,852	$(2,079)	$(153,312)	$302,461
Depreciation and amortization	24,325	9,694	12,920	46,939	1,978	1,557	50,474
Gain on sale of business(c)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(a)	—	—	—	—	—	6,510	6,510
Interest and financing expenses	—	—	—	—	—	13,308	13,308
Income tax expense	—	—	—	—	—	80,102	80,102
Non-operating pension and OPEB items	—	—	—	—	—	(2,204)	(2,204)
Legal accrual(d)	—	—	—	—	—	10,416	10,416
Albemarle Foundation contribution(e)	—	—	—	—	—	15,000	15,000
Other(f)	—	—	—	—	—	1,200	1,200
Adjusted EBITDA	$141,617	$69,367	$75,102	$286,086	$(101)	$(27,423)	$258,562
Six months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$210,472	$137,096	$101,983	$449,551	$14,324	$(176,108)	$287,767
Depreciation and amortization	46,457	22,833	24,963	94,253	4,159	3,819	102,231
Acquisition and integration related costs(a)	—	—	—	—	—	10,274	10,274
Gain on sale of property(g)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	24,187	24,187
Income tax expense	—	—	—	—	—	67,925	67,925
Non-operating pension and OPEB items	—	—	—	—	—	(1,259)	(1,259)
Other(b)	466	—	—	466	—	7,255	7,721
Adjusted EBITDA	$257,395	$159,929	$126,946	$544,270	$18,483	$(74,986)	$487,767
Six months ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$225,626	$119,209	$336,547	$681,382	$(319)	$(246,842)	$434,221
Depreciation and amortization	48,390	20,127	25,090	93,607	4,080	3,117	100,804
Gain on sale of business(c)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(a)	—	—	—	—	—	8,712	8,712
Interest and financing expenses	—	—	—	—	—	26,846	26,846
Income tax expense	—	—	—	—	—	100,463	100,463
Non-operating pension and OPEB items	—	—	—	—	—	(4,401)	(4,401)
Legal accrual(d)	—	—	—	—	—	28,044	28,044
Environmental accrual(h)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(e)	—	—	—	—	—	15,000	15,000
Other(f)	(1,385)	—	—	(1,385)	—	2,084	699
Adjusted EBITDA	$272,631	$139,336	$142,932	$554,899	$3,761	$(51,380)	$507,280

(a)
Included acquisition and integration related costs relating to various significant projects. For the three-month and six-month periods ended June 30, 2019, $5.0 million and $10.3 million was recorded in Selling, general and administrative expenses. For the three-month

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

and six-month periods ended June 30, 2018, $1.0 million and $1.9 million was recorded in Cost of goods sold, respectively, and $5.5 million and $6.8 million was recorded in Selling, general and administrative expenses, respectively.

(b)	Included amounts for the three months ended June 30, 2019 recorded in:

▪	Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments to be made in 2019 as part of a business reorganization plan of $4.8 million, with the unpaid balance recorded in Accrued expenses as of June 30, 2019, and $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.

▪	Other (expenses) income, net - $2.5 million of a net loss primarily resulting from the revision of indemnifications related to previously disposed businesses.
Included amounts for the six months ended June 30, 2019 recorded in:

▪	Cost of goods sold - $0.5 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments to be made in 2019 as part of a business reorganization plan of $5.3 million, with the unpaid balance recorded in Accrued expenses as of June 30, 2019, and $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.

▪	Other (expenses) income, net - $0.9 million of a net loss primarily resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

(c)	Gain related to the sale of the Polyolefin Catalysts Divestiture, which closed in the second quarter of 2018.

(d)
Included in Other (expenses) income, net for the three-month and six-month periods ended June 30, 2018 is a $10.4 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business. Also included in Other (expenses) income, net, for the six months ended June 30, 2018 is a $17.6 million expense resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures.

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

(f)	Included amounts for the three months ended June 30, 2018 recorded in:

▪	Other (expenses) income, net - $1.2 million related to the revision of previously recorded expenses of disposed businesses.
Included amounts for the six months ended June 30, 2018 recorded in:

▪	Cost of goods sold - $1.1 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪	Other (expenses) income, net - $1.0 million related to the revision of previously recorded expenses of disposed businesses.

(g)	Gain recorded in Other (expenses) income, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(h)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other (expenses) income, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Pension Benefits Cost (Credit):
Service cost	$1,123	$1,259	$2,253	$2,527
Interest cost	8,220	8,016	16,540	16,043
Expected return on assets	(9,445)	(10,760)	(18,897)	(21,524)
Amortization of prior service benefit	6	24	12	46
Total net pension benefits credit	$(96)	$(1,461)	$(92)	$(2,908)
Postretirement Benefits Cost (Credit):
Service cost	$25	$30	$49	$59
Interest cost	549	542	1,098	1,084
Expected return on assets	—	(2)	—	(4)
Amortization of prior service benefit	—	(12)	—	(24)
Total net postretirement benefits cost	$574	$558	$1,147	$1,115
Total net pension and postretirement benefits cost (credit)	$478	$(903)	$1,055	$(1,793)

All components of net benefit cost (credit), other than service cost, are included in Other (expenses) income, net on the consolidated statements of income.
During the three-month and six-month periods ended June 30, 2019, we made contributions of $3.8 million and $6.5 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2018, we made contributions of $2.8 million and $5.9 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.4 million and $1.3 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2019, respectively. During the three-month and six-month periods ended June 30, 2018, we paid $0.7 million and $1.2 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	June 30, 2019		December 31, 2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,895,365	$1,962,915	$1,712,003	$1,731,271

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At June 30, 2019 and December 31, 2018, we had outstanding foreign currency forward contracts with notional values totaling $895.2 million and $626.5 million, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

and Australian Dollar. Our foreign currency forward contracts outstanding at June 30, 2019 and December 31, 2018 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30,	December 31,
	2019	2018
Foreign currency forward contracts - Other accounts receivable	$—	$431
Foreign currency forward contracts - Accrued expenses	$87	$—

Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net. The following table summarizes these net gains (losses) recognized in our consolidated statements of income during the three-month and six-month periods ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency forward contracts gains (losses)	$2,099	$(17,650)	$(8,316)	$(12,831)

In addition, for the six-month periods ended June 30, 2019 and 2018, we recorded losses of $8.3 million and $12.8 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $7.8 million and $18.0 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$25,961	$25,961	$—	$—
Private equity securities(b)	$30	$30	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,178	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$25,961	$25,961	$—	$—
Foreign currency forward contracts(d)	$87	$—	$87	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—
Private equity securities(b)	$26	$26	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,195	$—	$—	$—
Foreign currency forward contracts(d)	$431	$—	$431	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended June 30, 2019
Balance at March 31, 2019	$(418,454)	$(152)	$75,641	$(14,573)	$(357,538)
Other comprehensive income (loss) before reclassifications	10,544	—	(3,037)	—	7,507
Amounts reclassified from accumulated other comprehensive loss	—	6	—	641	647
Other comprehensive income (loss), net of tax	10,544	6	(3,037)	641	8,154
Other comprehensive income attributable to noncontrolling interests	(27)	—	—	—	(27)
Balance at June 30, 2019	$(407,937)	$(146)	$72,604	$(13,932)	$(349,411)
Three months ended June 30, 2018
Balance at March 31, 2018	$(192,864)	$(18)	$32,130	$(13,987)	$(174,739)
Other comprehensive (loss) income before reclassifications	(150,857)	—	22,989	—	(127,868)
Amounts reclassified from accumulated other comprehensive loss	—	23	—	642	665
Other comprehensive (loss) income, net of tax	(150,857)	23	22,989	642	(127,203)
Other comprehensive loss attributable to noncontrolling interests	263	—	—	—	263
Balance at June 30, 2018	$(343,458)	$5	$55,119	$(13,345)	$(301,679)
Six months ended June 30, 2019
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(311)	—	267	—	(44)
Amounts reclassified from accumulated other comprehensive loss	—	13	—	1,282	1,295
Other comprehensive (loss) income, net of tax	(311)	13	267	1,282	1,251
Other comprehensive loss attributable to noncontrolling interests	20	—	—	—	20
Balance at June 30, 2019	$(407,937)	$(146)	$72,604	$(13,932)	$(349,411)
Six months ended June 30, 2018
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(85,966)	—	8,568	—	(77,398)
Amounts reclassified from accumulated other comprehensive loss	—	26	—	1,284	1,310
Other comprehensive (loss) income, net of tax	(85,966)	26	8,568	1,284	(76,088)
Other comprehensive loss attributable to noncontrolling interests	77	—	—	—	77
Balance at June 30, 2018	$(343,458)	$5	$55,119	$(13,345)	$(301,679)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018 is provided in the following tables (in thousands):

	Three Months Ended June 30,
	2019				2018
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive income (loss), before tax	$10,544	$6	$(3,951)	$834	$(150,858)	$27	$29,864	$834
Income tax benefit (expense)	—	—	914	(193)	1	(4)	(6,875)	(192)
Other comprehensive income (loss), net of tax	$10,544	$6	$(3,037)	$641	$(150,857)	$23	$22,989	$642

	Six Months Ended June 30,
	2019				2018
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(310)	$13	$348	$1,668	$(85,967)	$30	$11,130	$1,668
Income tax (expense) benefit	(1)	—	(81)	(386)	1	(4)	(2,562)	(384)
Other comprehensive (loss) income, net of tax	$(311)	$13	$267	$1,282	$(85,966)	$26	$8,568	$1,284

NOTE 15—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales to unconsolidated affiliates	$5,372	$11,033	$9,663	$15,638
Purchases from unconsolidated affiliates(a)	$55,617	$57,059	$119,116	$125,975

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2019	December 31, 2018
Receivables from unconsolidated affiliates	$3,698	$14,348
Payables to unconsolidated affiliates	$57,031	$68,357

NOTE 16—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$170,776	$95,080

Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2019 and 2018 included $14.4 million and $33.9 million, respectively, representing the reclassification

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2019 and 2018. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity” on page 37.
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
Second Quarter 2019
During the second quarter of 2019:

•	Our board of directors declared a quarterly dividend of $0.3675 per share on May 8, 2019, which was paid on July 1, 2019 to shareholders of record at the close of business as of June 14, 2019.

•	Our net sales for the quarter were $885.1 million, up 4% from net sales of $853.9 million in the second quarter of 2018.

•
Diluted earnings per share were $1.45. This represented a decrease from second quarter 2018 results of $2.73 per diluted share, which included the $176.7 million, or $1.60 per diluted share, after tax gain on sale of business.

•
Announced a revised agreement with Mineral Resources Limited (“MRL”) to acquire 60% ownership of MRL’s Wodgina hard rock lithium mine in Western Australia and form a 60-40 joint venture with MRL to operate the mine and battery grade lithium hydroxide production facilities. Albemarle will pay $820 million in cash and transfer a 40% interest in certain lithium hydroxide conversion assets being built in Kermerton, Western Australia.

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
Lithium: We expect strong year-over-year growth for the remainder of 2019 in Lithium, led by continued strong demand in battery-grade applications and increased conversion capacity.
On a longer term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance and favorable global public policy toward e-mobility/renewable energy usage. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
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
Catalysts: We believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In Performance Catalyst Solutions (“PCS”), we expect growth on a longer term basis in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending.
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
Corporate: In the first quarter of 2019, we increased our quarterly dividend rate to $0.3675 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2019 to be approximately 20%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the U.S. Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
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
Second Quarter 2019 Compared to Second Quarter 2018
Selected Financial Data (Unaudited)

	Three Months Ended June 30,		Percentage Change
	2019	2018	2019 vs. 2018
	(In thousands, except percentages and per share amounts)
NET SALES	$885,052	$853,874	4%
Cost of goods sold	559,138	542,518	3%
GROSS PROFIT	325,914	311,356	5%
GROSS PROFIT MARGIN	36.8%	36.5%
Selling, general and administrative expenses	126,715	123,637	2%
Research and development expenses	13,462	16,074	(16)%
Gain on sale of business	—	(218,705)	(100)%
OPERATING PROFIT	185,737	390,350	(52)%
OPERATING PROFIT MARGIN	21.0%	45.7%
Interest and financing expenses	(11,601)	(13,308)	(13)%
Other expenses, net	(7,065)	(5,223)	35%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	167,071	371,819	(55)%
Income tax expense	30,411	80,102	(62)%
Effective tax rate	18.2%	21.5%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	136,660	291,717	(53)%
Equity in net income of unconsolidated investments (net of tax)	38,310	18,969	102%
NET INCOME	174,970	310,686	(44)%
Net income attributable to noncontrolling interests	(20,772)	(8,225)	153%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$154,198	$302,461	(49)%
PERCENTAGE OF NET SALES	17.4%	35.4%
Basic earnings per share	$1.46	$2.76	(47)%
Diluted earnings per share	$1.45	$2.73	(47)%
Net Sales
For the three-month period ended June 30, 2019, we recorded net sales of $885.1 million, an increase of $31.2 million, or 4%, compared to net sales of $853.9 million for the three-month period ended June 30, 2018. The increase was driven by $26.0 million of favorable pricing impacts in each of our reportable segments and higher volume in Lithium and Bromine Specialties. Partially offsetting this was $19.5 million in lower Catalysts volume, driven by the impact on Fluid Catalytic Cracking, or FCC catalysts, of lighter global crude, and $16.2 million of unfavorable currency exchange resulting from the stronger U.S. Dollar against various currencies.
Gross Profit
For the three-month period ended June 30, 2019, our gross profit increased $14.6 million, or 5%, from the corresponding 2018 period. The increase was primarily due to favorable pricing impacts in each of our reportable segments and higher volume in Bromine Specialties and fine chemistry services. This was partially offset by the higher tolled product costs in our Lithium segment and higher raw material costs in our Catalysts segment. Overall, these factors contributed to a gross profit margin for the three-month period ended June 30, 2019 of 36.8%, up from 36.5% in the corresponding period in 2018.
Selling, General and Administrative Expenses
For the three-month period ended June 30, 2019, our selling, general and administrative (“SG&A”) expenses increased $3.1 million, or 2%, from the three-month period ended June 30, 2018. SG&A expenses for the three-month period ended June

30, 2018 included a $15.0 million contribution to the Albemarle Foundation to further support the communities in which we operate, while the three-month period ended June 30, 2019 included $4.8 million of severance payments as part of a business reorganization plan. Excluding the impact of these charges, SG&A expenses increased $13.3 million, primarily due to higher professional fees to support planned projects and higher compensation-related spend. As a percentage of net sales, SG&A expenses were 14.3% for the three-month period ended June 30, 2019, compared to 14.5% for the corresponding period in 2018.
Research and Development Expenses
For the three-month period ended June 30, 2019, our research and development (“R&D”) expenses decreased $2.6 million, or 16%, from the three-month period ended June 30, 2018 due to the lower second quarter spend in our Lithium and Catalysts segments. As a percentage of net sales, R&D expenses were 1.5% and 1.9% for the three-month periods ended June 30, 2019 and 2018, respectively.
Gain on Sale of Business
In the second quarter of 2018, we closed the sale of the polyolefin catalysts and components portion of the PCS business (“Polyolefin Catalysts Divestiture”) and recorded a gain before income taxes of $218.7 million.
Interest and Financing Expenses
Interest and financing expenses for the three-month period ended June 30, 2019 decreased $1.7 million to $11.6 million from the corresponding 2018 period. This decrease is primarily due to the impact of higher capitalized interest from a continued increase in capital expenditures in 2019, partially offset by higher commercial paper loan balances in 2019.
Other Expenses, Net
Other expenses, net, for the three-month period ended June 30, 2019 was $7.1 million compared to $5.2 million for the corresponding 2018 period. During the three-month period ended June 30, 2018, we recorded a $10.4 million legal expense relating to a previously disposed business. The remaining difference was primarily due to an increase in foreign exchange losses of $8.1 million and a decrease in interest income.
Income Tax Expense
The effective income tax rate for the second quarter of 2019 was 18.2% compared to 21.5% for the second quarter of 2018. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three months ended June 30, 2019 and 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. The decrease in the effective tax rate for the three month period ended June 30, 2019 compared to the same period last year was primarily driven by a change in the geographic mix of earnings.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $38.3 million for the three-month period ended June 30, 2019 compared to $19.0 million in the same period last year. This increase of $19.3 million was primarily due to higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd., as well as an increase in equity income in our Catalysts segment.
Net Income Attributable to Noncontrolling Interests
For the three-month period ended June 30, 2019, net income attributable to noncontrolling interests was $20.8 million compared to $8.2 million in the same period last year. This increase of $12.5 million was primarily due to an increase in consolidated income related to our Jordan Bromine Company (“JBC”) joint venture from higher sales volume in the quarter.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $154.2 million in the three-month period ended June 30, 2019, from $302.5 million in the three-month period ended June 30, 2018. The three-month period ended June 30, 2018 included an after tax gain of $176.7 million related to the Polyolefin Catalysts Divestiture. Excluding this gain, Net income attributable to Albemarle Corporation increased due to favorable pricing impacts in each of our reportable segments, increased volume in Lithium and Bromine Specialties and a lower effective tax rate in 2019. This was partially offset by higher input costs in Lithium, higher raw material costs in Catalysts and unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies. In addition, during the three-month period ended June 30, 2018, we recorded a $15.0 million charitable contribution to the Albemarle Foundation and a $10.4 million legal expense relating to a previously disposed business.

Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $8.2 million for the three-month period ended June 30, 2019 compared to ($127.2) million for the corresponding period in 2018. The majority of these amounts are the result of translating our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the 2019 period, other comprehensive income from foreign currency translation adjustments was $10.5 million, primarily as a result of favorable movements in the Euro of approximately $12 million and various other currencies totaling approximately $5 million, partially offset by an unfavorable variance in the Chinese Renminbi of approximately $6 million. Also included in total other comprehensive income for the 2019 period is a loss of $3.0 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations. In the 2018 period, other comprehensive loss from foreign currency translation adjustments was $150.9 million, mainly as a result of unfavorable movements in the Euro of approximately $110 million, the Chinese Renminbi of approximately $14 million, the Brazilian Real of approximately $12 million and a net unfavorable variance in various other currencies totaling approximately $15 million. Also included in total other comprehensive loss for the 2018 period is income of $23.0 million in connection with the revaluation of our Euro-based 1.875% Senior notes.

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

	Three Months Ended June 30,				Percentage Change
	2019	%	2018	%	2019 vs. 2018
	(In thousands, except percentages)
Net sales:
Lithium	$324,758	36.7%	$317,563	37.2%	2%
Bromine Specialties	255,433	28.9%	220,514	25.8%	16%
Catalysts	266,301	30.1%	284,966	33.4%	(7)%
All Other	38,560	4.3%	30,748	3.6%	25%
Corporate	—	—%	83	—%	(100)%
Total net sales	$885,052	100.0%	$853,874	100.0%	4%

Adjusted EBITDA:
Lithium	$141,779	54.1%	$141,617	54.8%	—%
Bromine Specialties	81,332	31.1%	69,367	26.8%	17%
Catalysts	66,875	25.5%	75,102	29.0%	(11)%
All Other	11,240	4.3%	(101)	—%	*
Corporate	(39,326)	(15.0)%	(27,423)	(10.6)%	43%
Total adjusted EBITDA	$261,900	100.0%	$258,562	100.0%	1%
* Percentage calculation is not meaningful.

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$117,303	$69,616	$54,124	$241,043	$9,118	$(95,963)	$154,198
Depreciation and amortization	24,365	11,716	12,751	48,832	2,122	1,994	52,948
Acquisition and integration related costs(a)	—	—	—	—	—	4,990	4,990
Interest and financing expenses	—	—	—	—	—	11,601	11,601
Income tax expense	—	—	—	—	—	30,411	30,411
Non-operating pension and OPEB items	—	—	—	—	—	(676)	(676)
Other(b)	111	—	—	111	—	8,317	8,428
Adjusted EBITDA	$141,779	$81,332	$66,875	$289,986	$11,240	$(39,326)	$261,900
Three months ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$117,292	$59,673	$280,887	$457,852	$(2,079)	$(153,312)	$302,461
Depreciation and amortization	24,325	9,694	12,920	46,939	1,978	1,557	50,474
Gain on sales of business(c)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(a)	—	—	—	—	—	6,510	6,510
Interest and financing expenses	—	—	—	—	—	13,308	13,308
Income tax expense	—	—	—	—	—	80,102	80,102
Non-operating pension and OPEB items	—	—	—	—	—	(2,204)	(2,204)
Legal accrual(d)	—	—	—	—	—	10,416	10,416
Albemarle Foundation contribution(e)	—	—	—	—	—	15,000	15,000
Other(f)	—	—	—	—	—	1,200	1,200
Adjusted EBITDA	$141,617	$69,367	$75,102	$286,086	$(101)	$(27,423)	$258,562

(a)
Included acquisition and integration related costs relating to various significant projects. For the three-month period ended June 30, 2019, $5.0 million was recorded in SG&A expenses. For the three-month period ended June 30, 2018, $1.0 million was recorded in Cost of goods sold and $5.5 million was recorded in SG&A expenses.

(b)	Included amounts for the three months ended June 30, 2019 recorded in:

▪	Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments to be made in 2019 as part of a business reorganization plan of $4.8 million, with the unpaid balance recorded in Accrued expenses as of June 30, 2019 and $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.

▪	Other expenses, net - $2.5 million of a net loss primarily resulting from the revision of indemnifications related to previously disposed businesses.

(c)	See “Gain on Sale of business” on page 29 for a description of this gain.

(d)	Included in Other expenses, net is a $10.4 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(e)
Included in SG&A expenses is a charitable contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the ordinary annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(f)	Included Other expenses, net is $1.2 million related to the revision of previously recorded expenses of disposed businesses.
Lithium
Lithium segment net sales for the three-month period ended June 30, 2019 were $324.8 million, up $7.2 million, or 2%, compared to the corresponding period of 2018. The increase was primarily driven by $8.3 million of favorable pricing impacts, mainly on lithium hydroxide and $6.0 million of higher sales volume, primarily in battery grade salts. This was partially offset by $7.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. Adjusted EBITDA for Lithium increased $0.2 million, to $141.8 million for the three-month period ended June 30, 2019, compared to the corresponding period of 2018, primarily driven by favorable pricing impacts and higher sales volumes. This was partially offset by increased cost of goods sold, mainly related to higher tolling product costs, and investments to support future operational savings.
Bromine Specialties
Bromine Specialties segment net sales for the three-month period ended June 30, 2019 were $255.4 million, up $34.9 million, or 16%, compared to the corresponding period of 2018. The increase was primarily driven by $24.7 million in higher sales volume in flame-retardants and other bromine derivatives due to continued strong demand, and $13.7 million in favorable pricing due to high demand, partially offset by $3.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar. Adjusted EBITDA for Bromine Specialties was up 17%, or $12.0 million, to $81.3 million for the three-month period ended June 30, 2019, compared to the corresponding period of 2018. This increase was primarily due to the higher sales volume and favorable pricing and $2.1 million of unfavorable currency translation.
Catalysts
Catalysts segment net sales for the three-month period ended June 30, 2019 were $266.3 million, a decrease of $18.7 million, or 7%, compared to the corresponding period of 2018. This decrease was primarily due to $19.5 million of lower volume driven by the impact on FCC catalysts of lighter global crude, and $5.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. This decrease was partially offset by favorable pricing impacts of $6.3 million driven by refining catalyst products. Catalysts adjusted EBITDA decreased 11%, or $8.2 million, to $66.9 million for the three-month period ended June 30, 2019 in comparison to the corresponding period of 2018. This decrease was primarily due to lower sales volume, higher raw material costs and $2.3 million of unfavorable currency translation, partially offset by favorable pricing impacts.
All Other
All Other net sales for the three-month period ended June 30, 2019 were $38.6 million, an increase of $7.8 million, or 25%, compared to the three-month period ended June 30, 2018. This increase was primarily due to higher sales volume and favorable pricing impacts in our fine chemistry services business. All Other adjusted EBITDA increased $11.3 million for the three-month period ended June 30, 2019 in comparison to the corresponding period of 2018. This increase was primarily due to increased sales volume and favorable pricing impacts, partially offset by higher material costs in our fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a charge of $39.3 million for the three-month period ended June 30, 2019, compared to a charge of $27.4 million for the corresponding period of 2018. The change was primarily due to higher SG&A spending related to professional fees to support planned projects and $8.1 million of unfavorable currency exchange impacts.

Six Months 2019 Compared to Six Months 2018
Selected Financial Data (Unaudited)

	Six Months Ended June 30,		Percentage Change
	2019	2018	2019 vs 2018
	(In thousands, except percentages and per share amounts)
NET SALES	$1,717,116	$1,675,503	2%
Cost of goods sold	1,107,716	1,059,168	5%
GROSS PROFIT	609,400	616,335	(1)%
GROSS PROFIT MARGIN	35.5%	36.8%
Selling, general and administrative expenses	240,070	225,007	7%
Research and development expenses	28,439	37,060	(23)%
Gain on sale of business	—	(218,705)	(100)%
OPERATING PROFIT	340,891	572,973	(41)%
OPERATING PROFIT MARGIN	19.9%	34.2%
Interest and financing expenses	(24,187)	(26,846)	(10)%
Other income (expenses), net	4,226	(35,699)	(112)%
INCOME BEFORE INCOME TAXES AND EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	320,930	510,428	(37)%
Income tax expense	67,925	100,463	(32)%
Effective tax rate	21.2%	19.7%
INCOME BEFORE EQUITY IN NET INCOME OF UNCONSOLIDATED INVESTMENTS	253,005	409,965	(38)%
Equity in net income of unconsolidated investments (net of tax)	73,491	39,646	85%
NET INCOME	326,496	449,611	(27)%
Net income attributable to noncontrolling interests	(38,729)	(15,390)	152%
NET INCOME ATTRIBUTABLE TO ALBEMARLE CORPORATION	$287,767	$434,221	(34)%
PERCENTAGE OF NET SALES	16.8%	25.9%
Basic earnings per share	$2.72	$3.94	(31)%
Diluted earnings per share	$2.71	$3.90	(31)%
Net Sales
For the six-month period ended June 30, 2019, we recorded net sales of $1.72 billion, an increase of $41.6 million, or 2%, compared to net sales of $1.68 billion for the six-month period ended June 30, 2018. Excluding the impact of $27.1 million related to the Polyolefin Catalysts Divestiture and $29.5 million of unfavorable currency exchange resulting from a stronger U.S. Dollar, net sales increased $98.2 million driven by $49.5 million of favorable pricing impacts in each of our reportable segments and $48.7 million of higher volume primarily in Bromine Specialties.
Gross Profit
For the six-month period ended June 30, 2019, our gross profit decreased $6.9 million, or 1%, from the corresponding 2018 period. Excluding the impact of $10.7 million in gross profit related to the Polyolefin Catalysts Divestiture, gross profit increased by $3.8 million, primarily due to favorable pricing impacts in each of our reportable segments and higher volume in Bromine Specialties. This was partially offset by higher input costs in our Lithium segment, higher raw material costs primarily in our Bromine Specialties and Catalysts segments and unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies. Overall, these factors contributed to a gross profit margin for the six-month period ended June 30, 2019 of 35.5%, down from 36.8% for the corresponding period in 2018.
Selling, General and Administrative Expenses
For the six-month period ended June 30, 2019, our SG&A expenses increased $15.1 million, or 7%, from the six-month period ended June 30, 2018. The six-month period ended June 30, 2018 included a $15.0 million contribution to the Albemarle Foundation to further support the communities in which we operate, while the six-month period ended June 30, 2019 included

$5.3 million of severance payments as part of a business reorganization plan and $3.5 million of increased acquisition and integration related costs. Excluding the impact of these charges, SG&A expenses increased $21.3 million, primarily due to higher professional fees to support planned projects and higher compensation-related spend. As a percentage of net sales, SG&A expenses were 14.0% for the six-month period ended June 30, 2019, compared to 13.4% for the corresponding period in 2018.
Research and Development Expenses
For the six-month period ended June 30, 2019, our R&D expenses decreased $8.6 million, or 23%, from the six-month period ended June 30, 2018 due to the lower spend in our Lithium and Catalyst segments. As a percentage of net sales, R&D expenses were 1.7% and 2.2% for the six-month periods ended June 30, 2019 and 2018, respectively.
Gain on Sale of Business
The six-month period ended June 30, 2018 includes a gain before income taxes of $218.7 million related to the Polyolefin Catalysts Divestiture, which closed in the second quarter of 2018.
Interest and Financing Expenses
Interest and financing expenses for the six-month period ended June 30, 2019 decreased $2.7 million to $24.2 million from the corresponding 2018 period. This decrease is primarily due to the impact of higher capitalized interest from a continued increase in capital expenditures in 2019, partially offset by higher commercial paper loan balances in 2019.
Other Income (Expenses), net
Other income (expenses), net, for the six-month period ended June 30, 2019 was $4.2 million compared to ($35.7) million for the corresponding 2018 period. During the six-month period ended June 30, 2019, we recorded a gain of $11.1 million related to the sale of land in Pasadena, Texas. During the six-month period ended June 30, 2018, we recorded $28.0 million of legal expenses, related to products that Albemarle no longer manufactures and a previously disposed business and $15.6 million of environmental charges related to a site formerly owned by Albemarle. The remaining difference was primarily due to an increase in foreign exchange losses of $10.6 million and a decrease in interest income.
Income Tax Expense
The effective income tax rate for the first six months of 2019 was 21.2% compared to 19.7% for the first six months of 2018. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the six-months ended June 30, 2019 and 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. The increase in the effective tax rate for the six-month period ended June 30, 2019 compared to the same period last year was primarily driven by a change in the geographic mix of earnings and discrete net tax expenses primarily related to uncertain tax positions for the six-month period ended June 30, 2019, compared to discrete tax benefits for TCJA adjustments and excess tax benefits from stock-based compensation arrangements for the six-month period ended June 30, 2018.
Equity in Net Income of Unconsolidated Investments
Equity in net income of unconsolidated investments was $73.5 million for the six-month period ended June 30, 2019 compared to $39.6 million in the same period last year. This increase of $33.8 million was primarily due to higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd., as well as an increase in equity income in our Catalysts segment.
Net Income Attributable to Noncontrolling Interests
For the six-month period ended June 30, 2019, net income attributable to noncontrolling interests was $38.7 million compared to $15.4 million in the same period last year. This increase of $23.3 million was primarily due to an increase in consolidated income related to our JBC joint venture from higher sales volume in the current year.
Net Income Attributable to Albemarle Corporation
Net income attributable to Albemarle Corporation decreased to $287.8 million in the six-month period ended June 30, 2019, from $434.2 million in the six-month period ended June 30, 2018. The six-month period ended June 30, 2018 included an after tax gain of $176.7 million related to the Polyolefin Catalysts Divestiture. Excluding this gain, Net income attributable to Albemarle Corporation increased due to favorable pricing impacts in each of our reportable segments and increased volume in Bromine Specialties, partially offset by higher input costs in Lithium, increased SG&A spend to support planned projects, unfavorable currency exchange impact and a higher effective income tax rate in 2019. In addition, during the six-month period ended June 30, 2018, we recorded $28.0 million of legal expenses related to products that Albemarle no longer manufactures and a previously disposed business, $15.6 million of environmental charges related to a site formerly owned by Albemarle and a $15.0 million charitable contribution to the Albemarle Foundation.

Other Comprehensive Income (Loss), Net of Tax
Total other comprehensive income (loss), after income taxes, was $1.3 million for the six-month period ended June 30, 2019 compared to ($76.1) million for the corresponding period in 2018. The majority of these amounts are the result of translation our foreign subsidiary financial statements from their local currencies to U.S. Dollars. In the six-month period ended June 30, 2019, other comprehensive loss from foreign currency translation adjustments was $0.3 million, primarily as a result of unfavorable movements in the Euro of approximately $2 million and various other currencies totaling less than $1 million, partially offset by a favorable variance in the Japanese Yen of approximately $2 million, partially offset by a net favorable variance in various other currencies totaling approximately $1 million. Also included in total other comprehensive income for the 2019 period is income of $0.3 million in connection with the revaluation of our Euro-based 1.875% Senior notes, which have been designated as a hedge of our net investment in foreign operations. In the corresponding 2018 period, other comprehensive loss from foreign currency translation adjustments was $86.0 million, primarily as a result of unfavorable movements in the Euro of approximately $63 million, the Brazilian Real of approximately $12 million, the Chinese Renminbi of approximately $4 million and a net unfavorable variance in various other currencies totaling approximately $7 million. Also included in total other comprehensive loss for the 2018 period is income of $8.6 million in connection with the revaluation of our Euro-based 1.875% Senior notes.
Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our core businesses.

	Six Months Ended June 30,				Percentage Change
	2019	%	2018	%	2019 vs. 2018
	(In thousands, except percentages)
Net sales:
Lithium	$616,644	35.9%	$615,595	36.7%	—%
Bromine Specialties	504,485	29.4%	446,153	26.6%	13%
Catalysts	517,949	30.2%	545,683	32.6%	(5)%
All Other	78,038	4.5%	67,913	4.1%	15%
Corporate	—	—%	159	—%	(100)%
Total net sales	$1,717,116	100.0%	$1,675,503	100.0%	2%

Adjusted EBITDA:
Lithium	$257,395	52.8%	$272,631	53.7%	(6)%
Bromine Specialties	159,929	32.8%	139,336	27.5%	15%
Catalysts	126,946	26.0%	142,932	28.2%	(11)%
All Other	18,483	3.8%	3,761	0.7%	391%
Corporate	(74,986)	(15.4)%	(51,380)	(10.1)%	46%
Total adjusted EBITDA	$487,767	100.0%	$507,280	100.0%	(4)%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six Months Ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$210,472	$137,096	$101,983	$449,551	$14,324	$(176,108)	$287,767
Depreciation and amortization	46,457	22,833	24,963	94,253	4,159	3,819	102,231
Acquisition and integration related costs(a)	—	—	—	—	—	10,274	10,274
Gain on sale of property(b)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	24,187	24,187
Income tax expense	—	—	—	—	—	67,925	67,925
Non-operating pension and OPEB items	—	—	—	—	—	(1,259)	(1,259)
Other(c)	466	—	—	466	—	7,255	7,721
Adjusted EBITDA	$257,395	$159,929	$126,946	$544,270	$18,483	$(74,986)	$487,767
Six Months Ended June 30, 2018
Net income (loss) attributable to Albemarle Corporation	$225,626	$119,209	$336,547	$681,382	$(319)	$(246,842)	$434,221
Depreciation and amortization	48,390	20,127	25,090	93,607	4,080	3,117	100,804
Gain on sale of business(d)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(a)	—	—	—	—	—	8,712	8,712
Interest and financing expenses	—	—	—	—	—	26,846	26,846
Income tax expense	—	—	—	—	—	100,463	100,463
Non-operating pension and OPEB items	—	—	—	—	—	(4,401)	(4,401)
Legal accrual(e)	—	—	—	—	—	28,044	28,044
Environmental accrual(f)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(g)	—	—	—	—	—	15,000	15,000
Other(h)	(1,385)	—	—	(1,385)	—	2,084	699
Adjusted EBITDA	$272,631	$139,336	$142,932	$554,899	$3,761	$(51,380)	$507,280

(a)
Included acquisition and integration related costs relating to various significant projects. For the six-month period ended June 30, 2019, $10.3 million was recorded in SG&A expenses. For the six-month period ended June 30, 2018, $1.9 million was recorded in Cost of goods sold and $6.8 million was recorded in SG&A expenses.

(b)	Gain recorded in Other income (expenses), net related to the sale of land in Pasadena, Texas not used as part of our operations.

(c)	Included amounts for the six months ended June 30, 2019 recorded in:

▪	Cost of goods sold - $0.5 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments to be made in 2019 as part of a business reorganization plan of $5.3 million, with the unpaid balance recorded in Accrued expenses as of June 30, 2019 and $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.

▪	Other income (expenses), net - $0.9 million of a net loss primarily resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

(d)	See “Gain on Sale of Business” on page 34 for a description of this gain.

(e)
Included in Other income (expenses), net is a $17.6 million expense resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and a $10.4 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(f)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other income (expenses), net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(g)
Included in SG&A expenses is a charitable contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the ordinary annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.

(h)	Included amounts for the six months ended June 30, 2018 recorded in:

▪	Cost of goods sold - $1.1 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪	Selling, general and administrative expenses - $1.4 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.

▪	Other income (expenses), net - $1.0 million related to the revision of previously recorded expenses of disposed businesses.

Lithium
Lithium segment net sales for the six-month period ended June 30, 2019 were $616.6 million, up $1.0 million compared to the corresponding period of 2018. The increase was primarily driven by $13.9 million of favorable pricing impacts, partially offset by $13.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. The sales volume was flat compared to the corresponding period of 2018, as it was negatively impacted by a disruption due to a rain event in Chile at the beginning of the year. Adjusted EBITDA for Lithium was down 6%, or $15.2 million, to $257.4 million for the six-month period ended June 30, 2019, compared to the corresponding period of 2018, primarily driven by increased cost of goods sold, mainly related to higher input costs, and lower sales volume. This was partially offset by the favorable pricing impacts and $2.2 million of favorable currency translation.
Bromine Specialties
Bromine Specialties segment net sales for the six-month period ended June 30, 2019 were $504.5 million, up $58.3 million, or 13%, compared to the corresponding period of 2018. The increase was primarily driven by $39.1 million in higher sales volume in flame-retardants and other bromine derivatives due to continued strong demand, and $25.8 million in favorable pricing impacts due to high demand, partially offset by $6.5 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies. Adjusted EBITDA for Bromine Specialties was up 15%, or $20.6 million, to $159.9 million for the six-month period ended June 30, 2019, compared to the corresponding period of 2018. This increase was primarily due to the higher sales volume and favorable pricing impacts, which was partially offset by higher production and raw material costs and $4.8 million of unfavorable currency translation.
Catalysts
Catalysts segment net sales for the six-month period ended June 30, 2019 were $517.9 million, a decrease of $27.7 million, or 5%, compared to the corresponding period of 2018. This decrease was primarily due to the $27.1 million impact of the Polyolefin Catalysts Divestiture and $10.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies, partially offset by favorable pricing impacts of $8.1 million. Catalysts adjusted EBITDA decreased 11%, or $16.0 million, to $126.9 million for the six-month period ended June 30, 2019 in comparison to the corresponding period of 2018. This decrease was primarily due to the $10.9 million impact of the Polyolefin Catalysts Divestiture, higher raw material costs and $4.8 million of unfavorable currency translation, partially offset by favorable pricing impacts.
All Other
All Other net sales for the six-month period ended June 30, 2019 were $78.0 million, an increase of $10.1 million, or 15%, compared to the six-month period ended June 30, 2018. This increase was primarily due to higher sales volume and favorable pricing impacts in our fine chemistry services business. All Other adjusted EBITDA increased $14.7 million for the six-month period ended June 30, 2019 in comparison to the corresponding period of 2018. This increase was primarily due to increased sales volume and favorable pricing impacts in our fine chemistry services business.
Corporate
Corporate adjusted EBITDA was a charge of $75.0 million for the six-month period ended June 30, 2019, compared to a charge of $51.4 million for the corresponding period of 2018. The change was primarily due to higher SG&A spending related to professional fees to support planned projects and $10.6 million of unfavorable currency exchange impacts.
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

Cash Flow
During the first six months of 2019, cash on hand, cash provided by operations and commercial paper note borrowings funded $415.6 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $74.3 million. Our operations provided $199.3 million of cash flows during the first six months of 2019, as compared to $223.9 million for the first six months of 2018, with the decrease primarily arising from a higher working capital outflow and lower cash earnings in Catalysts. This was partially offset by higher dividends received from unconsolidated investments, as well as increased cash earnings in Bromine Specialties. Our outflow from working capital changes in 2019 of $223.2 million was primarily due to the build-up of inventory in the Lithium and Catalysts segments to meet higher projected sales during the remainder of 2019, the timing on collection of certain receivables and higher cash taxes paid. Overall, our cash and cash equivalents decreased by $157.1 million to $398.2 million at June 30, 2019 from $555.3 million at December 31, 2018.
Capital expenditures for the six-month period ended June 30, 2019 of $415.6 million were associated with plant, machinery and equipment. We expect our capital expenditures to approximate between $900 million to $1 billion in 2019 for Lithium growth and capacity increases, as well as productivity and continuity of operations projects in all segments. Of the total capital expenditures, our projects related to the continuity of operations are expected to remain in the range of 4-6% of net sales, similar to prior years.
Net current assets were $636.7 million and $815.2 million at June 30, 2019 and December 31, 2018, respectively. The decrease is primarily due to the increase in commercial paper notes outstanding and the reduction in cash and cash equivalents used primarily to fund the increase in capital expenditures during 2019. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates, are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 26, 2019, we increased our quarterly dividend rate to $0.3675 per share, a 10% increase from the quarterly rate of $0.335 per share paid in 2018.
At June 30, 2019 and December 31, 2018, our cash and cash equivalents included $385.2 million and $525.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2019 and 2018, we repatriated $7.4 million and $611.3 million, respectively, of cash as part of these foreign earnings cash repatriation activities.
In August 2019, we entered into an amended agreement to acquire a 60% interest in MRL's Wodgina hard rock lithium mine project (“Wodgina Project”) and 60% interest in Wodgina Lithium Operations Pty. Ltd., which will manage the Wodgina Project and Kemerton assets, for a total purchase price of $1.3 billion. The purchase price will be comprised of $820 million in cash, subject to certain adjustments, and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kermerton, Western Australia, valued at $480 million. This transaction is subject to customary closing conditions, and is expected to close in the second half of 2019.
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
Our revolving, unsecured credit agreement dated as of June 21, 2018 (the “2018 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on June 21, 2023. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of June 30, 2019. There were no borrowings outstanding under the 2018 Credit Agreement as of June 30, 2019.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At June 30, 2019, we had $490.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.67% and a weighted-average maturity of 32 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at June 30, 2019 and December 31, 2018.
The non-current portion of our long-term debt amounted to $1.40 billion at June 30, 2019 and December 31, 2018. In addition, at June 30, 2019, we had availability to borrow $510.0 million under our commercial paper program and the 2018 Credit Agreement, and $583.0 million under other existing lines of credit, subject to various financial covenants under our 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2019, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $79.5 million at June 30, 2019. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
Total expected 2019 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $6.5 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2019.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $26.4 million at June 30, 2019 and $22.9 million at December 31, 2018. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.3 million at June 30, 2019 and $13.0 million at December 31, 2018. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2019 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. For example, we expect that the cash portion of the purchase price for the announced 60% ownership of MRL’s Wodgina hard rock mine and processing facility in Western Australia of $820 million will primarily be funded with new debt borrowings.
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
We had cash and cash equivalents totaling $398.2 million at June 30, 2019, of which $385.2 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
We had variable interest rate borrowings of $497.5 million outstanding at June 30, 2019, bearing a weighted average interest rate of 2.63% and representing approximately 26% of our total outstanding debt. A hypothetical 10% change (approximately 26 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.3 million as of June 30, 2019. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $895.2 million and with a fair value representing a net liability position of $0.1 million at June 30, 2019. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2019, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $32.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $29.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2019, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
The Company has begun the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which will result in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2019. There have been no other changes during the second quarter ended June 30, 2019 to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.
(a) Exhibits

3.1	Amended and Restated Bylaws, effective July 23, 2019, of Albemarle Corporation

10.1	Form of Letter Agreement, dated June 13, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited and the Company

10.2	Form of Amendment Deed to Asset Sale and Share Subscription Agreement, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited and the Company

10.3	Form of MRL Kemerton Asset Sale Agreement among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited, Albemarle Lithium Pty Ltd and the Company

10.4	Form of break fee letter, dated August 1, 2019, between the Company and Mineral Resources Limited

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2019, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 7, 2019	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)