Form 10-Q
period 2019-09-30
ALBEMARLE CORP
filed 2019-11-06
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2019
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
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2019: 106,033,033

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$879,747	$777,748	$2,596,863	$2,453,251
Cost of goods sold	569,880	497,211	1,677,596	1,556,379
Gross profit	309,867	280,537	919,267	896,872
Selling, general and administrative expenses	108,135	100,167	348,205	325,174
Research and development expenses	15,585	16,610	44,024	53,670
Gain on sale of business	—	—	—	(218,705)
Operating profit	186,147	163,760	527,038	736,733
Interest and financing expenses	(11,108)	(12,988)	(35,295)	(39,834)
Other (expenses) income, net	(11,316)	3,793	(7,090)	(31,906)
Income before income taxes and equity in net income of unconsolidated investments	163,723	154,565	484,653	664,993
Income tax expense	25,341	33,167	93,266	133,630
Income before equity in net income of unconsolidated investments	138,382	121,398	391,387	531,363
Equity in net income of unconsolidated investments (net of tax)	33,236	22,081	106,727	61,727
Net income	171,618	143,479	498,114	593,090
Net income attributable to noncontrolling interests	(16,548)	(13,734)	(55,277)	(29,124)
Net income attributable to Albemarle Corporation	$155,070	$129,745	$442,837	$563,966
Basic earnings per share	$1.46	$1.21	$4.18	$5.16
Diluted earnings per share	$1.46	$1.20	$4.16	$5.11
Weighted-average common shares outstanding – basic	105,999	107,315	105,920	109,223
Weighted-average common shares outstanding – diluted	106,299	108,302	106,324	110,276
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$171,618	$143,479	$498,114	$593,090
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(100,069)	(9,549)	(100,380)	(95,515)
Pension and postretirement benefits	(5)	11	8	37
Net investment hedge	12,745	(3,621)	13,012	4,947
Interest rate swap	641	642	1,923	1,926
Total other comprehensive loss, net of tax	(86,688)	(12,517)	(85,437)	(88,605)
Comprehensive income	84,930	130,962	412,677	504,485
Comprehensive income attributable to noncontrolling interests	(16,426)	(13,729)	(55,135)	(29,042)
Comprehensive income attributable to Albemarle Corporation	$68,504	$117,233	$357,542	$475,443
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$317,823	$555,320
Trade accounts receivable, less allowance for doubtful accounts (2019 – $4,391; 2018 – $4,460)	637,037	605,712
Other accounts receivable	86,556	52,059
Inventories	802,434	700,540
Other current assets	125,902	84,790
Total current assets	1,969,752	1,998,421
Property, plant and equipment, at cost	5,406,123	4,799,063
Less accumulated depreciation and amortization	1,882,086	1,777,979
Net property, plant and equipment	3,524,037	3,021,084
Investments	551,657	528,722
Other assets	200,858	80,135
Goodwill	1,534,241	1,567,169
Other intangibles, net of amortization	361,058	386,143
Total assets	$8,141,603	$7,581,674
Liabilities And Equity
Current liabilities:
Accounts payable	$527,052	$522,516
Accrued expenses	273,709	257,323
Current portion of long-term debt	539,960	307,294
Dividends payable	38,678	35,169
Current operating lease liability	24,606	—
Income taxes payable	17,238	60,871
Total current liabilities	1,421,243	1,183,173
Long-term debt	1,381,984	1,397,916
Postretirement benefits	45,752	46,157
Pension benefits	272,345	285,396
Other noncurrent liabilities	618,822	526,942
Deferred income taxes	393,120	382,982
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 106,031 in 2019 and 105,616 in 2018	1,060	1,056
Additional paid-in capital	1,379,419	1,368,897
Accumulated other comprehensive loss	(435,977)	(350,682)
Retained earnings	2,892,057	2,566,050
Total Albemarle Corporation shareholders’ equity	3,836,559	3,585,321
Noncontrolling interests	171,778	173,787
Total equity	4,008,337	3,759,108
Total liabilities and equity	$8,141,603	$7,581,674
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at June 30, 2019	105,971,464	$1,059	$1,373,213	$(349,411)	$2,775,940	$3,800,801	$173,602	$3,974,403
Net income					155,070	155,070	16,548	171,618
Other comprehensive loss				(86,566)		(86,566)	(122)	(86,688)
Cash dividends declared, $0.3675 per common share					(38,953)	(38,953)	(18,250)	(57,203)
Stock-based compensation			4,802			4,802		4,802
Exercise of stock options	36,000	1	1,608			1,609		1,609
Issuance of common stock, net	26,489	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(2,865)	—	(204)			(204)		(204)
Balance at September 30, 2019	106,031,088	$1,060	$1,379,419	$(435,977)	$2,892,057	$3,836,559	$171,778	$4,008,337

Balance at June 30, 2018	108,441,363	$1,084	$1,609,526	$(301,679)	$2,384,645	$3,693,576	$143,704	$3,837,280
Net income					129,745	129,745	13,734	143,479
Other comprehensive loss				(12,512)		(12,512)	(5)	(12,517)
Cash dividends declared, $0.335 per common share					(35,679)	(35,679)		(35,679)
Stock-based compensation			3,287			3,287		3,287
Exercise of stock options	42,683	1	1,013			1,014		1,014
Shares repurchased	(2,311,485)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	20,079	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(6,137)	—	(587)			(587)		(587)
Balance at September 30, 2018	106,186,503	$1,062	$1,363,262	$(314,191)	$2,478,711	$3,528,844	$157,433	$3,686,277

Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					442,837	442,837	55,277	498,114
Other comprehensive loss				(85,295)		(85,295)	(142)	(85,437)
Cash dividends declared, $1.1025 per common share					(116,830)	(116,830)	(57,212)	(174,042)
Stock-based compensation			16,999			16,999		16,999
Exercise of stock options	161,909	2	4,812			4,814		4,814
Issuance of common stock, net	383,313	3	(3)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(130,162)	(1)	(10,773)			(10,774)		(10,774)
Balance at September 30, 2019	106,031,088	$1,060	$1,379,419	$(435,977)	$2,892,057	$3,836,559	$171,778	$4,008,337

Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					563,966	563,966	29,124	593,090
Other comprehensive loss				(88,523)		(88,523)	(82)	(88,605)
Cash dividends declared, $1.005 per common share					(109,219)	(109,219)	(14,756)	(123,975)
Cumulative adjustment from adoption of income tax standard update (Note 1)					(11,199)	(11,199)		(11,199)
Stock-based compensation			14,015			14,015		14,015
Exercise of stock options	71,649	1	2,301			2,302		2,302
Shares repurchased	(4,665,618)	(47)	(499,953)			(500,000)		(500,000)
Issuance of common stock, net	378,006	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(144,208)	(1)	(17,046)			(17,047)		(17,047)
Balance at September 30, 2018	106,186,503	$1,062	$1,363,262	$(314,191)	$2,478,711	$3,528,844	$157,433	$3,686,277
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash and cash equivalents at beginning of year	$555,320	$1,137,303
Cash flows from operating activities:
Net income	498,114	593,090
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	156,718	150,511
Gain on sale of business	—	(218,705)
Gain on sale of property	(11,079)	—
Stock-based compensation and other	15,169	11,785
Equity in net income of unconsolidated investments (net of tax)	(106,727)	(61,727)
Dividends received from unconsolidated investments and nonmarketable securities	62,982	32,794
Pension and postretirement expense (benefit)	1,641	(2,708)
Pension and postretirement contributions	(10,728)	(11,068)
Unrealized gain on investments in marketable securities	(1,701)	(1,615)
Deferred income taxes	7,726	43,400
Working capital changes	(289,587)	(131,813)
Other, net	23,110	(27,003)
Net cash provided by operating activities	345,638	376,941
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(11,403)
Capital expenditures	(608,456)	(471,675)
Cash proceeds from divestitures, net	—	413,479
Proceeds from sale of property and equipment	10,356	—
Sales of (investments in) marketable securities, net	1,177	(761)
Investments in equity and other corporate investments	(2,569)	(5,346)
Net cash used in investing activities	(599,492)	(75,706)
Cash flows from financing activities:
Other borrowings (repayments), net	232,183	(134,505)
Dividends paid to shareholders	(113,321)	(108,922)
Dividends paid to noncontrolling interests	(57,212)	(14,756)
Repurchases of common stock	—	(500,000)
Proceeds from exercise of stock options	4,814	2,302
Withholding taxes paid on stock-based compensation award distributions	(10,774)	(17,047)
Other	(445)	—
Net cash provided by (used in) financing activities	55,245	(772,928)
Net effect of foreign exchange on cash and cash equivalents	(38,888)	(24,384)
Decrease in cash and cash equivalents	(237,497)	(496,077)
Cash and cash equivalents at end of period	$317,823	$641,226
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month and nine-month periods ended September 30, 2019 and 2018 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2019 and 2018. Cost of goods sold for the three-month period ended September 30, 2019 includes expense of $7.0 million due to the correction of an out-of-period error regarding carbonate inventory values related to the three-month period ended June 30, 2019. The Company does not believe this adjustment is material to the consolidated financial statements for the three- or nine-month periods ended September 30, 2019, or the three- or six-month periods ended June 30, 2019. All other adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019. The December 31, 2018 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year. The nine-month period ended September 30, 2018 includes an $11.2 million cumulative adjustment to decrease Retained earnings due to the adoption of accounting guidance that eliminated the deferral of tax effects of intra-entity asset transfers other than inventory.
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
The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2019 (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$7,939	$25,741
Finance lease cost:
Amortization of right of use assets	157	471
Interest on lease liabilities	31	96
Total finance lease cost	188	567

Short-term lease cost	2,587	6,422
Variable lease cost	1,541	4,059
Total lease cost	$12,255	$36,789
Supplemental cash flow information related to our lease contracts for the nine months ended September 30, 2019 is as follows (in thousands):

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$22,486
Operating cash flows from finance leases	96
Financing cash flows from finance leases	509
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	21,578

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2019 is as follows (in thousands, except as noted):

September 30, 2019
Operating leases:
Other assets	$138,222

Current operating lease liability	24,606
Other noncurrent liabilities	116,590
Total operating lease liabilities	141,196
Finance leases:
Net property, plant and equipment	3,793

Current portion of long-term debt	660
Long-term debt	3,174
Total finance lease liabilities	3,834
Weighted average remaining lease term (in years):
Operating leases	11.4
Finance leases	6.0
Weighted average discount rate (%):
Operating leases	3.85%
Finance leases	2.88%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2019	$7,318	$197
2020	25,982	745
2021	14,843	657
2022	12,870	657
2023	12,349	657
Thereafter	105,536	1,313
Total lease payments	178,898	4,226
Less imputed interest	37,702	392
Total	$141,196	$3,834

As of December 31, 2018, future non-cancelable minimum lease payments were $25.6 million in 2019; $17.9 million in 2020; $12.5 million in 2021; $10.8 million in 2022; $10.1 million in 2023; and $87.1 million thereafter.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2019 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2018	$1,354,779	$20,319	$185,485	$6,586	$1,567,169
Foreign currency translation adjustments	(25,992)	—	(6,936)	—	(32,928)
Balance at September 30, 2019	$1,328,787	$20,319	$178,549	$6,586	$1,534,241

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2019 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2018	$428,372	$18,453	$55,801	$43,708	$546,334
Foreign currency translation adjustments and other	(8,094)	(304)	(1,217)	1,807	(7,808)
Balance at September 30, 2019	$420,278	$18,149	$54,584	$45,515	$538,526
Accumulated Amortization
Balance at December 31, 2018	$(95,797)	$(8,176)	$(35,248)	$(20,970)	$(160,191)
Amortization	(17,453)	—	(1,091)	(1,965)	(20,509)
Foreign currency translation adjustments and other	1,994	104	686	448	3,232
Balance at September 30, 2019	$(111,256)	$(8,072)	$(35,653)	$(22,487)	$(177,468)
Net Book Value at December 31, 2018	$332,575	$10,277	$20,553	$22,738	$386,143
Net Book Value at September 30, 2019	$309,022	$10,077	$18,931	$23,028	$361,058

(a)	Net Book Value includes only indefinite-lived intangible assets.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2019 was 15.5% and 19.2%, respectively, compared to 21.5% and 20.1% for the three-month and nine-month periods ended September 30, 2018, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2019 and 2018 was impacted by a variety of factors, primarily stemming from the location in which income was earned. For the three-month and nine-month periods ended September 30, 2019, this was mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. Income tax expense for the three-month period ended September 30, 2018 included discrete tax expenses of $1.9 million from stock-based compensation arrangements and $1.7 million related to the accounting for the U.S. Tax Cuts and Jobs Act (“TCJA”), partially offset by discrete tax benefits of $2.0 million from foreign accrual to return adjustments and $1.2 million from the release of foreign valuation allowances. Income tax expense for the nine-month period ended September 30, 2018 included discrete tax expenses of $42.0 million for the disposition of the polyolefin catalysts and components portion of our Performance Catalyst Solutions (“PCS”) business (“Polyolefin Catalysts Divestiture”) and $7.3 million for adjustments to foreign valuation allowances, partially offset by discrete tax benefits of $8.0 million for tax accounting method changes, $4.8 million for adjustments related to accounting for the TCJA, $5.4 million from stock-based compensation arrangements and $2.0 million from foreign accrual to return adjustments.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2019 and 2018 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$155,070	$129,745	$442,837	$563,966
Denominator:
Weighted-average common shares for basic earnings per share	105,999	107,315	105,920	109,223
Basic earnings per share	$1.46	$1.21	$4.18	$5.16

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$155,070	$129,745	$442,837	$563,966
Denominator:
Weighted-average common shares for basic earnings per share	105,999	107,315	105,920	109,223
Incremental shares under stock compensation plans	300	987	404	1,053
Weighted-average common shares for diluted earnings per share	106,299	108,302	106,324	110,276
Diluted earnings per share	$1.46	$1.20	$4.16	$5.11

At September 30, 2019, there were 226,872 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 26, 2019, the Company increased the regular quarterly dividend by 10% to $0.3675 per share. On July 24, 2019, the Company declared a cash dividend of $0.3675 per share, which was paid on October 1, 2019 to shareholders of record at the close of business as of September 13, 2019. On October 29, 2019, the Company declared a cash dividend of $0.3675 per share, which is payable on January 2, 2020 to shareholders of record at the close of business as of December 13, 2019.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Finished goods(a)(b)	$561,981	$482,355
Raw materials and work in process(c)	173,973	158,290
Stores, supplies and other	66,480	59,895
Total	$802,434	$700,540

(a)	Increase primarily due to the build-up of inventory in our Lithium and Catalysts segments to meet higher projected sales during the remainder of 2019.

(b)
Included $96.3 million and $104.3 million at September 30, 2019 and December 31, 2018, respectively, of chemical grade spodumene in our Lithium segment, most of which is converted to battery-grade products either internally or through our tolling agreements. We expect this amount to continue to decrease in the fourth quarter of 2019.

(c)	Included $70.3 million and $71.4 million at September 30, 2019 and December 31, 2018, respectively, of work in process in our Lithium segment.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

amount of our 49% equity interest in Windfield, which is our most significant VIE, was $376.5 million and $349.6 million at September 30, 2019 and December 31, 2018, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $7.7 million and $8.1 million at September 30, 2019 and December 31, 2018, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
1.875% Senior notes, net of unamortized discount and debt issuance costs of $2,040 at September 30, 2019 and $2,841 at December 31, 2018	$427,941	$444,155
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,519 at September 30, 2019 and $2,884 at December 31, 2018	422,481	422,116
4.50% Senior notes, net of unamortized discount and debt issuance costs of $364 at September 30, 2019 and $589 at December 31, 2018	174,852	174,626
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,889 at September 30, 2019 and $4,004 at December 31, 2018	346,112	345,996
Commercial paper notes	539,300	306,606
Variable-rate foreign bank loans	7,424	7,216
Finance lease obligations	3,834	4,495
Total long-term debt	1,921,944	1,705,210
Less amounts due within one year	539,960	307,294
Long-term debt, less current portion	$1,381,984	$1,397,916

Current portion of long-term debt at September 30, 2019 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 2.28% and a weighted-average maturity of 31 days.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and nine-month periods ended September 30, 2019, gains of $12.7 million and $13.0 million (net of income taxes), respectively, and during the three-month and nine-month periods ended September 30, 2018, (losses) gains of ($3.6) million and $4.9 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility (the “2019 Credit Facility”) with several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for an additional period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”) for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from Standard & Poor’s Financial Services LLC, Moody’s Investor Services, Inc. and Fitch Ratings, Inc. As of the closing of the 2019 Credit Facility, the applicable margin over LIBOR was 1.125%. There were no borrowings outstanding under the 2019 Credit Facility as of September 30, 2019. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) and for general corporate purposes. See Note 18, “Subsequent Events,” for further details of the acquisition.
In addition, on August 14, 2019, the Company entered into an amendment to its existing credit agreement, dated as of June 21, 2018 to (a) extend the maturity date to August 9, 2024 (subject to the Company’s right to request that such maturity date be further extended for an additional one-year period), and (b) conform certain representations, warranties and covenants to those under the 2019 Credit Facility.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2019 (in thousands):

Beginning balance at December 31, 2018	$49,569
Expenditures	(4,626)
Accretion of discount	799
Additions and changes in estimates	1,070
Foreign currency translation adjustments and other	(2,007)
Ending balance at September 30, 2019	44,805
Less amounts reported in Accrued expenses	9,588
Amounts reported in Other noncurrent liabilities	$35,217

Environmental remediation liabilities included discounted liabilities of $37.0 million and $40.4 million at September 30, 2019 and December 31, 2018, respectively, discounted at rates with a weighted-average of 3.7%, with the undiscounted amount totaling $69.7 million and $74.5 million at September 30, 2019 and December 31, 2018, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $26.2 million and $45.3 million at September 30, 2019 and December 31, 2018, respectively, recorded in Other noncurrent liabilities, and $20.6 million recorded in Accrued expenses at September 30, 2019, related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold, as well as the proposed settlement of an ongoing audit of a previously disposed business in Germany.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Net sales:
Lithium	$330,386	$270,928	$947,030	$886,523
Bromine Specialties	256,267	232,616	760,752	678,769
Catalysts	261,346	251,139	779,295	796,822
All Other	31,748	23,065	109,786	90,978
Corporate	—	—	—	159
Total net sales	$879,747	$777,748	$2,596,863	$2,453,251

Adjusted EBITDA:
Lithium	$127,459	$113,629	$384,854	$386,260
Bromine Specialties	88,814	78,585	248,743	217,921
Catalysts	66,944	62,602	193,890	205,534
All Other	10,448	3,968	28,931	7,729
Corporate	(39,314)	(23,702)	(114,300)	(75,082)
Total adjusted EBITDA	$254,351	$235,082	$742,118	$742,362

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$102,136	$75,224	$54,345	$231,705	$8,305	$(84,940)	$155,070
Depreciation and amortization	25,212	12,448	12,599	50,259	2,143	2,085	54,487
Acquisition and integration related costs(a)	—	—	—	—	—	4,114	4,114
Interest and financing expenses	—	—	—	—	—	11,108	11,108
Income tax expense	—	—	—	—	—	25,341	25,341
Non-operating pension and OPEB items	—	—	—	—	—	(551)	(551)
Other(b)	111	1,142	—	1,253	—	3,529	4,782
Adjusted EBITDA	$127,459	$88,814	$66,944	$283,217	$10,448	$(39,314)	$254,351
Three months ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$90,313	$67,967	$50,491	$208,771	$1,978	$(81,004)	$129,745
Depreciation and amortization	23,370	10,618	12,111	46,099	1,990	1,618	49,707
Restructuring and other(c)	—	—	—	—	—	3,724	3,724
Acquisition and integration related costs(a)	—	—	—	—	—	4,305	4,305
Interest and financing expenses	—	—	—	—	—	12,988	12,988
Income tax expense	—	—	—	—	—	33,167	33,167
Non-operating pension and OPEB items	—	—	—	—	—	(2,195)	(2,195)
Legal accrual(d)	—	—	—	—	—	(1,017)	(1,017)
Other(e)	(54)	—	—	(54)	—	4,712	4,658
Adjusted EBITDA	$113,629	$78,585	$62,602	$254,816	$3,968	$(23,702)	$235,082
Nine months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$312,609	$212,320	$156,328	$681,257	$22,629	$(261,049)	$442,837
Depreciation and amortization	71,669	35,281	37,562	144,512	6,302	5,904	156,718
Acquisition and integration related costs(a)	—	—	—	—	—	14,388	14,388
Gain on sale of property(f)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	35,295	35,295
Income tax expense	—	—	—	—	—	93,266	93,266
Non-operating pension and OPEB items	—	—	—	—	—	(1,810)	(1,810)
Other(b)	576	1,142	—	1,718	—	10,785	12,503
Adjusted EBITDA	$384,854	$248,743	$193,890	$827,487	$28,931	$(114,300)	$742,118
Nine months ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$315,939	$187,176	$387,038	$890,153	$1,659	$(327,846)	$563,966
Depreciation and amortization	71,760	30,745	37,201	139,706	6,070	4,735	150,511
Restructuring and other(c)	—	—	—	—	—	3,724	3,724
Gain on sale of business(g)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(a)	—	—	—	—	—	13,016	13,016
Interest and financing expenses	—	—	—	—	—	39,834	39,834
Income tax expense	—	—	—	—	—	133,630	133,630
Non-operating pension and OPEB items	—	—	—	—	—	(6,596)	(6,596)
Legal accrual(d)	—	—	—	—	—	27,027	27,027
Environmental accrual(h)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(i)	—	—	—	—	—	15,000	15,000
Other(e)	(1,439)	—	—	(1,439)	—	6,797	5,358
Adjusted EBITDA	$386,260	$217,921	$205,534	$809,715	$7,729	$(75,082)	$742,362

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

(a)
Included acquisition and integration related costs relating to various significant projects. For the three-month and nine-month periods ended September 30, 2019, $4.1 million and $14.4 million was recorded in Selling, general and administrative expenses. For the three-month and nine-month periods ended September 30, 2018, $0.9 million and $2.9 million was recorded in Cost of goods sold, respectively, and $3.4 million and $10.2 million was recorded in Selling, general and administrative expenses, respectively.

(b)	Included amounts for the three months ended September 30, 2019 recorded in:

▪	Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪	Selling, general and administrative expenses - $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment.

▪
Other (expenses) income, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, as well as a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting.

Included amounts for the nine months ended September 30, 2019 recorded in:

▪	Cost of goods sold - $0.6 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments to be made in 2019 as part of a business reorganization plan of $5.3 million, with the unpaid balance recorded in Accrued expenses as of September 30, 2019, $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan, and $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment.

▪
Other (expenses) income, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting, and $0.9 million of a net loss primarily resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

(c)	Severance payments as part of a business reorganization plan, recorded in Selling, general and administrative expenses.

(d)
Included in Other (expenses) income, net for the three-month and nine-month periods ended September 30, 2018 is a gain of $1.4 million and an expense of $16.2 million, respectively, resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and expenses of $0.4 million and $10.8 million, respectively, resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(e)	Included amounts for the three months ended September 30, 2018 recorded in:

▪	Cost of goods sold - $3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

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

▪	Other (expenses) income, net - $0.2 million gain related to the revision of previously recorded expenses of disposed businesses.
Included amounts for the nine months ended September 30, 2018 recorded in:

▪	Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

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

▪	Other (expenses) income, net - $0.8 million related to the revision of previously recorded expenses of disposed businesses.

(f)	Gain recorded in Other (expenses) income, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(g)	Gain related to the sale of the Polyolefin Catalysts Divestiture, which closed in the second quarter of 2018.

(h)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other (expenses) income, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(i)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2019 and 2018 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Pension Benefits Cost (Credit):
Service cost	$1,118	$1,238	$3,371	$3,765
Interest cost	8,314	7,967	24,854	24,010
Expected return on assets	(9,414)	(10,703)	(28,311)	(32,227)
Amortization of prior service benefit	(5)	25	7	71
Total net pension benefits cost (credit)	$13	$(1,473)	$(79)	$(4,381)
Postretirement Benefits Cost (Credit):
Service cost	$24	$29	$73	$88
Interest cost	549	542	1,647	1,626
Expected return on assets	—	(1)	—	(5)
Amortization of prior service benefit	—	(12)	—	(36)
Total net postretirement benefits cost	$573	$558	$1,720	$1,673
Total net pension and postretirement benefits cost (credit)	$586	$(915)	$1,641	$(2,708)

All components of net benefit cost (credit), other than service cost, are included in Other (expenses) income, net on the consolidated statements of income.
During the three-month and nine-month periods ended September 30, 2019, we made contributions of $2.1 million and $8.6 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2018, we made contributions of $3.1 million and $9.0 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.8 million and $2.1 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2019, respectively. During the three-month and nine-month periods ended September 30, 2018, we paid $0.8 million and $2.0 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	September 30, 2019		December 31, 2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,927,898	$2,019,115	$1,712,003	$1,731,271

Foreign Currency Forward Contracts—we enter into foreign currency forward contracts in connection with our risk management strategies in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our foreign currency forward contracts are estimated based on current settlement values. At September 30, 2019 and December 31, 2018, we had outstanding foreign currency forward contracts with notional values totaling $1.11 billion and $626.5 million, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

and Australian Dollar. Our foreign currency forward contracts outstanding at September 30, 2019 and December 31, 2018 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30,	December 31,
	2019	2018
Foreign currency forward contracts - Other accounts receivable	$—	$431
Foreign currency forward contracts - Accrued expenses	$1,697	$—

Gains and losses on foreign currency forward contracts are recognized currently in Other (expenses) income, net; further, fluctuations in the value of these contracts are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net. The following table summarizes these net losses recognized in our consolidated statements of income during the three-month and nine-month periods ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency forward contracts losses	$(19,331)	$(203)	$(27,647)	$(13,034)

In addition, for the nine-month periods ended September 30, 2019 and 2018, we recorded losses of $27.6 million and $13.0 million, respectively, related to the change in the fair value of our foreign currency forward contracts, and net cash settlements of $25.5 million and $18.1 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$26,816	$26,816	$—	$—
Private equity securities(b)	$29	$29	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,884	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$26,816	$26,816	$—	$—
Foreign currency forward contracts(d)	$1,697	$—	$1,697	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—
Private equity securities(b)	$26	$26	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,195	$—	$—	$—
Foreign currency forward contracts(d)	$431	$—	$431	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—

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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 14—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits(a)	Net Investment Hedge	Interest Rate Swap(b)	Total
Three months ended September 30, 2019
Balance at June 30, 2019	$(407,937)	$(146)	$72,604	$(13,932)	$(349,411)
Other comprehensive (loss) income before reclassifications	(100,069)	—	12,745	—	(87,324)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	—	641	636
Other comprehensive (loss) income, net of tax	(100,069)	(5)	12,745	641	(86,688)
Other comprehensive loss attributable to noncontrolling interests	122	—	—	—	122
Balance at September 30, 2019	$(507,884)	$(151)	$85,349	$(13,291)	$(435,977)
Three months ended September 30, 2018
Balance at June 30, 2018	$(343,458)	$5	$55,119	$(13,345)	$(301,679)
Other comprehensive loss before reclassifications	(9,549)	—	(3,621)	—	(13,170)
Amounts reclassified from accumulated other comprehensive loss	—	11	—	642	653
Other comprehensive (loss) income, net of tax	(9,549)	11	(3,621)	642	(12,517)
Other comprehensive loss attributable to noncontrolling interests	5	—	—	—	5
Balance at September 30, 2018	$(353,002)	$16	$51,498	$(12,703)	$(314,191)
Nine months ended September 30, 2019
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(100,380)	—	13,012	—	(87,368)
Amounts reclassified from accumulated other comprehensive loss	—	8	—	1,923	1,931
Other comprehensive (loss) income, net of tax	(100,380)	8	13,012	1,923	(85,437)
Other comprehensive loss attributable to noncontrolling interests	142	—	—	—	142
Balance at September 30, 2019	$(507,884)	$(151)	$85,349	$(13,291)	$(435,977)
Nine months ended September 30, 2018
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(95,515)	—	4,947	—	(90,568)
Amounts reclassified from accumulated other comprehensive loss	—	37	—	1,926	1,963
Other comprehensive (loss) income, net of tax	(95,515)	37	4,947	1,926	(88,605)
Other comprehensive loss attributable to noncontrolling interests	82	—	—	—	82
Balance at September 30, 2018	$(353,002)	$16	$51,498	$(12,703)	$(314,191)

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2019 and 2018 is provided in the following tables (in thousands):

	Three Months Ended September 30,
	2019				2018
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(100,069)	$(3)	$16,584	$834	$(9,550)	$13	$(4,704)	$834
Income tax (expense) benefit	—	(2)	(3,839)	(193)	1	(2)	1,083	(192)
Other comprehensive (loss) income, net of tax	$(100,069)	$(5)	$12,745	$641	$(9,549)	$11	$(3,621)	$642

	Nine Months Ended September 30,
	2019				2018
	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Interest Rate Swap
Other comprehensive (loss) income, before tax	$(100,379)	$10	$16,932	$2,502	$(95,517)	$43	$6,426	$2,502
Income tax (expense) benefit	(1)	(2)	(3,920)	(579)	2	(6)	(1,479)	(576)
Other comprehensive (loss) income, net of tax	$(100,380)	$8	$13,012	$1,923	$(95,515)	$37	$4,947	$1,926

NOTE 15—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales to unconsolidated affiliates	$4,465	$4,970	$14,128	$20,608
Purchases from unconsolidated affiliates(a)	$41,304	$60,136	$160,420	$186,111

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2019	December 31, 2018
Receivables from unconsolidated affiliates	$3,041	$14,348
Payables to unconsolidated affiliates	$32,699	$68,357

NOTE 16—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$174,510	$107,385

Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018 included $14.4 million and $33.9 million, respectively, representing the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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

NOTE 18—Subsequent Events:
On October 31, 2019, we completed the previously announced acquisition of a 60% interest in MRL’s Wodgina Project for a total purchase price of $1.3 billion. The purchase price is comprised of $820 million in cash, subject to certain adjustments, and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, expected to be valued at $480 million. The cash consideration was funded by the 2019 Credit Facility entered into on August 14, 2019, see Note 8, “Long-Term Debt,” for further details.
In addition, we have formed an unincorporated joint venture with MRL for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton assets. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. These undivided interests will be accounted for using the proportionate consolidation method and our proportionate share of assets, liabilities, revenue and expenses will be included in the appropriate classifications in the condensed consolidated financial statements. As part of this acquisition,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, has been formed to manage the Wodgina Project. We will consolidate our 60% ownership interest in the Manager in our condensed consolidated financial statements.
Included in Selling, general and administrative expenses on our consolidated statements of income for the three and nine months ended September 30, 2019 is $1.3 million and $4.4 million, respectively, of costs directly related to this acquisition.
As this acquisition was completed on October 31, 2019, the preliminary fair value of the assets acquired and liabilities assumed are not recorded in the Company’s consolidated balance sheet as of September 30, 2019. The preliminary fair value of these assets and liabilities, as well as the results of operations of the formed joint venture, will be recorded in the fourth quarter of 2019. The Company has not completed the detailed valuation work necessary to arrive at the required estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of purchase price.

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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2019 and 2018. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Third Quarter 2019
During the third quarter of 2019:

•
Our board of directors declared a quarterly dividend of $0.3675 per share on July 24, 2019, which was paid on October 1, 2019 to shareholders of record at the close of business as of September 13, 2019.

•	Our net sales for the quarter were $879.7 million, up 13% from net sales of $777.7 million in the third quarter of 2018.

•	Diluted earnings per share were $1.46, an increase from third quarter 2018 results of $1.20 per diluted share.

•
We announced a revised agreement with Mineral Resources Limited (“MRL”) to acquire 60% ownership of MRL’s Wodgina hard rock lithium mine in Western Australia (“Wodgina Project”) and form a 60%-40% joint venture with MRL to operate the mine and battery grade lithium hydroxide production facilities. Albemarle will pay $820 million in cash and transfer a 40% interest in certain lithium hydroxide conversion assets being built in Kemerton, Western Australia. This acquisition and joint venture transaction was completed on October 31, 2019.

•
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility with several banks and other financial institutions. Borrowings under this facility bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”), plus an applicable margin that depends on certain credit ratings of the Company. As of the closing, the applicable margin over LIBOR was 1.125%. There were no borrowings outstanding as of September 30, 2019. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of October 31, 2019 acquisition of a 60% interest in the Wodgina Project.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market demand for lithium battery and energy storage continues to accelerate, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volume, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
Lithium: We expect strong year-over-year growth for the remainder of 2019 in Lithium, led by strong demand in battery-grade applications and increased conversion capacity. However, we expect pricing pressure in certain markets and the need to utilize tolled volume to meet customer commitments to impact Lithium performance during the remainder of the year.
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
Bromine Specialties: We expect to see continued growth in net sales and profitability in 2019 due to healthy demand and pricing for our flame retardants and other derivatives. However, with sustained low oil prices, we expect stable, albeit low, drilling completion fluid demand throughout the year. While it is possible oil prices could continue to rebound some in 2019, the short-term impact will be to increase raw material costs. Offshore well completions lag oil pricing, so any benefit in completion fluid volume would likely extend throughout the year.
On a longer term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Absent an increase in regulatory pressure on offshore drilling, we would expect this business to follow a long-term growth trajectory once oil prices recover from prevailing levels as we expect that deep water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. We believe the global supply/demand gap could tighten as demand for existing and possible new uses of bromine expands over time. The combination of our solid, long-term business fundamentals, strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
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
All Other: The fine chemistry services business is reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future prospects for the fine chemistry services business to be impacted by a challenging agriculture industry environment and the timing of customer orders in pharmaceuticals. We continue to work to reinvigorate the pipeline of new products and services to these markets.
Corporate: In the first quarter of 2019, we increased our quarterly dividend rate to $0.3675 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2019 to be between 18% and 19%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the U.S. Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
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

Third Quarter 2019 Compared to Third Quarter 2018

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net sales	$879,747	$777,748	$101,999	13%
▪
$91.6 million of higher sales volume in all businesses and $17.9 million of favorable pricing impacts, primarily in Lithium and Bromine Specialties
▪
$7.6 million of unfavorable currency exchange resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Gross profit	$309,867	$280,537	$29,330	10%
Gross profit margin	35.2%	36.1%
▪
Higher sales volume in all businesses and favorable pricing impacts in Lithium and Bromine Specialties
▪
Higher tolled product costs in our Lithium segment to meet customer commitments and address operating issues in La Negra, Chile
▪
$7.0 million out-of-period non-cash expense recorded in the third quarter of 2019 in Cost of goods sold due to an adjustment of lithium carbonate inventory values in the second quarter of 2019

Selling, General and Administrative Expenses

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Selling, general and administrative expenses	$108,135	$100,167	$7,968	8%
Percentage of Net sales	12.3%	12.9%
▪ Higher professional fees to support planned projects and higher compensation-related spend

Research and Development Expenses

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Research and development expenses	$15,585	$16,610	$(1,025)	(6)%
Percentage of Net sales	1.8%	2.1%
▪ Lower third quarter spend in our Lithium and Catalysts segments

Interest and Financing Expenses

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Interest and financing expenses	$(11,108)	$(12,988)	$1,880	(14)%
▪ Higher capitalized interest from an increase in capital expenditures in 2019, partially offset by higher commercial paper loan balances in 2019

Other (Expenses) Income, Net

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Other (expenses) income, net	$(11,316)	$3,793	$(15,109)	(398)%
▪
Increase in foreign exchange losses of $5.1 million
▪
Decrease in interest income due to lower cash balances
▪
$4.4 million decrease from the remeasurement of the fair value of our investment in private equity securities
▪
$3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility in 2019

Income Tax Expense

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Income tax expense	$25,341	$33,167	$(7,826)	(24)%
Effective income tax rate	15.5%	21.5%
▪
Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Equity in net income of unconsolidated investments	$33,236	$22,081	$11,155	51%
▪ Higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd. ▪ Approximately $6.2 million of foreign currency losses

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net income attributable to noncontrolling interests	$(16,548)	$(13,734)	$(2,814)	20%
▪ Increase in consolidated income related to our JBC joint venture from higher sales volume

Net Income Attributable to Albemarle Corporation

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net income attributable to Albemarle Corporation	$155,070	$129,745	$25,325	20%
Percentage of Net sales	17.6%	16.7%
Basic earnings per share	$1.46	$1.21	$0.25	21%
Diluted earnings per share	$1.46	$1.20	$0.26	22%
▪
Higher sales volume in all businesses and favorable pricing impacts in Lithium and Bromine Specialties
▪
Lower effective tax rate in 2019 from a change in geographic mix of earnings
▪
Higher tolled product costs in Lithium to meet customer commitments and address operating issues in La Negra, Chile
▪
Increased Corporate costs for professional fees to support planned projects
▪
$3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture and $3.7 million of restructuring and other costs in 2018

Other Comprehensive Loss, Net of Tax

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Other comprehensive loss, net of tax	$(86,688)	$(12,517)	$(74,171)	593%
▪ Foreign currency translation	$(100,069)	$(9,549)	$(90,520)	948%
▪
2019 included unfavorable movements in the Euro of approximately $83 million, the Chinese Renminbi of approximately $8 million, the Brazilian Real of approximately $7 million and a net unfavorable variance in various other currencies totaling approximately $2 million
▪
2018 included unfavorable movements in the Chinese Renminbi of approximately $11 million, the Brazilian Real of approximately $3 million and a net unfavorable variance in various other currencies totaling approximately $4 million, partially offset by favorable movements in the Euro of approximately $8 million

▪ Net investment hedge	$12,745	$(3,621)	$16,366	(452)%

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

	Three Months Ended September 30,				Percentage Change
	2019	%	2018	%	2019 vs 2018
	(In thousands, except percentages)
Net sales:
Lithium	$330,386	37.6%	$270,928	34.8%	22%
Bromine Specialties	256,267	29.1%	232,616	29.9%	10%
Catalysts	261,346	29.7%	251,139	32.3%	4%
All Other	31,748	3.6%	23,065	3.0%	38%
Total net sales	$879,747	100.0%	$777,748	100.0%	13%

Adjusted EBITDA:
Lithium	$127,459	50.1%	$113,629	48.4%	12%
Bromine Specialties	88,814	34.9%	78,585	33.4%	13%
Catalysts	66,944	26.3%	62,602	26.6%	7%
All Other	10,448	4.1%	3,968	1.7%	163%
Corporate	(39,314)	(15.4)%	(23,702)	(10.1)%	66%
Total adjusted EBITDA	$254,351	100.0%	$235,082	100.0%	8%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$102,136	$75,224	$54,345	$231,705	$8,305	$(84,940)	$155,070
Depreciation and amortization	25,212	12,448	12,599	50,259	2,143	2,085	54,487
Acquisition and integration related costs(a)	—	—	—	—	—	4,114	4,114
Interest and financing expenses	—	—	—	—	—	11,108	11,108
Income tax expense	—	—	—	—	—	25,341	25,341
Non-operating pension and OPEB items	—	—	—	—	—	(551)	(551)
Other(b)	111	1,142	—	1,253	—	3,529	4,782
Adjusted EBITDA	$127,459	$88,814	$66,944	$283,217	$10,448	$(39,314)	$254,351
Three months ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$90,313	$67,967	$50,491	$208,771	$1,978	$(81,004)	$129,745
Depreciation and amortization	23,370	10,618	12,111	46,099	1,990	1,618	49,707
Restructuring and other(c)	—	—	—	—	—	3,724	3,724
Acquisition and integration related costs(a)	—	—	—	—	—	4,305	4,305
Interest and financing expenses	—	—	—	—	—	12,988	12,988
Income tax expense	—	—	—	—	—	33,167	33,167
Non-operating pension and OPEB items	—	—	—	—	—	(2,195)	(2,195)
Legal accrual(d)	—	—	—	—	—	(1,017)	(1,017)
Other(e)	(54)	—	—	(54)	—	4,712	4,658
Adjusted EBITDA	$113,629	$78,585	$62,602	$254,816	$3,968	$(23,702)	$235,082

(a)
Included acquisition and integration related costs relating to various significant projects. For the three-month period ended September 30, 2019, $4.1 million was recorded in Selling, general and administrative expenses. For the three-month period ended September 30, 2018, $0.9 million was recorded in Cost of goods sold and $3.4 million was recorded in Selling, general and administrative expenses.

(b)	Included amounts for the three months ended September 30, 2019 recorded in:

▪	Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪	Selling, general and administrative expenses - $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment.

▪
Other (expenses) income, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, as well as a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting.

(c)	Severance payments as part of a business reorganization plan, recorded in Selling, general and administrative expenses.

(d)
Included in Other (expenses) income, net is a gain of $1.4 million resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures, partially offset by a $0.4 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(e)	Included amounts for the three months ended September 30, 2018 recorded in:

▪	Cost of goods sold - $3.8 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

▪
Selling, general and administrative expenses - $0.1 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year, partially offset by a $1.2 million contribution, using a portion of the proceeds received from the sale of the polyolefin catalysts and components portion of the PCS business (“Polyolefin Catalysts Divestiture”), to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community.

▪	Other (expenses) income, net - $0.2 million gain related to the revision of previously recorded expenses of disposed businesses.

Lithium

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net sales	$330,386	$270,928	$59,458	22%
▪
$59.5 million of higher sales volume, primarily in battery grade salts, despite deferred shipments due to disruption caused by Typhoon Tapah in Shanghai in late September. The impacted volume is expected to be fully recovered in the fourth quarter of 2019.
▪
$2.8 million of favorable pricing impacts, mainly on lithium hydroxide
▪
$3.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$127,459	$113,629	$13,830	12%
▪
Higher sales volume and favorable pricing impacts
▪
$4.0 million of favorable currency translation resulting from a weaker Chilean Peso
▪
Increased cost of goods sold, mainly related to higher tolling product costs to meet customer commitments and address operating issues in La Negra, Chile
▪
$7.0 million out-of-period non-cash expense recorded in the third quarter of 2019 in Cost of goods sold due to an adjustment of lithium carbonate inventory values in the second quarter of 2019

Bromine Specialties

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net sales	$256,267	$232,616	$23,651	10%
▪
$16.4 million in favorable pricing and $8.6 million in higher sales volume in flame-retardants and other bromine derivatives due to continued strong demand
▪
$1.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar

Adjusted EBITDA	$88,814	$78,585	$10,229	13%
▪ Favorable pricing and higher sales volume

Catalysts

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net sales	$261,346	$251,139	$10,207	4%
▪
$14.2 million of higher sales volume, mainly in our Clean Fuel Technology business, partially offset lower volumes in the Fluid Catalytic Cracking (“FCC”) Catalysts business related to delays in the start-up of new FCC units
▪
$0.7 million of unfavorable pricing impacts
▪
$3.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$66,944	$62,602	$4,342	7%
▪ Higher sales volume and a favorable product mix in the Clean Fuel Technology business ▪ Unfavorable pricing impacts ▪ Partial insurance claim reimbursement of $2.2 million received in 2018

All Other

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Net sales	$31,748	$23,065	$8,683	38%
▪ Increased sales volume in our fine chemistry services business
Adjusted EBITDA	$10,448	$3,968	$6,480	163%
▪ Increased sales volume in our fine chemistry services business ▪ $4.4 million decrease from the remeasurement of the fair value of our investment in private equity securities

Corporate

In thousands	Q3 2019	Q3 2018	$ Change	% Change
Adjusted EBITDA	$(39,314)	$(23,702)	$(15,612)	66%
▪
Higher selling, general and administrative spending related to professional fees to support planned projects
▪
$11.3 million of unfavorable currency exchange impacts, including approximately $6.2 million of foreign currency losses reported within Equity in net income of unconsolidated investments

Nine Months 2019 Compared to Nine Months 2018

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net sales	$2,596,863	$2,453,251	$143,612	6%
▪
$140.3 million of higher sales volume and $67.4 million of favorable pricing impacts in all businesses
▪
$37.0 million of unfavorable currency exchange resulting from a stronger U.S. Dollar
▪
$27.1 million related to the Polyolefin Catalysts Divestiture

Gross Profit

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Gross profit	$919,267	$896,872	$22,395	2%
Gross profit margin	35.4%	36.6%
▪
Higher sales volume and favorable pricing impacts in all businesses
▪
Higher input costs in our Lithium segment
▪
Higher raw material costs primarily in our Bromine Specialties and Catalysts segments
▪
$10.7 million related to the Polyolefin Catalysts Divestiture
▪
Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Selling, general and administrative expenses	$348,205	$325,174	$23,031	7%
Percentage of Net sales	13.4%	13.3%
▪
$5.3 million of severance payments as part of a business reorganization plan in 2019
▪
$4.2 million of increased acquisition and integration related costs
▪
Higher professional fees to support planned projects and compensation-related spend
▪
$16.2 million of charitable contributions in 2018 beyond the Company’s ordinary, recurring charitable contributions

Research and Development Expenses

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Research and development expenses	$44,024	$53,670	$(9,646)	(18)%
Percentage of Net sales	1.7%	2.2%
▪ Lower spend in our Lithium and Catalysts segments

Gain on Sale of Business

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Gain on sale of business	$—	$(218,705)	$218,705	(100)%
▪ Gain related to the Polyolefin Catalysts Divestiture, which closed in the second quarter of 2018

Interest and Financing Expenses

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Interest and financing expenses	$(35,295)	$(39,834)	$4,539	(11)%
▪ Higher capitalized interest from a continued increase in capital expenditures in 2019, partially offset by higher commercial paper loan balances in 2019

Other Expenses, Net

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Other expenses, net	$(7,090)	$(31,906)	$24,816	(78)%
▪
$11.1 million gain related to the sale of land in Pasadena, Texas
▪
$27.0 million of legal expenses in 2018, related to products that Albemarle no longer manufactures and a previously disposed business
▪
$15.6 million in 2018 related to environmental charges related to a site formerly owned by Albemarle
▪
Increase in foreign exchange losses of $15.7 million
▪
$4.4 million decrease from the remeasurement of the fair value of our investment in private equity securities

Income Tax Expense

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Income tax expense	$93,266	$133,630	$(40,364)	(30)%
Effective income tax rate	19.2%	20.1%
▪
Change in geographic mix of earnings, mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan
▪
$30.4 million of discrete net tax expense in 2018, primarily related to the Polyolefin Catalysts Divestiture

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Equity in net income of unconsolidated investments	$106,727	$61,727	$45,000	73%
▪ Higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd. ▪ Approximately $6.2 million of foreign currency losses

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net income attributable to noncontrolling interests	$(55,277)	$(29,124)	$(26,153)	90%
▪ Increase in consolidated income related to our JBC joint venture from higher sales volume in the current year

Net Income Attributable to Albemarle Corporation

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net income attributable to Albemarle Corporation	$442,837	$563,966	$(121,129)	(21)%
Percentage of Net sales	17.1%	23.0%
Basic earnings per share	$4.18	$5.16	$(0.98)	(19)%
Diluted earnings per share	$4.16	$5.11	$(0.95)	(19)%
▪
After tax gain in 2018 of $176.7 million related to the Polyolefin Catalysts Divestiture
▪
Higher input costs in Lithium
▪
Increased Corporate costs for professional fees to support planned projects
▪
Unfavorable currency exchange impact
▪
Higher sales volume and favorable pricing impacts in all businesses
▪
$27.0 million of legal expenses in 2018 related to products that Albemarle no longer manufactures and a previously disposed business
▪
$16.2 million of charitable contributions in 2018 beyond the Company’s ordinary, recurring charitable contributions
▪
$15.6 million in 2018 related to environmental charges related to a site formerly owned by Albemarle

Other Comprehensive Loss, Net of Tax

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Other comprehensive loss, net of tax	$(85,437)	$(88,605)	$3,168	(4)%
▪ Foreign currency translation	$(100,380)	$(95,515)	$(4,865)	5%
▪
2019 included unfavorable movements in the Euro of approximately $85 million, the Chinese Renminbi of approximately $9 million, the Brazilian Real of approximately $6 million and the Korean Won of approximately $3 million, partially offset by a net favorable variance in various other currencies totaling approximately $2 million
▪
2018 included unfavorable movements in the Euro of approximately $55 million, the Brazilian Real of approximately $15 million, the Chinese Renminbi of approximately $15 million, the Korean Won of approximately $4 million and a net unfavorable variance in various other currencies totaling approximately $6 million

▪ Net investment hedge	$13,012	$4,947	$8,065	163%

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our core businesses.

	Nine Months Ended September 30,				Percentage Change
	2019	%	2018	%	2019 vs. 2018
	(In thousands, except percentages)
Net sales:
Lithium	$947,030	36.5%	$886,523	36.1%	7%
Bromine Specialties	760,752	29.3%	678,769	27.7%	12%
Catalysts	779,295	30.0%	796,822	32.5%	(2)%
All Other	109,786	4.2%	90,978	3.7%	21%
Corporate	—	—%	159	—%	(100)%
Total net sales	$2,596,863	100.0%	$2,453,251	100.0%	6%

Adjusted EBITDA:
Lithium	$384,854	51.9%	$386,260	52.0%	—%
Bromine Specialties	248,743	33.5%	217,921	29.4%	14%
Catalysts	193,890	26.1%	205,534	27.7%	(6)%
All Other	28,931	3.9%	7,729	1.0%	274%
Corporate	(114,300)	(15.4)%	(75,082)	(10.1)%	52%
Total adjusted EBITDA	$742,118	100.0%	$742,362	100.0%	—%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$312,609	$212,320	$156,328	$681,257	$22,629	$(261,049)	$442,837
Depreciation and amortization	71,669	35,281	37,562	144,512	6,302	5,904	156,718
Acquisition and integration related costs(a)	—	—	—	—	—	14,388	14,388
Gain on sale of property(b)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	35,295	35,295
Income tax expense	—	—	—	—	—	93,266	93,266
Non-operating pension and OPEB items	—	—	—	—	—	(1,810)	(1,810)
Other(c)	576	1,142	—	1,718	—	10,785	12,503
Adjusted EBITDA	$384,854	$248,743	$193,890	$827,487	$28,931	$(114,300)	$742,118
Nine months ended September 30, 2018
Net income (loss) attributable to Albemarle Corporation	$315,939	$187,176	$387,038	$890,153	$1,659	$(327,846)	$563,966
Depreciation and amortization	71,760	30,745	37,201	139,706	6,070	4,735	150,511
Restructuring and other(d)	—	—	—	—	—	3,724	3,724
Gain on sale of business(e)	—	—	(218,705)	(218,705)	—	—	(218,705)
Acquisition and integration related costs(a)	—	—	—	—	—	13,016	13,016
Interest and financing expenses	—	—	—	—	—	39,834	39,834
Income tax expense	—	—	—	—	—	133,630	133,630
Non-operating pension and OPEB items	—	—	—	—	—	(6,596)	(6,596)
Legal accrual(f)	—	—	—	—	—	27,027	27,027
Environmental accrual(g)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(h)	—	—	—	—	—	15,000	15,000
Other(i)	(1,439)	—	—	(1,439)	—	6,797	5,358
Adjusted EBITDA	$386,260	$217,921	$205,534	$809,715	$7,729	$(75,082)	$742,362

(a)
Included acquisition and integration related costs relating to various significant projects. For the nine-month period ended September 30, 2019, $14.4 million was recorded in Selling, general and administrative expenses. For the nine-month period ended September 30, 2018, $2.9 million was recorded in Cost of goods sold and $10.2 million was recorded in Selling, general and administrative expenses.

(b)	Gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(c)	Included amounts for the nine months ended September 30, 2019 recorded in:

▪	Cost of goods sold - $0.6 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪
Selling, general and administrative expenses - Expected severance payments to be made in 2019 as part of a business reorganization plan of $5.3 million, with the unpaid balance recorded in Accrued expenses as of September 30, 2019, $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan, and $1.1 million of a write off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment.

▪
Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting, and $0.9 million of a net loss primarily resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

(d)	Severance payments as part of a business reorganization plan, recorded in Selling, general and administrative expenses.

(e)	See “Gain on Sale of Business” on page 34 for a description of this gain.

(f)
Included in Other expenses, net is a $16.2 million expense resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and a $10.8 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(g)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other expenses, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(h)
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

(i)	Included amounts for the nine months ended September 30, 2018 recorded in:

▪	Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture.

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

▪	Other expenses, net - $0.8 million related to the revision of previously recorded expenses of disposed businesses.

Lithium

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net sales	$947,030	$886,523	$60,507	7%
▪
$59.5 million in higher sales volume, primarily in battery grade salts
▪
$16.7 million of favorable pricing impacts, mainly on lithium hydroxide
▪
$16.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$384,854	$386,260	$(1,406)	—%
▪
Increased cost of goods sold, mainly related to higher input costs
▪
Higher sales volume and favorable pricing impacts, mainly on lithium hydroxide
▪
$6.2 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net sales	$760,752	$678,769	$81,983	12%
▪
$47.7 million in higher sales volume and $42.2 million in favorable pricing impacts in flame retardants and other bromine derivatives due to continued strong demand
▪
$7.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$248,743	$217,921	$30,822	14%
▪ Higher sales volume and favorable pricing impacts ▪ Higher production and raw material costs ▪ $5.4 million of unfavorable currency translation

Catalysts

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net sales	$779,295	$796,822	$(17,527)	(2)%
▪
$27.1 million impact of the Polyolefin Catalysts Divestiture
▪
$13.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies
▪
$15.5 million of higher sales volume and favorable pricing impacts of $7.4 million

Adjusted EBITDA	$193,890	$205,534	$(11,644)	(6)%
▪
$10.9 million impact of the Polyolefin Catalysts Divestiture
▪
Higher raw material costs
▪
$5.7 million of unfavorable currency translation
▪
Higher sales volume and favorable pricing impacts
▪
Partial insurance claim reimbursement of $4.2 million received in 2018

All Other

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Net sales	$109,786	$90,978	$18,808	21%
▪ Higher sales volume and favorable pricing impacts in our fine chemistry services business
Adjusted EBITDA	$28,931	$7,729	$21,202	274%
▪
Increased sales volume and favorable pricing impacts in our fine chemistry services business
▪
$4.4 million decrease from the remeasurement of the fair value of our investment in private equity securities

Corporate

In thousands	YTD 2019	YTD 2018	$ Change	% Change
Adjusted EBITDA	$(114,300)	$(75,082)	$(39,218)	52%
▪
Higher selling, general and administrative spending related to professional fees to support planned projects
▪
$21.9 million of unfavorable currency exchange impacts, including approximately $6.2 million of foreign currency losses reported within Equity in net income of unconsolidated investments

Financial Condition and Liquidity
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
Cash Flow
During the first nine months of 2019, cash on hand, cash provided by operations and commercial paper note borrowings funded $608.5 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $113.3 million. Our operations provided $345.6 million of cash flows during the first nine months of 2019, as compared to $376.9 million for the first nine months of 2018, with the decrease primarily arising from a higher working capital outflow and lower cash earnings in Catalysts. This was partially offset by higher dividends received from unconsolidated investments, as well as increased cash earnings in Bromine Specialties. Our outflow from working capital changes in 2019 of $289.6 million was primarily due to the build-up of inventory in the Lithium and Catalysts segments to meet higher projected sales during the remainder of 2019, the timing on collection of certain receivables and higher cash taxes paid. Overall, our cash and cash equivalents decreased by $237.5 million to $317.8 million at September 30, 2019 from $555.3 million at December 31, 2018.
Capital expenditures for the nine-month period ended September 30, 2019 of $608.5 million were associated with plant, machinery and equipment. We expect our capital expenditures to approximate between $900 million to $950 million in 2019 for Lithium growth and capacity increases, as well as productivity and continuity of operations projects in all segments. Of the total capital expenditures, our projects related to the continuity of operations are expected to remain in the range of 4-6% of net sales, similar to prior years.
Net current assets were $548.5 million and $815.2 million at September 30, 2019 and December 31, 2018, respectively. The decrease is primarily due to the increase in commercial paper notes outstanding and the reduction in cash and cash equivalents used primarily to fund the increase in capital expenditures during 2019. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 26, 2019, we increased our quarterly dividend rate to $0.3675 per share, a 10% increase from the quarterly rate of $0.335 per share paid in 2018.
At September 30, 2019 and December 31, 2018, our cash and cash equivalents included $296.0 million and $525.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2019 and 2018, we repatriated $9.3 million and $621.8 million, respectively, of cash as part of these foreign earnings cash repatriation activities.

On October 31, 2019, we completed the previously announced acquisition of a 60% interest in the Wodgina Project for a total purchase price of $1.3 billion. The purchase price comprised $820 million in cash, subject to certain adjustments, and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at $480 million. The cash consideration was funded by the unsecured credit facility entered into on August 14, 2019.
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
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services, Moody’s Investors Services and Fitch Ratings. The applicable margin on the facility was 1.125% as of September 30, 2019. There were no borrowings outstanding under the 2018 Credit Agreement as of September 30, 2019.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility (the “2019 Credit Facility”) with the several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for an additional period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from Standard & Poor’s Financial Services LLC, Moody’s Investor Services, Inc. and Fitch Ratings, Inc. As of the closing of the 2019 Credit Facility, the applicable margin over LIBOR was 1.125%. There were no borrowings outstanding under the 2019 Credit Facility as of September 30, 2019. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in MRL’s Wodgina Project and for general corporate purposes.
Borrowings under the 2019 Credit Facility and 2018 Credit Agreement (together “the Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 3.50:1, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following an amendment entered into on August 14, 2019.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. Our 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2019, we had $539.3 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.28% and a weighted-average maturity of 31 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2019 and December 31, 2018.
The non-current portion of our long-term debt amounted to $1.38 billion at September 30, 2019, compared to $1.40 billion at December 31, 2018. In addition, at September 30, 2019, we had availability to borrow $1.66 billion under our commercial paper program and the Credit Agreements, and $286.7 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2019, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $79.5 million at September 30, 2019. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2018.
Total expected 2019 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $8.6 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2019.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $26.0 million at September 30, 2019 and $22.9 million at December 31, 2018. Related assets for corresponding offsetting benefits recorded in Other assets totaled $12.1 million at September 30, 2019 and $13.0 million at December 31, 2018. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2019 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying, and expect to continue to comply, in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not expected to have a material effect on capital expenditures, earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our operating results.

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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. For example, we funded the cash portion of the October 31, 2019 acquisition of 60% ownership of the Wodgina Project of $820 million with new debt borrowings.
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
We had cash and cash equivalents totaling $317.8 million at September 30, 2019, of which $296.0 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.

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
We had variable interest rate borrowings of $546.7 million outstanding at September 30, 2019, bearing a weighted average interest rate of 2.25% and representing approximately 28% of our total outstanding debt. A hypothetical 10% change (approximately 23 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.2 million as of September 30, 2019. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $1.11 billion and with a fair value representing a net liability position of $1.7 million at September 30, 2019. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2019, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $34.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $24.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2019, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
The Company has begun the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which will result in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2019. There have been no other changes during the third quarter ended September 30, 2019 to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Exhibits

10.1
Syndicated Facility Agreement, dated as of August 14, 2019, among Albemarle Corporation, Albemarle Finance Company B.V., Albemarle New Holding GmbH, Albemarle Wodgina Pty Ltd, the Lenders Party Hereto and JPMorgan Chase Bank, N.A., as Administrative Agent

10.2
First Amendment to Credit Agreement, dated as of August 14, 2019, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party hereto, and Bank of America, N.A., as Administrative Agent for the Lenders

10.3	MARBL Joint Venture Agreement, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, and MARBLE Lithium Operations Pty Ltd

10.4
Amendment Deed to Asset Sale and Share Subscription Agreement and MRL Kemerton ASA, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited, Albemarle Corporation, and Albemarle Lithium Pty Ltd

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2019, furnished in XBRL (eXtensible Business Reporting Language)).
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and 2018, (iii) the Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2019 and 2018, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 6, 2019	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)