Form 10-K
period 2019-12-31
ALBEMARLE CORP
filed 2020-02-26
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

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
Registrant’s telephone number, including area code: (980) - 299-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $.01 Par Value	ALB	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $7.5 billion based on the last reported sale price of common stock on June 30, 2019, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 18, 2020: 106,206,157
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2019

Albemarle Corporation and Subsidiaries

PART I

Item 1.	Business.
Albemarle Corporation was incorporated in Virginia in 1993. Our principal executive offices are located at 4250 Congress Street, Suite 900, Charlotte, North Carolina 28209. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and its consolidated subsidiaries.
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. We believe our purpose is making the world safe and sustainable by powering the potential of people. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals, crop protection and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading positions in those areas of the specialty chemicals industry in which we operate.
We and our joint ventures currently operate 29 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2019, we served approximately 2,400 customers, none of which individually represents more than 10% of net sales of the Company, in approximately 75 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
On February 5, 2020, the Company announced that Chairman and Chief Executive Officer Luke Kissam had advised the Board of Directors that he will retire from his roles as an officer and director of Albemarle effective June 2020, for health reasons. The Board of Directors will be conducting a comprehensive search process, which will include internal and external candidates.
Business Segments
During 2019, we managed and reported our operations under three reportable segments: Lithium, Bromine Specialties and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset efficiency, market focus, agility and responsiveness. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted.
For financial information regarding our reportable segments and geographic area information, see Note 25, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
Lithium Segment
Our Lithium business develops lithium-based materials for a wide range of industries and end markets. We are a low-cost producer of one of the most diverse product portfolios of lithium derivatives in the industry.
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
Competition
The global lithium market consists of producers primarily located in the Americas, Asia and Australia. Major competitors in lithium compounds include Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, Jiangxi Ganfeng Lithium and Livent Corporation. In the cesium and other specialty metal business, key competitors include Sinomine and Sigma-Aldrich

Albemarle Corporation and Subsidiaries

Corporation. Competition in the global lithium market is largely based on product quality, product diversity, reliability of supply and customer service.
Raw Materials and Significant Supply Contracts
We obtain lithium through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada. After we obtain the lithium brine from the Salar de Atacama, we process it into lithium carbonate and lithium chloride at a plant in nearby La Negra, Chile. The lithium brine from our Silver Peak site is processed into lithium carbonate at our plant in Silver Peak. Subsequently, in other locations in the United States (“U.S.”), Germany, France and Taiwan, we further process the materials into various derivatives, depending on the markets we serve. In addition, we own undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina. If necessary, we can also obtain lithium from other sources.
Our mineral rights with respect to the Salar de Atacama in Chile consist exclusively of our right to access lithium brine, covering an area of approximately 16,700 hectares, pursuant to a long-term contract with the Chilean government, originally entered into in January 1975 by one of our predecessors and subsequently amended and restated. The amended agreement provides us with sufficient lithium to produce over 80,000 metric tons annually of technical and battery-grade lithium salts over the next 24 years at our expanding battery-grade manufacturing facilities in La Negra, Chile. In addition, the amended agreement provides for commission payments to the Chilean government based on sales price/metric ton, our support of research and development in Chile in lithium applications and solar energy, and our support of local communities in Northern Chile.
Our mineral rights in Silver Peak, Nevada consist of our right to access lithium brine pursuant to our permitted and certified senior water rights, a settlement agreement with the U.S. government, originally entered into in June 1991, and our patented and unpatented land claims. Pursuant to the 1991 agreement, our water rights and our land claims, we have rights to all lithium that we can remove economically from the Clayton Valley Basin in Nevada. We have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of over 13,500 acres, 10,826 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to unpatented land claims that are renewed annually. Based on our 2019 production levels, we believe that the amount of lithium brine we can economically obtain from our Silver Peak, Nevada site pursuant to our rights could support the current levels of lithium carbonate production for approximately 20 years. Assuming certain operating conditions are satisfied, our annual lithium carbonate production capacity is estimated to be at least 6,000 metric tons at our Silver Peak facility. However, no assurance can be given that the indicated levels of production of lithium carbonate at either Silver Peak or La Negra will be realized.
We also obtain lithium through hard rock mining via our 49% interest in Windfield Holdings Pty. Ltd., which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia (“Talison”). Talison, through its wholly-owned subsidiaries, owns and operates a lithium mine in Greenbushes, Western Australia and mines lithium ore, which is then milled and processed to separate lithium concentrate from the rest of the ore. Talison currently sells the lithium concentrate only to its shareholders. Talison has a leading position in two categories of lithium concentrates: (i) technical-grade lithium concentrates which have low iron content for use in the manufacture of glass, ceramics and heat-proof cookware; and (ii) a high-yielding chemical-grade lithium concentrate, used to produce lithium chemicals which form the basis for the manufacture of lithium-ion batteries for laptop computers, mobile phones, electric bicycles and electric vehicles. Albemarle’s share of the chemical-grade lithium concentrate is processed into battery-grade lithium hydroxide at our Jiangxi and Sichuan, China facilities, and lithium carbonate and lithium hydroxide at our tolling partners in China. Following the completion of a chemical-grade concentrate expansion in 2019, Talison’s annual lithium carbonate equivalent production capacity is approximately 160,000 metric tons, along with annual production capacity for 10,000 metric tons of technical-grade lithium concentrate, of which Albemarle’s production share is 50 percent. However, no assurance can be given that the indicated levels of production of lithium concentrate at Talison will be realized.
On October 31, 2019, we completed the acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton lithium hydroxide conversion assets. Based on current market conditions, MARBL Lithium Joint Venture will idle production of spodumene until market demand supports bringing the mine back into production. The Kemerton plant is currently scheduled to be commissioned in stages during the first half of 2021, with an initial lithium hydroxide conversion capacity of 50,000 metric tons.

Albemarle Corporation and Subsidiaries

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
Competition
Our bromine business serves markets in the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the marketplace. Our most significant competitors are Lanxess AG and Israel Chemicals Ltd.
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
We offer a wide range of HPC products, which are applied throughout the oil refining industry. Their application enables the upgrading of oil fractions to clean fuels and other usable oil feedstocks and products by removing sulfur, nitrogen and other impurities from the feedstock. In addition, they improve product properties by adding hydrogen and in some cases improve the performance of downstream catalysts and processes. We continuously seek to add more value to refinery operations by offering HPC products that meet our customers’ requirements for profitability and performance in the very demanding refining market.
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
There were more than 600 refineries world-wide in 2019. Over the long-term, we expect to see some smaller refineries shutting down and being replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refining has again increased moderately compared to the previous year. We estimate that there are currently approximately 600 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, or a capacity of approximately 46 million barrels per day, each of which typically requires replacement HPC catalysts once every one to four years.

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
Our major competitors in the CFT catalysts market include Shell Catalysts & Technologies, Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co., BASF Corporation and China Petrochemical Corporation (Sinopec). In the PCS market, our major competitors include Nouryon, Lanxess AG and Lonza.
Raw Materials and Significant Supply Contracts
The major raw materials we use in our Catalysts operations include sodium silicate, sodium aluminate, kaolin, aluminum, ethylene, alpha-olefins, isobutylene, toluene and rare earths and metals, such as lanthanum, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility.
Sales, Marketing and Distribution
We have an international strategic account program that uses cross-functional teams to serve large global customers. This program emphasizes creative strategies to improve and strengthen strategic customer relationships with emphasis on creating value for customers and promoting post-sale service. Complementing this program are regional Albemarle sales and technical personnel around the world who serve numerous additional customers globally. We also utilize commissioned sales representatives and specialists in specific market areas when necessary or required by law.
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
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2019, we owned approximately 2,100 active patents and approximately 550 pending patent applications in key strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the Occupational Safety and Health Act (“OSHA”). We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. We finished 2019 with an OSHA occupational injury and illness incident rate of 0.35 for Albemarle employees and nested contractors, compared to 0.58 in 2018.
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
The Toxic Substances Control Act (“TSCA”), as amended in June 2016, requires chemicals to be assessed against a risk-based safety standard and calling for the elimination of unreasonable risks identified during risk evaluation. This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other regions, will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.
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

Albemarle Corporation and Subsidiaries

Climate Change
The growing concerns about climate change and the related increasingly stringent regulations may provide us with new or expanded business opportunities. We provide solutions to companies pursuing alternative fuel products and technologies (such as renewable fuels), emission control technologies (including mercury emissions), alternative transportation vehicles and energy storage technologies and other similar solutions. As demand for, and legislation mandating or incentivizing the use of, alternative fuel technologies that limit or eliminate greenhouse gas emissions increase, we continue to monitor the market and offer solutions where we have appropriate technology and believe we are well positioned to take advantage of opportunities that may arise from such demand or legislation.
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
On October 31, 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina Project in Western Australia and formed an unincorporated joint venture with MRL for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton assets, for a total purchase price of approximately $1.3 billion, subject to certain adjustments capped at $22.5 million. As part of this acquisition, MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, was formed to manage the Wodgina Project.
On April 3, 2018, we completed the sale of the polyolefin catalysts and components portion of the PCS business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co. for net cash proceeds of approximately $413.6 million. The transaction included Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at our Yeosu, South Korea site. The sale did not include the organometallics or curatives portion of the PCS business.
These transactions reflect our commitment to investing in future growth of our high priority businesses, maintaining leverage flexibility and returning capital to our shareholders.
Employees
As of December 31, 2019, we had approximately 6,000 employees, including employees of our consolidated joint ventures, of whom 2,800, or 47%, are employed in the U.S. and Latin America; 1,500, or 25%, are employed in Europe; 1,200, or 20%, are employed in Asia and 500, or 8%, are employed in the Middle East or other areas. Approximately 22% of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.
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
We conduct a substantial portion of our business outside the U.S., with approximately 76% of our sales to foreign countries. We operate and/or sell our products to customers in approximately 75 countries. We currently have many production facilities, research and development and administrative facilities, as well as sales offices located outside the U.S., as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:

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

In addition, certain of our operations, and we have ongoing capital projects, in regions of the world such as the Middle East and South America, that are of high risk due to significant civil, political and security instability. Unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture or a delay or cause cancellation of those capital projects, which could negatively impact our future growth and profitability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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
The development of non-lithium battery technologies could adversely affect us.
The development and adoption of new battery technologies that rely on inputs other than lithium compounds, could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use less lithium could materially and adversely impact our prospects and future revenues.
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

Albemarle Corporation and Subsidiaries

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
The Toxic Substances Control Act (“TSCA”), as amended in June 2016, requires chemicals to be assessed against a risk-based safety standard and calling for the elimination of unreasonable risks identified during risk evaluation. This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other regions, could potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations.
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
As previously reported in 2018 and 2019, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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

Albemarle Corporation and Subsidiaries

lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our ability to develop it successfully.
Our ability to successfully develop our lithium resources, including recently acquired 60% interest in MRL’s Wodgina Project, and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products, such as lithium hydroxide. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations.
Following the Wodgina acquisition, we announced that, based on current market conditions, the Wodgina mine would idle production of spodumene until market demand supports bringing the mine back into production. There can be no assurance that the market demand for lithium will improve or that the Wodgina mine will be put back into production in the future or at all. Delays in putting the mine into production, as well as continued fluctuations in demand for and pricing of lithium and related products may affect the value of our investment in the Wodgina Project and our value as a whole.
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
The Chemical Facility Anti-Terrorism Standards program (“CFATS Program”), which is administered by the Department of Homeland Security (“DHS”), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the U.S. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 (“CFATS Act”) was enacted. The CFATS Act reauthorized the CFATS Program for four years. On January 18, 2019, the Chemical Facility Anti-Terrorism Standards Program

Albemarle Corporation and Subsidiaries

Extension Act was enacted to extend the CFATS Program for another 15 months. DHS has released an interim final rule under the CFATS Program that imposes comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. This rule establishes risk-based performance standards for the security of the U.S.'s chemical facilities. It requires covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We cannot determine with certainty the costs associated with any security measures that DHS may require.
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
Natural disasters or other unanticipated catastrophes could impact our results of operations.
The occurrence of natural disasters, such as hurricanes, floods or earthquakes; pandemics, such as the recent outbreak of the novel coronavirus COVID-19; or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. Historically, major hurricanes have caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. Our operations in Chile could be subject to significant rain events and earthquakes, and our operations in Asia could be subject to weather events such as typhoons. A global or regional pandemic or similar outbreak in a region of our, our customers, or our suppliers could disrupt business. If similar or other weather events, natural disasters, or other catastrophe events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there have been concerns regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations. In addition, we have operations in the E.U., Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented, or may implement, measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set targets for reducing greenhouse gas emissions.
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

Albemarle Corporation and Subsidiaries

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
Following a referendum in 2016, voters in the United Kingdom (“U.K.”) approved that country’s exit from the E.U., a process often referred to as “Brexit.” The U.K. formally left the E.U. on January 31, 2020, and is now in a transition period through December 31, 2020. The future effects of Brexit will depend on any agreements the U.K. makes to retain access to the E.U. or other markets either during a transitional period or more permanently. Given the lack of comparable precedent and the uncertainty around the terms upon which the U.K. will leave the E.U., it is unclear what financial, trade and legal implications Brexit would have and how such withdrawal would affect our Company. We derive a significant portion of our revenues from sales outside the U.S., including 15% from E.U. countries. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit (including the possibility of a so-called “Hard Brexit,” where no formal agreement is made between the E.U. and U.K. prior to the U.K.’s exit from the E.U.), could introduce significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impact the markets in which we and our customers operate. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the E.U.
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
On February 5, 2020, the Company announced that Chairman and Chief Executive Officer Luke Kissam had advised the Board of Directors that he will retire from his roles as an officer and director of Albemarle effective June 2020, for health reasons. The Board of Directors will be conducting a comprehensive search process, which will include internal and external candidates.
Some of our employees are unionized, represented by works councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2019, we had approximately 6,000 employees, including employees of our consolidated joint ventures. Approximately 22% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and net income.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the E.U. Euro, Japanese Yen, Chinese Renminbi, Australian Dollar and Chilean Peso. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2019, approximately 32% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. Recent developments, including the European Commission’s investigations on illegal state aid, as well as the Organisation for Economic Co-operation and Development (“OECD”) project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rates or result in higher cash tax liabilities.
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

Albemarle Corporation and Subsidiaries

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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $10.8 million of required cash contributions during 2020 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2020 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2019, the Company’s manufacturing plants operated at approximately 80% capacity, in the aggregate.
Set forth below is information regarding our significant production facilities operated by us and our affiliates:

Location	Business Segment	Principal Use	Owned/Leased
Amsterdam, the Netherlands	Catalysts	Production of refinery catalysts, research and product development activities	Owned

Baton Rouge, Louisiana	Bromine Specialties	Research and product development activities, and production of flame retardants	Leased

Bitterfeld, Germany	Catalysts	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Greenbushes, Australia	Lithium	Production of lithium spodumene minerals and lithium concentrate	Owned by Windfield Holdings Pty Ltd, a joint venture in which we own 49%, and Sichuan Tianqi Lithium Industries Inc. which owns the remaining interest

Jubail, Saudi Arabia	Catalysts	Manufacturing and marketing of organometallics	Owned by Saudi Organometallic Chemicals Company LLC, a joint venture owned 50% by each of Saudi Specialty Chemicals Company (a SABIC affiliate) and us

Kings Mountain, North Carolina	Lithium	Production of technical and battery-grade lithium hydroxide, lithium salts and battery-grade lithium metal products	Owned

La Negra, Chile	Lithium	Production of lithium carbonate and lithium chloride	Owned

Langelsheim, Germany	Lithium	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned

Louvain-la-Neuve, Belgium	Lithium; Bromine Specialties; Catalysts; All Other	Regional offices and research and customer technical service activities	Owned

La Voulte, France	Catalysts	Refinery catalysts regeneration and treatment, research and development activities	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Magnolia, Arkansas	Bromine Specialties	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

McAlester, Oklahoma	Catalysts	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned by Eurecat S.A., a joint venture owned 50% by each of Axens Group and us

Meishan, China	Lithium	Production of lithium carbonate and lithium hydroxide	Owned

Albemarle Corporation and Subsidiaries

Location	Business Segment	Principal Use	Owned/Leased
Mobile, Alabama	Catalysts	Production of tin stabilizers	Owned by PMC Group, Inc. which operates the plant for Stannica LLC, a joint venture owned 50% by each of PMC Group Inc. and us

New Johnsonville, Tennessee	Lithium	Production of specialty products	Owned

Niihama, Japan	Catalysts	Production of refinery catalysts	Leased by Nippon Ketjen Company Limited, a joint venture owned 50% by each of Sumitomo Metal Mining Company Limited and us

Pasadena, Texas	Catalysts; All Other	Production of aluminum alkyls, orthoalkylated anilines, and other specialty chemicals	Owned

Pasadena, Texas	Catalysts	Production of refinery catalysts, research and development activities	Owned

Pasadena, Texas	Catalysts	Refinery catalysts regeneration services	Owned by Eurecat U.S. Incorporated, a joint venture in which we own a 57.5% interest and a consortium of entities in various proportions owns the remaining interest

Safi, Jordan	Bromine Specialties	Production of bromine and derivatives and flame retardants	Owned and leased by JBC, a joint venture owned 50% by each of Arab Potash Company Limited and us

Salar de Atacama, Chile	Lithium	Production of lithium brine and potash	Owned; however ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile

Santa Cruz, Brazil	Catalysts	Production of catalysts, research and product development activities	Owned by Fábrica Carioca de Catalisadores S.A, a joint venture owned 50% by each of Petrobras Química S.A.—PETROQUISA and us

Silver Peak, Nevada	Lithium	Production of lithium brine and lithium carbonate	Owned

South Haven, Michigan	All Other	Production of custom fine chemistry products including pharmaceutical actives	Owned

Taichung, Taiwan	Lithium	Production of butyllithium	Owned

Takaishi City, Osaka, Japan	Catalysts	Production of aluminum alkyls	Owned by Nippon Aluminum Alkys, a joint venture owned 50% by each of Mitsui Chemicals, Inc. and us

Twinsburg, Ohio	Bromine Specialties	Production of bromine-activated carbon	Leased

Tyrone, Pennsylvania	All Other	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

Wodgina, Australia(a)	Lithium	Production of lithium spodumene minerals	Owned 60% via an undivided interest, with MRL, our co-participant in the MARBL joint venture, owning the remaining 40%

Albemarle Corporation and Subsidiaries

Location	Business Segment	Principal Use	Owned/Leased
Xinyu, China	Lithium	Production of lithium carbonate and lithium hydroxide	Owned

(a)	Based on current market conditions, the Wodgina mine has idled production of spodumene until market demand supports bringing the mine back into production.

Item 3.	Legal Proceedings.
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
At this time, we are unable to predict the duration, scope, result or related costs associated with the investigations by the DOJ, the SEC, or DPP. We also are unable to predict what, if any, action may be taken by the DOJ, the SEC or DPP, or what penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any such fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on our financial condition, results of operations or liquidity in that particular period.

Item 4.	Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 18, 2020, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting (May 5, 2020).

Name	Age	Position
Luther C. Kissam IV	55	Chairman, President and Chief Executive Officer
Karen G. Narwold	60	Executive Vice President, Chief Administrative Officer, Corporate Secretary
Scott A. Tozier	54	Executive Vice President, Chief Financial Officer
John C. Barichivich III	52	Vice President, Corporate Controller, Chief Accounting Officer
Raphael Crawford	44	President, Catalysts Global Business Unit
Netha Johnson	49	President, Bromine Specialties Global Business Unit
DeeAnne Marlow	54	Senior Vice President, Chief Human Resources Officer
Eric Norris	53	President, Lithium Global Business Unit
David Ryan	50	Vice President, Corporate Strategy and Investor Relations
Luther C. Kissam IV was elected as Chairman of the Board of Directors in November 2016. Mr. Kissam was first elected to our Board of Directors effective November 2011. He was elected as Chief Executive Officer effective September

Albemarle Corporation and Subsidiaries

2011 and as our President effective March 2010. Previously, Mr. Kissam served as Executive Vice President, Manufacturing, Law and HS&E from May 2009 until March 2010, and as Senior Vice President, Manufacturing and Law and Corporate Secretary from January 2008 until May 2009. Mr. Kissam joined us in October 2003 and served as Vice President, General Counsel and Corporate Secretary from that time until December 2005, when he was promoted to Senior Vice President, General Counsel and Corporate Secretary. Before joining us, Mr. Kissam served as Vice President, General Counsel and Secretary of Merisant Company (manufacturer and marketer of sweetener and consumer food products), having previously served as Associate General Counsel of Monsanto Company (provider of agricultural products and solutions). Mr. Kissam joined the Specialty Products Advisory Committee in April 2018 and has served as an ex-officio member of the DowDuPont Board since that time. Mr. Kissam was appointed to the Board of Directors of DuPont in June 2019. On February 4, 2020, Mr. Kissam advised the Board of Directors that he will retire from his roles as an officer and director of Albemarle effective June 2020, for health reasons.
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
John C. Barichivich III was elected Vice President, Corporate Controller and Chief Accounting Officer effective November 2019. Mr. Barichivich has worked for the Company for over 12 years holding various staff and leadership positions of increasing responsibility. Most recently, Mr. Barichivich served as Chief Financial Officer Vice President Finance, Purchasing, and S&OP Catalysts GBU since February 2019. Between January 2016 and February 2019, Mr. Barichivich acted as Vice President - Finance, Bromine Specialties global business unit, and he previously served as Vice President of Finance, Catalysts global business unit from September 2012 until December 2015. Mr. Barichivich was also the Director of Finance for the Albemarle shared service centers and he started his career with Albemarle as the Operations Controller for the Polymer Solutions business. Prior to Albemarle, Mr. Barichivich held a number of positions, including Director of Finance at the Home Depot, CFO Sensors SBE at PerkinElmer, and Manager of FP&A at General Electric. Mr. Barichivich began his 27 year career at Georgia Pacific, where he worked as an internal auditor and was a financial analyst supporting the restructuring of the Distribution Division.
Raphael Crawford was appointed President, Catalysts Global Business Unit in 2018. Mr. Crawford joined Albemarle in 2012 as Vice President of the Performance Catalysts Solutions unit, and the additional responsibility of Managing Director for Rockwood Lithium GbmH after the Rockwood acquisition. In 2015, Mr. Crawford was appointed President of the Bromine Specialties business unit until being named to his current role. Prior to Albemarle, Mr. Crawford served as the Director of Global Marketing and Business Development for Dow Coating Materials, a global business unit of The Dow Chemical Company. He also served as the Global Commercial Director and Global Asset Director for Dow Water and Process Solutions, following the acquisition of Rohm and Haas Company. Previously, Crawford held various strategic marketing and commercial roles at Rohm and Haas. Prior to Rohm and Haas, Mr. Crawford worked at Campbell Soup Company as a Marketing Manager. He began his career at SNET Telecommunications where he served in several capacities including new ventures, finance and marketing. Mr. Crawford currently serves on the Association of American Fuel & Petrochemical Manufacturers (AFPM) Board of Directors, where he has served as chairman of the Petrochemical Members Committee and has been elected to a member of the Executive Committee starting in 2020.

Albemarle Corporation and Subsidiaries

Netha Johnson joined Albemarle as President, Bromine Global Business Unit in 2018. Mr. Johnson has more than 20 years of diverse leadership experience, both domestically and internationally, including having worked extensively in Singapore, Malaysia, Taiwan, Japan and Germany. Prior to joining Albemarle, Mr. Johnson served in several progressive leadership roles with 3M Company. Most recently, he served as Vice President and General Manager, Electrical Markets Division, where he was directly responsible for 3M’s electrical and renewable energy solutions. Prior to that, he served as 3M’s Vice President, Advanced Materials Division. In this role, he was responsible for three distinct businesses comprising the Advanced Material division, which provided world-leading, innovative solutions in fluoropolymer chemicals, advanced ceramics and light-weighting materials. Preceding his business career, Mr. Johnson served as a U.S. Naval Officer.
DeeAnne Marlow joined Albemarle in 2018 as Senior Vice President, Chief Human Resources Officer. In this role, she is responsible for leading the execution of the Human Resources’ strategic plan and key initiatives with an emphasis on business partnerships, talent acquisition and development, compensation and benefits, inclusion and diversity programs, and HR operations. Prior to joining Albemarle, Ms. Marlow served as Senior Vice President, Chief Human Resources Officer, at Greif, Inc., a leader in industrial packaging solutions. Previously, she spent seven years with Cummins, Inc., where she led Human Resources for the Turbo Technologies business and then for the Global Power Generation business segment. In addition, she had responsibility for all Cummins operations in Central America and the Middle East including multiple manufacturing facilities, sales, engineering technical centers and general management / support. She was also responsible for marketing and sales capability development and succession across Cummins. Prior to Cummins, Ms. Marlow held progressive leadership roles with GE, SC Johnson, and Principal Financial, where she gained experience in consumer products, financial services, diversified industrials and healthcare.
Eric Norris was appointed President, Lithium Global Business Unit in August 2018. Mr. Norris joined Albemarle in January 2018 as Chief Strategy Officer. In this role, he managed the company’s strategic planning, M&A, and corporate business development programs as well as its investor relations efforts. Prior to joining Albemarle, Mr. Norris served as President of Health and Nutrition for FMC Corporation. Following FMC’s announcement to acquire DuPont Agricultural Chemical assets, he led the divestiture of FMC Health and Nutrition to DuPont. Previously, Mr. Norris served as Vice President and Global Business Director for FMC Health and Nutrition, and Vice President and Global Business Director for FMC Lithium. During his 16-year FMC career, he served in additional leadership roles including Investor Relations, Corporate Development and Director of FMC Healthcare Ventures. Prior to FMC, Mr. Norris founded and led an internet-based firm offering formulation and design tools to the chemical industry. Previously, he served in a variety of roles for Rohm and Haas Company including sales, marketing, strategic planning and investor relations.
David Ryan was appointed Vice President, Corporate Strategy and Investor Relations in 2018. In this role, he manages the company’s strategic planning, M&A, and corporate business development programs, as well as its investor relations efforts. Ryan joined Albemarle in April 2016 as Vice President and Treasurer after a 25-year career with West Rock Company where he held several progressive leadership roles. At WestRock, Ryan served as Vice President, Special Projects, responsible for leading the spin-off of the Specialty Chemicals Division into a standalone, publicly traded company. Prior to that, he served in a wide range of strategic finance roles at WestRock including, Chief Financial Officer of the Packaging Platform and the Specialty Chemicals divisions. While with Specialty Chemicals, Ryan also served as Chief Strategy Officer and General Manager of the Industrial Air Purification business. He also held several positions in the Beverage Packaging, Consumer Products, and Electronic Publishing businesses.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 106,206,157 shares of common stock held by 2,349 shareholders of record as of February 18, 2020. We expect to continue to declare and pay dividends to our shareholders in the future, however, dividends are declared solely at the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2014 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Albemarle Corporation and Subsidiaries

Item 6.	Selected Financial Data.
The information for the five years ended December 31, 2019, is contained in the “Five-Year Summary” included in Part IV, Item 15, Exhibit 99.1 and incorporated herein by reference.

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
The following is a discussion and analysis of our results of operations for the years ended December 31, 2019, 2018 and 2017. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainable revenue. For example, our Lithium business contributes to the growth of clean miles driven with electric miles and more efficient use of renewable energy through grid storage; Bromine Specialties enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and the Catalysts business creates efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.

2019 Highlights

•
In the first quarter, we increased our quarterly dividend for the 25th consecutive year, to $0.3675 per share. As a result, in February 2020, we were recognized by being named to the S&P 500 Dividend Aristocrats Index.

Albemarle Corporation and Subsidiaries

•
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility with several banks and other financial institutions. Borrowings under this facility bear interest at variable rates based on an average London inter-bank offered rate (“LIBOR”), plus an applicable margin that depends on certain credit ratings of the Company. Upon the closing of the credit facility, the applicable margin over LIBOR was 1.125%. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the acquisition of a 60% interest in the Wodgina Project. This balance was repaid in full with proceeds from notes issued in November 2019 (see below for further details).

•
On October 31, 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina Project and formed a 60%-40% unincorporated joint venture with MRL to operate the mine and battery-grade lithium hydroxide production facilities. Albemarle paid $820 million in cash and transferred a 40% interest in certain lithium hydroxide conversion assets being built in Kemerton, Western Australia.

•
On November 25, 2019, we closed the offerings on notes totaling $500.0 million and €1.0 billion. Net proceeds from these offerings were used to repay 1) the $1.0 billion balance of the credit facility entered into on August 14, 2019, 2) a large portion of approximately $370 million of commercial paper notes and 3) the remaining balance of $175.2 million of the senior notes issued in December 2010, and for general corporate purposes.

•
In collaboration with ExxonMobil, we created the Galexia™ platform, a transformative hydroprocessing suite of catalyst and service solutions for the refining industry. The platform enables an improved way of doing business, ensuring customer demands are better addressed at every stage throughout the value chain.

•	Announced a cost-reduction program expected to deliver a run rate of over $100 million in sustainable savings by the end of 2021.

•
We achieved earnings of $533.2 million during 2019 as compared to $693.6 million for 2018. Cash flows from operations in 2019 were $719.4 million up 32% from 2018. Earnings for 2018 included a $169.9 million after-tax gain from the Polyolefin Catalysts Divestiture. In addition, earnings for 2019 includes pension and other postretirement benefit (“OPEB”) actuarial losses of $21.1 million after income taxes, compared to pension and OPEB actuarial losses of $10.6 million after income taxes in 2018.

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
Lithium: We expect results to decline year-over-year during 2020 in Lithium, due mainly to pricing pressure in certain markets, partially offset by productivity enhancements across our business. In addition, there is no new capacity coming online during 2020 to drive significant additional volume. While we completed the acquisition of 60% interest in the Wodgina Project, we have made the decision to idle production of spodumene until demand supports bringing the mine back into production.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance and favorable global public policy toward e-mobility/renewable energy usage. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We expect to see modest growth in net sales in 2020 driven by continued strong demand in flame retardants, drilling completion fluids, and other derivatives. We expect profitability to be flat to slightly down due to lower overall average selling prices as global bromine supply and demand comes into balance in 2020.

Albemarle Corporation and Subsidiaries

On a longer-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Absent an increase in regulatory pressure on offshore drilling, we would expect this business to follow a long-term growth trajectory once oil prices recover from prevailing levels as we expect that deep-water drilling will continue to increase around the world. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. The combination of our solid, long-term business fundamentals, strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Catalysts: We expect to see modest sales growth in net sales and flat to modest growth in profitability in 2020, driven by FCC growth, partially offset by lower HPC results. We believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In PCS, we expect growth on a longer-term basis in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending. In 2019, we announced that we have begun to pursue opportunities to divest PCS, with the expectation that a divestiture will be completed in 2020.
All Other: The fine chemistry services business is reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future prospects for the fine chemistry services business to be impacted by a challenging agriculture industry environment and the timing of customer orders in pharmaceuticals. In addition, in 2019, we announced that we have begun to pursue opportunities to divest our fine chemistry services business, with the expectation that a divestiture will be completed in 2020.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2020 to be between 18.5% and 19.5%; however, our rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2019 include an actuarial loss of $29.3 million ($21.1 million after income taxes), as compared to a loss of $14.0 million ($10.6 million after income taxes) for the year ended December 31, 2018.
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
Discussion of our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.

Albemarle Corporation and Subsidiaries

Comparison of 2019 to 2018
Selected Financial Data
Net Sales

In thousands	2019	2018	$ Change	% Change
Net sales	3,589,427	3,374,950	214,477	6%
•
$213.1 million of higher sales volume, driven primarily by Lithium, Bromine Specialties and Fine Chemistry Services, and $76.5 million of favorable pricing impacts across all businesses
•
$48.1 million of unfavorable currency exchange resulting from a stronger U.S. Dollar against various currencies
•
$27.1 million related to the Polyolefin Catalysts Divestiture

Gross Profit

In thousands	2019	2018	$ Change	% Change
Gross profit	$1,257,778	$1,217,256	$40,522	3%
Gross profit margin	35.0%	36.1%
•
Higher sales volume, driven primarily by Lithium, Bromine Specialties and Fine Chemistry Services, and favorable pricing impacts across all businesses
•
Higher input costs in our Lithium segment, resulting from increased toll feedstock, higher tolled volume and investments in operational excellence
•
Higher raw material costs, primarily in our Lithium and Bromine Specialties segments
•
$10.7 million related to the Polyolefin Catalysts Divestiture
•
Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
•
Charges of $8.8 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements and $4.9 million for the write-off of fixed assets in our Jordanian joint venture in 2018

Selling, General and Administrative Expenses

In thousands	2019	2018	$ Change	% Change
Selling, general and administrative expenses	$533,368	$446,090	$87,278	20%
Percentage of Net sales	14.9%	13.2%
•
$64.8 million of stamp duties levied on assets purchased related to the Wodgina Project in 2019
•
Higher professional fees to support planned projects
•
$7.4 million of increased acquisition and integration related costs, driven by the Wodgina Project, and increased severance payments as part of a business reorganization plan
•
$16.2 million of charitable contributions in 2018 beyond the Company’s ordinary, recurring charitable contributions

Research and Development Expenses

In thousands	2019	2018	$ Change	% Change
Research and development expenses	$58,287	$70,054	$(11,767)	(17)%
Percentage of Net sales	1.6%	2.1%
• Lower spend in our Lithium and Catalysts segments, including the impact of the Polyolefin Catalysts Divestiture

Gain on Sale of Business

In thousands	2019	2018	$ Change	% Change
Gain on sale of business	$—	$(210,428)	$210,428	(100)%
• Gain related to the Polyolefin Catalysts Divestiture, which closed in the second quarter of 2018

Albemarle Corporation and Subsidiaries

Interest and Financing Expenses

In thousands	2019	2018	$ Change	% Change
Interest and financing expenses	$(57,695)	$(52,405)	$(5,290)	10%
•
Increased debt balance in 2019, primarily related to the funding of the Wodgina Project acquisition
•
2019 included a loss on early extinguishment of debt of $4.8 million representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the senior notes issued in 2010
•
The increase was partially offset by higher capitalized interest from an increase in capital expenditures in 2019

Other Expenses, Net

In thousands	2019	2018	$ Change	% Change
Other expenses, net	$(45,478)	$(64,434)	$18,956	(29)%
•
$11.1 million gain related to the sale of land in Pasadena, Texas in 2019
•
$27.0 million of legal expenses in 2018, related to products that Albemarle no longer manufactures and a previously disposed business
•
$15.6 million in 2018 related to environmental charges related to a site formerly owned by Albemarle
•
Decrease of $16.5 million in losses related to adjustments to indemnification liabilities of previously disposed businesses
•
Decrease in interest income of $5.4 million from lower cash balances
•
Increase in foreign exchange losses of $15.3 million
•
$4.4 million decrease from the remeasurement of the fair value of our investment in private equity securities
•
$27.0 million of pension and OPEB costs (including mark-to-market actuarial losses of $29.3 million) as compared to $5.3 million of pension and OPEB costs (including mark-to-market actuarial losses of $14.0 million) in 2018
•
The mark-to-market actuarial loss in 2019 is primarily attributable to a decrease in the weighted-average discount rate to 3.56% from 4.59% for our U.S. pension plans and to 1.33% from 2.15% for our foreign pension plans to reflect market conditions as of the December 31, 2019 measurement date. This was partially offset by a higher return on pension plan assets in 2019 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 15.82% versus an expected return of 6.72%.
•
The mark-to-market actuarial loss in 2018 is primarily attributable to a lower return on pension plan assets in 2018 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (4.55%) versus an expected return of 6.73%. This was partially offset by an increase in the weighted-average discount rate to 4.59% from 4.03% for our U.S. pension plans and to 2.15% from 1.94% for our foreign pension plans to reflect market conditions as of the December 31, 2018 measurement date.

Income Tax Expense

	2019	2018	$ Change	% Change
Income Tax Expense	$88,161	$144,826	$(56,665)	(39)%
Effective income tax rate	15.7%	18.2%
•
Change in geographic mix of earnings, mainly attributable to our share of income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan and tax discretes
•
The discrete net tax benefits in 2019 of $15.0 million related to uncertain tax positions, primarily from seeking treaty relief from the competent authority to prevent double taxation

Equity in Net Income of Unconsolidated Investments

In thousands	2019	2018	$ Change	% Change
Equity in net income of unconsolidated investments	$129,568	$89,264	$40,304	45%
•
Higher equity income reported by our Lithium segment joint venture, Windfield Holdings Pty. Ltd. and certain Catalyst segment joint ventures
•
$17.3 million charge representing our 49% share of a tax settlement between our Windfield Holdings joint venture and an Australian taxing authority, offset in Income tax expense
•
Approximately $2.0 million of foreign currency losses

Albemarle Corporation and Subsidiaries

Net Income Attributable to Noncontrolling Interests

In thousands	2019	2018	$ Change	% Change
Net income attributable to noncontrolling interests	$(71,129)	$(45,577)	$(25,552)	56%
• Increase in consolidated income related to our JBC joint venture resulting from the full year impact of the Tetrabrom expansion completed in second quarter 2018.

Net Income Attributable to Albemarle Corporation

In thousands	2019	2018	$ Change	% Change
Net income attributable to Albemarle Corporation	$533,228	$693,562	$(160,334)	(23)%
Percentage of Net Sales	14.9%	20.6%
Basic earnings per share	$5.03	$6.40	$(1.37)	(21)%
Diluted earnings per share	$5.02	$6.34	$(1.32)	(21)%
•
Decrease primarily due to gain related to the Polyolefin Catalysts Divestiture in 2018 and increased charges resulting from the acquisition of a 60% interest in the Wodgina Project during 2019, as well as other items noted above.

Other Comprehensive Loss, Net of Tax

In thousands	2019	2018	$ Change	% Change
Other comprehensive loss, net of tax	$(45,520)	$(125,195)	$79,675	(64)%
• Foreign currency translation	$(62,031)	$(150,258)	$88,227	(59)%
•
2019 included unfavorable movements in the Euro of approximately $52 million, the Chinese Renminbi of approximately $6 million, the Brazilian Real of approximately $4 million and a net unfavorable variance in various other currencies totaling approximately less than $1 million

•
2018 included unfavorable movements in the Euro of approximately $114 million, the Chinese Renminbi of approximately $14 million, the Brazilian Real of approximately $12 million, the Korean Won of approximately $5 million and a net unfavorable variance in various other currencies totaling approximately $5 million

• Net investment hedge	$8,441	$25,786	$(17,345)	(67)%

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

	Year Ended December 31,				Percentage Change
	2019	%	2018	%	2019 vs. 2018
	(In thousands, except percentages)
Net sales:
Lithium	$1,358,170	37.8%	$1,228,171	36.4%	11%
Bromine Specialties	1,004,216	28.0%	917,880	27.2%	9%
Catalysts	1,061,817	29.6%	1,101,554	32.6%	(4)%
All Other	165,224	4.6%	127,186	3.8%	30%
Corporate	—	—%	159	—%	(100)%
Total net sales	$3,589,427	100.0%	$3,374,950	100.0%	6%

Adjusted EBITDA:
Lithium	$524,934	50.6%	$530,773	52.7%	(1)%
Bromine Specialties	328,457	31.7%	288,116	28.6%	14%
Catalysts	270,624	26.1%	284,307	28.3%	(5)%
All Other	49,628	4.8%	14,091	1.4%	252%
Corporate	(136,862)	(13.2)%	(110,623)	(11.0)%	24%
Total adjusted EBITDA	$1,036,781	100.0%	$1,006,664	100.0%	3%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2019
Net income (loss) attributable to Albemarle Corporation	$341,767	$279,945	$219,686	$841,398	$41,188	$(349,358)	$533,228
Depreciation and amortization	99,424	47,611	50,144	197,179	8,440	7,865	213,484
Restructuring and other(a)	—	—	—	—	—	5,877	5,877
Acquisition and integration related costs(b)	—	—	—	—	—	20,684	20,684
Gain on sale of property(c)	—	—	—	—	—	(14,411)	(14,411)
Interest and financing expenses(d)	—	—	—	—	—	57,695	57,695
Income tax expense	—	—	—	—	—	88,161	88,161
Non-operating pension and OPEB items	—	—	—	—	—	26,970	26,970
Stamp duty(e)	64,766	—	—	64,766	—	—	64,766
Windfield tax settlement(f)	17,292	—	—	17,292	—	—	17,292
Other(g)	1,685	901	794	3,380	—	19,655	23,035
Adjusted EBITDA	$524,934	$328,457	$270,624	$1,124,015	$49,628	$(136,862)	$1,036,781
2018
Net income (loss) attributable to Albemarle Corporation	$428,212	$246,509	$445,604	$1,120,325	$6,018	$(432,781)	$693,562
Depreciation and amortization	95,193	41,607	49,131	185,931	8,073	6,694	200,698
Restructuring and other(a)	—	—	—	—	—	3,838	3,838
Gain on sale of business(h)	—	—	(210,428)	(210,428)	—	—	(210,428)
Acquisition and integration related costs(b)	—	—	—	—	—	19,377	19,377
Interest and financing expenses	—	—	—	—	—	52,405	52,405
Income tax expense	—	—	—	—	—	144,826	144,826
Non-operating pension and OPEB items	—	—	—	—	—	5,285	5,285
Legal accrual(i)	—	—	—	—	—	27,027	27,027
Environmental accrual(j)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(k)	—	—	—	—	—	15,000	15,000
Indemnification adjustments(l)	—	—	—	—	—	25,240	25,240
Other(m)	7,368	—	—	7,368	—	6,869	14,237
Adjusted EBITDA	$530,773	$288,116	$284,307	$1,103,196	$14,091	$(110,623)	$1,006,664

(a)
Severance payments as part of a business reorganization plan, $5.9 million recorded in Selling, general and administrative expenses for the year ended December 31, 2019 and $0.1 million and $3.7 million recorded in Cost of goods sold and Selling, general and administrative expenses for the year ended December 31, 2018.

(b)
Included amounts for the years ended December 31, 2019 and 2018 recorded in (1) Cost of goods sold of $1.0 million and $3.7 million, respectively; and (2) Selling, general and administrative expenses of $19.7 million and $15.7 million, respectively, relating to various significant projects, including the acquisition of the 60% interest Wodgina Project.

(c)
Gain of $3.3 million recorded in Selling, general and administrative expenses related to the release of liabilities as part of the sale of a property and $11.1 million gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(d)
Included in Interest and financing expenses is a loss on early extinguishment of debt of $4.8 million. See Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

(e)	See “Selling, general and administrative expenses” on page 32 for a description of these costs.

(f)	Represents our 49% share of a tax settlement between our Windfield joint venture and an Australian taxing authority, recorded in Equity in net income of unconsolidated investments (net of tax).

(g)	Included amounts for the year ended December 31, 2019 recorded in:

•	Cost of goods sold - $0.7 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

Albemarle Corporation and Subsidiaries

•
Selling, general and administrative expenses - $1.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $0.9 million of a write off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment, $1.0 million related to the settlement of terminated agreements, primarily in the Catalysts segment, and $0.8 million related to the settlement of an ongoing audit in the Lithium segment.

•
Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, $9.8 million of a net loss primarily resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses or purchase accounting, $3.6 million of asset retirement obligation charges related to the update of an estimate at a site formerly owned by Albemarle, and $1.2 million of non-operating pension costs from our 50% interest in JBC.

(h)	See “Gain on Sale of Business” on page 32 for a description of this gain.

(i)
Included in Other expenses, net is a $16.2 million expense resulting from a jury rendered verdict against Albemarle related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures and a $10.8 million expense resulting from a settlement of a legal matter related to guarantees from a previously disposed business.

(j)
Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other expenses, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

(k)
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

(l)
Included in Other expenses, net is $19.7 million related to the proposed settlement of an ongoing audit of a previously disposed business in Germany, and $5.5 million related to the adjustment of indemnifications previously recorded from disposed businesses.

(m)	Included amounts for the year ended December 31, 2018 recorded in:

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

•	Other expenses, net - $1.5 million gain related to the reversal of previously recorded liabilities of disposed businesses.

Lithium

In thousands	2019	2018	$ Change	% Change
Net sales	$1,358,170	$1,228,171	$129,999	11%
•
$151.6 million in higher sales volume, primarily in battery-grade lithium hydroxide due to continued strong demand
•
Pricing was effectively flat due to favorable price/mix in battery-grade hydroxide, offset by the impact of lower prices in China on battery-grade and technical- grade sales
•
$22.5 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$524,934	$530,773	$(5,839)	(1)%
•
Increased cost of goods sold, mainly related to higher tolled product volumes to meet customer commitments
•
Higher sales volume, primarily in battery-grade lithium hydroxide
•
$8.7 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	2019	2018	$ Change	% Change
Net sales	$1,004,216	$917,880	$86,336	9%
•
$46.7 million in higher sales volume and $48.5 million in favorable pricing impacts in flame retardants and other bromine derivatives due to continued strong demand
•
$8.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$328,457	$288,116	$40,341	14%
• Higher sales volume and favorable pricing impacts • Higher production and raw material costs • $5.8 million of unfavorable currency translation

Albemarle Corporation and Subsidiaries

Catalysts

In thousands	2019	2018	$ Change	% Change
Net sales	$1,061,817	$1,101,554	$(39,737)	(4)%
•
$27.1 million impact of the Polyolefin Catalysts Divestiture
•
$16.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies
•
$21.4 million of lower sales volume, primarily related to delays in the start-up of new FCC units and the loss of certain customers in PCS, partially offset by sales volume increases in CFT
•
$25.4 million of favorable pricing impacts, primarily in FCC and CFT

Adjusted EBITDA	$270,624	$284,307	$(13,683)	(5)%
•
$10.9 million impact of the Polyolefin Catalysts Divestiture
•
Higher raw material costs in our CFT division, as well as lower sales volume in FCC and PCS
•
$10.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies
•
Favorable pricing impacts
•
Partial insurance claim reimbursement of $4.2 million received in 2018

All Other

In thousands	2019	2018	$ Change	% Change
Net sales	$165,224	$127,186	$38,038	30%
• Higher sales volume and favorable pricing impacts in our fine chemistry services business
Adjusted EBITDA	$49,628	$14,091	$35,537	252%
• Higher sales volume and favorable pricing impacts in our fine chemistry services business • $4.4 million decrease from the remeasurement of the fair value of our investment in private equity securities

Corporate

In thousands	2019	2018	$ Change	% Change
Adjusted EBITDA	$(136,862)	$(110,623)	$(26,239)	24%
• Higher selling, general and administrative spending related to professional fees to support planned projects • $18.9 million of unfavorable currency exchange impacts

Summary of Critical Accounting Policies and Estimates
Estimates, Assumptions and Reclassifications
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
Property, Plant and Equipment. We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method. We evaluate the recovery of our property, plant and equipment by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
Acquisition Method of Accounting. We recognize the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their estimated fair values on the date of acquisition for acquired businesses. Determining the fair value of these items requires management’s judgment and the utilization of independent valuation specialists and involves the use of significant estimates and assumptions with respect to the timing and amounts of future cash flows and discount rates, among other items. When acquiring mineral reserves, the fair value is estimated using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the mine over the estimated time period, sales prices, shipment volumes, and expected profit margins.

Albemarle Corporation and Subsidiaries

The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model. The judgments made in the determination of the estimated fair value assigned to the assets acquired, the liabilities assumed and any noncontrolling interest in the investee, as well as the estimated useful life of each asset and the duration of each liability, can materially impact the financial statements in periods after acquisition, such as through depreciation and amortization expense. For more information on our acquisitions and application of the acquisition method, see Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report.
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

Albemarle Corporation and Subsidiaries

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables, and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2019 and concluded there was no impairment as of that date. In addition, no material indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount.
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

Albemarle Corporation and Subsidiaries

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
During 2019, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2019, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2019 measurement date.
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
At December 31, 2019, the weighted-average discount rate for the U.S. and foreign pension plans decreased to 3.56% and 1.33%, respectively, from 4.59% and 2.15%, respectively, at December 31, 2018 to reflect market conditions as of the December 31, 2019 measurement date. The discount rate for the OPEB plans at December 31, 2019 and 2018 was 3.53% and 4.55%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2019 and 2018, the weighted-average expected rate of return on U.S. pension plan assets was 6.89%, and the weighted-average expected rate of return on foreign pension plan assets was 5.51% and 5.52%, respectively. Effective January 1, 2020, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.88% and 4.07%, respectively.

Albemarle Corporation and Subsidiaries

In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2019 and 2018, the assumed weighted-average rate of compensation increase was 3.72% and 3.63%, respectively, for our foreign pension plans.

In October 2018, the the Society of Actuaries (“SOA”) published an updated Mortality Improvement Scale, MP-2018. The updated Improvement Scale incorporates an additional year of mortality data (2016). We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2018 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2018. In October 2019, the SOA published the Pri-2012 Mortality Tables and an updated Improvement Scale, MP-2019. The Pri-2012 Mortality Tables are an update to the RP-2014 Adjusted to 2006 Total Dataset Mortality while the updated improvement scale incorporates an additional year of mortality data (2017). We revised both the base mortality tables and mortality improvement assumption by incorporating both the Pri-2012 Mortality Tables and MP-2019 Mortality Improvement Scale for purpose of measuring our U.S. pension and OPEB obligations at December 31, 2019.
At December 31, 2019, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(103,167)	$4,733	$125,286	$(6,286)
Other postretirement benefits	$(5,070)	$289	$6,058	$(363)
Expected return on plan assets:
Pension	*	$(6,183)	*	$6,183
Other postretirement benefits	*	$—	*	$—
* Not applicable.
Of the $638.1 million total pension and postretirement assets at December 31, 2019, $73.8 million, or approximately 12%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
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
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2018 related to Germany, Italy, India, Belgium, and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $9.6 million as a result of closure of tax statutes. As a result of the sale of the Chemetall Surface Treatment business in 2016, we agreed to indemnify certain income and non-income tax liabilities, including uncertain tax positions, associated with the entities sold. The associated liability is recorded in Other noncurrent liabilities. See Note 16, “Other Noncurrent Liabilities,” and Note 21, “Income Taxes,” for further details.
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
Cash Flow
Our cash and cash equivalents were $613.1 million at December 31, 2019 as compared to $555.3 million at December 31, 2018. Cash provided by operating activities was $719.4 million, $546.2 million and $304.0 million during the years ended December 31, 2019, 2018 and 2017, respectively.

Albemarle Corporation and Subsidiaries

The increase in cash provided by operating activities in 2019 versus 2018 was primarily due to lower working capital outflow, including a reduction in inventory build-up in Lithium and Catalysts. In addition, we received increased dividends from unconsolidated investments and recorded higher cash earnings, particularly in Bromine Specialties. This was partially offset by timing on payables and higher cash taxes paid. The increase in cash provided by operating activities in 2018 versus 2017 was primarily due to higher income tax payments in 2017, including approximately $257 million of income taxes from the gain on sale of the Chemetall Surface Treatment business. In addition, 2018 benefited from increased earnings in each of our reportable segments, increased dividends received from unconsolidated investments and lower interest payments. This was partially offset by increased receivables from higher net sales during 2018 and the build-up of inventory in our Lithium and Catalysts segments due to higher forecasted sales.
During 2019, cash on hand, cash provided by operations and proceeds from borrowings of $1.60 billion funded $851.8 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $152.2 million, the repayment of $175.2 million of senior notes, and pension and postretirement contributions of $16.5 million. During 2018, cash on hand, cash provided by operations and $413.6 million of net proceeds from divestitures funded $114.7 million of commercial paper repayments, net of borrowings, $500.0 million of accelerated share repurchase programs, $700.0 million of capital expenditures for plant, machinery and equipment, and mining resource development, dividends to shareholders of $144.6 million, and pension and postretirement contributions of $15.2 million. During 2017, cash on hand, cash provided by operations and net borrowings of $138.8 million funded $778.2 million of debt repayments, $317.7 million of capital expenditures for plant, machinery and equipment, a $250.0 million accelerated share repurchase program, dividends to shareholders of $140.6 million, and pension and postretirement contributions of $13.3 million. In addition, during the years ended December 31, 2019, 2018 and 2017, our consolidated joint venture, JBC, paid dividends of approximately $224.9 million, $40.0 million and $102.5 million, respectively, which resulted in dividends to noncontrolling interests of $83.2 million, $14.8 million and $36.8 million, respectively.
On October 31, 2019, we completed the acquisition of a 60% interest in the Wodgina Project for a total purchase price of$1.3 billion. The purchase price is comprised of $820 million in cash, subject to certain adjustments capped at $22.5 million, and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at approximately $480 million. The cash consideration was funded by the unsecured credit facility entered into on August 14, 2019.
In November 2019, we issued notes totaling $500.0 million and €1.0 billion. The net proceeds from the issuance of these notes were used to repay the $1.0 billion balance of the the unsecured credit facility entered into on August 14, 2019, a large portion of approximately $370 million of commercial paper notes, the remaining balance of $175.2 million of the senior notes issued on December 10, 2010 (“2010 Senior Notes”), and for general corporate purposes. During the year ended December 31, 2019, we recorded a loss on early extinguishment of debt of $4.8 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2010 Senior Notes.
On April 3, 2018, we completed the Polyolefin Catalysts Divestiture to W.R. Grace & Co. for net cash proceeds of approximately $413.6 million and recorded a gain of $210.4 million before income taxes in 2018 related to the sale of this business. The transaction included Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at our Yeosu, South Korea site. The sale did not include the organometallics or curatives portion of the PCS business. The Polyolefin Catalysts Divestiture reflects our commitment to investing in the future growth of our high priority businesses and returning capital to our shareholders.
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
Capital expenditures were $851.8 million, $700.0 million and $317.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were incurred mainly for plant, machinery and equipment, and mining resource development. The increase in capital expenditures during the year ended December 31, 2019 was primarily driven by expansion in our Lithium business. We expect our capital expenditures to be between $1.0 billion and $1.1 billion in 2020 for Lithium growth and capacity increases, as well as productivity and continuity of operations projects in all segments. Of the total capital expenditures, our projects related to the continuity of operations is expected to remain in the range of 5-7% of net sales, similar to prior years.

Albemarle Corporation and Subsidiaries

During 2019, we incurred $20.7 million of acquisition and integration related costs related to various significant projects, including the acquisition of the Wodgina Project, primarily consisting of professional services and advisory fees. During 2018, we incurred $19.4 million of acquisition and integration related costs related to various significant projects. During 2017, we incurred $33.9 million of acquisition and integration related costs related to various significant projects, including the Jiangli New Materials acquisition, which contains non-routine compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s ordinary course compensation arrangements.
The Company is permitted to repurchase up to a maximum of 15,000,000 shares under a share repurchase program authorized by our Board of Directors. Under this share repurchase program, the Company repurchased approximately 5.3 million shares and 2.3 million shares of our common stock during 2018 and 2017, respectively, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. All of the shares repurchased in 2018 and 2017 were repurchased pursuant to the terms of accelerated share repurchase agreements with major financial institutions. There were no shares of our common stock repurchased during 2019. At December 31, 2019, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Net current assets decreased to approximately $816.1 million at December 31, 2019 from $815.2 million at December 31, 2018, with the decrease being largely due to the 40% interest in our Kemerton assets being constructed to be transferred to MRL in the next twelve months, which is recorded in Accrued expenses. This is partially offset by the increase in Cash and cash equivalents and repayment of commercial paper notes resulting from the issuance of approximately $1.6 billion of new notes in November 2019. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
At December 31, 2019 and 2018, our cash and cash equivalents included $565.6 million and $525.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2019, 2018 and 2017, we repatriated approximately $351.9 million, $621.8 million and $20.5 million of cash, respectively, as part of these foreign earnings cash repatriation activities.
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
Long-Term Debt
We currently have the following notes outstanding:

Issue Month/Year	Principal (in millions)	Interest Rate	Interest Payment Dates	Maturity Date
November 2019	€500.0	1.125%	November 25	November 25, 2025
November 2019	€500.0	1.625%	November 25	November 25, 2028
November 2019(a)	$300.0	3.45%	May 15 and November 15	November 15, 2029
November 2019(b)	$200.0	Floating Rate	February 15, May 15, August 15 and November 15	November 15, 2022
December 2014(a)	€393.0	1.875%	December 8	December 8, 2021
November 2014(a)	$425.0	4.15%	June 1 and December 1	December 1, 2024
November 2014(a)	$350.0	5.45%	June 1 and December 1	December 1, 2044

(a)	Denotes senior notes.

Albemarle Corporation and Subsidiaries

(b)
Borrowings bear interest at a floating rate based on the 3-month LIBOR plus 105 basis points. The floating interest rate for the initial interest period is 2.9595%, with the interest rate reset on each interest payment date.

Our senior notes and the floating rate note are senior unsecured obligations and rank equally with all our other senior unsecured indebtedness from time to time outstanding. These notes are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each of these notes outstanding has terms that allow us to redeem the notes before its maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of these notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the comparable government rate (as defined in the indentures governing these notes) plus between 25 and 40 basis points, depending on the note, plus, in each case, accrued interest thereon to the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.
Our Euro notes issued in 2019 are unsecured and unsubordinated obligations and rank equally in right of payment to all our other unsecured senior obligations. As is customary for such long-term debt instruments, each of these notes outstanding has terms that allow us to redeem the notes before its maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis using the bond rate (as defined in the indentures governing these notes) plus between 25 and 35 basis points, depending on the note, plus, in each case, accrued and unpaid interest on the principal amount being redeemed to, but excluding, the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness exceeding $100 million caused by a nonpayment default.
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Rating Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of December 31, 2019. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2019.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility (the “2019 Credit Facility”) with several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for an additional period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.125% as of December 31, 2019. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in MRL’s Wodgina Project and for general corporate purposes, and such amount was repaid in full in November 2019 using a portion of the proceeds received from the notes issued in 2019 (see above for further details). Following the repayment of the amounts borrowed, the Company had $200 million remaining to borrow under this credit facility. There were no borrowings outstanding under the 2019 Credit Facility as of December 31, 2019.
Borrowings under the 2019 Credit Facility and 2018 Credit Agreement (together “the Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 3.50:1.00, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated. Certain representations, warranties and covenants under

Albemarle Corporation and Subsidiaries

the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following an amendment entered into on August 14, 2019.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.2 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2019, we had $186.7 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.01% and a weighted-average maturity of 39 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at December 31, 2019 and 2018.
The non-current portion of our long-term debt amounted to $2.86 billion at December 31, 2019, compared to $1.40 billion at December 31, 2018. In addition, at December 31, 2019, we had the ability to borrow $1.01 billion under our commercial paper program and the Credit Agreements, and $283.4 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2019 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $82.3 million at December 31, 2019. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
The following table summarizes our contractual obligations for capital projects, various take or pay and throughput agreements, long-term debt, operating leases and other commitments as of December 31, 2019 (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Long-term debt obligations(a)	$187,336	$436,072	$200,000	$—	$425,000	$1,825,984
Expected interest payments on long-term debt obligations(b)	76,515	76,515	68,134	62,215	60,745	473,065
Operating lease obligations (rental)	28,333	15,306	13,153	12,433	11,850	94,002
Take or pay / throughput agreements(c)	62,568	20,860	7,690	5,628	4,830	10,907
Letters of credit and guarantees	49,152	11,383	1,303	1,190	—	19,305
Transition tax on foreign earnings(d)	10,540	30,442	30,442	44,578	67,177	130,850
Capital projects	500,975	96,343	3,473	—	—	—
Total	$915,419	$686,921	$324,195	$126,044	$569,602	$2,554,113

(a)
Amounts represent the expected principal payments of our long-term debt and do not include any fair value adjustments, premiums or discounts. Obligations in 2020 include our outstanding Commercial Paper Notes of $186.7 million with a weighted average maturity of 39 days.

(b)
Interest on our fixed rate borrowings was calculated based on the stated rates of such borrowings. A weighted average interest rate of approximately 2.87% was used for our remaining long-term debt obligations.

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

Amounts in the table above exclude required employer pension contributions. Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan (“SERP”), are expected to approximate $13 million in 2020. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $13.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2019.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $21.2 million and $22.9 million at December 31, 2019 and 2018, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $26.1 million and $13.0 million at December 31, 2019 and 2018, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus over the next three years, in terms of uses of cash, will be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. In 2019, we announced that we have begun to pursue opportunities to divest our PCS and fine chemistry services businesses, with the expectation that each divestiture will be completed in 2020.
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
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2021, we believe we have, and will maintain, a solid liquidity position.
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
We had cash and cash equivalents totaling $613.1 million as of December 31, 2019, of which $565.6 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money

Albemarle Corporation and Subsidiaries

market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Our environmental and safety operating costs charged to expense were $48.0 million, $42.9 million and $40.1 million in 2019, 2018 and 2017, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2019 totaled approximately $42.6 million, a decrease of $7.0 million from $49.6 million at December 31, 2018. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2019, 2018 and 2017.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $44.4 million, $47.3 million and $28.1 million in 2019, 2018 and 2017, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Recently Issued Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The primary currencies to which we have foreign currency exchange rate exposure are the Euro, Japanese Yen, Chinese Renminbi, Australian Dollar and Chilean Peso. In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use, from time to time, of foreign currency forward contracts. The principal objective of such contracts is to

Albemarle Corporation and Subsidiaries

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
The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are intended to offset the changes in the value of the underlying exposures being hedged. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This contract has been designated as an effective hedging instrument, and beginning the date of designation, gains or losses on the revaluation of this contract to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. All other gains and losses on foreign currency forward contracts not designated as an effective hedging instrument are recognized in Other expenses, net, and generally do not have a significant impact on results of operations.
At December 31, 2019, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $1.63 billion and with a fair value representing a net asset position of $3.8 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2019, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $35.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $43.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2019, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
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
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $394.0 million and $313.8 million outstanding at December 31, 2019 and 2018, respectively. These borrowings represented 13% and 18% of total outstanding debt and bore average interest rates of 2.46% and 2.85% at December 31, 2019 and 2018, respectively. A hypothetical 10% increase (approximately 25 basis points) in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.0 million as of December 31, 2019. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management's assessment of internal control over financial reporting as of December 31, 2019 excludes the 60% ownership interest in the MARBL Lithium Joint Venture because it was formed as part of a purchase business combination of 60% ownership interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) during 2019. The MARBL Lithium Joint Venture is consolidated at our proportionate share, whose proportionate assets represent 18% of the related consolidated financial statement amounts as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ LUTHER C. KISSAM IV

Luther C. Kissam IV
Chairman, President and Chief Executive Officer
(principal executive officer)
February 26, 2020

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues with contracts from customers in 2018.

Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the MARBL joint venture from its assessment of internal control over financial reporting as of December 31, 2019, because it was formed as part of a purchase business combination of 60% ownership interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) during 2019. We have also excluded the MARBL joint venture from our audit of internal control over financial reporting The MARBL joint venture is a 60% owned subsidiary whose proportionate assets excluded from management’s assessment and our audit of internal control over financial reporting represent 18% of the related consolidated financial statement amount as of December 31, 2019.

Albemarle Corporation and Subsidiaries

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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Acquired Mineral Reserves
As described in Notes 1 and 2 to the consolidated financial statements, on October 31, 2019, the Company completed the acquisition of a 60% ownership interest in MRL’s Wodgina Project creating a joint venture named MARBL for net consideration of $1,324 million, resulting in approximately $1,005 million of mineral reserves being recorded. The fair value of the mineral reserves is determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the mine over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model.
The principal considerations for our determination that performing procedures relating to the valuation of acquired mineral reserves is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of acquired mineral reserves due to the significant amount of judgment by management when developing the estimate; (ii) significant audit effort was required in evaluating the significant assumptions relating to the estimate, such as the expected production of the mine over the estimated time period, sales prices, shipment volumes, expected profit margins and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the mineral reserves, including the assumptions relating to the expected production of the mine over the estimated time period, sales prices, shipment volumes, expected profit margins and the discount rate. These procedures also included (i) comparing expected production of the mine and shipment volumes to geologist reports related to the ore reserve estimates and information supporting management’s expected extraction of these reserves over the estimated time period; (ii) comparing estimated sales prices to industry projections and other forecast information prepared by the Company; and (iii) comparing expected profit margins to information used by management to support these inputs and assumptions such as benchmarking data, comparisons to other similar operations within the Company, and analysis of specific contracts to determine whether operating expenses were based on supportable costs. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the Company’s discounted cash flow model and the reasonableness of certain significant assumptions, including the discount rate.

Albemarle Corporation and Subsidiaries

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 26, 2020

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2019	2018	2017
Net sales	$3,589,427	$3,374,950	$3,071,976
Cost of goods sold	2,331,649	2,157,694	1,965,700
Gross profit	1,257,778	1,217,256	1,106,276
Selling, general and administrative expenses	533,368	446,090	450,286
Research and development expenses	58,287	70,054	84,330
Gain on sale of business	—	(210,428)	—
Operating profit	666,123	911,540	571,660
Interest and financing expenses	(57,695)	(52,405)	(115,350)
Other expenses, net	(45,478)	(64,434)	(9,512)
Income before income taxes and equity in net income of unconsolidated investments	562,950	794,701	446,798
Income tax expense	88,161	144,826	431,817
Income before equity in net income of unconsolidated investments	474,789	649,875	14,981
Equity in net income of unconsolidated investments (net of tax)	129,568	89,264	84,487
Net income	604,357	739,139	99,468
Net income attributable to noncontrolling interests	(71,129)	(45,577)	(44,618)
Net income attributable to Albemarle Corporation	$533,228	$693,562	$54,850
Basic earnings per share	$5.03	$6.40	$0.49
Diluted earnings per share	$5.02	$6.34	$0.49
Weighted-average common shares outstanding—basic	105,949	108,427	110,914
Weighted-average common shares outstanding—diluted	106,321	109,458	112,380
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2019	2018	2017
Net income	$604,357	$739,139	$99,468
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(62,031)	(150,258)	227,439
Pension and postretirement benefits	632	(138)	(97)
Net investment hedge	8,441	25,786	(41,827)
Cash flow hedge	4,847	—	—
Interest rate swap	2,591	(585)	2,116
Total other comprehensive (loss) income, net of tax	(45,520)	(125,195)	187,631
Comprehensive income	558,837	613,944	287,099
Comprehensive income attributable to noncontrolling interests	(70,662)	(45,396)	(45,505)
Comprehensive income attributable to Albemarle Corporation	$488,175	$568,548	$241,594
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2019	2018
Assets
Current assets:
Cash and cash equivalents	$613,110	$555,320
Trade accounts receivable, less allowance for doubtful accounts (2019—$3,711; 2018—$4,460)	612,651	605,712
Other accounts receivable	67,551	52,059
Inventories	768,984	700,540
Other current assets	162,813	84,790
Total current assets	2,225,109	1,998,421
Property, plant and equipment, at cost	6,817,843	4,799,063
Less accumulated depreciation and amortization	1,908,370	1,777,979
Net property, plant and equipment	4,909,473	3,021,084
Investments	579,813	528,722
Other assets	213,061	80,135
Goodwill	1,578,785	1,567,169
Other intangibles, net of amortization	354,622	386,143
Total assets	$9,860,863	$7,581,674
Liabilities and Equity
Current liabilities:
Accounts payable	$574,138	$522,516
Accrued expenses	553,160	257,323
Current portion of long-term debt	187,336	307,294
Dividends payable	38,764	35,169
Current operating lease liability	23,137	—
Income taxes payable	32,461	60,871
Total current liabilities	1,408,996	1,183,173
Long-term debt	2,862,921	1,397,916
Postretirement benefits	50,899	46,157
Pension benefits	292,073	285,396
Other noncurrent liabilities	754,536	526,942
Deferred income taxes	397,858	382,982
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 106,040 in 2019 and 105,616 in 2018	1,061	1,056
Additional paid-in capital	1,383,446	1,368,897
Accumulated other comprehensive loss	(395,735)	(350,682)
Retained earnings	2,943,478	2,566,050
Total Albemarle Corporation shareholders’ equity	3,932,250	3,585,321
Noncontrolling interests	161,330	173,787
Total equity	4,093,580	3,759,108
Total liabilities and equity	$9,860,863	$7,581,674

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2017	112,523,790	$1,125	$2,084,418	$(412,412)	$2,121,931	$3,795,062	$147,542	$3,942,604
Net income					54,850	54,850	44,618	99,468
Other comprehensive income				186,744		186,744	887	187,631
Cash dividends declared, $1.28 per common share					(141,618)	(141,618)	(36,756)	(178,374)
Stock-based compensation			16,505			16,505		16,505
Exercise of stock options	210,432	2	8,236			8,238		8,238
Shares repurchased	(2,341,083)	(23)	(249,977)			(250,000)		(250,000)
Issuance of common stock, net	243,024	2	(2)			—		—
Termination of Tianqi Lithium Corporation option agreement			13,144			13,144	(13,144)	—
Shares withheld for withholding taxes associated with common stock issuances	(89,489)	(1)	(8,375)			(8,376)		(8,376)
Balance at December 31, 2017	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					693,562	693,562	45,577	739,139
Other comprehensive loss				(125,014)		(125,014)	(181)	(125,195)
Cash dividends declared, $1.34 per common share					(144,601)	(144,601)	(14,756)	(159,357)
Cumulative adjustments from adoption of income tax standard updates					(18,074)	(18,074)		(18,074)
Stock-based compensation			18,506			18,506		18,506
Exercise of stock options	94,031	1	3,632			3,633		3,633
Shares repurchased	(5,262,654)	(53)	(499,947)			(500,000)		(500,000)
Issuance of common stock, net	383,974	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(145,997)	(1)	(17,239)			(17,240)		(17,240)
Balance at December 31, 2018	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					533,228	533,228	71,129	604,357
Other comprehensive loss				(45,053)		(45,053)	(467)	(45,520)
Cash dividends declared, $1.47 per common share					(155,800)	(155,800)	(83,187)	(238,987)
Stock-based compensation			21,284			21,284		21,284
Exercise of stock options	161,909	2	4,812			4,814		4,814
Issuance of common stock, net	396,269	4	(4)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(133,991)	(1)	(11,030)			(11,031)		(11,031)
Balance at December 31, 2019	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2019	2018	2017
Cash and cash equivalents at beginning of year	$555,320	$1,137,303	$2,269,756
Cash flows from operating activities:
Net income	604,357	739,139	99,468
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	213,484	200,698	196,928
Gain on acquisition	—	—	(6,221)
Gain on sale of business	—	(210,428)	—
Gain on sale of property	(14,411)	—	—
Stock-based compensation and other	19,680	15,228	19,404
Equity in net income of unconsolidated investments (net of tax)	(129,568)	(89,264)	(84,487)
Dividends received from unconsolidated investments and nonmarketable securities	71,746	57,415	39,386
Pension and postretirement expense (benefit)	31,515	10,410	(12,436)
Pension and postretirement contributions	(16,478)	(15,236)	(13,341)
Unrealized gain on investments in marketable securities	(2,809)	(527)	(3,135)
Loss on early extinguishment of debt	4,829	—	52,801
Deferred income taxes	14,394	49,164	(41,941)
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) in accounts receivable	(18,220)	(97,448)	(74,545)
(Increase) in inventories	(46,304)	(124,067)	(101,545)
(Increase) in other current assets	(32,941)	(2,181)	(213)
(Decrease) increase in accounts payable	(12,234)	73,730	53,421
(Decrease) in accrued expenses and income taxes payable	(4,640)	(1,999)	(269,381)
Other, net	36,974	(58,469)	449,816
Net cash provided by operating activities	719,374	546,165	303,979
Cash flows from investing activities:
Acquisitions, net of cash acquired	(820,000)	(11,403)	(44,367)
Capital expenditures	(851,796)	(699,991)	(317,703)
Cash proceeds from divestitures, net	—	413,569	6,857
Proceeds from sale of property and equipment	10,356	—	—
Sales of (investments in) marketable securities, net	384	(270)	(275)
Repayments from joint ventures	—	—	1,250
Investments in equity and other corporate investments	(2,569)	(5,600)	(3,565)
Net cash used in investing activities	(1,663,625)	(303,695)	(357,803)
Cash flows from financing activities:
Proceeds from borrowings of other long-term debt	1,597,807	—	27,000
Repayments of long-term debt	(175,215)	—	(778,209)
Other (repayments) borrowings, net	(126,364)	(113,567)	138,751
Fees related to early extinguishment of debt	(4,419)	—	(46,959)
Dividends paid to shareholders	(152,204)	(144,596)	(140,557)
Dividends paid to noncontrolling interests	(83,187)	(14,756)	(36,756)
Repurchases of common stock	—	(500,000)	(250,000)
Proceeds from exercise of stock options	4,814	3,633	8,238
Withholding taxes paid on stock-based compensation award distributions	(11,031)	(17,240)	(8,376)
Debt financing costs	(7,514)	—	—
Net cash provided by (used in) financing activities	1,042,687	(786,526)	(1,086,868)
Net effect of foreign exchange on cash and cash equivalents	(40,646)	(37,927)	8,239
Increase (decrease) in cash and cash equivalents	57,790	(581,983)	(1,132,453)
Cash and cash equivalents at end of year	$613,110	$555,320	$1,137,303

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies:
Basis of Consolidation
The consolidated financial statements include the accounts and operations of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and its consolidated subsidiaries. For entities that we control and are the primary beneficiary, but own less than 100%, we record the minority ownership as noncontrolling interest, except as noted below. We apply the equity method of accounting for investments in which we have an ownership interest from 20% to 50% or where we exercise significant influence over the related investee’s operations. All significant intercompany accounts and transactions are eliminated in consolidation.
As described further in Note 2, “Acquisitions,” we completed the acquisition of a 60% ownership interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) on October 31, 2019 creating a joint venture named MARBL Lithium Joint Venture (“MARBL”). The consolidated financial statements contained herein include our proportionate share of the results of operations of the Wodgina Project, commencing on November 1, 2019. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Included in Trade accounts receivable at December 31, 2019 and 2018 is approximately $602.1 million and $590.3 million, respectively, arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2019 and 2018 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
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

Property, Plant and Equipment
Property, plant and equipment include costs of assets constructed, purchased or leased under a finance lease, related delivery and installation costs and interest incurred on significant capital projects during their construction periods. Expenditures for renewals and betterments also are capitalized, but expenditures for normal repairs and maintenance are expensed as incurred. Costs associated with yearly planned major maintenance are generally deferred and amortized over 12 months or until the same major maintenance activities must be repeated, whichever is shorter. The cost and accumulated depreciation applicable to assets retired or sold are removed from the respective accounts, and gains or losses thereon are included in income.
We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method.
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
Leases
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
As part of this adoption, we have elected the practical expedient relief package allowed by the new standard, which does not require the reassessment of (1) whether existing contracts contain a lease, (2) the lease classification or (3) unamortized initial direct costs for existing leases; and have elected to apply hindsight to the existing leases. Additionally, we have made accounting policy elections such as exclusion of short-term leases (leases with a term of 12 months or less and which do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation, use of portfolio approach in determination of discount rate and accounting for non-lease components in a contract as part of a single lease component for all asset classes, except specific mining operation equipment.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows include assumptions about sales volumes, selling prices, raw material prices, labor and other employee benefit costs, capital additions, income taxes, working capital, and other economic or market-related factors. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amounts. The Company performed its annual goodwill impairment test as of October 31, 2019 and concluded there was no impairment as of that date. In addition, no material indications of impairment in any of our reporting units were indicated by the sensitivity analysis.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount.
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
During 2019, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2019, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2019 measurement date.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
In October 2018, the Society of Actuaries (“SOA”) published an updated Mortality Improvement Scale, MP-2018. The updated improvement scale incorporates an additional year of mortality data (2016). We utilized the same base mortality, SOA RP-2014 Adjusted to 2006 Total Dataset Mortality, but we revised our mortality assumption to incorporate the MP-2018 Mortality Improvement Scale for purposes of measuring our U.S. pension and OPEB obligations at December 31, 2018. In October 2019, the SOA published the Pri-2012 Mortality Tables and an updated Improvement Scale, MP-2019. The Pri-2012 Mortality Tables are an update to the RP-2014 Adjusted to 2006 Total Dataset Mortality while the updated improvement scale incorporates an additional year of mortality data (2017). We revised both the base mortality tables and mortality improvement assumption by incorporating both the Pri-2012 Mortality Tables and MP-2019 Mortality Improvement Scale for purpose of measuring our U.S. pension and OPEB obligations at December 31, 2019.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss comprises principally foreign currency translation adjustments, amounts related to the revaluation of our euro-denominated senior notes which were designated as a hedge of our net investment in foreign operations in 2014, a realized loss on a forward starting interest rate swap entered into in 2014 which was designated as a cash flow hedge, gains or losses on foreign currency cash flow hedges designated as effective hedging instruments, and deferred income taxes related to the aforementioned items.
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
Foreign exchange transaction and revaluation losses were $27.4 million, $10.5 million and $11.1 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in Other expenses, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by changes in the value of the underlying foreign currency exposures being hedged. Gains or losses under foreign currency forward contracts that have been designated as an effective hedging instrument under ASC 815, Derivatives and Hedging will be recorded in Accumulated other comprehensive loss beginning on the date of designation. All other gains and losses on foreign currency forward contracts not designated as an effective hedging instrument are recognized currently in Other expenses, net, and generally do not have a significant impact on results of operations.
We may also enter into interest rate swaps, collars or similar instruments from time to time, with the objective of reducing interest rate volatility relating to our borrowing costs.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia and designated it as an effective hedging instrument under ASC 815, Derivatives and Hedging. All other foreign currency forward contracts outstanding at December 31, 2019 and 2018 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued accounting guidance that requires assets and liabilities arising from leases to be recorded on the balance sheet. Additional disclosures are required regarding the amount, timing, and uncertainty of cash flows from leases. In July 2018, the FASB issued an amendment which would allow entities to initially apply this new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of Retained earnings. The Company adopted this standard on January 1, 2019 using this transition method. See Note 18, “Leases,” for further details.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2016, the FASB issued accounting guidance that, among other things, changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. Additional disclosures are required regarding an entity’s assumptions, models and methods for estimating the expected credit loss. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. Early adoption is permitted. We adopted this guidance on January 1, 2020 and it did not have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a reporting unit to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This guidance will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied on a prospective basis. Early adoption is permitted for goodwill impairment tests performed after January 1, 2017. We adopted this guidance on January 1, 2020 and it did not have a significant impact on our consolidated financial statements.
In August 2017, the FASB issued accounting guidance to better align an entity’s risk management activities with hedge accounting, simply the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. This guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. In October 2018, the FASB issued additional guidance that permits the use of the Overnight Index Swap Rate based on the Secured Overnight Financing Rate as a U.S. benchmark interest rate for hedge accounting purposes under ASC 815, Derivatives and Hedging. These new requirements became effective on January 1, 2019 and did not have a significant impact on our consolidated financial statements.
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

NOTE 2—Acquisitions:
On October 31, 2019 (the “Acquisition Closing Date”), we completed the previously announced acquisition of a 60% interest in MRL’s Wodgina Project for a total purchase price of approximately $1.3 billion. The purchase price is comprised of $820 million in cash, subject to certain adjustments capped at $22.5 million, and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at $480 million. The cash consideration was initially funded by the 2019 Credit Facility entered into on August 14, 2019; see Note 14, “Long-Term Debt,” for further details.
In addition, we have formed an unincorporated joint venture with MRL, MARBL, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton assets. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. As part of this acquisition, MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, has been formed to manage the Wodgina Project. We will consolidate our 60% ownership interest in the Manager in our consolidated financial statements.
This acquisition provides access to a high-quality hard rock lithium source, further diversifying our global lithium resource base, and strengthens our position by increasing capacity to support future market demand. In the short-term, we will idle production of the Wodgina Project until market conditions support production economics.
The results of our 60% ownership interest in MARBL are reported within the Lithium segment. Included in Net income attributable to Albemarle Corporation for the year ended December 31, 2019 is a loss of approximately $73.0 million

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

attributable to the joint venture from November 1, 2019 through December 31, 2019. There were no net sales attributable to the joint venture during this period. Included in Cost of goods sold and Selling, general and administrative expenses on our consolidated statements of income for the year ended December 31, 2019 is $1.0 million and $7.5 million, respectively, of costs directly related to this acquisition, primarily consisting of professional services and advisory fees, and $64.8 million of costs, included in Selling, general and administrative expenses, related to stamp duties levied on the assets purchased, with the unpaid balance recorded in Accrued expenses as of December 31, 2019. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of the Wodgina Project on our consolidated statements of income.
Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon third-party appraisals for certain assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $31.8 million and was recorded as Goodwill.
The following table summarizes the consideration paid for the joint venture and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Total purchase price:
Cash paid	$820,000
Fair value of 40% interest in Kemerton assets	480,000
Purchase agreement completion adjustment and other adjustments	23,566
Total purchase price	$1,323,566

Net assets acquired:
Inventories	$33,900
Other current assets	10,695
Property, plant and equipment:
Buildings and improvements	22,200
Machinery and equipment	163,806
Mineral rights and reserves	1,046,300
Construction in progress	103,700
Other assets	1,000
Current liabilities	(10,695)
Long-term debt(a)	(55,806)
Other noncurrent liabilities	(23,296)
Total identifiable net assets	1,291,804
Goodwill	31,762
Total net assets acquired	$1,323,566

(a)	Represents 60% ownership interest in finance lease acquired. See Note 18, “Leases,” for further information on the Company’s leases.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to Goodwill, is based upon preliminary information and is subject to change within the measurement-period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of Mineral rights and reserves and Goodwill. The fair value of the assets acquired and liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the mineral reserves of $1,005.3 million is determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the mine over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it will evaluate any necessary information prior to finalization of the amounts. During the measurement-period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. The effect of measurement-period adjustments to the estimated fair values will be recognized in the reporting period in which they are determined. The impact of all changes that do not qualify as measurement-period adjustments will be included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
Goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.

Other Acquisitions
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
Acquisition and integration related costs for the year ended December 31, 2019 of $1.0 million and $19.7 million were included in Cost of goods sold and Selling, general and administrative expenses, respectively, on our consolidated statements of income relating to various significant projects, including the acquisition of the Wodgina Project. Included in acquisition and integration related costs on our consolidated statements of income for the years ended December 31, 2018 and 2017 is $3.7 million and $14.3 million, respectively, in Cost of goods sold and $15.7 million and $19.6 million, respectively, in Selling, general and administrative expenses. These acquisition and integration related costs relate to various significant projects, including the Jiangxi Jiangli New Materials Science and Technology Co. Ltd. (“Jiangli New Materials”) acquisition, which contains non-routine compensation related costs negotiated specifically as a result of this acquisition that are outside of the Company’s ordinary compensation arrangements.

NOTE 3—Divestitures:
Polyolefin Catalysts and Components Business
On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co., with the sale closing on April 3, 2018. We received net cash proceeds of approximately $413.6 million and have recorded a gain of $210.4 million before income taxes in 2018 related to the sale of this business. The transaction included Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale did not include the Company’s organometallics or curatives portion of its PCS business. The Polyolefin Catalysts Divestiture reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid during the year for:
Income taxes (net of refunds of $7,438, $21,459 and $17,522 in 2019, 2018 and 2017, respectively)(a)	$170,450	$157,758	$320,222
Interest (net of capitalization)	$45,532	$49,762	$61,243

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$199,451	$134,784	$89,188

(a)
Includes approximately $41 million of income taxes paid in 2018 from the gain on sale of the Polyolefin Catalysts Divestiture, and $257 million of income taxes paid in 2017 from the gain on sale of the Chemetall Surface Treatment business.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $164.7 million of its construction in progress of the designated Kemerton assets during the year ended December 31, 2019, representing MRL’s 40% interest in the assets. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement. See Note 2, “Acquisitions,” for further details.

Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2019 and 2018 included $14.3 million and $28.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities. Included in Other, net for the year ended December 31, 2017 is $394.9 million related to the noncurrent portion of the one-time transition tax resulting from the enactment of the TCJA. For additional information, see Note 21, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2019, 2018 and 2017 is $27.4 million, $10.5 million and $11.1 million, respectively, related to losses on fluctuations in foreign currency exchange rates.

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$533,228	$693,562	$54,850
Denominator:
Weighted-average common shares for basic earnings per share	105,949	108,427	110,914
Basic earnings per share	$5.03	$6.40	$0.49
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$533,228	$693,562	$54,850
Denominator:
Weighted-average common shares for basic earnings per share	105,949	108,427	110,914
Incremental shares under stock compensation plans	372	1,031	1,466
Weighted-average common shares for diluted earnings per share	106,321	109,458	112,380
Diluted earnings per share	$5.02	$6.34	$0.49

At December 31, 2019, there were 214,904 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2019, there were 18,100 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2019, no shares of preferred stock have been issued.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
There were no shares of the Company’s common stock repurchased during the year ended December 31, 2019. As of December 31, 2019, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Value added tax/consumption tax	$52,059	$40,480
Other	15,492	11,579
Total	$67,551	$52,059

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Finished goods(a)	$495,639	$482,355
Raw materials and work in process(b)	205,781	158,290
Stores, supplies and other	67,564	59,895
Total	$768,984	$700,540

(a)
Included $44.3 million and $104.3 million at December 31, 2019 and 2018, respectively, of chemical grade spodumene in our Lithium segment, most of which is converted to battery-grade products either internally or through our tolling agreements.

(b)	Included $109.3 million and $71.4 million at December 31, 2019 and 2018, respectively, of work in process in our Lithium segment.
Approximately 10% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2019 and 2018. The portion of our domestic inventories stated on the LIFO basis amounted to $78.7 million and $69.2 million at December 31, 2019 and 2018, respectively, which are below replacement cost by approximately $30.8 million and $32.8 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Income tax receivables	$72,246	$40,116
Prepaid expenses	83,637	43,172
Other	6,930	1,502
Total	$162,813	$84,790

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2019 and 2018 (in thousands):

	Useful Lives (Years)	December 31,
		2019	2018
Land	—	$116,728	$123,518
Land improvements	10 – 30	83,256	63,349
Buildings and improvements	10 – 50	337,728	251,980
Machinery and equipment(a)	2 – 45	3,355,519	2,780,478
Mineral rights and reserves	7 – 60	1,764,067	696,033
Construction in progress	—	1,160,545	883,705
Total		$6,817,843	$4,799,063

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

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $183.3 million, $170.0 million and $169.5 million during the years ended December 31, 2019, 2018 and 2017, respectively. Interest capitalized on significant capital projects in 2019, 2018 and 2017 was $30.2 million, $19.3 million and $7.4 million, respectively.

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Joint ventures	$534,430	$486,032
Nonmarketable securities	11,746	9,177
Marketable equity securities	33,637	33,513
Total	$579,813	$528,722

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2019	2018	2017
*	Windfield Holdings Pty. Ltd. - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%

Our investment in the significant unconsolidated joint ventures above amounted to $513.8 million and $466.1 million as of December 31, 2019 and 2018, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $128.0 million, $88.8 million and $86.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $216.9 million and $159.9 million of our consolidated retained earnings at December 31, 2019 and 2018, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists the assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2019	2018
Summary of Balance Sheet Information:
Current assets	$473,426	$476,460
Noncurrent assets	1,404,765	1,159,866
Total assets	$1,878,191	$1,636,326

Current liabilities	$201,792	$191,971
Noncurrent liabilities	583,839	422,769
Total liabilities	$785,631	$614,740

	Year Ended December 31,
	2019	2018	2017
Summary of Statements of Income Information:
Net sales	$910,891	$829,590	$687,561
Gross profit	$496,150	$456,518	$353,577
Income before income taxes	$384,690	$332,632	$267,805
Net income	$229,733	$225,791	$184,777

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $71.0 million, $56.4 million and $38.1 million in 2019, 2018 and 2017, respectively.
At December 31, 2019 and 2018, the carrying amount of our investments in unconsolidated joint ventures differed from the amount of underlying equity in net assets by approximately $15.3 million and $0.4 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis.
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $397.2 million and $349.6 million at December 31, 2019 and December 31, 2018, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $7.6 million and $8.1 million at December 31, 2019 and December 31, 2018, respectively. Our unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
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
On October 31, 2019, the Company completed the acquisition of 60% interest in MRL’s Wodgina Project and formed an unincorporated joint venture with MRL. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. See Note 2, “Acquisitions,” for additional information.
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2019 and 2018, these marketable securities amounted to $28.7 million and $26.3 million, respectively.

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Deferred income taxes(a)	$15,275	$17,029
Assets related to unrecognized tax benefits(a)	26,127	12,984
Operating leases(b)	133,864	—
Other(c)	37,795	50,122
Total	$213,061	$80,135

(a)	See Note 1, “Summary of Significant Accounting Policies” and Note 21, “Income Taxes.”

(b)	See Note 18, “Leases.”

(c)	As of December 31, 2019 and 2018, a $28.7 million reserve was recorded against a note receivable on one of our European entities no longer deemed probable of collection.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2019 and 2018 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2017	$1,389,089	$20,319	$194,361	$6,586	$1,610,355
Foreign currency translation adjustments and other	(34,310)	—	(8,876)	—	(43,186)
Balance at December 31, 2018	1,354,779	20,319	185,485	6,586	1,567,169
Acquisitions(a)	31,762	—	—	—	31,762
Foreign currency translation adjustments and other	(15,695)	—	(4,451)	—	(20,146)
Balance at December 31, 2019	$1,370,846	$20,319	$181,034	$6,586	$1,578,785

(a)	Represents preliminary purchase price adjustments for the Wodgina Project acquisition recorded for the year ended December 31, 2019. See Note 2, “Acquisitions,” for additional information.

Other intangibles consist of the following at December 31, 2019 and 2018 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2017	$439,312	$18,981	$61,618	$37,256	$557,167
Foreign currency translation adjustments and other	(10,940)	(528)	(5,817)	6,452	(10,833)
Balance at December 31, 2018	428,372	18,453	55,801	43,708	546,334
Foreign currency translation adjustments and other	(5,910)	(366)	(781)	(2,426)	(9,483)
Balance at December 31, 2019	$422,462	$18,087	$55,020	$41,282	$536,851
Accumulated Amortization
Balance at December 31, 2017	$(74,704)	$(8,295)	$(35,203)	$(17,462)	$(135,664)
Amortization	(23,402)	—	(1,450)	(3,127)	(27,979)
Foreign currency translation adjustments and other	2,309	119	1,405	(381)	3,452
Balance at December 31, 2018	(95,797)	(8,176)	(35,248)	(20,970)	(160,191)
Amortization	(23,020)	—	(1,388)	(2,714)	(27,122)
Foreign currency translation adjustments and other	2,068	238	439	2,339	5,084
Balance at December 31, 2019	$(116,749)	$(7,938)	$(36,197)	$(21,345)	$(182,229)
Net Book Value at December 31, 2018	$332,575	$10,277	$20,553	$22,738	$386,143
Net Book Value at December 31, 2019	$305,713	$10,149	$18,823	$19,937	$354,622

(a)	Net Book Value includes only indefinite-lived intangible assets.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $27.1 million, $28.0 million and $25.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. Included in amortization for the years ended December 31, 2019, 2018 and 2017 is $19.5 million, $19.7 million and $17.7 million, respectively, of amortization using the pattern of economic benefit method.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2020	$25,356
2021	$24,747
2022	$24,153
2023	$23,586
2024	$22,787

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Employee benefits, payroll and related taxes	$82,028	$77,814
Wodgina Project acquisition consideration obligation(a)	260,686	—
Other(b)	210,446	179,509
Total	$553,160	$257,323

(a)
Represents the 40% interest in the Kemerton assets, which are under construction, expected to be transferred to MRL in the next twelve months as part of the consideration paid for the Wodgina Project acquisition, as well as the $64.8 million of stamp duties levied on the assets purchased. See Note 2, “Acquisitions,” for further details.

(b)	No individual component exceeds 5% of total current liabilities.

NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
1.125% notes, net of unamortized discount and debt issuance costs of $5,659 at December 31, 2019	$549,241	$—
1.625% notes, net of unamortized discount and debt issuance costs of $5,696 at December 31, 2019	549,204	—
1.875% Senior notes, net of unamortized discount and debt issuance costs of $1,831 at December 31, 2019 and $2,841 at December 31, 2018	434,241	444,155
3.45% Senior notes, net of unamortized discount and debt issuance costs of $3,533 at December 31, 2019	296,467	—
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,398 at December 31, 2019 and $2,884 at December 31, 2018	422,603	422,116
4.50% Senior notes, net of unamortized discount and debt issuance costs of $589 at December 31, 2018	—	174,626
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,850 at December 31, 2019 and $4,004 at December 31, 2018	346,150	345,996
Floating rate notes, net of unamortized debt issuance costs of $1,169 at December 31, 2019	198,831	—
Commercial paper notes	186,700	306,606
Variable-rate foreign bank loans	7,296	7,216
Finance lease obligations	59,524	4,495
Total long-term debt	3,050,257	1,705,210
Less amounts due within one year	187,336	307,294
Long-term debt, less current portion	$2,862,921	$1,397,916

Aggregate annual maturities of long-term debt as of December 31, 2019 are as follows (in millions): 2020—$187.3; 2021—$436.1; 2022—$200.0; 2023—$0.0; 2024—$425.0; thereafter—$1,826.0.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2019 Notes
On November 25, 2019, we issued a series of notes (collectively, the “2019 Notes”) as follows:

•
$200.0 million aggregate principal amount of notes, bearing interest at a floating rate payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning in 2020 (“Floating Rate Notes”), with the interest rate reset on each interest payment date. Borrowings under these notes bear interest at a floating rate based on the 3-month London inter-bank offered rate (“LIBOR”) plus 105 basis points. The floating interest rate for the initial interest period is 2.9595%. These notes mature on November 15, 2022.

•
€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.125% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.30%. These notes mature on November 25, 2025.

•
€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.625% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.74%. These notes mature on November 25, 2028.

•
$300.0 million aggregate principal amount of senior notes, bearing interest at a rate of 3.45% payable semi-annually on May 15 and November 15 of each year, beginning in 2020. The effective interest rate on these senior notes is approximately 3.58%. These senior notes mature on November 15, 2029.

The net proceeds from the issuance of the 2019 Notes were used to repay the $1.0 billion balance of the 2019 Credit Facility (see below for further details), a large portion of approximately $370 million of commercial paper notes, the remaining balance of $175.2 million of the senior notes issued on December 10, 2010 (“2010 Senior Notes”), and for general corporate purposes. The 2010 Senior Notes were originally due to mature on December 15, 2020 and bore interest at a rate of 4.50%. During the year ended December 31, 2019, we recorded a loss on early extinguishment of debt of $4.8 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2010 Senior Notes.
2014 Senior Notes
We currently have the following senior notes outstanding, initially issued in the fourth quarter of 2014:

•
€393.0 million aggregate principal amount of senior notes, issued on December 8, 2014, bearing interest at a rate of 1.875% payable annually on December 8 of each year, beginning in 2015. The effective interest rate on these senior notes is approximately 2.10%. These senior notes mature on December 8, 2021.

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
On December 18, 2014, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. During the years ended December 31, 2019, 2018 and 2017, gains (losses) of $8.4 million, $25.8 million and ($41.8) million (net of income taxes), respectively, were recorded in Accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of December 31, 2019. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2019.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility (the “2019 Credit Facility”) with several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for an additional period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.125% as of December 31, 2019. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in MRL’s Wodgina Project and for general corporate purposes and as noted above, such amount was repaid in full in November 2019. Following the repayment of the amounts borrowed, the Company had $200 million remaining to borrow under this credit facility. There were no borrowings outstanding under the 2019 Credit Facility as of December 31, 2019.
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
Borrowings under the 2019 Credit Facility and 2018 Credit Agreement (together “the Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 3.50:1.00, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated.
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.2 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2019, we had $186.7 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 2.01% and a weighted-average maturity of 39 days.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $307 million at December 31, 2019. Outstanding borrowings under these agreements were

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$7.3 million and $7.2 million at December 31, 2019 and 2018, respectively. The average interest rate on borrowings under these agreements during 2019, 2018 and 2017 was approximately 0.36%, 0.69% and 1.26%, respectively.
At December 31, 2019 and 2018, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2019 and 2018. At December 31, 2019, we had the ability to borrow $1.01 billion under our commercial paper program and the Credit Agreements.
We believe that as of December 31, 2019, we were, and currently are, in compliance with all of our debt covenants.

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
The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2019		Year Ended December 31, 2018
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$635,866	$240,303	$685,963	$275,006
Service cost	730	3,680	1,043	3,919
Interest cost	28,199	4,998	26,804	5,144
Plan amendments	—	—	—	233
Actuarial loss (gain)	56,108	21,588	(36,844)	(17,885)
Benefits paid	(42,183)	(10,088)	(41,100)	(9,974)
Employee contributions	—	133	—	182
Foreign exchange gain	—	(1,772)	—	(12,632)
Settlements/curtailments	—	(398)	—	(3,628)
Other	—	(70)	—	(62)
Benefit obligation at December 31	$678,720	$258,374	$635,866	$240,303

Change in plan assets:
Fair value of plan assets at January 1	$513,075	$70,584	$580,396	$79,478
Actual return on plan assets	82,926	9,417	(28,457)	(1,593)
Employer contributions	2,865	10,572	2,236	10,700
Benefits paid	(42,183)	(10,088)	(41,100)	(9,974)
Employee contributions	—	133	—	182
Foreign exchange gain (loss)	—	1,316	—	(4,519)
Settlements/curtailments	—	(398)	—	(3,628)
Other	—	(70)	—	(62)
Fair value of plan assets at December 31	$556,683	$81,466	$513,075	$70,584

Funded status at December 31	$(122,037)	$(176,908)	$(122,791)	$(169,719)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019		December 31, 2018
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(1,224)	$(5,648)	$(1,342)	$(5,772)
Noncurrent liabilities (pension benefits)	(120,813)	(171,260)	(121,449)	(163,947)
Net pension liability	$(122,037)	$(176,908)	$(122,791)	$(169,719)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$224	$—	$(409)
Net amount recognized	$—	$224	$—	$(409)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.56%	1.33%	4.59%	2.15%
Rate of compensation increase	—%	3.72%	—%	3.63%

The accumulated benefit obligation for all defined benefit pension plans was $927.6 million and $867.4 million at December 31, 2019 and 2018, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2019	2018
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$50,390	$56,647
Service cost	98	117
Interest cost	2,197	2,168
Actuarial loss (gain)	5,445	(5,661)
Benefits paid	(3,041)	(2,881)
Benefit obligation at December 31	$55,089	$50,390

Change in plan assets:
Fair value of plan assets at January 1	$—	$834
Actual return on plan assets	—	(253)
Employer contributions	3,041	2,300
Benefits paid	(3,041)	(2,881)
Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(55,089)	$(50,390)

	December 31,
	2019	2018
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(4,190)	$(4,233)
Noncurrent liabilities (postretirement benefits)	(50,899)	(46,157)
Net postretirement liability	$(55,089)	$(50,390)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	3.53%	4.55%
Rate of compensation increase	3.50%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$730	$3,680	$1,043	$3,919	$985	$2,547
Interest cost	28,199	4,998	26,804	5,144	28,614	5,128
Expected return on assets	(33,926)	(3,837)	(38,621)	(4,204)	(36,243)	(4,441)
Actuarial loss (gain)	7,106	16,784	30,234	(10,833)	(13,910)	483
Amortization of prior service benefit	—	37	60	34	75	56
Total net pension benefits cost (credit)	$2,109	$21,662	$19,520	$(5,940)	$(20,479)	$3,773

Weighted-average assumption percentages:
Discount rate	4.59%	2.15%	4.03%	1.94%	4.43%	2.00%
Expected return on plan assets	6.89%	5.51%	6.89%	5.52%	6.89%	6.16%
Rate of compensation increase	—%	3.63%	—%	3.18%	—%	3.18%

Effective January 1, 2020, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.88% and 4.07%, respectively.
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$98	$117	$121
Interest cost	2,197	2,168	2,340
Expected return on assets	—	(7)	(110)
Actuarial loss (gain)	5,449	(5,400)	2,014
Amortization of prior service benefit	—	(48)	(95)
Total net postretirement benefits cost (credit)	$7,744	$(3,170)	$4,270

Weighted-average assumption percentages:
Discount rate	4.55%	3.99%	4.35%
Expected return on plan assets	—%	7.00%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%

All components of net benefit cost (credit), other than service cost, are included in Other expenses, net on the consolidated statements of income.
The mark-to-market actuarial loss in 2019 is primarily attributable to a decrease in the weighted-average discount rate to 3.56% from 4.59% for our U.S. pension plans and to 1.33% from 2.15% for our foreign pension plans to reflect market conditions as of the December 31, 2019 measurement date. This was partially offset by a higher return on pension plan assets in 2019 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 15.82% versus an expected return of 6.72%.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$119,842	$118,255	$1,587	$—
International Equity(b)	126,828	95,246	31,582	—
Fixed Income(c)	317,667	279,731	37,936	—
Absolute Return Measured at Net Asset Value(d)	73,777	—	—	—
Cash	35	35	—	—
Total Pension Assets	$638,149	$493,267	$71,105	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$113,355	$111,665	$1,690	$—
International Equity(b)	114,554	90,651	23,903	—
Fixed Income(c)	254,437	219,124	35,313	—
Absolute Return Measured at Net Asset Value(d)	71,987	—	—	—
Cash	29,326	29,326	—	—
Total Pension Assets	$583,659	$450,766	$60,906	$—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)	Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.

(b)
Consists primarily of international equity funds which invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

(c)	Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.

(d)
Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $73.8 million and $72.0 million as of December 31, 2019 and 2018, respectively, are included in this table to permit reconciliation to the reconciliation of plan assets table above.

The Company’s pension plan assets in the U.S. and U.K. represent approximately 97% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2019 and 2018, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	42%
Fixed income	49%
Absolute return	9%

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
We made contributions to our defined benefit pension and OPEB plans of $16.5 million, $15.2 million and $13.3 million during the years ended December 31, 2019, 2018 and 2017, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $13 million in 2020. Also, we expect to pay approximately $4 million in premiums to our U.S. postretirement benefit plan in 2020. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2020	$42.3	$10.6	$4.2
2021	$47.8	$10.0	$4.0
2022	$48.4	$9.5	$3.9
2023	$48.9	$12.3	$3.9
2024	$49.0	$10.4	$3.8
2025-2029	$240.9	$54.6	$17.5

We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

limitations imposed on qualified plan benefits by federal income tax regulations. Costs (credits) relating to our SERP were $2.2 million, ($0.8) million and $2.6 million for the years ended December 31, 2019, 2018 and 2017, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2019 and 2018 was $21.3 million and $21.9 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.2 million are expected to be paid to SERP retirees in 2020. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2019, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $11.5 million, $11.8 million, and $10.3 million in 2019, 2018 and 2017, respectively.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $12.6 million, $12.7 million and $11.3 million in 2019, 2018 and 2017, respectively.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $9.7 million, $10.2 million and $9.9 million in 2019, 2018 and 2017, respectively, in annual premiums and related costs pertaining to this plan.
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
Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2018, the date of the most recently available information for the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees, and former employees of certain divested businesses, who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan were approximately $1.4 million in 2019 and $1.5 million in 2018 and 2017. The Company’s contributions represented more than 5% of total contributions to the DN Pensionskasse in 2019.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the years ended December 31, 2019, 2018 and 2017, we made contributions for our employees covered under this plan of approximately $1.8 million, $2.3 million and $3.3 million, respectively, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. The value of the additional funding required under the financial improvement plan each year is determined upon the completion of the annual financial statements and are payable in the second quarter of the following year. A portion of the additional funding necessary for the year will be based on an estimate prepared on September 30 of each year and payable in the fourth quarter of that same year.

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31,
	2019	2018
Transition tax on foreign earnings(a)	$303,490	$317,745
Wodgina Project acquisition consideration obligation(b)	120,800	—
Operating leases(c)	114,686	—
Liabilities related to uncertain tax positions(d)	21,169	22,877
Executive deferred compensation plan obligation	28,715	26,292
Environmental liabilities(e)	33,058	40,376
Asset retirement obligations(e)	55,848	41,489
Tax indemnification liability(f)	30,993	45,347
Other(g)	45,777	32,816
Total	$754,536	$526,942

(a)	Noncurrent portion of one-time transition tax on foreign earnings. See Note 21, “Income Taxes,” for additional information.

(b)
Represents the 40% interest in the Kemerton assets, which are under construction, expected to be transferred to MRL as part of the consideration paid for the Wodgina Project acquisition. See Note 2, “Acquisitions,” for further details.

(c)	See Note 18, “Leases.”

(d)	See Note 21, “Income Taxes.”

(e)	See Note 17, “Commitments and Contingencies.”

(f)
Indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold. The December 31, 2018 balance also includes the settlement of an ongoing audit of a previously disposed business in Germany.

(g)	No individual component exceeds 5% of total liabilities.

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance, beginning of year	$49,569	$39,808	$34,919
Expenditures	(6,037)	(6,885)	(1,818)
Accretion of discount	1,030	1,283	896
Additions and changes in estimates(a)	1,129	17,039	3,344
Foreign currency translation adjustments and other	(3,099)	(1,676)	2,467
Balance, end of year	42,592	49,569	39,808
Less amounts reported in Accrued expenses	9,534	9,193	2,290
Amounts reported in Other noncurrent liabilities	$33,058	$40,376	$37,518

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)
Increase in additions in 2018 primarily related to the indemnification of the buyer of a formerly owned site. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.

Environmental remediation liabilities included discounted liabilities of $35.6 million and $40.4 million at December 31, 2019 and 2018, respectively, discounted at rates with a weighted-average of 3.7%, with the undiscounted amount totaling $69.2 million and $74.5 million at December 31, 2019 and 2018, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018
Balance, beginning of year	$41,489	$40,450
Acquisitions(a)	4,650	—
Additions and changes in estimates(b)	14,734	740
Accretion of discount	2,035	1,500
Liabilities settled	(3,289)	(786)
Foreign currency translation adjustments and other	627	(415)
Balance, end of year	$60,246	$41,489
Less amounts reported in Accrued expenses	4,398	—
Amounts reported in Other noncurrent liabilities	$55,848	$41,489

(a)	Represents preliminary purchase price adjustments for the Wodgina Project acquisition recorded for the year ended December 31, 2019. See Note 2, “Acquisitions,” for additional information.

(b)
Increase in additions in 2019 related to $11.1 million of new asset retirement obligations in Chile and Australia and $3.6 million of charges related to the update of an estimate at a site formerly owned by Albemarle.

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
During the year ended December 31, 2018, we recorded a charge of $16.2 million in Other expenses, net resulting from a jury rendering a verdict against Albemarle in a legal matter related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures. In addition, during the year ended December 31, 2018, we recorded a charge of $10.8 million in Other expenses, net due to a settlement of a legal matter related to guarantees from a previously disposed business. Both matters were resolved and paid during the year ended December 31, 2018.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $31.0 million and $45.3 million at December 31, 2019 and 2018, respectively, recorded in Other noncurrent liabilities related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold. The balance at December 31, 2018 also included the settlement of an ongoing audit of a previously disposed business in Germany.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2020	2021	2022	2023	2024	Thereafter
Letters of credit and other guarantees	$49,152	$11,383	$1,303	$1,190	$—	$19,305

The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2019. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We currently, and are from time to time, subject to transactional audits in various taxing jurisdictions and to customs audits globally. We do not expect the financial impact of any of these audits to have a material adverse effect on the Company’s results of operations, financial condition or cash flows.

NOTE 18—Leases:
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
The following table provides details of our lease contracts for the year ended December 31, 2019 (in thousands):

December 31, 2019
Operating lease cost	$35,335
Finance lease cost:
Amortization of right of use assets	625
Interest on lease liabilities	117
Total finance lease cost	742

Short-term lease cost	6,655
Variable lease cost	6,198
Total lease cost	$48,930

Rental expense was approximately $37.6 million and $31.2 million for 2018 and 2017, respectively.
Supplemental cash flow information related to our lease contracts for the year ended December 31, 2019 is as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,946
Operating cash flows from finance leases	117
Financing cash flows from finance leases	678
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	24,687
Finance leases(a)	55,806

(a)	Represents 60% ownership interest in finance lease acquired as part of the Wodgina Project acquisition. See Note 2, “Acquisitions,” for further details.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at December 31, 2019 is as follows (in thousands, except as noted):

December 31, 2019
Operating leases:
Other assets	$133,864

Current operating lease liability	23,137
Other noncurrent liabilities	114,686
Total operating lease liabilities	137,823
Finance leases:
Net property, plant and equipment	59,494

Current portion of long-term debt	636
Long-term debt	58,888
Total finance lease liabilities	59,524
Weighted average remaining lease term (in years):
Operating leases	11.4
Finance leases	28.3
Weighted average discount rate (%):
Operating leases	3.84%
Finance leases	4.56%

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

	Operating Leases	Finance Leases
2020	$28,333	$2,229
2021	15,306	2,140
2022	13,153	4,431
2023	12,433	4,431
2024	11,850	4,431
Thereafter	94,002	94,788
Total lease payments	175,077	112,450
Less imputed interest	37,254	52,926
Total	$137,823	$59,524

NOTE 19—Stock-based Compensation Expense:
Incentive Plans
We have various share-based compensation plans that authorize the granting of (i) qualified and non-qualified stock options to purchase shares of our common stock, (ii) restricted stock and restricted stock units, (iii) performance unit awards and (iv) stock appreciation rights (“SARs”) to employees and non-employee directors, at our option. Stock options granted to employees generally vest over three years and have a term of ten years. Restricted stock and restricted stock unit awards vest in periods ranging from one to five years from the date of grant. Performance unit awards are earned at a level ranging from 0% to 200% contingent upon the achievement of specific performance criteria over periods ranging from one to three years. Distribution of earned units occurs generally 50% upon completion of the applicable measurement period with the remaining 50% distributed one year thereafter.
In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. Under the Albemarle Corporation 2013 Stock Compensation and Deferral Election

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2019, there were 4,005,657 shares available for grant under the Incentive Plan and 360,575 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2019, 2018 and 2017 amounted to $21.3 million, $15.2 million and $19.4 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2019, 2018 and 2017 amounted to $3.2 million, $2.6 million and $7.0 million, respectively. As a result of the sale of the Chemetall Surface Treatment business in 2016, we converted previously granted incentive awards owed to Chemetall employees to a cash liability to be paid on the original vesting dates of the awards. At December 31, 2019, $0.7 million of this cash liability was included in Accrued liabilities.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2019:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	1,316,733	$59.55	4.3	$26,438
Granted	95,639	91.00
Exercised	(161,909)	29.73
Forfeited	(5,932)	95.47
Outstanding at December 31, 2019	1,244,531	$65.67	4.2	$14,593
Exercisable at December 31, 2019	980,865	$59.47	3.3	$13,583

We granted 95,639, 63,259 and 82,204 stock options during 2019, 2018 and 2017, respectively. There were no significant modifications made to any share-based grants during these periods.
The fair value of each option granted during the years ended December 31, 2019, 2018 and 2017 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	1.58%	1.44%	1.56%
Volatility	32.50%	32.48%	32.70%
Average expected life (years)	6	6	6
Risk-free interest rate	2.81%	3.06%	2.51%
Fair value of options granted	$27.71	$37.35	$27.99

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
The intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $8.1 million, $6.2 million and $15.6 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2019 is approximately $2.8 million and is expected to be recognized over a remaining weighted-average period of 1.8 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $4.8 million and $1.9 million for

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the year ended December 31, 2019, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	317,437	$97.39
Granted	100,288	107.68
Vested	(139,034)	66.93
Forfeited	(18,958)	124.45
Nonvested, end of period	259,733	115.69

The weighted average grant date fair value of performance unit awards granted in 2019, 2018 and 2017 was $10.8 million, $10.9 million and $9.6 million, respectively. During 2019, half of the performance unit awards granted were based on the targeted return on invested capital (“ROIC Award”), while the other half were granted based on targeted market conditions (“TSR Award”). During 2018 and 2017, all performance unit awards were TSR awards. The fair value of each TSR Award was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Volatility	30.11%	29.92%	30.34%
Risk-free interest rate	2.43%	2.36%	1.34%

The weighted average fair value of performance unit awards that vested during 2019, 2018 and 2017 was $11.7 million, $20.0 million and $11.9 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2019 is approximately $11.7 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.4 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2019:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	257,518	$85.44
Granted	131,365	79.27
Vested	(89,548)	73.61
Forfeited	(26,775)	89.23
Nonvested, end of period	272,560	85.98

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2019, 2018 and 2017 was $10.4 million, $10.9 million and $8.2 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2019, 2018 and 2017 was $7.5 million, $4.9 million and $3.1 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2019 is approximately $12.7 million and is expected to be recognized over a remaining weighted-average period of 2.1 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Foreign Currency Translation	Pension and Post-Retirement Benefits(a)	Net Investment Hedge	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Accumulated other comprehensive (loss) income - balance at December 31, 2016	$(484,121)	$76	$88,378	$—	$(16,745)	$(412,412)
Other comprehensive income (loss) before reclassifications	227,439	—	(41,827)	—	—	185,612
Amounts reclassified from accumulated other comprehensive loss	—	(97)	—	—	2,116	2,019
Other comprehensive income (loss), net of tax	227,439	(97)	(41,827)	—	2,116	187,631
Other comprehensive income attributable to noncontrolling interests	(887)	—	—	—	—	(887)
Accumulated other comprehensive (loss) income - balance at December 31, 2017	$(257,569)	$(21)	$46,551	$—	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(150,258)	—	15,695	—	—	(134,563)
Amounts reclassified from accumulated other comprehensive loss(d)	—	(138)	10,091	—	(585)	9,368
Other comprehensive (loss) income, net of tax	(150,258)	(138)	25,786	—	(585)	(125,195)
Other comprehensive loss attributable to noncontrolling interests	181	—	—	—	—	181
Accumulated other comprehensive (loss) income - balance at December 31, 2018	$(407,646)	$(159)	$72,337	$—	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(62,031)	576	8,441	4,847	—	(48,167)
Amounts reclassified from accumulated other comprehensive loss	—	56	—	—	2,591	2,647
Other comprehensive (loss) income, net of tax	(62,031)	632	8,441	4,847	2,591	(45,520)
Other comprehensive loss attributable to noncontrolling interests	467	—	—	—	—	467
Accumulated other comprehensive (loss) income - balance at December 31, 2019	$(469,210)	$473	$80,778	$4,847	$(12,623)	$(395,735)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 15, “Pension Plans and Other Postretirement Benefits,” for additional information.

(b)
We entered into a foreign currency forward contract in the fourth quarter of 2019, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 22, “Fair Value of Financial Instruments,” for additional information.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the years ended December 31, 2019, 2018 and 2017 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
2019
Other comprehensive (loss) income, before tax	$(62,030)	$633	$10,867	$4,847	$3,336
Income tax expense	(1)	(1)	(2,426)	—	(745)
Other comprehensive (loss) income, net of tax	$(62,031)	$632	$8,441	$4,847	$2,591

2018
Other comprehensive (loss) income, before tax	$(150,262)	$(128)	$20,424	$—	$3,336
Income tax benefit (expense)	4	(10)	5,362	—	(3,921)
Other comprehensive (loss) income, net of tax	$(150,258)	$(138)	$25,786	$—	$(585)

2017
Other comprehensive income (loss), before tax	$228,508	$(96)	$(65,958)	$—	$3,336
Income tax (expense) benefit	(1,069)	(1)	24,131	—	(1,220)
Other comprehensive income (loss), net of tax	$227,439	$(97)	$(41,827)	$—	$2,116

NOTE 21—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$190,195	$223,702	$(8,293)
Foreign	372,755	570,999	455,091
Total	$562,950	$794,701	$446,798
Current income tax expense (benefit):
Federal	$21,258	$(2,712)	$394,747
State	5,453	6,793	323
Foreign	47,056	91,581	78,688
Total	$73,767	$95,662	$473,758
Deferred income tax (benefit) expense:
Federal	$13,255	$15,573	$(58,640)
State	(7,369)	1,614	(2,288)
Foreign	8,508	31,977	18,987
Total	$14,394	$49,164	$(41,941)

Total income tax expense	$88,161	$144,826	$431,817

The TCJA was signed into law in the U.S. in December 2017, after which the SEC staff issued SAB 118, which provided a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740, Income Taxes. In connection with the enactment of the TCJA, the Company recorded a net tax expense of $366.9 million during 2017 and additional net benefits of $29.3 million in 2018 including measurement period adjustments, primarily related to the one-time transition tax, the remeasurement of deferred tax assets and liabilities and other TCJA impacts.

The current and deferred income tax expense for 2019 decreased as a result of our geographic mix of earnings. The decrease in the current income tax expense from 2017 to 2018 is primarily related to the tax impact of the one-time transition

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

tax imposed by the TCJA recorded in 2017. The increase in the deferred tax expense from 2017 to 2018 is primarily related to the tax impact associated with the remeasurement of deferred tax assets and liabilities under the TCJA from a statutory rate of 35% to 21% recorded in 2017.
As of January 1, 2018, the Company recorded a cumulative adjustment to decrease Retained earnings by $18.1 million as a result of the adoption of income tax standard updates.
The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2019	2018	2017
Federal statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal tax benefit	(0.5)	0.9	(0.5)
Change in valuation allowance (a)	1.9	0.7	(1.4)
Impact of foreign earnings, net(b)	(3.7)	(0.3)	(13.5)
Global intangible low tax inclusion	1.8	0.8	—
Change in U.S. federal statutory rate(c)	—	0.1	(14.0)
Transition tax on deferred foreign earnings(d)	—	(5.3)	96.1
Subpart F income	0.6	0.9	2.0
Undistributed earnings of foreign subsidiaries	—	—	(2.2)
Stock-based compensation	(0.6)	(0.7)	(1.9)
Depletion	(0.7)	(0.6)	(1.4)
Revaluation of unrecognized tax benefits/reserve requirements	(2.7)	—	(0.7)
Other items, net	(1.4)	0.7	(0.9)
Effective income tax rate	15.7%	18.2%	96.6%

(a)
The year ended December 31, 2019 includes a $2.1 million benefit due to the release of a foreign valuation allowance due to changes in expected profitability. 2018 includes an $8.2 million expense due to the establishment of a valuation allowance due to a foreign restructuring plan and a $1.5 million benefit due to the release of a foreign valuation allowance due to changes in expected profitability. 2017 includes a $10.9 million benefit from the release of valuation allowances due to a foreign restructuring plan.

(b)
Our statutory rate is decreased by of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 8.0%, 3.3%, and 8.9% for 2019, 2018, and 2017, respectively.

(c)
At December 31, 2017 we made a reasonable estimate of the tax impact of the U.S. enacted tax law on our business and our consolidated financial statements and recorded a provisional tax benefit of $62.3 million related to the remeasurement of our deferred tax assets and liabilities for the reduction in the Federal statutory tax rate from 35% to 21%. In 2018, the updates to our calculation of the remeasurement of deferred tax assets and liabilities resulted in income tax expense of $0.4 million.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2019 and 2018 consist of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued employee benefits	$17,462	$18,462
Operating loss carryovers	1,134,410	1,210,377
Pensions	64,230	61,308
Tax credit carryovers	1,497	1,270
Other	64,955	35,895
Gross deferred tax assets	1,282,554	1,327,312
Valuation allowance	(1,148,268)	(1,213,750)
Deferred tax assets	134,286	113,562
Deferred tax liabilities:
Depreciation	(349,264)	(337,503)
Intangibles	(88,934)	(88,871)
Hedge of net investment of foreign subsidiary	(23,498)	(21,854)
Other	(55,173)	(31,287)
Deferred tax liabilities	(516,869)	(479,515)

Net deferred tax liabilities	$(382,583)	$(365,953)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$15,275	$17,029
Noncurrent deferred tax liabilities	(397,858)	(382,982)
Net deferred tax liabilities	$(382,583)	$(365,953)
Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$(1,213,750)	$(458,288)	$(69,900)
Additions(a)	(24,986)	(766,012)	(408,252)
Deductions	90,468	10,550	19,864
Balance at December 31	$(1,148,268)	$(1,213,750)	$(458,288)

(a)
During 2018, the Company recognized intercompany losses at a foreign entity related to international restructuring resulting in an increase to the deferred tax asset for net operating losses and an associated and equal valuation allowance of $749.8 million.

At December 31, 2019, we had approximately $1.5 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2020 and 2038. We have established valuation allowances for $0.2 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2019, we have on a pre-tax basis, domestic state net operating losses of $200.3 million, expiring between 2020 and 2039, which have pre-tax valuation allowances of $63.6 million established. In addition, we have on a pre-tax basis $4.52 billion of foreign net operating losses, which have pre-tax valuation allowances for $4.49 billion established. $2.76 billion of these foreign net operating losses expire in 2035 and $1.75 billion have an indefinite life. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $56.7 million and $77.7 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019, we have not recorded taxes on approximately $4.2 billion of cumulative undistributed earnings of our non-U.S.subsidiaries and joint ventures. The TCJA imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. We generally do not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $21.2 million and $22.9 million at December 31, 2019 and 2018, respectively, inclusive of interest and penalties of $3.7 million and $3.2 million at December 31, 2019 and 2018, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2019 and 2018 were reduced by $26.1 million and $13.0 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net asset of $8.6 million as of December 31, 2019 would unfavorably affect earnings if recognized and released, while the net liability of $6.7 million at December 31, 2018 would favorably affect earnings if recognized and released.
The liabilities related to uncertain tax positions, exclusive of interest, were $17.5 million and $19.7 million at December 31, 2019 and 2018, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$19,742	$21,438	$25,384
Additions for tax positions related to prior years	2,235	874	—
Reductions for tax positions related to prior years	—	—	(1,933)
Additions for tax positions related to current year	—	1,091	1,132
Lapses in statutes of limitations/settlements	(4,494)	(3,578)	(4,198)
Foreign currency translation adjustment	65	(83)	1,053
Balance at December 31	$17,548	$19,742	$21,438
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2011. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2011.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2018 related to Germany, Italy, India, Belgium, and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $9.6 million as a result of closure of tax statutes.

NOTE 22—Fair Value of Financial Instruments:
In assessing the fair value of financial instruments, we use methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for our financial instruments is as follows:
Long-Term Debt—the fair values of our notes are estimated using Level 1 inputs and account for the difference between the recorded amount and fair value of our long-term debt. The carrying value of our remaining long-term debt reported in the accompanying consolidated balance sheets approximates fair value as substantially all of such debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2019		2018
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,069,417	$3,173,341	$1,712,003	$1,731,271

Foreign Currency Forward Contracts—In the fourth quarter of 2019, we entered into a foreign currency forward contract, with a notional value of 727.9 million Australian Dollars, to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At December 31, 2019, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $481.2 million.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At December 31, 2019 and 2018, we had outstanding non-designated foreign currency forward contracts with notional values totaling $1.15 billion and $626.5 million, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso and Australian Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of December 31, 2019 and 2018 (in thousands):

	Assets		Liabilities
	December 31,		December 31,
	2019	2018	2019	2018
Designated as hedging instruments(a)	$5,369	$—	$—	$—
Not designated as hedging instruments(b)	2,032	431	3,613	—
Total	$7,401	$431	$3,613	$—

(a)	Included $3.7 million in Other current assets and $1.7 million in Other assets at December 31, 2019.

(b)	Included $2.0 million in Other current assets and $3.6 million in Accrued expenses at December 31, 2019 and $0.4 million in Other accounts receivable at December 31, 2018.
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Designated as hedging instruments:
Gain recognized in Other comprehensive (loss) income	$4,847	$—	$—
Not designated as hedging instruments:
(Losses) gains recognized in Other expenses, net(a)	$(25,765)	$(19,851)	$4,588

(a)
Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net.

In addition, for the years ended December 31, 2019, 2018 and 2017, we recorded net cash (settlements) receipts of ($23.6) million, ($25.2) million and $9.4 million, respectively, in Other, net, in our consolidated statements of cash flows.
As of December 31, 2019, there are no unrealized gains or losses related to the cash flow hedge expected to be reclassified to earnings in the next twelve months.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2019 and 2018 (in thousands):

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Private equity securities(b)	$32	$32	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,890	$—	$—	$—
Foreign currency forward contracts(d)	$7,401	$—	$7,401	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$28,715	$28,715	$—	$—
Foreign currency forward contracts(d)	$3,613	$—	$3,613	$—

	December 31, 2018	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$26,292	$26,292	$—	$—
Private equity securities(b)	$26	$26	$—	$—
Private equity securities measured at net asset value(b)(c)	$7,195	$—	$—	$—
Foreign currency forward contracts (d)	$431	$—	$431	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$26,292	$26,292	$—	$—

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

(c)
Holdings in private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $4.9 million and $7.2 million as of December 31, 2019 and 2018, respectively, are included in this table to permit reconciliation to the marketable equity securities presented in Note 10, “Investments.”

(d)
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 22, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

NOTE 24—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Sales to unconsolidated affiliates	$20,068	$35,094	$29,514
Purchases from unconsolidated affiliates(a)	$210,351	$256,701	$209,266

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.
Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2019	2018
Receivables from related parties	$7,163	$14,348
Payables to related parties	$35,502	$68,357

NOTE 25—Segment and Geographic Area Information:
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Net sales:
Lithium	$1,358,170	$1,228,171	$1,018,885
Bromine Specialties	1,004,216	917,880	855,143
Catalysts	1,061,817	1,101,554	1,067,572
All Other	165,224	127,186	128,914
Corporate	—	159	1,462
Total net sales	$3,589,427	$3,374,950	$3,071,976

Adjusted EBITDA:
Lithium	$524,934	$530,773	$446,652
Bromine Specialties	328,457	288,116	258,901
Catalysts	270,624	284,307	283,883
All Other	49,628	14,091	13,878
Corporate	(136,862)	(110,623)	(117,834)
Total adjusted EBITDA	$1,036,781	$1,006,664	$885,480

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2019
Net income (loss) attributable to Albemarle Corporation	$341,767	$279,945	$219,686	$841,398	$41,188	$(349,358)	$533,228
Depreciation and amortization	99,424	47,611	50,144	197,179	8,440	7,865	213,484
Restructuring and other(a)	—	—	—	—	—	5,877	5,877
Acquisition and integration related costs(b)	—	—	—	—	—	20,684	20,684
Gain on sale of property(c)	—	—	—	—	—	(14,411)	(14,411)
Interest and financing expenses(d)	—	—	—	—	—	57,695	57,695
Income tax expense	—	—	—	—	—	88,161	88,161
Non-operating pension and OPEB items	—	—	—	—	—	26,970	26,970
Stamp duty(b)	64,766	—	—	64,766	—	—	64,766
Windfield tax settlement(e)	17,292	—	—	17,292	—	—	17,292
Other(f)	1,685	901	794	3,380	—	19,655	23,035
Adjusted EBITDA	$524,934	$328,457	$270,624	$1,124,015	$49,628	$(136,862)	$1,036,781
2018
Net income (loss) attributable to Albemarle Corporation	$428,212	$246,509	$445,604	$1,120,325	$6,018	$(432,781)	$693,562
Depreciation and amortization	95,193	41,607	49,131	185,931	8,073	6,694	200,698
Restructuring and other(a)	—	—	—	—	—	3,838	3,838
Gain on sale of business(g)	—	—	(210,428)	(210,428)	—	—	(210,428)
Acquisition and integration related costs(b)	—	—	—	—	—	19,377	19,377
Interest and financing expenses	—	—	—	—	—	52,405	52,405
Income tax expense	—	—	—	—	—	144,826	144,826
Non-operating pension and OPEB items	—	—	—	—	—	5,285	5,285
Legal accrual(h)	—	—	—	—	—	27,027	27,027
Environmental accrual(i)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(j)	—	—	—	—	—	15,000	15,000
Indemnification adjustments(k)	—	—	—	—	—	25,240	25,240
Other(l)	7,368	—	—	7,368	—	6,869	14,237
Adjusted EBITDA	$530,773	$288,116	$284,307	$1,103,196	$14,091	$(110,623)	$1,006,664
2017
Net income (loss) attributable to Albemarle Corporation	$342,992	$218,839	$230,665	$792,496	$5,521	$(743,167)	$54,850
Depreciation and amortization	87,879	40,062	54,468	182,409	8,357	6,162	196,928
Utilization of inventory markup(m)	23,095	—	—	23,095	—	—	23,095
Restructuring and other(n)	—	—	—	—	—	17,056	17,056
Gain on acquisition(o)	(6,221)	—	—	(6,221)	—	—	(6,221)
Acquisition and integration related costs(b)	—	—	—	—	—	33,954	33,954
Interest and financing expenses(p)	—	—	—	—	—	115,350	115,350
Income tax expense	—	—	—	—	—	431,817	431,817
Non-operating pension and OPEB items	—	—	—	—	—	(16,125)	(16,125)
Note receivable reserve(q)	—	—	—	—	—	28,730	28,730
Other(r)	(1,093)	—	(1,250)	(2,343)	—	8,389	6,046
Adjusted EBITDA	$446,652	$258,901	$283,883	$989,436	$13,878	$(117,834)	$885,480

(a)
Severance payments as part of a business reorganization plan, $5.9 million recorded in Selling, general and administrative expenses for the year ended December 31, 2019 and $0.1 million and $3.7 million recorded in Cost of goods sold and Selling, general and administrative expenses, respectively, for the year ended December 31, 2018.

(b)	See Note 2, “Acquisitions,” for additional information.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)
Gain of $3.3 million recorded in Selling, general and administrative expenses related to the release of liabilities as part of the sale of a property and $11.1 million gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(d)	Included in Interest and financing expenses is a loss on early extinguishment of debt of $4.8 million. See Note 14, “Long-Term Debt,” for additional information.

(e)
Represents our 49% share of a tax settlement between our Windfield joint venture and an Australian taxing authority, recorded in Equity in net income of unconsolidated investments (net of tax). This is offset in Income tax expense by a discrete tax benefit related to seeking treaty relief from the competent authority to prevent double taxation.

(f)	Included amounts for the year ended December 31, 2019 recorded in:

•	Cost of goods sold - $0.7 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

•
Selling, general and administrative expenses - $1.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $0.9 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment, $1.0 million related to the settlement of terminated agreements, primarily in the Catalysts segment, and $0.8 million related to the settlement of an ongoing audit in the Lithium segment.

•
Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, $9.8 million of a net loss primarily resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses or purchase accounting, $3.6 million of asset retirement obligation charges related to the update of an estimate at a site formerly owned by Albemarle, and $1.2 million of non-operating pension costs from our 50% interest in JBC.

(g)	See Note 3, “Divestitures,” for additional information.

(h)	Included in Other expenses, net. See Note 17, “Commitments and Contingencies,” for additional information.

(i)
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

(k)
Included in Other expenses, net is $19.7 million related to the proposed settlement of an ongoing audit of a previously disposed business in Germany, and $5.5 million related to the adjustment of indemnifications previously recorded from disposed businesses.

(l)	Included amounts for the year ended December 31, 2018 recorded in:

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

(m)
In connection with the acquisition of Jiangli New Materials, completed on December 31, 2016, the Company valued inventory purchased from Jiangli New Materials at fair value, which resulted in a markup of the underlying net book value of the inventory totaling approximately $23.1 million. The utilization of this inventory markup was included in Costs of goods sold during the year ended December 31, 2017, the estimated remaining selling period.

(n)
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

(o)	Gain recorded in Other expenses, net related to the acquisition of the remaining 50% interest in Salmag. See Note 2, “Acquisitions,” for additional information.

(p)
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

(q)	Reserve recorded in Other expenses, net against a note receivable on one of our European entities no longer deemed probable of collection.

(r)	Included amounts for the year ended December 31, 2017 recorded in:

•	Cost of goods sold - $1.3 million reversal of deferred income related to an abandoned project at an unconsolidated investment.

•
Selling, general and administrative expenses - $3.3 million of shortfall contributions for our multiemployer plan financial improvement plan, partially offset by $1.0 million related to a reversal of an accrual recorded as part of purchase accounting from a previous acquisition.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•
Other expenses, net - $3.2 million of asset retirement obligation charges related to the update of an estimate at a site formerly owned by Albemarle, losses of $8.7 million related to adjustments of settlements and indemnifications of previously disposed businesses, the adjustment of tax indemnification expenses of $3.7 million primarily related to the filing of tax returns and a competent authority agreement for a previously disposed business and $1.0 million related to the settlement of a legal claim. This is partially offset by gains of $10.6 million and $1.1 million related to the reversal of liabilities recorded as part of purchase accounting from a previous acquisition and the previous disposal of a property, respectively.

	December 31,
	2019	2018	2017
		(In thousands)
Identifiable assets:
Lithium(a)	$6,570,791	$4,605,070	$3,979,615
Bromine Specialties	799,456	753,157	745,007
Catalysts	1,163,590	1,134,975	1,332,599
All Other	146,211	128,185	126,486
Corporate(b)	1,180,815	960,287	1,567,065
Total identifiable assets	$9,860,863	$7,581,674	$7,750,772

(a)
Increase in Lithium identifiable assets at December 31, 2019 primarily due to the acquisition of 60% interest in MRL’s Wodgina Project assets, as well as capital expenditures for growth and capacity increases.

(b)
Decrease in Corporate identifiable assets at December 31, 2018 primarily due to the net use of cash and cash equivalents for items such as capital expenditures, share repurchases and commercial paper repayments.

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Depreciation and amortization:
Lithium	$99,424	$95,193	$87,879
Bromine Specialties	47,611	41,607	40,062
Catalysts	50,144	49,131	54,468
All Other	8,440	8,073	8,357
Corporate	7,865	6,694	6,162
Total depreciation and amortization	$213,484	$200,698	$196,928
Capital expenditures:
Lithium	$665,585	$500,849	$192,318
Bromine Specialties	82,208	79,357	46,427
Catalysts	57,939	52,019	46,808
All Other	7,309	5,232	3,657
Corporate	38,755	62,534	28,493
Total capital expenditures	$851,796	$699,991	$317,703

	Year Ended December 31,
	2019	2018	2017
		(In thousands)
Net Sales(a):
United States	$858,084	$887,416	$840,589
Foreign(b)	2,731,343	2,487,534	2,231,387
Total	$3,589,427	$3,374,950	$3,071,976

(a)	Net sales are attributed to countries based upon shipments to final destination.

(b)
In 2019, net sales to Korea, China and Japan represented 17%, 13%, and 12%, respectively, of total net sales. In 2018, net sales to Korea, China and Japan represented 13%, 12%, and 10%, respectively, of total net sales. In 2017, net sales to China represented 15% of total net sales. No net sales in any other foreign country exceed 10% of total net sales.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2019	2018	2017
		(In thousands)
Long-Lived Assets(a):
United States	$1,003,496	$929,291	$833,002
Australia	1,981,642	407,141	364,624
Chile	1,687,090	1,406,478	1,069,859
Jordan	256,363	254,800	242,626
Netherlands	165,782	166,853	171,980
China	109,235	91,160	50,532
Germany	89,568	101,168	115,305
France	44,936	43,698	40,852
Brazil	37,165	40,464	47,255
Other foreign countries	68,499	65,937	60,626
Total	$5,443,776	$3,506,990	$2,996,661

(a)	Long-lived assets are comprised of the Company’s Property, plant and equipment and joint ventures included in Investments.

NOTE 26—Quarterly Financial Summary (Unaudited):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2019
Net sales	$832,064	$885,052	$879,747	$992,564
Gross profit(a)	$283,486	$325,914	$309,867	$338,511
Net income	$151,526	$174,970	$171,618	$106,243
Net income attributable to noncontrolling interests	(17,957)	(20,772)	(16,548)	(15,852)
Net income attributable to Albemarle Corporation	$133,569	$154,198	$155,070	$90,391
Basic earnings per share	$1.26	$1.46	$1.46	$0.85
Shares used to compute basic earnings per share	105,799	105,961	105,999	106,037
Diluted earnings per share	$1.26	$1.45	$1.46	$0.85
Shares used to compute diluted earnings per share	106,356	106,316	106,299	106,314

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
2018
Net sales	$821,629	$853,874	$777,748	$921,699
Gross profit	$304,979	$311,356	$280,537	$320,384
(Gain) loss on sale of business, net(b)	$—	$(218,705)	$—	$8,277
Net income	$138,925	$310,686	$143,479	$146,049
Net income attributable to noncontrolling interests	(7,165)	(8,225)	(13,734)	(16,453)
Net income attributable to Albemarle Corporation	$131,760	$302,461	$129,745	$129,596
Basic earnings per share	$1.19	$2.76	$1.21	$1.22
Shares used to compute basic earnings per share	110,681	109,671	107,315	106,042
Diluted earnings per share	$1.18	$2.73	$1.20	$1.21
Shares used to compute diluted earnings per share	111,867	110,659	108,302	107,005

(a)
Cost of goods sold for the third quarter of 2019 included expense of $7.0 million due to the correction of an out-of-period error regarding carbonate inventory values related to the second quarter of 2019.

(b)	Represents the gain (loss) on the Polyolefin Catalysts Divestiture. See Note 3, “Divestitures,” for additional information.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As discussed in Note 1, “Summary of Significant Accounting Policies,” actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are recognized annually in our consolidated statements of income in the fourth quarter and whenever a plan is determined to qualify for a remeasurement during a fiscal year. During the year ended December 31, 2019, actuarial losses were recognized as follows: fourth quarter—$29.3 million ($21.1 million after income taxes) as a result of the annual remeasurement process. During the year ended December 31, 2018, actuarial losses were recognized as follows: fourth quarter—$14.0 million ($10.6 million after income taxes) as a result of the annual remeasurement process.

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
Design and Evaluation of Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) and 15d-15(f). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria for effective internal control over financial reporting described in the “Internal Control-Integrated Framework” (2013) set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2019, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein. Management’s report and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
The Company has begun the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which has resulted in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2019. No other changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
NONE

Albemarle Corporation and Subsidiaries

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

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of June 3, 2019. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 51 to 106:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018

Albemarle Corporation and Subsidiaries

Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2019, 2018 and 2017
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

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

3.2
Amended and Restated Bylaws, effective July 23, 2019, of Albemarle Corporation [filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2019, and incorporated herein by reference].

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

Albemarle Corporation and Subsidiaries

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

4.9
Fifth Supplemental Indenture, dated as of November 25, 2019, among Albemarle Corporation, Albemarle Wodgina Pty Ltd and U.S. Bank National Association, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.10	Form of Floating Rate Note due 2022 [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.11	Form of 3.450% Note due 2029 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.12	Form of 1.125% Note due 2025 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.13	Form of 1.625% Note due 2028 [filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

*4.14	Description of Securities

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

#10.4
Form of Notice of Option Grant under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.5	Form of Notice of TSR Performance Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

#10.6
Form Notice of Restricted Stock Unit Award under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.7
Form of Notice of TSR Performance Unit Award under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.8
Form of Notice of TSR Performance Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.9
Form of Notice of Option Grant under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.10
Form of Notice of Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.11
Form of Notice of ROIC Performance Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 8, 2019, and incorporated herein by reference].

#10.12
Notice of 3-Year Cliff Vest Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 8, 2019, and incorporated herein by reference].

#10.13
Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.14
First Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 1, 2010 [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.15
Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 18, 2011 [filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.16
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

#10.18
Form of Severance Compensation Agreement (Non-Pension-Eligible Employees) [filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.19
Form of Amendment to Severance Compensation Agreement [filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.20
Second Amendment to Severance Compensation Agreement between Luther C. Kissam, IV and Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.21
Form of Second Amendment to Severance Compensation Agreement between each of Karen Narwold and Scott Tozier, and Albemarle Corporation [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

#10.22
Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

#10.23
Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.24
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658), and incorporated herein by reference].

#10.25
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

#10.26
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.27
First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014 [filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.28
Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of February 12, 2015 [filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.29
Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 31, 2015 [filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.30
Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 17, 2015 [filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

#10.31
Fifth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of March 31, 2017 [filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

#10.32
Sixth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 5, 2017 [filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

#10.33
Seventh Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 9, 2017 [filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

#10.34	Albemarle Corporation 2017 Incentive Plan, adopted May 12, 2017 [filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 30, 2017, and incorporated herein by reference].

#10.35
Albemarle Corporation Compensation Recoupment and Forfeiture Policy effective July 10, 2017 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 1-12658), and incorporated herein by reference].

#10.36
Form of letter agreement dated February 26, 2018 between the Company and each of Luther C. Kissam, IV, Karen Narwold, Scott Tozier and Donald J. LaBauve, Jr. [filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

10.37
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

Albemarle Corporation and Subsidiaries

10.38
Asset Sale and Share Subscription Agreement, dated December 14, 2018, by and among Albemarle Corporation, Albemarle Wodgina Pty Ltd, a wholly-owned subsidiary of Albemarle Corporation, Mineral Resources Limited and Wodgina Lithium Pty Ltd, a wholly-owned subsidiary of Mineral Resources Limited [filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 1-12658), and incorporated herein by reference].

10.39
Form of Wodgina Joint Venture Agreement by and among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd and Wodgina Lithium Operations Pty Ltd [filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 1-12658), and incorporated herein by reference].

10.40
Form of Letter Agreement, dated June 13, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited and the Company [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2019, and incorporated herein by reference].

10.41
Form of Amendment Deed to Asset Sale and Share Subscription Agreement, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited and the Company [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2019, and incorporated herein by reference].

10.42
Form of MRL Kemerton Asset Sale Agreement among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited, Albemarle Lithium Pty Ltd and the Company [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2019, and incorporated herein by reference].

10.43
Form of break fee letter, dated August 1, 2019, between the Company and Mineral Resources Limited [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2019, and incorporated herein by reference].

10.44
Syndicated Facility Agreement, dated as of August 14, 2019, among Albemarle Corporation, Albemarle Finance Company B.V., Albemarle New Holding GmbH, Albemarle Wodgina Pty Ltd, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 6, 2019, and incorporated herein by reference].

10.45
First Amendment to Credit Agreement, dated as of August 14, 2019, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 6, 2019, and incorporated herein by reference].

10.46
MARBL Joint Venture Agreement, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, and MARBL Lithium Operations [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 6, 2019, and incorporated herein by reference].

10.47
Amendment Deed to Asset Sale and Share Subscription Agreement and MRL Kemerton ASA, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited, Albemarle Corporation, and Albemarle Lithium Pty Ltd [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 6, 2019, and incorporated herein by reference].

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Albemarle Corporation and Subsidiaries

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Five-Year Summary.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2019, 2018 and 2017, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2019, 2018 and 2017, (iii) the Consolidated Balance Sheets at December 31, 2019 and 2018, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2019, 2018 and 2017, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2019, 2018 and 2017 and (vi) the Notes to Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
(c) In accordance with Regulation S-X Rule 3-09, the audited financial statements of Windfield Holdings Pty. Ltd. (“Windfield”) for the year ended December 31, 2019, Windfield’s fiscal year end, will be filed by amendment to this Annual Report on Form 10-K on or before June 30, 2020.

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
(Luther C. Kissam IV)
Chairman, President and Chief Executive Officer
Dated: February 26, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 26, 2020.

Signature	Title

/S/ LUTHER C. KISSAM IV	Chairman, President and Chief Executive Officer (principal executive
(Luther C. Kissam IV)	officer)

/S/ SCOTT A. TOZIER	Executive Vice President, Chief Financial Officer (principal financial
(Scott A. Tozier)	officer)

/S/ JOHN BARICHIVICH	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(John Barichivich)

/S/ LAURIE BRLAS	Director
(Laurie Brlas)

/S/ WILLIAM H. HERNANDEZ	Director
(William H. Hernandez)

/S/ DOUGLAS L. MAINE	Director
(Douglas L. Maine)

/S/ J. KENT MASTERS	Director
(J. Kent Masters)

/S/ GLENDA MINOR	Director
(Glenda Minor)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ DIARMUID B. O’CONNELL	Director
(Diarmuid B. O’Connell)

/S/ DEAN L. SEAVERS	Director
(Dean L. Seavers)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HARRIETT TEE TAGGART	Director
(Harriett Tee Taggart)

/S/ HOLLY VAN DEURSEN	Director
(Holly Van Deursen)

Albemarle Corporation and Subsidiaries

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)