Form 10-K/A
period 2019-12-31
ALBEMARLE CORP
filed 2020-04-15
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K/A
(Amendment No. 1)
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
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission on March 24, 2020 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, were incorporated by reference into Part III of its Annual Report on Form 10-K.

EXPLANATORY NOTE

On February 26, 2020, Albemarle Corporation (“Albemarle” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2019 with the Securities and Exchange Commission.
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Albemarle is being filed solely to amend Item 15(c) to include the separate financial statements of Windfield Holdings Pty Ltd ("Windfield") as required under Rule 3-09 of Regulation S-X. The financial statements of Windfield for its fiscal year ended December 31, 2019 were not available at the time the Company filed its Annual Report on Form 10-K. The required financial statements are now provided as Exhibit 99.2 to this Amendment No. 1.
Part IV, Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b). This Amendment No. 1 does not change any other information set forth in the original filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.2, a signature page, the accountants’ consent for Windfield and certifications required to be filed as exhibits hereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 of the Company's Annual Report on Form 10-K filed on February 26, 2020:
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

The following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No. 1) pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company's Annual Report on Form 10-K filed on February 26, 2020:

*23.2	Consent of KPMG.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2	Financial Statements of Windfield Holdings Pty Ltd

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2019, furnished in XBRL (eXtensible Business Reporting Language)).

*	Included with this filing.
(c) The financial statements of Windfield Holdings Pty Ltd included in Exhibit 99.2 for the year ended December 31, 2019 are filed as part of Item 15 of the Company's Annual Report on Form 10-K filed on February 26, 2020 and should be read in conjunction with the Company's consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ LUTHER C. KISSAM IV
(Luther C. Kissam IV)
Chairman, President and Chief Executive Officer
Dated: April 15, 2020