Form 10-Q
period 2020-03-31
ALBEMARLE CORP
filed 2020-05-11
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2020
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
Number of shares of common stock, $.01 par value, outstanding as of May 4, 2020: 106,318,614

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales	$738,845	$832,064
Cost of goods sold	496,827	548,578
Gross profit	242,018	283,486
Selling, general and administrative expenses	101,877	113,355
Research and development expenses	16,097	14,977
Operating profit	124,044	155,154
Interest and financing expenses	(16,885)	(12,586)
Other income, net	8,314	11,291
Income before income taxes and equity in net income of unconsolidated investments	115,473	153,859
Income tax expense	18,442	37,514
Income before equity in net income of unconsolidated investments	97,031	116,345
Equity in net income of unconsolidated investments (net of tax)	26,604	35,181
Net income	123,635	151,526
Net income attributable to noncontrolling interests	(16,431)	(17,957)
Net income attributable to Albemarle Corporation	$107,204	$133,569
Basic earnings per share	$1.01	$1.26
Diluted earnings per share	$1.01	$1.26
Weighted-average common shares outstanding – basic	106,227	105,799
Weighted-average common shares outstanding – diluted	106,512	106,356
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Net income	$123,635	$151,526
Other comprehensive (loss) income, net of tax:
Foreign currency translation	(81,986)	(10,855)
Pension and postretirement benefits	9	7
Net investment hedge	2,081	3,304
Cash flow hedge	(51,460)	—
Interest rate swap	648	641
Total other comprehensive loss, net of tax	(130,708)	(6,903)
Comprehensive (loss) income	(7,073)	144,623
Comprehensive income attributable to noncontrolling interests	(16,477)	(17,910)
Comprehensive (loss) income attributable to Albemarle Corporation	$(23,550)	$126,713
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$553,228	$613,110
Trade accounts receivable, less allowance for doubtful accounts (2020 – $3,700; 2019 – $3,711)	518,703	612,651
Other accounts receivable	73,765	67,551
Inventories	853,500	768,984
Other current assets	155,985	162,813
Total current assets	2,155,181	2,225,109
Property, plant and equipment, at cost	6,973,817	6,817,843
Less accumulated depreciation and amortization	1,947,848	1,908,370
Net property, plant and equipment	5,025,969	4,909,473
Investments	543,670	579,813
Other assets	219,202	213,061
Goodwill	1,559,055	1,578,785
Other intangibles, net of amortization	344,561	354,622
Total assets	$9,847,638	$9,860,863
Liabilities And Equity
Current liabilities:
Accounts payable	$573,075	$574,138
Accrued expenses	491,579	553,160
Current portion of long-term debt	35,615	187,336
Dividends payable	40,715	38,764
Current operating lease liability	23,826	23,137
Income taxes payable	28,116	32,461
Total current liabilities	1,192,926	1,408,996
Long-term debt	3,105,225	2,862,921
Postretirement benefits	50,673	50,899
Pension benefits	285,851	292,073
Other noncurrent liabilities	768,757	754,536
Deferred income taxes	402,681	397,858
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 106,319 in 2020 and 106,040 in 2019	1,063	1,061
Additional paid-in capital	1,393,681	1,383,446
Accumulated other comprehensive loss	(526,489)	(395,735)
Retained earnings	3,009,749	2,943,478
Total Albemarle Corporation shareholders’ equity	3,878,004	3,932,250
Noncontrolling interests	163,521	161,330
Total equity	4,041,525	4,093,580
Total liabilities and equity	$9,847,638	$9,860,863
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					107,204	107,204	16,431	123,635
Other comprehensive (loss) income				(130,754)		(130,754)	46	(130,708)
Cash dividends declared, $0.385 per common share					(40,933)	(40,933)	(14,286)	(55,219)
Stock-based compensation			3,867			3,867		3,867
Exercise of stock options	193,537	2	10,193			10,195		10,195
Issuance of common stock, net	132,320	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(47,458)	(1)	(3,824)			(3,825)		(3,825)
Balance at March 31, 2020	106,318,614	$1,063	$1,393,681	$(526,489)	$3,009,749	$3,878,004	$163,521	$4,041,525

Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					133,569	133,569	17,957	151,526
Other comprehensive loss				(6,856)		(6,856)	(47)	(6,903)
Cash dividends declared, $0.3675 per common share					(38,935)	(38,935)	—	(38,935)
Stock-based compensation			7,277			7,277		7,277
Exercise of stock options	114,128	1	2,675			2,676		2,676
Issuance of common stock, net	340,111	3	(3)			—		—
Increase in ownership interest of noncontrolling interest			(523)			(523)	68	(455)
Shares withheld for withholding taxes associated with common stock issuances	(120,256)	(1)	(10,254)			(10,255)		(10,255)
Balance at March 31, 2019	105,950,011	$1,059	$1,368,069	$(357,538)	$2,660,684	$3,672,274	$191,765	$3,864,039
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash and cash equivalents at beginning of year	$613,110	$555,320
Cash flows from operating activities:
Net income	123,635	151,526
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	53,694	49,283
Gain on sale of property	—	(11,079)
Stock-based compensation and other	2,501	5,556
Equity in net income of unconsolidated investments (net of tax)	(26,604)	(35,181)
Dividends received from unconsolidated investments and nonmarketable securities	—	3,034
Pension and postretirement (benefit) expense	(1,719)	578
Pension and postretirement contributions	(6,113)	(3,555)
Unrealized gain on investments in marketable securities	(627)	(476)
Deferred income taxes	4,790	7,580
Working capital changes	17,730	(122,939)
Other, net	(12,233)	10,589
Net cash provided by operating activities	155,054	54,916
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,572)	—
Capital expenditures	(214,529)	(216,132)
Proceeds from sale of property and equipment	—	10,356
Sales of marketable securities, net	2,589	1,090
Investments in equity and other corporate investments	(356)	(2,509)
Net cash used in investing activities	(234,868)	(207,195)
Cash flows from financing activities:
Proceeds from borrowings of credit agreements	250,000	—
Other (repayments) borrowings, net	(151,872)	118,223
Dividends paid to shareholders	(38,982)	(35,387)
Dividends paid to noncontrolling interests	(14,286)	—
Proceeds from exercise of stock options	10,195	2,676
Withholding taxes paid on stock-based compensation award distributions	(3,825)	(10,255)
Debt financing costs	(214)	—
Net cash provided by financing activities	51,016	75,257
Net effect of foreign exchange on cash and cash equivalents	(31,084)	(13,024)
Decrease in cash and cash equivalents	(59,882)	(90,046)
Cash and cash equivalents at end of period	$553,228	$465,274
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019, our consolidated statements of income, consolidated statements of comprehensive income, consolidated statements of changes in equity and condensed consolidated statements of cash flows for the three-month periods ended March 31, 2020 and 2019. All adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020. The December 31, 2019 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.
The current novel coronavirus (“COVID-19”) pandemic is having an impact on overall global economic conditions. While we have not seen a material financial impact to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers. In addition, on May 11, 2020, the Company amended its revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”) and unsecured credit facility entered into on August 14, 2019 (the “2019 Credit Facility”) (together “the Credit Agreements”) to modify its financial covenant based on the Company’s current expectations. As of March 31, 2020, the Company is in compliance with its financial covenant under its Credit Agreements and now expect to be in compliance with its financial covenant for at least one year from the issuance of these interim financial statements, following the amendment to the covenant. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenant and could have a material adverse effect on the Company. See Note 8, “Long-term Debt,” for further discussion of covenant amendment.
In addition, as of March 31, 2020, we assessed other accounting estimates based on forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill, intangible assets, and other long-lived assets. At this time we cannot predict the ultimate financial impact of COVID-19 on our business, and to what extent economic and operating conditions recover on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in impairments and increases in credit allowances.

NOTE 2—Acquisitions:
On October 31, 2019 (the “Acquisition Closing Date”), we completed the previously announced acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) for a total purchase price of approximately $1.3 billion. The purchase price is comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at $480 million. The cash consideration was initially funded by the 2019 Credit Facility entered into on August 14, 2019. In addition, during the first quarter of 2020, we paid $22.6 million of agreed upon purchase price adjustments.
In addition, we have formed an unincorporated joint venture with MRL, MARBL, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton assets. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. As part of this acquisition, MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, has been formed to manage the Wodgina Project. We consolidate our 60% ownership interest in the Manager in our consolidated financial statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

This acquisition provides access to a high-quality hard rock lithium source, further diversifying our global lithium resource base, and strengthens our position by increasing capacity to support future market demand. In the short-term, we have idled production of the Wodgina Project until market conditions support production economics.
The results of our 60% ownership interest in MARBL are reported within the Lithium segment. Included in Net income attributable to Albemarle Corporation for the three months ended March 31, 2020 is a loss of approximately $4.7 million attributable to the joint venture. There were no net sales attributable to the joint venture during this period. Included in Selling, general and administrative expenses on our consolidated statements of income for the three months ended March 31, 2020 is $0.4 million of costs directly related to this acquisition, primarily consisting of professional services and advisory fees. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of the Wodgina Project on our consolidated statements of income.
Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon third-party appraisals for certain assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $19.4 million and was recorded as Goodwill.
The following table summarizes the consideration paid for the joint venture and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Total purchase price:
Cash paid	$820,000
Fair value of 40% interest in Kemerton assets	480,000
Purchase agreement completion adjustment and other adjustments	23,566
Total purchase price	$1,323,566

Net assets acquired:
Inventories	$33,900
Other current assets	10,695
Property, plant and equipment:
Land improvements	2,912
Buildings and improvements	19,268
Machinery and equipment	163,808
Mineral rights and reserves	1,058,700
Construction in progress	103,700
Other assets	1,000
Current liabilities	(10,695)
Long-term debt(a)	(55,806)
Other noncurrent liabilities	(23,296)
Total identifiable net assets	1,304,186
Goodwill	19,380
Total net assets acquired	$1,323,566

(a)	Represents 60% ownership interest in finance lease acquired. See Note 10, “Leases,” for further information on the Company’s leases.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to Goodwill, is based upon preliminary information and is subject to change within the measurement-period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Significant changes in our purchase price allocation since our initial preliminary estimates reported in the fourth quarter of 2019 were primarily related to an increase in the estimated fair values of mineral rights and reserves, which resulted in a decrease to recognized goodwill of approximately $12.4 million. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of Mineral rights and reserves and Goodwill. The fair value of the assets acquired and

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

liabilities assumed are based on management’s preliminary estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the mineral reserves of $1,025.9 million is determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the mine over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model.
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

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2020 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2019	$1,370,846	$20,319	$181,034	$6,586	$1,578,785
Acquisitions(a)	(12,382)	—	—	—	(12,382)
Foreign currency translation adjustments and other	(5,335)	—	(2,013)	—	(7,348)
Balance at March 31, 2020	$1,353,129	$20,319	$179,021	$6,586	$1,559,055

(a)	Represents preliminary purchase price adjustments for the Wodgina Project acquisition. See Note 2, “Acquisitions” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2020 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2019	$422,462	$18,087	$55,020	$41,282	$536,851
Foreign currency translation adjustments and other	(1,606)	(357)	(310)	(2,581)	(4,854)
Balance at March 31, 2020	$420,856	$17,730	$54,710	$38,701	$531,997
Accumulated Amortization
Balance at December 31, 2019	$(116,749)	$(7,938)	$(36,197)	$(21,345)	$(182,229)
Amortization	(5,544)	—	(341)	(215)	(6,100)
Foreign currency translation adjustments and other	420	14	130	329	893
Balance at March 31, 2020	$(121,873)	$(7,924)	$(36,408)	$(21,231)	$(187,436)
Net Book Value at December 31, 2019	$305,713	$10,149	$18,823	$19,937	$354,622
Net Book Value at March 31, 2020	$298,983	$9,806	$18,302	$17,470	$344,561

(a)	Net Book Value includes only indefinite-lived intangible assets.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2020 was 16.0%, compared to 24.4% for the three-month period ended March 31, 2019. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-months ended March 31, 2020 was impacted by a variety of factors, primarily stemming from the location in which income was earned. For the three-month period ended March 31, 2020, this was mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-months ended March 31, 2019 was impacted by a variety of factors, primarily stemming from the location in which income was earned and discrete net tax expenses primarily related to uncertain tax positions.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2020 and 2019 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$107,204	$133,569
Denominator:
Weighted-average common shares for basic earnings per share	106,227	105,799
Basic earnings per share	$1.01	$1.26

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$107,204	$133,569
Denominator:
Weighted-average common shares for basic earnings per share	106,227	105,799
Incremental shares under stock compensation plans	285	557
Weighted-average common shares for diluted earnings per share	106,512	106,356
Diluted earnings per share	$1.01	$1.26

At March 31, 2020, there were 303,093 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 28, 2020, the Company increased the regular quarterly dividend by 5% to $0.385 per share and declared a cash dividend of said amount for the first quarter of 2020, which was paid on April 1, 2020 to shareholders of record at the close of business as of March 13, 2020. On May 5, 2020, the Company declared a cash dividend of $0.385 per share, which is payable on July 1, 2020 to shareholders of record at the close of business as of June 12, 2020.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at March 31, 2020 and December 31, 2019 (in thousands):

	March 31,	December 31,
	2020	2019
Finished goods(a)	$562,231	$495,639
Raw materials and work in process(b)	221,173	205,781
Stores, supplies and other	70,096	67,564
Total	$853,500	$768,984

(a)	Increase primarily due to the build-up of inventory in Lithium and Catalysts for forecasted sales during the remainder of 2020.

(b)	Included $117.8 million and $109.3 million at March 31, 2020 and December 31, 2019, respectively, of work in process in our Lithium segment.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $364.8 million and $397.2 million at March 31, 2020 and December 31, 2019, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $7.5 million and $7.6 million at March 31, 2020 and December 31, 2019, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at March 31, 2020 and December 31, 2019 consisted of the following (in thousands):

	March 31,	December 31,
	2020	2019
1.125% notes, net of unamortized discount and debt issuance costs of $4,342 at March 31, 2020 and $5,659 at December 31, 2019	$547,156	$549,241
1.625% notes, net of unamortized discount and debt issuance costs of $5,938 at March 31, 2020 and $5,696 at December 31, 2019	545,560	549,204
1.875% Senior notes, net of unamortized discount and debt issuance costs of $1,585 at March 31, 2020 and $1,831 at December 31, 2019.	431,820	434,241
3.45% Senior notes, net of unamortized discount and debt issuance costs of $3,274 at March 31, 2020 and $3,533 at December 31, 2019	296,725	296,467
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,275 at March 31, 2020 and $2,398 at December 31, 2019	422,724	422,603
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,811 at March 31, 2020 and $3,850 at December 31, 2019	346,189	346,150
Floating rate notes, net of unamortized debt issuance costs of $962 at March 31, 2020 and $1,169 at December 31, 2019	199,037	198,831
Revolving credit facility	250,000	—
Commercial paper notes	35,000	186,700
Variable-rate foreign bank loans	7,300	7,296
Finance lease obligations	59,329	59,524
Total long-term debt	3,140,840	3,050,257
Less amounts due within one year	35,615	187,336
Long-term debt, less current portion	$3,105,225	$2,862,921

Current portion of long-term debt at March 31, 2020 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 1.72% and a weighted-average maturity of 22 days.
In the first quarter of 2020, the Company borrowed $250.0 million under the 2018 Credit Agreement to pay approximately $152 million in short-term commercial paper notes and for other general corporate purposes. The applicable interest rate for the amount borrowed was 2.08%.
In April 2020, the Company borrowed $200.0 million under the 2019 Credit Facility to be used for general corporate purposes. The applicable interest rate for the amount borrowed was 1.125%.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month periods ended March 31, 2020 and 2019, gains of $2.1 million and $3.3 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
As of March 31, 2020, the Company was in compliance with its debt covenant under the Credit Agreements. As a result of the uncertainty of the overall financial impact of the COVID-19 pandemic, the Company amended the Credit Agreements on May 11, 2020 to modify its financial covenant based on the Company’s current expectations. The amendment effects changes to certain provisions of the Credit Agreements, including: (a) conversion of the consolidated funded debt to consolidated EBITDA ratio to a consolidated net funded debt to consolidated EBITDA ratio; (b) carving-out third party sales of accounts receivables from the Securitization Transaction definition; (c) setting the consolidated net funded debt to consolidated EBITDA ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3:50:1 for fiscal quarters thereafter; and (d) reducing the priority debt basket to 24% of Consolidated Net Tangible Assets, as defined in the Credit Agreements, through and including December 31, 2021. As

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

part of this amendment, the Company has agreed to pay a 10 basis point fee on the consenting lenders commitments under the Credit Agreements. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenants and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2020 (in thousands):

Beginning balance at December 31, 2019	$42,592
Expenditures	(918)
Accretion of discount	216
Foreign currency translation adjustments	(183)
Ending balance at March 31, 2020	41,707
Less amounts reported in Accrued expenses	9,379
Amounts reported in Other noncurrent liabilities	$32,328

Environmental remediation liabilities included discounted liabilities of $35.1 million and $35.6 million at March 31, 2020 and December 31, 2019, respectively, discounted at rates with a weighted-average of 3.7%, with the undiscounted amount totaling $68.8 million and $69.2 million at March 31, 2020 and December 31, 2019, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $31.6 million and $31.0 million at March 31, 2020 and December 31, 2019, respectively, recorded in Other noncurrent liabilities, related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

NOTE 10—Leases:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table provides details of our lease contracts for the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$8,740	$9,421
Finance lease cost:
Amortization of right of use assets	154	178
Interest on lease liabilities	650	33
Total finance lease cost	804	211

Short-term lease cost	2,883	1,966
Variable lease cost	1,948	1,086
Total lease cost	$14,375	$12,684
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2020 and 2019 is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$11,177	$8,930
Operating cash flows from finance leases	380	33
Financing cash flows from finance leases	172	171
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,021	—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2020 and December 31, 2019 is as follows (in thousands, except as noted):

	March 31, 2020	December 31, 2019
Operating leases:
Other assets	$141,827	$133,864

Current operating lease liability	23,826	23,137
Other noncurrent liabilities	119,233	114,686
Total operating lease liabilities	143,059	137,823
Finance leases:
Net property, plant and equipment	59,320	59,494

Current portion of long-term debt	615	636
Long-term debt	58,713	58,888
Total finance lease liabilities	59,328	59,524
Weighted average remaining lease term (in years):
Operating leases	15.8	11.4
Finance leases	28.2	28.3
Weighted average discount rate (%):
Operating leases	4.08%	3.84%
Finance leases	4.56%	4.56%

Maturities of lease liabilities as of March 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$23,100	$1,652
2021	18,498	2,129
2022	14,652	4,408
2023	13,205	4,408
2024	12,181	4,408
Thereafter	148,998	94,324
Total lease payments	230,634	111,329
Less imputed interest	87,575	52,001
Total	$143,059	$59,328

NOTE 11—Segment Information:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the operating segments. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes inter-segment transfers of raw materials at cost and allocations for certain corporate costs.
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

	Three Months Ended March 31,
	2020	2019
	(In thousands)
Net sales:
Lithium	$236,818	$291,886
Bromine Specialties	231,592	249,052
Catalysts	207,207	251,648
All Other	63,228	39,478
Total net sales	$738,845	$832,064

Adjusted EBITDA:
Lithium	$78,637	$115,616
Bromine Specialties	83,262	78,597
Catalysts	47,470	60,071
All Other	22,824	7,243
Corporate	(35,828)	(35,660)
Total adjusted EBITDA	$196,365	$225,867

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2020
Net income (loss) attributable to Albemarle Corporation	$53,240	$71,665	$34,892	$159,797	$20,846	$(73,439)	$107,204
Depreciation and amortization	25,397	11,597	12,578	49,572	1,978	2,144	53,694
Restructuring and other(a)	—	—	—	—	—	1,847	1,847
Acquisition and integration related costs(b)	—	—	—	—	—	2,951	2,951
Interest and financing expenses	—	—	—	—	—	16,885	16,885
Income tax expense	—	—	—	—	—	18,442	18,442
Non-operating pension and OPEB items	—	—	—	—	—	(2,908)	(2,908)
Other(c)	—	—	—	—	—	(1,750)	(1,750)
Adjusted EBITDA	$78,637	$83,262	$47,470	$209,369	$22,824	$(35,828)	$196,365
Three months ended March 31, 2019
Net income (loss) attributable to Albemarle Corporation	$93,169	$67,480	$47,859	$208,508	$5,206	$(80,145)	$133,569
Depreciation and amortization	22,092	11,117	12,212	45,421	2,037	1,825	49,283
Acquisition and integration related costs(b)	—	—	—	—	—	5,285	5,285
Gain on sale of property(d)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	12,586	12,586
Income tax expense	—	—	—	—	—	37,514	37,514
Non-operating pension and OPEB items	—	—	—	—	—	(583)	(583)
Other(e)	355	—	—	355	—	(1,063)	(708)
Adjusted EBITDA	$115,616	$78,597	$60,071	$254,284	$7,243	$(35,660)	$225,867

(a)
Severance payments as part of a business reorganization plan, $0.7 million recorded in Cost of goods sold, $1.5 million recorded in Selling, general and administrative expenses and a $0.3 million gain recorded in Net income attributable to noncontrolling interest for the portion of severance expense allocated to our Jordanian joint venture partner.

(b)
Included acquisition and integration related costs relating to various significant projects. For the three-month periods ended March 31, 2020 and 2019, $3.0 million and $5.3 million was recorded in Selling, general and administrative expenses, respectively.

(c)	Included amounts for the three months ended March 31, 2020 recorded in:

▪
Other income, net - $2.6 million gain resulting from the settlement of a legal matter related to a business sold, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

(d)	Gain recorded in Other income, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(e)	Included amounts for the three months ended March 31, 2019 recorded in:

▪	Cost of goods sold - $0.4 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪	Selling, general and administrative expenses - Severance payments as part of a business reorganization plan of $0.5 million.

▪	Other income, net - $1.6 million of a net gain resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2020 and 2019 were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Pension Benefits Cost (Credit):
Service cost	$1,214	$1,130
Interest cost	6,687	8,320
Expected return on assets	(10,063)	(9,452)
Amortization of prior service benefit	(51)	6
Total net pension benefits (credit) cost	$(2,213)	$4
Postretirement Benefits Cost:
Service cost	$26	$24
Interest cost	468	549
Total net postretirement benefits cost	$494	$573
Total net pension and postretirement benefits (credit) cost	$(1,719)	$577

All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2020 and 2019, we made contributions of $5.4 million and $2.7 million respectively, to our qualified and nonqualified pension plans.
We paid $0.7 million and $0.9 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2020 and 2019, respectively.

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

	March 31, 2020		December 31, 2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,158,293	$3,015,381	$3,069,417	$3,173,341

Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract, with a notional value of 727.9 million Australian Dollars to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At March 31, 2020 and December 31, 2019, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $367.7 million and $481.2 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

estimated based on current settlement values. At March 31, 2020 and December 31, 2019, we had outstanding non-designated foreign currency forward contracts with notional values totaling $814.0 million and $1.15 billion, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso and Australian Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$—	$44,556	$5,369	$—
Not Designated as hedging instruments(b)	38	4,352	2,032	3,613
Total	$38	$48,908	$7,401	$3,613

(a)	Included $33.2 million in Accrued expenses and $11.4 million in Other liabilities at March 31, 2020 and $3.7 million in Other current assets and $1.7 million in Other assets at December 31, 2019.

(b)
Included less than $0.1 million in Other current assets and $4.4 million in Accrued expenses at March 31, 2020 and $2.0 million in Other current assets and $3.6 million in Accrued expenses at December 31, 2019.

The following table summarizes the net losses recognized for our foreign currency forward contracts during the three-month periods ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Designated as hedging instruments
Losses recognized in Other comprehensive (loss) income	(51,460)	—
Not designated as hedging instruments
Losses recognized in Other income, net(a)	(5,454)	(10,415)

(a)
Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.

In addition, for the three-month periods ended March 31, 2020 and 2019, we recorded net cash settlements of $6.8 million and $10.4 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
As of March 31, 2020, there are no unrealized gains or losses related to the cash flow hedge expected to be reclassified to earnings in the next twelve months.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$26,753	$26,753	$—	$—
Private equity securities(b)	$20	$20	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,890	$—	$—	$—
Foreign currency forward contracts(d)	$38	$38		$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$26,753	$26,753	$—	$—
Foreign currency forward contracts(d)	$48,908	$—	$48,908	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Private equity securities(b)	$32	$32	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,890	$—	$—	$—
Foreign currency forward contracts(d)	$7,401	$—	$7,401	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Foreign currency forward contracts(d)	$3,613	$—	$3,613	$—

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

(d)
As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 13, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Post-Retirement Benefits(a)	Net Investment Hedge	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended March 31, 2020
Balance at December 31, 2019	$(469,210)	$473	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive (loss) income before reclassifications	(81,986)	—	2,081	(51,460)	—	(131,365)
Amounts reclassified from accumulated other comprehensive loss	—	9	—	—	648	657
Other comprehensive (loss) income, net of tax	(81,986)	9	2,081	(51,460)	648	(130,708)
Other comprehensive income attributable to noncontrolling interests	(46)	—	—	—	—	(46)
Balance at March 31, 2020	$(551,242)	$482	$82,859	$(46,613)	$(11,975)	$(526,489)
Three months ended March 31, 2019
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$—	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(10,855)	—	3,304	—	—	(7,551)
Amounts reclassified from accumulated other comprehensive loss	—	7	—	—	641	648
Other comprehensive (loss) income, net of tax	(10,855)	7	3,304	—	641	(6,903)
Other comprehensive loss attributable to noncontrolling interests	47	—	—	—	—	47
Balance at March 31, 2019	$(418,454)	$(152)	$75,641	$—	$(14,573)	$(357,538)

(a)
The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 12, “Pension Plans and Other Postretirement Benefits,” for additional information.

(b)
We entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 13, “Fair Value of Financial Instruments,” for additional information.

(c)	The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax benefit (expense) allocated to each component of Other comprehensive (loss) income for the three-month periods ended March 31, 2020 and 2019 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended March 31, 2020
Other comprehensive (loss) income, before tax	$(81,989)	$9	$2,675	$(51,460)	$834
Income tax benefit (expense)	3	—	(594)	—	(186)
Other comprehensive (loss) income, net of tax	$(81,986)	$9	$2,081	$(51,460)	$648

Three months ended March 31, 2019
Other comprehensive (loss) income, before tax	$(10,854)	$7	$4,299	$—	$834
Income tax expense	(1)	—	(995)	—	(193)
Other comprehensive (loss) income, net of tax	$(10,855)	$7	$3,304	$—	$641

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Sales to unconsolidated affiliates	$7,217	$4,291
Purchases from unconsolidated affiliates(a)	$76,475	$63,499

(a)	Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2020	December 31, 2019
Receivables from unconsolidated affiliates	$7,866	$7,163
Payables to unconsolidated affiliates(a)	$72,357	$35,502

(a)	Increase in payables to unconsolidated affiliates primarily relates to the timing of payments due to our Windfield joint venture for purchases of spodumene.

NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$176,464	$111,225

As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $36.7 million of its construction in progress of the designated Kemerton assets during the three months ended March 31, 2020, representing MRL’s 40% interest in the assets. Since the acquisition, we have transferred $201.4 million of construction in progress to MRL through March 31, 2020. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement. See Note 2, “Acquisitions,” for further details.

NOTE 18—Recently Issued Accounting Pronouncements:
In June 2016, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that, among other things, changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. Additional disclosures are required regarding an entity’s assumptions, models and methods for estimating the expected credit loss. This guidance became effective on January 1, 2020 and did not have a significant impact on our financial statements.
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a reporting unit to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This guidance became effective on January 1, 2020 and did not have a significant impact on our financial statements.

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

•	volatility and uncertainties in the debt and equity markets;

•	technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;

•	decisions we may make in the future;

•	the ability to successfully execute, operate and integrate acquisitions and divestitures;

•	uncertainties as to the duration and impact of the novel coronavirus (“COVID-19”) pandemic; and

•	the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).
We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2020 and 2019. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
First Quarter 2020
During the first quarter of 2020:

•	Our board of directors declared a quarterly dividend of $0.385 per share on February 28, 2020, which was paid on April 1, 2020 to shareholders of record at the close of business as of March 13, 2020.

•
In February 2020, Chairman and Chief Executive Officer Luke Kissam advised the Board of Directors that he will retire from his roles as an officer and director of Albemarle effective June 2020, for health reasons. On April 20, 2020, we announced that J. Kent Masters has been elected Chairman, President and Chief Executive Officer, effective immediately. Luke Kissam will stay on through June 2020 in an advisory capacity to ensure an orderly leadership transition. In addition, Mr. Kissam will continue to serve on the Board of Directors through the annual meeting of shareholders in 2021, as he was re-elected at our 2020 annual meeting of shareholders on May 5, 2020.

•	Our net sales for the quarter were $738.8 million, down 11% from net sales of $832.1 million in the first quarter of 2019.

•	Diluted earnings per share were $1.01, a decrease from first quarter 2019 results of $1.26 per diluted share.

•	Net cash provided by operations was $155.1 million, an increase of 182% from first quarter 2019.

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
Currently, COVID-19 is having an impact on overall global economic conditions. While we have not seen a material financial impact to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. All of our sites are operating at normal capacity while we continue to comply with all government and health agency recommendations and requirements, as well as protecting the safety of our employees and communities. We believe we have sufficient inventory to continue to produce at current levels, however, government mandated shutdowns could impact our ability to acquire additional materials and disrupt our customers’ purchases. At this time we cannot predict the expected overall financial impact of COVID-19 on our business, but we are planning for various economic scenarios to make efforts to protect the safety of our employees and the health of our business.
Lithium: We expect results to decline year-over-year during 2020 in Lithium, due mainly to pricing pressure in certain markets, partially offset by productivity enhancements across our business. There is no new capacity coming online during 2020 to drive significant additional volume. We have not experienced a material impact from COVID-19 to date, however, our position in the automotive OEM supply chain may delay the overall impact to Lithium. While our plants in China temporarily operated at reduced rates during the first quarter due to operating restrictions, both plants are now back at normal capacity. We are continuing to monitor the Lithium impact for the remainder of the year as global electric vehicle production has slowed. In addition, following the acquisition of 60% interest in the Wodgina spodumene mine, we have made the decision to idle production of spodumene until demand supports bringing the mine back into production.
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
Bromine Specialties: We expect both net sales and profitability to be down in 2020, driven by logistics challenges and lower overall average selling prices as global bromine supply and demand comes into balance, as well as lower demand from recent shutdowns related to COVID-19. Our current demand continues to be strong and we have not experienced a material impact from COVID-19 to date, however, we are likely to see the effect in the second half of 2020 due to our position in the supply chain as our global customer and suppliers experience disruptions.
On a longer-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. Our long-term drilling outlook is uncertain at this time and will follow a long term trajectory in line with oil prices. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. The combination of our solid, long-term business fundamentals, strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Catalysts: We expect both net sales and profitability to be down in 2020, driven by logistics challenges and significantly lower demand due to stay at home orders and travel restrictions resulting from COVID-19. The travel restrictions impacted FCC in the first quarter due to reduced transportation fuel demand in Asia and we expect similar downturns in demand during the remainder of the year, as the rest of the world has implemented similar restrictions. As these restrictions are lifted, we expect fuel demand to recover, however, at this time we are unable to predict the timing of these changes. To date, we have not seen a material impact to HPC.  However, as customers focus on reducing capital spending in 2020 we are likely to see a negative impact in the second half of 2020 if refiners are able to defer change outs. We will continue to monitor the situation as we expect our global customer and suppliers to continue to experience disruptions resulting from the impact of COVID-19.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In PCS, we expect growth on a longer-term basis in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending. As previously announced, we have begun to pursue opportunities to divest PCS, however, travel restrictions from COVID-19 have temporarily delayed due diligence process.

All Other: The fine chemistry services business is reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future prospects for the fine chemistry services business to continue to be impacted by the timing of customer orders in a strong pharmaceutical and agriculture contract manufacturing environment. As previously announced, we have begun to pursue opportunities to divest our fine chemistry services business, however, travel restrictions from COVID-19 have temporarily delayed due diligence process.
Corporate: In the first quarter of 2020, we increased our quarterly dividend rate to $0.385 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate for 2020 to continue to vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the U.S. Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
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

First Quarter 2020 Compared to First Quarter 2019

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net sales	$738,845	$832,064	$(93,219)	(11)%
▪ $79.9 million of lower sales volume from each of our reportable segments ▪ $13.6 million of unfavorable pricing driven by Lithium

Gross Profit

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Gross profit	$242,018	$283,486	$(41,468)	(15)%
Gross profit margin	32.8%	34.1%
▪
Lower sales volume from each of our reportable segments and unfavorable pricing impacts driven by Lithium
▪
Lower raw material costs in our Catalysts segment from a reduction in metal prices
▪
Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Selling, general and administrative expenses	$101,877	$113,355	$(11,478)	(10)%
Percentage of Net sales	13.8%	13.6%
▪ Lower professional fees and other administrative costs resulting from our cost savings initiative ▪ $2.3 million of lower acquisition and integration related costs

Research and Development Expenses

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Research and development expenses	$16,097	$14,977	$1,120	7%
Percentage of Net sales	2.2%	1.8%
▪ Increased research and development spend in Bromine Specialties

Interest and Financing Expenses

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Interest and financing expenses	$(16,885)	$(12,586)	$(4,299)	34%
▪
Increased debt balance in 2020, primarily related to the funding of the Wodgina Project acquisition
▪
The increase was partially offset by higher capitalized interest from continued capital expenditure spend in 2020

Other Income, Net

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Other income, net	$8,314	$11,291	$(2,977)	(26)%
▪
$11.1 million gain related to the sale of land in Pasadena, Texas in 2019
▪
$2.3 million increase in losses related to the adjustment of indemnifications related to previously divested businesses
▪
$11.4 million increase in foreign exchange gains

Income Tax Expense

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Income tax expense	$18,442	$37,514	$(19,072)	(51)%
Effective income tax rate	16.0%	24.4%
▪
Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan

Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Equity in net income of unconsolidated investments	$26,604	$35,181	$(8,577)	(24)%
▪ Lower earnings from our Lithium segment joint venture, Windfield Holdings Pty Ltd, primarily driven by foreign currency losses of $12.6 million

Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net income attributable to noncontrolling interests	$(16,431)	$(17,957)	$1,526	(8)%
▪ Decrease in consolidated income related to our JBC joint venture from lower sales volume

Net Income Attributable to Albemarle Corporation

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net income attributable to Albemarle Corporation	$107,204	$133,569	$(26,365)	(20)%
Percentage of Net sales	14.5%	16.1%
Basic earnings per share	$1.01	$1.26	$(0.25)	(20)%
Diluted earnings per share	$1.01	$1.26	$(0.25)	(20)%
▪
No material impact to results from COVID-19 in the first quarter of 2020
▪
Decrease primarily due to decreased sales volume in each of our reportable segments and unfavorable price impacts in Lithium
▪
Lower raw material and royalty costs from lower sales volume
▪
Lower professional fees and other administrative costs resulting from our cost savings initiative

Other Comprehensive Loss, Net of Tax

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Other comprehensive loss, net of tax	$(130,708)	$(6,903)	$(123,805)	1,793%
▪ Foreign currency translation	$(81,986)	$(10,855)	$(71,131)	655%
▪
2020 included unfavorable movements in the Euro of approximately $55 million, the Brazilian Real of approximately $16 million, the Chilean Peso of approximately $5 million and a net unfavorable variance in various other currencies totaling approximately $6 million
▪
2019 included unfavorable movements in the Euro of approximately $14 million and the Brazilian Real of approximately $2 million, partially offset by a net favorable variance in various other currencies totaling approximately $5 million

▪ Cash flow hedge	$(51,460)	$—	$(51,460)
▪ Net investment hedge	$2,081	$3,304	$(1,223)	(37)%

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

	Three Months Ended March 31,				Percentage Change
	2020	%	2019	%	2020 vs 2019
	(In thousands, except percentages)
Net sales:
Lithium	$236,818	32.1%	$291,886	35.1%	(19)%
Bromine Specialties	231,592	31.3%	249,052	29.9%	(7)%
Catalysts	207,207	28.0%	251,648	30.2%	(18)%
All Other	63,228	8.6%	39,478	4.8%	60%
Total net sales	$738,845	100.0%	$832,064	100.0%	(11)%

Adjusted EBITDA:
Lithium	$78,637	40.0%	$115,616	51.2%	(32)%
Bromine Specialties	83,262	42.4%	78,597	34.8%	6%
Catalysts	47,470	24.2%	60,071	26.6%	(21)%
All Other	22,824	11.6%	7,243	3.2%	215%
Corporate	(35,828)	(18.2)%	(35,660)	(15.8)%	—%
Total adjusted EBITDA	$196,365	100.0%	$225,867	100.0%	(13)%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2020
Net income (loss) attributable to Albemarle Corporation	$53,240	$71,665	$34,892	$159,797	$20,846	$(73,439)	$107,204
Depreciation and amortization	25,397	11,597	12,578	49,572	1,978	2,144	53,694
Restructuring and other(a)	—	—	—	—	—	1,847	1,847
Acquisition and integration related costs(b)	—	—	—	—	—	2,951	2,951
Interest and financing expenses	—	—	—	—	—	16,885	16,885
Income tax expense	—	—	—	—	—	18,442	18,442
Non-operating pension and OPEB items	—	—	—	—	—	(2,908)	(2,908)
Other(c)	—	—	—	—	—	(1,750)	(1,750)
Adjusted EBITDA	$78,637	$83,262	$47,470	$209,369	$22,824	$(35,828)	$196,365
Three months ended March 31, 2019
Net income (loss) attributable to Albemarle Corporation	$93,169	$67,480	$47,859	$208,508	$5,206	$(80,145)	$133,569
Depreciation and amortization	22,092	11,117	12,212	45,421	2,037	1,825	49,283
Acquisition and integration related costs(b)	—	—	—	—	—	5,285	5,285
Gain on sale of property(d)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	12,586	12,586
Income tax expense	—	—	—	—	—	37,514	37,514
Non-operating pension and OPEB items	—	—	—	—	—	(583)	(583)
Other(e)	355	—	—	355	—	(1,063)	(708)
Adjusted EBITDA	$115,616	$78,597	$60,071	$254,284	$7,243	$(35,660)	$225,867

(a)
Severance payments as part of a business reorganization plan, $0.7 million recorded in Cost of goods sold, $1.5 million recorded in Selling, general and administrative expenses and a $0.3 million gain recorded in Net income attributable to noncontrolling interest for the portion of severance expense allocated to our Jordanian joint venture partner.

(b)
Included acquisition and integration related costs relating to various significant projects. For the three-month periods ended March 31, 2020 and 2019, $3.0 million and $5.3 million was recorded in Selling, general and administrative expenses, respectively.

(c)	Included amounts for the three months ended March 31, 2020 recorded in:

▪
Other income, net - $2.6 million gain resulting from the settlement of a legal matter related to a business sold, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

(d)	Gain recorded in Other income, net related to the sale of land in Pasadena, Texas not used as part of our operations.

(e)	Included amounts for the three months ended March 31, 2019 recorded in:

▪	Cost of goods sold - $0.4 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.

▪	Selling, general and administrative expenses - Severance payments as part of a business reorganization plan of $0.5 million.

▪	Other income, net - $1.6 million of a net gain resulting from the adjustment of indemnification and other liabilities related to previously disposed businesses.

Lithium

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net sales	$236,818	$291,886	$(55,068)	(19)%
▪
$26.5 million in lower sales volume, primarily in battery- and tech-grade lithium carbonate due to higher inventory levels at certain customers and current economic conditions
▪
$25.5 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
▪
$3.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$78,637	$115,616	$(36,979)	(32)%
▪
Unfavorable pricing impacts and lower sales volume
▪
Increase in certain material costs
▪
Partially offset by various cost savings initiatives
▪
$3.0 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net sales	$231,592	$249,052	$(17,460)	(7)%
▪
$28.8 million in lower sales volume related to logistics challenges
▪
$10.2 million in favorable pricing impacts in each bromine division
▪
$1.4 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$83,262	$78,597	$4,665	6%
▪ Favorable pricing impacts and product mix, partially offset by lower sales volume ▪ Lower production and raw material costs

Catalysts

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net sales	$207,207	$251,648	$(44,441)	(18)%
▪
$48.6 million of lower sales volume, primarily from lower fuel demand due to stay at home orders and travel restrictions in Asia related to COVID-19 pandemic
▪
$2.1 million of favorable pricing impacts, primarily in PCS and FCC
▪
$2.0 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$47,470	$60,071	$(12,601)	(21)%
▪ Lower sales volume resulting from lower fuel demand ▪ Lower raw material costs from a reduction in metal prices ▪ Favorable pricing impacts and product mix

All Other

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Net sales	$63,228	$39,478	$23,750	60%
▪ Higher sales volume in our fine chemistry services business
Adjusted EBITDA	$22,824	$7,243	$15,581	215%
▪ Higher sales volume in our fine chemistry services business

Corporate

In thousands	Q1 2020	Q1 2019	$ Change	% Change
Adjusted EBITDA	$(35,828)	$(35,660)	$(168)	—%
▪ $5.2 million of unfavorable currency exchange impacts ▪ Lower professional fees and other administrative costs resulting from our cost savings initiative

Financial Condition and Liquidity
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
Cash Flow
During the first three months of 2020, cash on hand, cash provided by operations and a $250 million draw on our revolving credit facility funded $214.5 million of capital expenditures for plant, machinery and equipment, the repayment of approximately $152 million of short-term commercial paper notes and dividends to shareholders of $39.0 million. In addition, during the first quarter of 2020, we paid $22.6 million of agreed upon purchase price adjustments to Mineral Resources Limited as part of the acquisition of the Wodgina spodumene mine completed in 2019. Our operations provided $155.1 million of cash flows during the first three months of 2020, as compared to $54.9 million for the first three months of 2019, with the increase primarily arising from a working capital inflow, compared to an outflow in 2018. This was partially offset by decreased cash earnings from Lithium and Catalysts, and lower dividends received from unconsolidated investments. Our inflow from working capital changes in 2020 of $17.7 million was primarily due to the timing on collection of receivables and payments of accounts payable, as well as lower cash taxes paid, partially offset by increased inventory balances in Lithium and Catalysts due to the build-up of inventory for forecasted sales during the remainder of 2020. Overall, our cash and cash equivalents decreased by $59.9 million to $553.2 million at March 31, 2020 from $613.1 million at December 31, 2019.
Capital expenditures for the three-month period ended March 31, 2020 of $214.5 million were associated with plant, machinery and equipment. Our capital expenditure spending for 2020 is committed to Lithium growth and capacity increases, primarily in Australia and Chile, as well as productivity and continuity of operations projects in all segments. We forecast our 2020 capital expenditures to be approximately $850 to $950 million, reflecting anticipated delays in certain capital expenditure projects, including the construction of our Kemerton, Australia and La Negra, Chile plants, in order to maintain financial flexibility.
Net current assets were $962.3 million and $816.1 million at March 31, 2020 and December 31, 2019, respectively. The increase is primarily due to the repayment of short-term commercial paper notes outstanding using a $250 million draw on our revolving credit facility, partially offset by the use of cash for capital expenditures. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 28, 2020, we increased our quarterly dividend rate to $0.385 per share, a 5% increase from the quarterly rate of $0.3675 per share paid in 2019.
At March 31, 2020 and December 31, 2019, our cash and cash equivalents included $429.6 million and $565.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no cash repatriations during the first three months of 2019 and 2020.
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

(b)
Borrowings bear interest at a floating rate based on the 3-month LIBOR plus 105 basis points. The applicable floating interest rate for the current interest period is 2.74%, with the interest rate reset on each interest payment date.

Our senior notes and the floating rate note are senior unsecured obligations and rank equally with all our other senior unsecured indebtedness from time to time outstanding. The notes are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each of these notes outstanding has terms that allow us to redeem the notes before its maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of these notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the comparable government rate (as defined in the indentures governing these notes) plus between 25 and 40 basis points, depending on the note, plus, in each case, accrued interest thereon to the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.
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
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of March 31, 2020. There were $250.0 million in outstanding borrowings under the 2018 Credit Agreement as of March 31, 2020.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility (the “2019 Credit Facility”) with several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for an additional period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.125% as of March 31, 2020. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in MRL’s Wodgina Project and for general corporate purposes, and such amount was repaid in full in November 2019 using a portion of the proceeds received from the notes issued in 2019. Following the repayment of the amounts borrowed, the Company had $200 million remaining to borrow under this credit facility. There were no borrowings outstanding under the 2019 Credit Facility as of March 31, 2020. In April 2020, the Company borrowed the remaining $200.0 million under this credit facility to be used for general corporate purposes.
Borrowings under the 2019 Credit Facility and 2018 Credit Agreement (together “the Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant initially required that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 3.50:1, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. As a result of the uncertainty of the overall financial impact of the COVID-19 pandemic, the Company amended the Credit Agreements on May 11, 2020 to modify its financial covenant based on the Company’s current expectations. The amendment effects changes to certain provisions of the Credit Agreements, including: (a) conversion of the consolidated funded debt to consolidated EBITDA ratio to a consolidated net funded debt to consolidated EBITDA ratio; (b) carving-out third party sales of accounts receivables from the Securitization Transaction definition; (c) setting the consolidated net funded debt to consolidated EBITDA ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3:50:1 for fiscal quarters thereafter; and (d) reducing the priority debt basket to 24% of Consolidated Net Tangible Assets, as defined in the Credit Agreements, through and including December 31, 2021. As part of this amendment, the Company has agreed to pay a 10 basis point fee on the consenting lenders commitments under the Credit Agreements. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenant and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following an amendment entered into on August 14, 2019.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.2 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2020, we had $35.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.72% and a weighted-average maturity of 22 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at March 31, 2020 and December 31, 2019.

The non-current portion of our long-term debt amounted to $3.11 billion at March 31, 2020, compared to $2.86 billion at December 31, 2019. In addition, at March 31, 2020, we had availability to borrow $915.0 million under our commercial paper program and the Credit Agreements, and $189.6 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2020, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $83.4 million at March 31, 2020. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2019.
Total expected 2020 contributions to our domestic and foreign qualified and nonqualified pension plans, including our SERP, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $5.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2020.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $20.4 million at March 31, 2020 and $21.2 million at December 31, 2019. Related assets for corresponding offsetting benefits recorded in Other assets totaled $25.6 million at March 31, 2020 and $26.1 million at December 31, 2019. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2020 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the uncertainty surrounding COVID-19 is to continue to maintain financial flexibility by delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will still be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. In 2019, we announced that we have begun to pursue opportunities to divest our PCS and fine chemistry services businesses. Travel restrictions from COVID-19 have temporarily delayed due diligence processes associated with these potential divestitures.

Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. COVID-19 has not a material impact on our liquidity to date, however we cannot predict the overall impact in terms of cash flow generation as it will depend on the length and severity of the outbreak. As a result, we are planning for various economic scenarios and actively monitoring our balance sheet to maintain the financial flexibility needed.
While we maintain business relationships with a diverse group of financial institutions, an adverse change in their credit standing could lead them to not honor their contractual credit commitments, decline funding under existing but uncommitted lines of credit, not renew their extensions of credit or not provide new financing. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the COVID-19 pandemic or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. When the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations, although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
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
We had cash and cash equivalents totaling $553.2 million at March 31, 2020, of which $429.6 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2019.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2019.
We had variable interest rate borrowings of $492.3 million outstanding at March 31, 2020, bearing a weighted average interest rate of 2.30% and representing approximately 16% of our total outstanding debt. A hypothetical 10% change (approximately 23 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.1 million as of March 31, 2020. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments which are subject to foreign currency exchange risk consist of foreign currency forward contracts with an aggregate notional value of $1.18 billion and with a fair value representing a net liability position of $48.9 million at March 31, 2020. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2020, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $46.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $46.0 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2020, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
The Company is continuing the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which will result in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2020. There have been no other changes during the first quarter ended March 31, 2020 to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. With the exception of the below, we do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.
The COVID-19 pandemic could have a material adverse effect on our results of operations, financial position, and cash flows.
The COVID-19 pandemic has created significant uncertainty and economic disruption. The extent to which it impacts our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic; government restrictions on businesses and individuals; the health and safety of our employees and communities in which we do business; the impact of the pandemic on our customers' businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.
The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers. However, if conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its financial covenants and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

NONE

Item 6.	Exhibits.
(a) Exhibits

*10.1
Second Amendment to Credit Agreement, dated as of May 11, 2020, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders.

*10.2
First Amendment to Syndicated Facility Agreement, dated as of May 11, 2020, among Albemarle Corporation, Albemarle Finance Company B.V., Albemarle New Holding GmbH, Albemarle Wodgina Pty Ltd, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

*#10.3	Executive Employment Agreement with J. Kent Masters, dated April 20, 2020.

*#10.4	Change in Control Agreement with J. Kent Masters, dated April 20, 2020.

*#10.5	Notice of Restricted Stock Unit Award to J. Kent Masters, dated May 8, 2020.

#10.6
Form of Notice of NEO Special Retention Restricted Stock Unit Award [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020 and incorporated herein by reference].

#10.7	Form of Notice of Restricted Stock Unit Award [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020 and incorporated herein by reference].

#10.8	Form of Notice of ROIC Performance Unit Award [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020 and incorporated herein by reference].

#10.9	Form of Notice of TSR Performance Unit Award [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020 and incorporated herein by reference].

#10.10	Form of Notice of Option Grant [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020 and incorporated herein by reference].

#10.11	Form of Notice of Special Restricted Stock Unit Award [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020 and incorporated herein by reference].

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2020, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 11, 2020	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)