Form 10-Q
period 2020-06-30
ALBEMARLE CORP
filed 2020-08-05
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2020
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
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2020: 106,357,989

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$764,049	$885,052	$1,502,894	$1,717,116
Cost of goods sold	530,690	559,138	1,027,517	1,107,716
Gross profit	233,359	325,914	475,377	609,400
Selling, general and administrative expenses	106,949	126,715	208,826	240,070
Research and development expenses	14,210	13,462	30,307	28,439
Operating profit	112,200	185,737	236,244	340,891
Interest and financing expenses	(17,852)	(11,601)	(34,737)	(24,187)
Other (expenses) income, net	(6,273)	(7,065)	2,041	4,226
Income before income taxes and equity in net income of unconsolidated investments	88,075	167,071	203,548	320,930
Income tax expense	15,431	30,411	33,873	67,925
Income before equity in net income of unconsolidated investments	72,644	136,660	169,675	253,005
Equity in net income of unconsolidated investments (net of tax)	31,114	38,310	57,718	73,491
Net income	103,758	174,970	227,393	326,496
Net income attributable to noncontrolling interests	(18,134)	(20,772)	(34,565)	(38,729)
Net income attributable to Albemarle Corporation	$85,624	$154,198	$192,828	$287,767
Basic earnings per share	$0.81	$1.46	$1.81	$2.72
Diluted earnings per share	$0.80	$1.45	$1.81	$2.71
Weighted-average common shares outstanding – basic	106,329	105,961	106,278	105,880
Weighted-average common shares outstanding – diluted	106,535	106,316	106,524	106,336
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$103,758	$174,970	$227,393	$326,496
Other comprehensive income (loss), net of tax:
Foreign currency translation	62,847	10,544	(19,139)	(311)
Pension and postretirement benefits	8	6	17	13
Net investment hedge	(5,756)	(3,037)	(3,675)	267
Cash flow hedge	37,645	—	(13,815)	—
Interest rate swap	648	641	1,296	1,282
Total other comprehensive income (loss), net of tax	95,392	8,154	(35,316)	1,251
Comprehensive income	199,150	183,124	192,077	327,747
Comprehensive income attributable to noncontrolling interests	(18,168)	(20,799)	(34,645)	(38,709)
Comprehensive income attributable to Albemarle Corporation	$180,982	$162,325	$157,432	$289,038
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$736,696	$613,110
Trade accounts receivable, less allowance for doubtful accounts (2020 – $2,563; 2019 – $3,711)	517,626	612,651
Other accounts receivable	76,957	67,551
Inventories	851,256	768,984
Other current assets	109,874	162,813
Total current assets	2,292,409	2,225,109
Property, plant and equipment, at cost	7,138,969	6,817,843
Less accumulated depreciation and amortization	2,002,612	1,908,370
Net property, plant and equipment	5,136,357	4,909,473
Investments	614,145	579,813
Other assets	213,223	213,061
Goodwill	1,571,280	1,578,785
Other intangibles, net of amortization	342,839	354,622
Total assets	$10,170,253	$9,860,863
Liabilities And Equity
Current liabilities:
Accounts payable	$523,160	$574,138
Accrued expenses	399,456	553,160
Current portion of long-term debt	406,201	187,336
Dividends payable	40,728	38,764
Current operating lease liability	21,808	23,137
Income taxes payable	29,450	32,461
Total current liabilities	1,420,803	1,408,996
Long-term debt	3,132,191	2,862,921
Postretirement benefits	50,362	50,899
Pension benefits	284,480	292,073
Other noncurrent liabilities	670,001	754,536
Deferred income taxes	406,255	397,858
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 106,337 in 2020 and 106,040 in 2019	1,064	1,061
Additional paid-in capital	1,400,105	1,383,446
Accumulated other comprehensive loss	(431,131)	(395,735)
Retained earnings	3,054,434	2,943,478
Total Albemarle Corporation shareholders’ equity	4,024,472	3,932,250
Noncontrolling interests	181,689	161,330
Total equity	4,206,161	4,093,580
Total liabilities and equity	$10,170,253	$9,860,863
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at March 31, 2020	106,318,614	$1,063	$1,393,681	$(526,489)	$3,009,749	$3,878,004	$163,521	$4,041,525
Net income					85,624	85,624	18,134	103,758
Other comprehensive income				95,358		95,358	34	95,392
Cash dividends declared, $0.385 per common share					(40,939)	(40,939)	—	(40,939)
Stock-based compensation			6,005			6,005		6,005
Exercise of stock options	10,940	—	614			614		614
Issuance of common stock, net	13,250	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(5,822)	—	(194)			(194)		(194)
Balance at June 30, 2020	106,336,982	$1,064	$1,400,105	$(431,131)	$3,054,434	$4,024,472	$181,689	$4,206,161

Balance at March 31, 2019	105,950,011	$1,059	$1,368,069	$(357,538)	$2,660,684	$3,672,274	$191,765	$3,864,039
Net income					154,198	154,198	20,772	174,970
Other comprehensive income				8,127		8,127	27	8,154
Cash dividends declared, $0.3675 per common share					(38,942)	(38,942)	(38,962)	(77,904)
Stock-based compensation			4,930			4,930		4,930
Exercise of stock options	11,781	—	529			529		529
Issuance of common stock, net	16,713	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(7,041)	—	(315)			(315)		(315)
Balance at June 30, 2019	105,971,464	$1,059	$1,373,213	$(349,411)	$2,775,940	$3,800,801	$173,602	$3,974,403

Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					192,828	192,828	34,565	227,393
Other comprehensive (loss) income				(35,396)		(35,396)	80	(35,316)
Cash dividends declared, $0.77 per common share					(81,872)	(81,872)	(14,286)	(96,158)
Stock-based compensation			9,872			9,872		9,872
Exercise of stock options	204,477	2	10,807			10,809		10,809
Issuance of common stock, net	145,570	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(53,280)	(1)	(4,018)			(4,019)		(4,019)
Balance at June 30, 2020	106,336,982	$1,064	$1,400,105	$(431,131)	$3,054,434	$4,024,472	$181,689	$4,206,161

Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					287,767	287,767	38,729	326,496
Other comprehensive income (loss)				1,271		1,271	(20)	1,251
Cash dividends declared, $0.735 per common share					(77,877)	(77,877)	(38,962)	(116,839)
Stock-based compensation			12,197			12,197		12,197
Exercise of stock options	125,909	1	3,204			3,205		3,205
Issuance of common stock, net	356,824	3	(3)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(127,297)	(1)	(10,569)			(10,570)		(10,570)
Balance at June 30, 2019	105,971,464	$1,059	$1,373,213	$(349,411)	$2,775,940	$3,800,801	$173,602	$3,974,403
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash and cash equivalents at beginning of year	$613,110	$555,320
Cash flows from operating activities:
Net income	227,393	326,496
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	111,535	102,231
Gain on sale of property	—	(11,079)
Stock-based compensation and other	9,765	10,136
Equity in net income of unconsolidated investments (net of tax)	(57,718)	(73,491)
Dividends received from unconsolidated investments and nonmarketable securities	12,984	60,291
Pension and postretirement (benefit) expense	(3,312)	1,055
Pension and postretirement contributions	(6,692)	(7,778)
Unrealized gain on investments in marketable securities	(1,278)	(577)
Deferred income taxes	8,990	3,570
Working capital changes	(156,579)	(223,238)
Other, net	62,829	11,672
Net cash provided by operating activities	207,917	199,288
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,572)	—
Capital expenditures	(418,991)	(415,626)
Proceeds from sale of property and equipment	—	10,356
Sales of marketable securities, net	1,496	908
Investments in equity and other corporate investments	(486)	(2,549)
Net cash used in investing activities	(440,553)	(406,911)
Cash flows from financing activities:
Proceeds from borrowings of credit agreements	452,163	—
Other borrowings, net	12,956	183,052
Dividends paid to shareholders	(79,909)	(74,313)
Dividends paid to noncontrolling interests	(14,286)	(38,962)
Proceeds from exercise of stock options	10,809	3,205
Withholding taxes paid on stock-based compensation award distributions	(4,019)	(10,570)
Debt financing costs	(2,669)	—
Other	—	(445)
Net cash provided by financing activities	375,045	61,967
Net effect of foreign exchange on cash and cash equivalents	(18,823)	(11,481)
Increase (decrease) in cash and cash equivalents	123,586	(157,137)
Cash and cash equivalents at end of period	$736,696	$398,183
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month and six-month periods ended June 30, 2020 and 2019 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2020 and 2019. Cost of goods sold for the three-month period ended June 30, 2020 includes a net expense of $9.8 million for the correction of out-of-period errors regarding understated cost of goods sold for inventory values within the Catalysts segment and overstated freight accruals primarily within the Lithium and Catalysts segments. These errors understated (overstated) Income before income taxes and equity in net income of unconsolidated investments for the fiscal year ended December 31, 2019 and the three-month period ended March 31, 2020 by $0.5 million and ($10.3) million, respectively. The Company does not believe these adjustments are material to the consolidated financial statements for any of the prior periods presented or to the three-month period ended June 30, 2020 in which they were corrected. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020. The December 31, 2019 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.
The current novel coronavirus (“COVID-19”) pandemic is having an impact on overall global economic conditions. While we have not seen a material impact to our operations to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers. In addition, on May 11, 2020, the Company amended its revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”) and unsecured credit facility entered into on August 14, 2019 (the “2019 Credit Facility”) (together “the Credit Agreements”) to modify its financial covenant based on the Company’s current expectations. As of June 30, 2020, the Company is in compliance with its financial covenant under its Credit Agreements and expects to be in compliance with its financial covenant for at least one year from the issuance of these interim financial statements. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenant and could have a material adverse effect on the Company. See Note 8, “Long-Term Debt,” for further discussion of covenant amendment.
In addition, as of June 30, 2020, we assessed other accounting estimates based on forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill, intangible assets, and other long-lived assets. At this time we cannot predict the ultimate financial impact of the COVID-19 pandemic on our business, and to what extent economic and operating conditions recover on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in impairments and increases in credit allowances.

NOTE 2—Acquisitions:
On October 31, 2019 (the “Acquisition Closing Date”), we completed the previously announced acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) for a total purchase price of approximately $1.3 billion. The purchase price is comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at $480 million. The cash consideration was initially funded by the 2019 Credit Facility entered into on August 14, 2019. In addition, during the first six months of 2020, we paid $22.6 million of agreed upon purchase price adjustments. The stamp duty levied on the assets purchased of $61.5 million, originally recorded as an expense during the year ended December 31, 2019, was paid in the second quarter of 2020 and is included in Change in working capital on the condensed consolidated statement of cash flows.
In addition, we have formed an unincorporated joint venture with MRL, MARBL, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
and for the operation of the Kemerton assets. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore, our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. As part of this acquisition, MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, has been formed to manage the Wodgina Project. We consolidate our 60% ownership interest in the Manager in our consolidated financial statements.
This acquisition provides access to a high-quality hard rock lithium source, further diversifying our global lithium resource base, and strengthens our position by increasing capacity to support future market demand. In connection with the acquisition, we idled production of the Wodgina spodumene mine until demand supports bringing the mine back to production.
The results of our 60% ownership interest in MARBL are reported within the Lithium segment. Included in Net income attributable to Albemarle Corporation for the three-month and six-month periods ended June 30, 2020 is a loss of approximately $5.2 million and $9.9 million, respectively, attributable to the joint venture. There were no net sales attributable to the joint venture during this period. Included in Selling, general and administrative expenses on our consolidated statements of income for the three-month and six-month periods ended June 30, 2020 is $0.4 million and $0.8 million, respectively, of costs directly related to this acquisition, primarily consisting of professional services and advisory fees. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of the Wodgina Project on our consolidated statements of income.
Preliminary Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon third-party appraisals for certain assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $18.8 million and was recorded as Goodwill.
The following table summarizes the consideration paid for the joint venture and the amounts of the assets acquired and liabilities assumed as of the acquisition date, which have been allocated on a preliminary basis (in thousands):

Total purchase price:
Cash paid	$820,000
Fair value of 40% interest in Kemerton assets	480,000
Purchase agreement completion adjustment and other adjustments	22,566
Total purchase price	$1,322,566

Net assets acquired:
Inventories	$33,900
Other current assets	11,280
Property, plant and equipment:
Land improvements	2,912
Buildings and improvements	19,268
Machinery and equipment	163,808
Mineral rights and reserves	1,058,700
Construction in progress	103,700
Current liabilities	(10,695)
Long-term debt(a)	(55,806)
Other noncurrent liabilities	(23,296)
Total identifiable net assets	1,303,771
Goodwill	18,795
Total net assets acquired	$1,322,566
(a)  Represents 60% ownership interest in finance lease acquired. See Note 10, “Leases,” for further information on the Company’s leases.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to Goodwill, is based upon preliminary information and is subject to change within the measurement-period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. Significant changes in our purchase price allocation since our initial preliminary estimates reported in the fourth quarter of 2019 were primarily related to an increase in the estimated fair values of mineral rights and reserves, which resulted in a decrease to recognized goodwill of approximately $13.0 million. The primary areas of the preliminary purchase price allocation that are not yet finalized relate to the fair value of Mineral rights and reserves and Goodwill. The fair value of the assets acquired and liabilities assumed were based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the mineral reserves of $1,025.9 million was determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the mine over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the preliminary fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
Goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2020 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2019	$1,370,846	$20,319	$181,034	$6,586	$1,578,785
Acquisitions(a)	(12,967)	—	—	—	(12,967)
Foreign currency translation adjustments and other	4,917	—	545	—	5,462
Balance at June 30, 2020	$1,362,796	$20,319	$181,579	$6,586	$1,571,280
(a) Represents preliminary purchase price adjustments for the Wodgina Project acquisition. See Note 2, “Acquisitions” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2020 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2019	$422,462	$18,087	$55,020	$41,282	$536,851
Foreign currency translation adjustments and other	3,202	(204)	39	(1,687)	1,350
Balance at June 30, 2020	$425,664	$17,883	$55,059	$39,595	$538,201
Accumulated Amortization
Balance at December 31, 2019	$(116,749)	$(7,938)	$(36,197)	$(21,345)	$(182,229)
Amortization	(11,076)	—	(678)	(462)	(12,216)
Foreign currency translation adjustments and other	(956)	(25)	(215)	279	(917)
Balance at June 30, 2020	$(128,781)	$(7,963)	$(37,090)	$(21,528)	$(195,362)
Net Book Value at December 31, 2019	$305,713	$10,149	$18,823	$19,937	$354,622
Net Book Value at June 30, 2020	$296,883	$9,920	$17,969	$18,067	$342,839
(a) Net Book Value includes only indefinite-lived intangible assets.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2020 was 17.5% and 16.6%, respectively, compared to 18.2% and 21.2% for the three-month and six-month periods ended June 30, 2019, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and six-month periods ended June 30, 2020 was impacted by a variety of factors, primarily stemming from the location in which income was earned. For the three-month and six-month periods ended June 30, 2020, this was mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and six-month periods ended June 30, 2019 was impacted by a variety of factors, primarily stemming from the location in which income was earned.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2020 and 2019 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$85,624	$154,198	$192,828	$287,767
Denominator:
Weighted-average common shares for basic earnings per share	106,329	105,961	106,278	105,880
Basic earnings per share	$0.81	$1.46	$1.81	$2.72

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$85,624	$154,198	$192,828	$287,767
Denominator:
Weighted-average common shares for basic earnings per share	106,329	105,961	106,278	105,880
Incremental shares under stock compensation plans	206	355	246	456
Weighted-average common shares for diluted earnings per share	106,535	106,316	106,524	106,336
Diluted earnings per share	$0.80	$1.45	$1.81	$2.71
At June 30, 2020, there were 261,042 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 28, 2020, the Company increased the regular quarterly dividend by 5% to $0.385 per share. On May 5, 2020, the Company declared a cash dividend of $0.385, which was paid on July 1, 2020 to shareholders of record at the close of business as of June 12, 2020. On July 14, 2020, the Company declared a cash dividend of $0.385 per share, which is payable on October 1, 2020 to shareholders of record at the close of business as of September 18, 2020.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at June 30, 2020 and December 31, 2019 (in thousands):

	June 30,	December 31,
	2020	2019
Finished goods	$538,192	$495,639
Raw materials and work in process(a)	239,207	205,781
Stores, supplies and other	73,857	67,564
Total	$851,256	$768,984

(a)Included $120.4 million and $109.3 million at June 30, 2020 and December 31, 2019, respectively, of work in process in our Lithium segment.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $440.8 million and $397.2 million at June 30, 2020 and December 31, 2019, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $7.4 million and $7.6 million at June 30, 2020 and December 31, 2019, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30,	December 31,
	2020	2019
1.125% notes, net of unamortized discount and debt issuance costs of $4,203 at June 30, 2020 and $5,659 at December 31, 2019	$556,697	$549,241
1.625% notes, net of unamortized discount and debt issuance costs of $5,847 at June 30, 2020 and $5,696 at December 31, 2019	555,053	549,204
1.875% Senior notes, net of unamortized discount and debt issuance costs of $1,372 at June 30, 2020 and $1,831 at December 31, 2019.	439,415	434,241
3.450% Senior notes, net of unamortized discount and debt issuance costs of $3,228 at June 30, 2020 and $3,533 at December 31, 2019	296,772	296,467
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,154 at June 30, 2020 and $2,398 at December 31, 2019	422,846	422,603
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,772 at June 30, 2020 and $3,850 at December 31, 2019	346,228	346,150
Floating rate notes, net of unamortized debt issuance costs of $902 at June 30, 2020 and $1,169 at December 31, 2019	199,098	198,831
Credit facilities	455,609	—
Commercial paper notes	200,000	186,700
Variable-rate foreign bank loans	7,462	7,296
Finance lease obligations	59,212	59,524
Total long-term debt	3,538,392	3,050,257
Less amounts due within one year	406,201	187,336
Long-term debt, less current portion	$3,132,191	$2,862,921
Current portion of long-term debt at June 30, 2020 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 1.13% and a weighted-average maturity of 17 days.
In the first quarter of 2020, the Company borrowed $250.0 million under the 2018 Credit Agreement to repay approximately $152 million in short-term commercial paper notes and for other general corporate purposes. The applicable interest rate for the amount borrowed was 1.30% as of June 30, 2020. In April 2020, the Company borrowed the Euro equivalent of $200.0 million under the 2019 Credit Facility to be used for general corporate purposes. The applicable interest rate for the amount borrowed was 1.125%.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2020, losses of $5.8 million and $3.7 million (net of income taxes), respectively, and during the three-month and six-month periods ended June 30, 2019, (losses) gains of ($3.0) million and $0.3 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
As a result of the uncertainty of the overall financial impact of the COVID-19 pandemic, the Company amended the Credit Agreements on May 11, 2020 to modify its financial covenant based on the Company’s current expectations. The amendment effects changes to certain provisions of the Credit Agreements, including: (a) conversion of the consolidated funded debt to consolidated EBITDA ratio to a consolidated net funded debt to consolidated EBITDA ratio; (b) carving-out third party sales of accounts receivables from the Securitization Transaction definition; (c) setting the consolidated net funded debt to consolidated EBITDA ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3.50:1 for fiscal quarters thereafter; and (d) reducing the priority debt basket to 24% of Consolidated Net Tangible Assets, as defined in the Credit Agreements, through and including December 31, 2021. As part of this amendment, the Company has agreed to pay a 10 basis point fee on the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
consenting lenders commitments under the Credit Agreements. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenants and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders. As of June 30, 2020, the Company was in compliance with its debt covenant under the Credit Agreements.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2020 (in thousands):

Beginning balance at December 31, 2019	$42,592
Expenditures	(2,364)
Accretion of discount	413
Foreign currency translation adjustments and other	139
Ending balance at June 30, 2020	40,780
Less amounts reported in Accrued expenses	9,381
Amounts reported in Other noncurrent liabilities	$31,399
Environmental remediation liabilities included discounted liabilities of $34.1 million and $35.6 million at June 30, 2020 and December 31, 2019, respectively, discounted at rates with a weighted-average of 3.7%, with the undiscounted amount totaling $67.8 million and $69.2 million at June 30, 2020 and December 31, 2019, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
As previously reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
At this time, we are unable to predict the duration, scope, result or related costs associated with any investigations by the DOJ, SEC, or DPP. We are unable to predict what, if any, action may be taken by the DOJ, SEC, or DPP, or what penalties or remedial actions they may seek to impose. Any determination that our operations or activities are not in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any fines, penalties, disgorgement, equitable relief or other losses would have a material adverse effect on our financial condition or liquidity.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $31.9 million and $31.0 million at June 30, 2020 and December 31, 2019, respectively, recorded in Other noncurrent liabilities, related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$8,473	$8,381	$17,213	$17,802
Finance lease cost:
Amortization of right of use assets	153	136	307	314
Interest on lease liabilities	630	32	1,280	65
Total finance lease cost	783	168	1,587	379

Short-term lease cost	3,514	1,869	6,397	3,835
Variable lease cost	2,084	1,432	4,032	2,518
Total lease cost	$14,854	$11,850	$29,229	$24,534
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2020 and 2019 is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,664	$15,775
Operating cash flows from finance leases	749	65
Financing cash flows from finance leases	344	341
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	17,197	526

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2020 and December 31, 2019 is as follows (in thousands, except as noted):

	June 30, 2020	December 31, 2019
Operating leases:
Other assets	$136,210	$133,864

Current operating lease liability	21,808	23,137
Other noncurrent liabilities	116,249	114,686
Total operating lease liabilities	138,057	137,823
Finance leases:
Net property, plant and equipment	58,972	59,494

Current portion of long-term debt	592	636
Long-term debt	58,620	58,888
Total finance lease liabilities	59,212	59,524
Weighted average remaining lease term (in years):
Operating leases	15.9	11.4
Finance leases	28.0	28.3
Weighted average discount rate (%):
Operating leases	4.08%	3.84%
Finance leases	4.57%	4.56%
Maturities of lease liabilities as of June 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$16,273	$1,092
2021	18,834	2,139
2022	14,675	4,420
2023	13,237	4,420
2024	12,289	4,420
Thereafter	149,131	94,335
Total lease payments	224,439	110,826
Less imputed interest	86,382	51,614
Total	$138,057	$59,212

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net sales:
Lithium	$283,722	$324,758	$520,540	$616,644
Bromine Specialties	232,779	255,433	464,371	504,485
Catalysts	197,053	266,301	404,260	517,949
All Other	50,495	38,560	113,723	78,038
Total net sales	$764,049	$885,052	$1,502,894	$1,717,116

Adjusted EBITDA:
Lithium	$94,536	$141,779	$173,173	$257,395
Bromine Specialties	73,041	81,332	156,303	159,929
Catalysts	22,777	66,875	70,247	126,946
All Other	18,598	11,240	41,422	18,483
Corporate	(23,759)	(39,326)	(59,587)	(74,986)
Total adjusted EBITDA	$185,193	$261,900	$381,558	$487,767

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$66,038	$60,692	$10,702	$137,432	$16,425	$(68,233)	$85,624
Depreciation and amortization	28,498	12,349	12,075	52,922	2,173	2,746	57,841
Restructuring and other(a)	—	—	—	—	—	6,733	6,733
Acquisition and integration related costs(b)	—	—	—	—	—	5,470	5,470
Interest and financing expenses	—	—	—	—	—	17,852	17,852
Income tax expense	—	—	—	—	—	15,431	15,431
Non-operating pension and OPEB items	—	—	—	—	—	(2,895)	(2,895)
Other(c)	—	—	—	—	—	(863)	(863)
Adjusted EBITDA	$94,536	$73,041	$22,777	$190,354	$18,598	$(23,759)	$185,193
Three months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$117,303	$69,616	$54,124	$241,043	$9,118	$(95,963)	$154,198
Depreciation and amortization	24,365	11,716	12,751	48,832	2,122	1,994	52,948
Restructuring and other(a)	—	—	—	—	—	4,760	4,760
Acquisition and integration related costs(b)	—	—	—	—	—	4,990	4,990
Interest and financing expenses	—	—	—	—	—	11,601	11,601
Income tax expense	—	—	—	—	—	30,411	30,411
Non-operating pension and OPEB items	—	—	—	—	—	(676)	(676)
Other(d)	111	—	—	111	—	3,557	3,668
Adjusted EBITDA	$141,779	$81,332	$66,875	$289,986	$11,240	$(39,326)	$261,900
Six months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$119,278	$132,357	$45,594	$297,229	$37,271	$(141,672)	$192,828
Depreciation and amortization	53,895	23,946	24,653	102,494	4,151	4,890	111,535
Restructuring and other(a)	—	—	—	—	—	8,580	8,580
Acquisition and integration related costs(b)	—	—	—	—	—	8,426	8,426
Interest and financing expenses	—	—	—	—	—	34,737	34,737
Income tax expense	—	—	—	—	—	33,873	33,873
Non-operating pension and OPEB items	—	—	—	—	—	(5,803)	(5,803)
Other(c)	—	—	—	—	—	(2,618)	(2,618)
Adjusted EBITDA	$173,173	$156,303	$70,247	$399,723	$41,422	$(59,587)	$381,558
Six months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$210,472	$137,096	$101,983	$449,551	$14,324	$(176,108)	$287,767
Depreciation and amortization	46,457	22,833	24,963	94,253	4,159	3,819	102,231
Restructuring and other(a)	—	—	—	—	—	5,290	5,290
Acquisition and integration related costs(b)	—	—	—	—	—	10,274	10,274
Gain on sale of property(e)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	24,187	24,187
Income tax expense	—	—	—	—	—	67,925	67,925
Non-operating pension and OPEB items	—	—	—	—	—	(1,259)	(1,259)
Other(d)	466	—	—	466	—	1,965	2,431
Adjusted EBITDA	$257,395	$159,929	$126,946	$544,270	$18,483	$(74,986)	$487,767
(a)Severance expenses as part of a business reorganization plan, primarily within our Lithium business in Germany, as well in our Bromine Specialties business in 2020. During the three months ended June 30, 2020, we recorded expenses of $6.7 million in Selling, general and

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
administrative expenses. During the six months ended June 30, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $8.2 million in Selling, general and administrative expenses and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through the first quarter of 2021. During the three and six months ended June 30, 2019, severance expenses of $4.8 million and $5.3 million, respectively, were recorded in Selling, general and administrative expenses as part of a business reorganization plan primarily in Catalysts, Lithium and Corporate.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses.
(c)Included amounts for the three months ended June 30, 2020 recorded in:
▪Other (expenses) income, net - $0.9 million net gain primarily relating to the sale of idle properties in Germany.
Included amounts for the six months ended June 30, 2020 recorded in:
▪Other (expenses) income, net - $2.7 million gain resulting from the settlement of a legal matter related to a business sold and $0.8 million net gain primarily relating to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.
(d) Included amounts for the three months ended June 30, 2019 recorded in:
▪Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪Selling, general and administrative expenses - $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.
▪Other (expenses) income, net - $2.5 million of a net loss primarily resulting from the adjustment of indemnifications related to previously disposed businesses.
Included amounts for the six months ended June 30, 2019 recorded in:
▪Cost of goods sold - $0.5 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪Selling, general and administrative expenses - $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.
▪Other (expenses) income, net - $0.9 million of a net loss primarily resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses.
(e) Gain recorded in Other (expenses) income, net related to the sale of land in Pasadena, Texas not used as part of our operations.

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Pension Benefits Cost (Credit):
Service cost	$1,207	$1,123	$2,421	$2,253
Interest cost	6,666	8,220	13,353	16,540
Expected return on assets	(10,028)	(9,445)	(20,091)	(18,897)
Amortization of prior service benefit	69	6	18	12
Total net pension benefits credit	$(2,086)	$(96)	$(4,299)	$(92)
Postretirement Benefits Cost:
Service cost	$26	$25	$52	$49
Interest cost	467	549	935	1,098
Total net postretirement benefits cost	$493	$574	$987	$1,147
Total net pension and postretirement benefits (credit) cost	$(1,593)	$478	$(3,312)	$1,055
All components of net benefit cost (credit), other than service cost, are included in Other (expenses) income, net on the consolidated statements of income.
During the three-month and six-month periods ended June 30, 2020, we made contributions of $2.1 million and $5.2 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2019, we made contributions of $3.8 million and $6.5 million, respectively, to our qualified and nonqualified pension plans.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We paid $0.8 million and $1.5 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2020, respectively. During the three-month and six-month periods ended June 30, 2019, we paid $0.4 million and $1.3 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	June 30, 2020		December 31, 2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,555,336	$3,541,003	$3,069,417	$3,173,341
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract, with a notional value of 727.9 million Australian Dollars to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At June 30, 2020 and December 31, 2019, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $282.0 million and $481.2 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2020 and December 31, 2019, we had outstanding non-designated foreign currency forward contracts with notional values totaling $853.6 million and $1.15 billion, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso and Australian Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$—	$1,386	$5,369	$—
Not Designated as hedging instruments(b)	47	2,041	2,032	3,613
Total	$47	$3,427	$7,401	$3,613
(a) Included $0.9 million in Accrued expenses and $0.5 million in Other liabilities at June 30, 2020 and $3.7 million in Other current assets and $1.7 million in Other assets at December 31, 2019.
(b) Included less than $0.1 million in Other current assets and $2.0 million in Accrued expenses at June 30, 2020 and $2.0 million in Other current assets and $3.6 million in Accrued expenses at December 31, 2019.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and six-month periods ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Designated as hedging instruments
Gains (losses) recognized in Other comprehensive income	$37,645	$—	$(13,815)	$—
Not designated as hedging instruments
(Losses) gains recognized in Other (expenses) income, net(a)	$(2,849)	$2,099	$(8,303)	$(8,316)
(a) Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net.
In addition, for the six-month periods ended June 30, 2020 and 2019, we recorded net cash settlements of $19.5 million and $7.8 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
As of June 30, 2020, there are no unrealized gains or losses related to the cash flow hedge expected to be reclassified to earnings in the next twelve months.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$28,497	$28,497	$—	$—
Private equity securities(b)	$24	$24	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,886	$—	$—	$—
Foreign currency forward contracts(d)	$47	$—	$47	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$28,497	$28,497	$—	$—
Foreign currency forward contracts(d)	$3,427	$—	$3,427	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Private equity securities(b)	$32	$32	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,890	$—	$—	$—
Foreign currency forward contracts(d)	$7,401	$—	$7,401	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Foreign currency forward contracts(d)	$3,613	$—	$3,613	$—
(a)We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other (expenses) income, net, in our consolidated statements of income.
(c)Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.
(d)As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates, which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 13, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Post-Retirement Benefits(a)	Net Investment Hedge	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended June 30, 2020
Balance at March 31, 2020	$(551,242)	$482	$82,859	$(46,613)	$(11,975)	$(526,489)
Other comprehensive income (loss) before reclassifications	62,847	—	(5,756)	37,645	—	94,736
Amounts reclassified from accumulated other comprehensive loss	—	8	—	—	648	656
Other comprehensive income (loss), net of tax	62,847	8	(5,756)	37,645	648	95,392
Other comprehensive income attributable to noncontrolling interests	(34)	—	—	—	—	(34)
Balance at June 30, 2020	$(488,429)	$490	$77,103	$(8,968)	$(11,327)	$(431,131)
Three months ended June 30, 2019
Balance at March 31, 2019	$(418,454)	$(152)	$75,641	$—	$(14,573)	$(357,538)
Other comprehensive income (loss) before reclassifications	10,544	—	(3,037)	—	—	7,507
Amounts reclassified from accumulated other comprehensive loss	—	6	—	—	641	647
Other comprehensive income (loss), net of tax	10,544	6	(3,037)	—	641	8,154
Other comprehensive income attributable to noncontrolling interests	(27)	—	—	—	—	(27)
Balance at June 30, 2019	$(407,937)	$(146)	$72,604	$—	$(13,932)	$(349,411)
Six months ended June 30, 2020
Balance at December 31, 2019	$(469,210)	$473	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive loss before reclassifications	(19,139)	—	(3,675)	(13,815)	—	(36,629)
Amounts reclassified from accumulated other comprehensive loss	—	17	—	—	1,296	1,313
Other comprehensive (loss) income, net of tax	(19,139)	17	(3,675)	(13,815)	1,296	(35,316)
Other comprehensive income attributable to noncontrolling interests	(80)	—	—	—	—	(80)
Balance at June 30, 2020	$(488,429)	$490	$77,103	$(8,968)	$(11,327)	$(431,131)
Six months ended June 30, 2019
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$—	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(311)	—	267	—	—	(44)
Amounts reclassified from accumulated other comprehensive loss	—	13	—	—	1,282	1,295
Other comprehensive (loss) income, net of tax	(311)	13	267	—	1,282	1,251
Other comprehensive loss attributable to noncontrolling interests	20	—	—	—	—	20
Balance at June 30, 2019	$(407,937)	$(146)	$72,604	$—	$(13,932)	$(349,411)
(a)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 12, “Pension Plans and Other Postretirement Benefits,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(b)We entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 13, “Fair Value of Financial Instruments,” for additional information.
(c)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended June 30, 2020
Other comprehensive income (loss), before tax	$62,847	$9	$(7,401)	$37,645	$834
Income tax (expense) benefit	—	(1)	1,645	—	(186)
Other comprehensive income (loss), net of tax	$62,847	$8	$(5,756)	$37,645	$648

Three months ended June 30, 2019
Other comprehensive income (loss), before tax	$10,544	$6	$(3,951)	$—	$834
Income tax benefit (expense)	—	—	914	—	(193)
Other comprehensive income (loss), net of tax	$10,544	$6	$(3,037)	$—	$641

Six months ended June 30, 2020
Other comprehensive (loss) income, before tax	$(19,142)	$18	$(4,726)	$(13,815)	$1,668
Income tax benefit (expense)	3	(1)	1,051	—	(372)
Other comprehensive (loss) income, net of tax	$(19,139)	$17	$(3,675)	$(13,815)	$1,296

Six months ended June 30, 2019
Other comprehensive (loss) income, before tax	$(310)	$13	$348	$—	$1,668
Income tax (expense) benefit	(1)	—	(81)	—	(386)
Other comprehensive (loss) income, net of tax	$(311)	$13	$267	$—	$1,282

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales to unconsolidated affiliates	$5,281	$5,372	$12,498	$9,663
Purchases from unconsolidated affiliates(a)	$55,149	$55,617	$131,624	$119,116
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2020	December 31, 2019
Receivables from unconsolidated affiliates	$4,454	$7,163
Payables to unconsolidated affiliates	$30,368	$35,502

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$180,707	$170,776
As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $87.8 million of its construction in progress of the designated Kemerton assets during the six months ended June 30, 2020, representing MRL’s 40% interest in the assets. Since the acquisition, we have transferred $252.5 million of construction in progress to MRL through June 30, 2020. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement. See Note 2, “Acquisitions,” for further details.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2020 and 2019 included $30.4 million and $14.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially from the outlook expressed or implied in any forward-looking statement include, without limitation, information related to:
•changes in economic and business conditions;
•changes in financial and operating performance of our major customers and industries and markets served by us;
•the timing of orders received from customers;
•the gain or loss of significant customers;
•competition from other manufacturers;
•changes in the demand for our products or the end-user markets in which our products are sold;
•limitations or prohibitions on the manufacture and sale of our products;
•availability of raw materials;
•increases in the cost of raw materials and energy, and our ability to pass through such increases to our customers;
•changes in our markets in general;
•fluctuations in foreign currencies;
•changes in laws and government regulation impacting our operations or our products;
•the occurrence of regulatory actions, proceedings, claims or litigation;
•the occurrence of cyber-security breaches, terrorist attacks, industrial accidents, natural disasters or climate change;
•hazards associated with chemicals manufacturing;
•the inability to maintain current levels of product or premises liability insurance or the denial of such coverage;
•political unrest affecting the global economy, including adverse effects from terrorism or hostilities;
•political instability affecting our manufacturing operations or joint ventures;
•changes in accounting standards;
•the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;
•changes in the jurisdictional mix of our earnings and changes in tax laws and rates;
•changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations;
•volatility and uncertainties in the debt and equity markets;
•technology or intellectual property infringement, including through cyber-security breaches, and other innovation risks;
•decisions we may make in the future;
•the ability to successfully execute, operate and integrate acquisitions and divestitures;
•uncertainties as to the duration and impact of the novel coronavirus (“COVID-19”) pandemic; and
•the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).
We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2020 and 2019. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Second Quarter 2020
During the second quarter of 2020:
•Our board of directors declared a quarterly dividend of $0.385 per share on May 5, 2020, which was paid on July 1, 2020 to shareholders of record at the close of business as of June 12, 2020.
•On April 20, 2020, J. Kent Masters was elected Chairman, President and Chief Executive Officer.
•On May 11, 2020, we amended our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”), and our unsecured credit facility entered into on August 14, 2019 (the “2019 Credit Facility”) (together the “Credit Agreements”) to modify the financial covenant in the Credit Agreements. The modified covenant is based on net funded debt to consolidated EBITDA, with a maximum ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters ending September 30, 2020 through September 30, 2021, decreasing to 4.00:1 times for the fiscal quarter ended December 31, 2021, and 3.50:1 thereafter, among other changes.
•Our net sales for the quarter were $764.0 million, down 14% from net sales of $885.1 million in the second quarter of 2019.
•Diluted earnings per share were $0.80, a decrease from second quarter 2019 results of $1.45 per diluted share.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
Currently, the COVID-19 pandemic is having an impact on overall global economic conditions. While we have not seen a material impact to our operations to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. All of our information technology systems are running as designed and all sites are operating at normal capacity while we continue to comply with all government and health agency recommendations and requirements, as well as protecting the safety of our employees and communities. We believe we have sufficient inventory to continue to produce at current levels, however, government mandated shutdowns could impact our ability to acquire additional materials and disrupt our customers’ purchases. At this time we cannot predict the expected overall financial impact of the COVID-19 pandemic on our business, but we are planning for various economic scenarios to make efforts to protect the safety of our employees and the health of our business.
Lithium: We expect results to decline year-over-year during 2020 in Lithium, due mainly to pricing pressure in certain markets, partially offset by productivity enhancements across our business. There is no new capacity coming online during 2020 to drive significant additional volume. In addition, we have seen reduced demand in the glass and ceramics markets, which has led to reduced sales. While we have not experienced a material impact from the COVID-19 pandemic to date, our position in the automotive OEM supply chain may delay the overall impact to Lithium. Our plants in China temporarily operated at reduced rates during the first quarter due to operating restrictions; however both plants were back to normal capacity following the lifting of the restrictions. In addition, all other plants operated at normal rates during the first half of 2020. We are continuing to monitor the Lithium impact for the remainder of the year as global electric vehicle production has slowed. In addition, we continue to keep the Wodgina spodumene mine idled until demand supports bringing the mine back to production.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by our customers and automotive OEM’s,favorable global public policy toward e-mobility/renewable energy usage and additional stimulus measures taken in Europe in light of the COVID-19 pandemic that we expect to bolster electric vehicle demand. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We expect both net sales and profitability to be down in 2020, primarily due to lower demand from recent shutdowns related to the COVID-19 pandemic. While we have not experienced a material impact from the COVID-19 pandemic to date, sales in the first half of the year were adversely impacted and we are likely to see continued adverse impacts in the second half of 2020.
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
Catalysts: We expect both net sales and profitability to be down in 2020, driven by significantly lower demand due to stay at home orders and travel restrictions resulting from the COVID-19 pandemic. The travel restrictions adversely impacted FCC in the first half due to reduced transportation fuel demand throughout the world. While we do expect to see some recovery in the second half of 2020, we do not expect demand to return to normal levels during 2020. As these restrictions are lifted, we expect fuel demand to recover, however, at this time we are unable to predict the timing of these changes. We have also begun to see an adverse impact from the COVID-19 pandemic on HPC, as customers are focusing on reducing capital spending in 2020. We are likely to see a continued negative impact in the second half of 2020 as refiners are able to defer change outs. We will continue to monitor the situation as we expect our global customer and suppliers to continue to experience disruptions resulting from the impact of the COVID-19 pandemic.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In PCS, we expect growth on a longer-term basis in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending. As previously announced, we are pursuing opportunities to divest PCS.
All Other: The fine chemistry services (“FCS”) business is reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. We expect the near future prospects for the FCS business to continue to be positively impacted by the timing of customer orders in a strong pharmaceutical and agriculture contract manufacturing environment. As previously announced, we are pursuing opportunities to divest our FCS business.
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

Second Quarter 2020 Compared to Second Quarter 2019

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net sales	$764,049	$885,052	$(121,003)	(14)%
▪$58.1 million of unfavorable pricing from each of our businesses
▪$56.6 million of lower sales volume primarily driven by Catalysts and Bromine Specialties, partially offset by Lithium and FCS
▪$6.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Gross profit	$233,359	$325,914	$(92,555)	(28)%
Gross profit margin	30.5%	36.8%
▪Unfavorable pricing from each of our businesses and lower sales volume primarily in Catalysts and Bromine Specialties, partially offset by Lithium and FCS
▪$9.8 million of a net expense related to the correction of out-of-period errors primarily regarding inventory values in Catalysts and overstated freight costs in Catalysts and Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Selling, general and administrative expenses	$106,949	$126,715	$(19,766)	(16)%
Percentage of Net sales	14.0%	14.3%
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative.
▪$2.0 million increase in severance expense as part of a business reorganization plan

Research and Development Expenses

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Research and development expenses	$14,210	$13,462	$748	6%
Percentage of Net sales	1.9%	1.5%
▪Increased research and development spend primarily in Bromine Specialties
Interest and Financing Expenses

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Interest and financing expenses	$(17,852)	$(11,601)	$(6,251)	54%
▪Increased debt balance in 2020, primarily related to the funding of the Wodgina Project acquisition and credit facility draws in 2020.
▪The increase was partially offset by higher capitalized interest from continued capital expenditure spend in 2020

Other Expenses, Net

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Other expenses, net	$(6,273)	$(7,065)	$792	(11)%
▪$2.4 million decrease in losses related to the adjustment of indemnifications related to previously divested businesses in 2019
▪$2.2 million increase in non-operating pension and OPEB gains resulting from lower interest expenses and increased estimated return on assets
▪$3.7 million increase in foreign exchange losses

Income Tax Expense

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Income tax expense	$15,431	$30,411	$(14,980)	(49)%
Effective income tax rate	17.5%	18.2%
▪Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Equity in net income of unconsolidated investments	$31,114	$38,310	$(7,196)	(19)%
▪Lower earnings from our Lithium segment joint venture, Windfield Holdings Pty Ltd (“Talison”), primarily driven by lower sales volume, partially offset by foreign currency gains of $11.5 million
Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net income attributable to noncontrolling interests	$(18,134)	$(20,772)	$2,638	(13)%
▪Decrease in consolidated income related to our JBC joint venture from lower sales volume

Net Income Attributable to Albemarle Corporation

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net income attributable to Albemarle Corporation	$85,624	$154,198	$(68,574)	(44)%
Percentage of Net sales	11.2%	17.4%
Basic earnings per share	$0.81	$1.46	$(0.65)	(45)%
Diluted earnings per share	$0.80	$1.45	$(0.65)	(45)%
▪Decrease primarily due to unfavorable pricing from each of our businesses and lower sales volume primarily in Catalysts and Bromine Specialties, partially offset by Lithium and FCS
▪Increased interest expense from higher debt balances in 2020
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative.

Other Comprehensive Income, Net of Tax

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Other comprehensive income, net of tax	$95,392	$8,154	$87,238	1,070%
▪Foreign currency translation	$62,847	$10,544	$52,303	496%
▪2020 included favorable movements in the Euro of approximately $60 million and a net favorable movement in various other currencies totaling approximately $7 million, partially offset by unfavorable movements in the Brazilian Real of approximately $4 million
▪2019 included favorable movements in the Euro of approximately $12 million and various other currencies totaling approximately $5 million, partially offset by an unfavorable variance in the Chinese Renminbi of approximately $6 million

▪Cash flow hedge	$37,645	$—	$37,645
▪Net investment hedge	$(5,756)	$(3,037)	$(2,719)	90%
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

	Three Months Ended June 30,				Percentage Change
	2020	%	2019	%	2020 vs 2019
	(In thousands, except percentages)
Net sales:
Lithium	$283,722	37.1%	$324,758	36.7%	(13)%
Bromine Specialties	232,779	30.5%	255,433	28.9%	(9)%
Catalysts	197,053	25.8%	266,301	30.1%	(26)%
All Other	50,495	6.6%	38,560	4.3%	31%
Total net sales	$764,049	100.0%	$885,052	100.0%	(14)%

Adjusted EBITDA:
Lithium	$94,536	51.0%	$141,779	54.1%	(33)%
Bromine Specialties	73,041	39.4%	81,332	31.1%	(10)%
Catalysts	22,777	12.3%	66,875	25.5%	(66)%
All Other	18,598	10.1%	11,240	4.3%	65%
Corporate	(23,759)	(12.8)%	(39,326)	(15.0)%	(40)%
Total adjusted EBITDA	$185,193	100.0%	$261,900	100.0%	(29)%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$66,038	$60,692	$10,702	$137,432	$16,425	$(68,233)	$85,624
Depreciation and amortization	28,498	12,349	12,075	52,922	2,173	2,746	57,841
Restructuring and other(a)	—	—	—	—	—	6,733	6,733
Acquisition and integration related costs(b)	—	—	—	—	—	5,470	5,470
Interest and financing expenses	—	—	—	—	—	17,852	17,852
Income tax expense	—	—	—	—	—	15,431	15,431
Non-operating pension and OPEB items	—	—	—	—	—	(2,895)	(2,895)
Other(c)	—	—	—	—	—	(863)	(863)
Adjusted EBITDA	$94,536	$73,041	$22,777	$190,354	$18,598	$(23,759)	$185,193
Three months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$117,303	$69,616	$54,124	$241,043	$9,118	$(95,963)	$154,198
Depreciation and amortization	24,365	11,716	12,751	48,832	2,122	1,994	52,948
Restructuring and other	—	—	—	—	—	4,760	4,760
Acquisition and integration related costs(b)	—	—	—	—	—	4,990	4,990
Interest and financing expenses	—	—	—	—	—	11,601	11,601
Income tax expense	—	—	—	—	—	30,411	30,411
Non-operating pension and OPEB items	—	—	—	—	—	(676)	(676)
Other(d)	111	—	—	111	—	3,557	3,668
Adjusted EBITDA	$141,779	$81,332	$66,875	$289,986	$11,240	$(39,326)	$261,900
(a) Severance expenses as part of a business reorganization plan, primarily within our Lithium business in Germany in 2020. During the three months ended June 30, 2020, we recorded expenses of $6.7 million in Selling, general and administrative expenses. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through the first quarter of 2021. During the three months ended June 30, 2019, severance expenses of $4.8 million were recorded in Selling, general and administrative expenses as part of a business reorganization plan primarily in Catalysts, Lithium and Corporate.
(b) Costs related to the acquisition, integration and potential divestiture for various significant projects, recorded in Selling, general and administrative expenses.
(c) Included amounts for the three months ended June 30, 2020 recorded in:
▪Other (expenses) income, net - $0.9 million net gain primarily relating to the sale of idle properties in Germany.

(d) Included amounts for the three months ended June 30, 2019 recorded in:
▪Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪Selling, general and administrative expenses - $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.
▪Other (expenses) income, net - $2.5 million of a net loss primarily resulting from the adjustment of indemnifications related to previously disposed businesses.

Lithium

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net sales	$283,722	$324,758	$(41,036)	(13)%
▪$44.1 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
▪$6.3 million in higher sales volume, primarily in battery-grade hydroxide, and partially offset by lower sales volume in battery-grade carbonate
▪$3.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$94,536	$141,779	$(47,243)	(33)%
▪Unfavorable pricing impacts, partially offset by higher sales volume
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
▪$3.2 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net sales	$232,779	$255,433	$(22,654)	(9)%
▪$19.8 million of lower sales volume related to lower demand resulting from the COVID-19 pandemic
▪$1.0 million of unfavorable pricing impacts, primarily in the flame retardants division
▪$1.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$73,041	$81,332	$(8,291)	(10)%
▪Lower sales volume and unfavorable pricing impacts
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative.

Catalysts

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net sales	$197,053	$266,301	$(69,248)	(26)%
▪$57.8 million of lower sales volume, primarily from lower fuel demand due to stay at home orders and travel restrictions worldwide related to the COVID-19 pandemic
▪$10.2 million of unfavorable pricing impacts, primarily in FCC
▪$1.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$22,777	$66,875	$(44,098)	(66)%
▪Lower sales volume resulting from lower fuel demand
▪$12.0 million of a net expense related to the correction of out-of-period errors primarily regarding inventory values and overstated freight costs
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative.

All Other

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Net sales	$50,495	$38,560	$11,935	31%
▪Higher sales volume in our FCS business
Adjusted EBITDA	$18,598	$11,240	$7,358	65%
▪Higher sales volume in our FCS business

Corporate

In thousands	Q2 2020	Q2 2019	$ Change	% Change
Adjusted EBITDA	$(23,759)	$(39,326)	$15,567	(40)%
▪Lower professional fees and other administrative costs resulting from our previously announced cost savings initiative ▪$7.8 million of unfavorable currency exchange impacts

Six Months 2020 Compared to Six Months 2019

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$1,502,894	$1,717,116	$(214,222)	(12)%
▪$136.5 million of lower sales volume from each of our reportable segments
▪$71.7 million of unfavorable pricing primarily driven by Lithium
▪$5.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Gross profit	$475,377	$609,400	$(134,023)	(22)%
Gross profit margin	31.6%	35.5%
▪Lower sales volume from each of our reportable segments and unfavorable pricing impacts primarily driven by Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Selling, general and administrative expenses	$208,826	$240,070	$(31,244)	(13)%
Percentage of Net sales	13.9%	14.0%
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
▪$2.9 million increase in severance expense as part of a business reorganization plan
▪$2.2 million decrease in acquisition and integration related costs

Research and Development Expenses

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Research and development expenses	$30,307	$28,439	$1,868	7%
Percentage of Net sales	2.0%	1.7%
▪Increased research and development spend primarily in Bromine Specialties

Interest and Financing Expenses

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Interest and financing expenses	$(34,737)	$(24,187)	$(10,550)	44%
▪Increased debt balance in 2020, primarily related to the funding of the Wodgina Project acquisition and credit facility draws in 2020
▪The increase was partially offset by higher capitalized interest from continued capital expenditure spend in 2020

Other Income, Net

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Other income, net	$2,041	$4,226	$(2,185)	(52)%
▪$11.1 million gain related to the sale of land in Pasadena, Texas in 2019
▪$7.7 million decrease in foreign exchange gains
▪$4.5 million increase in non-operating pension and OPEB gains resulting from lower interest expenses and increased estimated return on assets

Income Tax Expense

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Income tax expense	$33,873	$67,925	$(34,052)	(50)%
Effective income tax rate	16.6%	21.2%
▪Change in geographic mix of earnings, mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the law of the Hashemite Kingdom of Jordan
▪2020 includes a discrete tax benefit for lapses in statute of limitations
▪2019 includes a discrete tax expense related to uncertain tax positions

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Equity in net income of unconsolidated investments	$57,718	$73,491	$(15,773)	(21)%
▪Lower earnings from our Lithium segment joint venture, Talison, primarily driven by lower sales volume

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net income attributable to noncontrolling interests	$(34,565)	$(38,729)	$4,164	(11)%
▪Decrease in consolidated income related to our JBC joint venture from lower sales volume

Net Income Attributable to Albemarle Corporation

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net income attributable to Albemarle Corporation	$192,828	$287,767	$(94,939)	(33)%
Percentage of Net sales	12.8%	16.8%
Basic earnings per share	$1.81	$2.72	$(0.91)	(33)%
Diluted earnings per share	$1.81	$2.71	$(0.90)	(33)%
▪Decrease primarily due to decreased sales volume in each of our reportable segments and unfavorable price impacts in Lithium
▪Increased interest expense from higher debt balances in 2020
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative.

Other Comprehensive (Loss) Income, Net of Tax

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(35,316)	$1,251	$(36,567)	(2,923)%
▪Foreign currency translation	$(19,139)	$(311)	$(18,828)	6,054%
▪2020 included unfavorable movements in the Brazilian Real of approximately $20 million and a net unfavorable movement in various other currencies totaling approximately $4 million, partially offset by favorable movements in the Euro of approximately $5 million
▪2019 included unfavorable movements in the Euro of approximately $2 million and various other currencies totaling less than $1 million, partially offset by a favorable variance in the Japanese Yen of approximately $2 million, partially offset by a net favorable variance in various other currencies totaling approximately $1 million

▪Cash flow hedge	$(13,815)	$—	$(13,815)
▪Net investment hedge	$(3,675)	$267	$(3,942)	(1,476)%

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our other core businesses.

	Six Months Ended June 30,				Percentage Change
	2020	%	2019	%	2020 vs. 2019
	(In thousands, except percentages)
Net sales:
Lithium	$520,540	34.6%	$616,644	35.9%	(16)%
Bromine Specialties	464,371	30.9%	504,485	29.4%	(8)%
Catalysts	404,260	26.9%	517,949	30.2%	(22)%
All Other	113,723	7.6%	78,038	4.5%	46%
Total net sales	$1,502,894	100.0%	$1,717,116	100.0%	(12)%

Adjusted EBITDA:
Lithium	$173,173	45.4%	$257,395	52.8%	(33)%
Bromine Specialties	156,303	41.0%	159,929	32.8%	(2)%
Catalysts	70,247	18.4%	126,946	26.0%	(45)%
All Other	41,422	10.8%	18,483	3.8%	124%
Corporate	(59,587)	(15.6)%	(74,986)	(15.4)%	(21)%
Total adjusted EBITDA	$381,558	100.0%	$487,767	100.0%	(22)%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$119,278	$132,357	$45,594	$297,229	$37,271	$(141,672)	$192,828
Depreciation and amortization	53,895	23,946	24,653	102,494	4,151	4,890	111,535
Restructuring and other(a)	—	—	—	—	—	8,580	8,580
Acquisition and integration related costs(b)	—	—	—	—	—	8,426	8,426
Interest and financing expenses	—	—	—	—	—	34,737	34,737
Income tax expense	—	—	—	—	—	33,873	33,873
Non-operating pension and OPEB items	—	—	—	—	—	(5,803)	(5,803)
Other(c)	—	—	—	—	—	(2,618)	(2,618)
Adjusted EBITDA	$173,173	$156,303	$70,247	$399,723	$41,422	$(59,587)	$381,558
Six months ended June 30, 2019
Net income (loss) attributable to Albemarle Corporation	$210,472	$137,096	$101,983	$449,551	$14,324	$(176,108)	$287,767
Depreciation and amortization	46,457	22,833	24,963	94,253	4,159	3,819	102,231
Restructuring and other(a)	—	—	—	—	—	5,290	5,290
Acquisition and integration related costs(b)	—	—	—	—	—	10,274	10,274
Gain on sale of property(d)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	24,187	24,187
Income tax expense	—	—	—	—	—	67,925	67,925
Non-operating pension and OPEB items	—	—	—	—	—	(1,259)	(1,259)
Other(e)	466	—	—	466	—	1,965	2,431
Adjusted EBITDA	$257,395	$159,929	$126,946	$544,270	$18,483	$(74,986)	$487,767
(a) Severance expenses as part of a business reorganization plan, primarily within our Lithium business in Germany, as well in our Bromine Specialties business in 2020. During the six months ended June 30, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $8.2 million in Selling, general and administrative expenses and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through the first quarter of 2021. During the six months ended June 30, 2019, severance expenses of $5.3 million, were recorded in Selling, general and administrative expenses as part of a business reorganization plan primarily in Catalysts, Lithium and Corporate.
(b) Costs related to the acquisition, integration and potential divestiture for various significant projects, recorded in Selling, general and administrative expenses.
(c) Included amounts for the six months ended June 30, 2020 recorded in:
▪Other (expenses) income, net - $2.7 million gain resulting from the settlement of a legal matter related to a business sold and $0.8 million net gain primarily relating to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.
(d) Gain recorded in Other (expenses) income, net related to the sale of land in Pasadena, Texas not used as part of our operations.
(e) Included amounts for the six months ended June 30, 2019 recorded in:
▪Cost of goods sold - $0.5 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.
▪Selling, general and administrative expenses - Severance payments as part of a business reorganization plan of $5.3 million and $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan.
▪Other (expenses) income, net - $0.9 million of a net loss primarily resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses.

Lithium

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$520,540	$616,644	$(96,104)	(16)%
▪$69.6 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
▪$20.2 million in lower sales volume, primarily in battery-grade carbonate due to higher inventory levels at certain customers and current economic conditions, partially offset by higher battery- and tech-grade hydroxide sales volume
▪$6.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$173,173	$257,395	$(84,222)	(33)%
▪Unfavorable pricing impacts and lower sales volume
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative.
▪$6.2 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$464,371	$504,485	$(40,114)	(8)%
▪$48.6 million of lower sales volume related to lower demand resulting from the COVID-19 pandemic ▪$9.2 million of favorable pricing impacts in each bromine division
Adjusted EBITDA	$156,303	$159,929	$(3,626)	(2)%
▪Lower sales volume, partially offset by favorable pricing impacts and product mix
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative.
▪$1.1 million of unfavorable currency translation

Catalysts

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$404,260	$517,949	$(113,689)	(22)%
▪$106.4 million of lower sales volume, primarily from lower fuel demand due to stay at home orders and travel restrictions worldwide related to COVID-19 pandemic
▪$8.1 million of unfavorable pricing impacts, primarily in FCC

Adjusted EBITDA	$70,247	$126,946	$(56,699)	(45)%
▪Lower sales volume resulting from lower fuel demand and unfavorable pricing impacts
▪Increased freight costs
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative.
▪$1.8 million of unfavorable currency translation

All Other

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$113,723	$78,038	$35,685	46%
▪Higher sales volume in our FCS business
Adjusted EBITDA	$41,422	$18,483	$22,939	124%
▪Higher sales volume in our FCS business

Corporate

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Adjusted EBITDA	$(59,587)	$(74,986)	$15,399	(21)%
▪Lower professional fees and other administrative costs resulting from our previously announced cost savings initiative ▪$2.6 million of favorable currency translation

Financial Condition and Liquidity
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
Cash Flow
During the first six months of 2020, cash on hand, cash provided by operations and $450 million of draws on our credit facilities funded $419.0 million of capital expenditures for plant, machinery and equipment and dividends to shareholders of $79.9 million. In addition, during the first six months of 2020, we paid $22.6 million of agreed upon purchase price adjustments to Mineral Resources Limited as part of the acquisition of the Wodgina spodumene mine completed in 2019. Our operations provided $207.9 million of cash flows during the first six months of 2020, as compared to $199.3 million for the first six months of 2019. The change compared to prior year was primarily due to lower working capital outflows, partially offset by decreased cash earnings and lower dividends received from unconsolidated investments. Our outflow from working capital changes in 2020 of $156.6 million was primarily due to the payment of $61.5 million related to stamp duties in Australia levied on the assets purchased as part of the acquisition of the Wodgina spodumene mine completed in 2019. In addition, the outflow was impacted by increased inventory balances in Lithium and Catalysts for forecasted sales during the remainder of 2020, partially offset by the timing of the collection of receivables and lower cash taxes paid. Overall, our cash and cash equivalents increased by $123.6 million to $736.7 million at June 30, 2020 from $613.1 million at December 31, 2019.
Capital expenditures for the six-month period ended June 30, 2020 of $419.0 million were associated with plant, machinery and equipment. Our capital expenditure spending for 2020 is committed to Lithium growth and capacity increases, primarily in Australia and Chile, as well as productivity and continuity of operations projects in all segments. We forecast our 2020 capital expenditures to be approximately $850 million to $950 million, reflecting anticipated delays in certain capital expenditure projects, including the construction of our Kemerton, Australia and La Negra, Chile plants, in order to maintain financial flexibility.
Net current assets were $871.6 million and $816.1 million at June 30, 2020 and December 31, 2019, respectively. The increase is primarily due to $450 million of draws on our credit facilities, partially offset by the use of cash for capital expenditures and general corporate purposes. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 28, 2020, we increased our quarterly dividend rate to $0.385 per share, a 5% increase from the quarterly rate of $0.3675 per share paid in 2019. On May 5, 2020, the Company declared a cash dividend of $0.385, which was paid on July 1, 2020 to shareholders of record at the close of business as of June 12, 2020.
At June 30, 2020 and December 31, 2019, our cash and cash equivalents included $492.8 million and $565.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2019, we repatriated $7.4 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first six months of 2020.
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
(a) Denotes senior notes.
(b) Borrowings bear interest at a floating rate based on the 3-month LIBOR plus 105 basis points. The applicable floating interest rate for the current interest period is 1.44%, with the interest rate reset on each interest payment date.
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
Our 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of June 30, 2020. There were $250.0 million in outstanding borrowings under the 2018 Credit Agreement as of June 30, 2020.
On August 14, 2019, the Company entered into our 2019 Credit Facility with several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from S&P,

Moody’s and Fitch. The applicable margin on the credit facility was 1.125% as of June 30, 2020. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in Mineral Resource Limited’s Wodgina Project and for general corporate purposes, and such amount was repaid in full in November 2019 using a portion of the proceeds received from the notes issued in 2019. In April 2020, the Company borrowed the remaining $200.0 million under the 2019 Credit Facility to be used for general corporate purposes.
Borrowings under the Credit Agreements are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant initially required that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 3.50:1, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. As a result of the uncertainty of the overall financial impact of the COVID-19 pandemic, the Company amended the Credit Agreements on May 11, 2020 to modify its financial covenant based on the Company’s current expectations. The amendment effects changes to certain provisions of the Credit Agreements, including: (a) conversion of the consolidated funded debt to consolidated EBITDA ratio to a consolidated net funded debt to consolidated EBITDA ratio; (b) carving-out third party sales of accounts receivables from the Securitization Transaction definition; (c) setting the consolidated net funded debt to consolidated EBITDA ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3:50:1 for fiscal quarters thereafter; and (d) reducing the priority debt basket to 24% of Consolidated Net Tangible Assets, as defined in the Credit Agreements, through and including December 31, 2021. As part of this amendment, the Company has agreed to pay a 10 basis point fee on the consenting lenders commitments under the Credit Agreements. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenant and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, that would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following an amendment entered into on August 14, 2019.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At June 30, 2020, we had $200.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.13% and a weighted-average maturity of 17 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at June 30, 2020 and December 31, 2019.
The non-current portion of our long-term debt amounted to $3.13 billion at June 30, 2020, compared to $2.86 billion at December 31, 2019. In addition, at June 30, 2020, we had availability to borrow $550.0 million under our commercial paper program and the Credit Agreements, and $220.4 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of June 30, 2020, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $89.8 million at June 30, 2020.

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
Total expected 2020 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $5.2 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2020.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $16.1 million at June 30, 2020 and $21.2 million at December 31, 2019. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.7 million at June 30, 2020 and $26.1 million at December 31, 2019. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2020 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the uncertainty surrounding the COVID-19 pandemic is to continue to maintain financial flexibility by delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will still be investing in growth of the businesses and the return of value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. As previously announced in 2019, we are pursuing opportunities to divest our PCS and fine chemistry services businesses.
Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. The COVID-19 pandemic has not had a material impact on our liquidity to date; however, we cannot predict the overall impact in terms of cash flow generation as that will depend on the length and severity of the outbreak. As a result, we are planning for various economic scenarios and actively monitoring our balance sheet to maintain the financial flexibility needed.
Although we maintain business relationships with a diverse group of financial institutions as sources of financing, an adverse change in their credit standing could lead them to not honor their contractual credit commitments to us, decline funding under our existing but uncommitted lines of credit with them, not renew their extensions of credit or not provide new financing to us. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the COVID-19 pandemic or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to tighten the monetary supply in response, for example, to improving economic conditions, we may incur increased borrowing costs (as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations), although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
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
We had cash and cash equivalents totaling $736.7 million at June 30, 2020, of which $492.8 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Guarantor Financial Information
Albemarle Wodgina Pty. Ltd. (the “Issuer”), a wholly owned subsidiary of Albemarle Corporation, issued $300.0 million aggregate principal amount of 3.45% Senior Notes due 2029 (the “3.45% Senior Notes”) in November 2019. The 3.45% Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) on a senior unsecured basis by Albemarle Corporation (the “Guarantor”). No direct or indirect subsidiaries of the Guarantor guarantee the 3.45% Senior Notes (such subsidiaries are referred to as the “Non-Guarantors”).
The Issuer owns the Guarantor’s proportionate share of assets, liabilities, revenue and expenses of the unincorporated joint venture for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine (“MARBL”) and for the operation of the Kemerton assets in Western Australia (together, the “Wodgina Project”).
The Guarantor conducts its U.S. Bromine Specialties and Catalysts operations directly, and conducts its other operations (other than operations conducted through the Issuer) through the Non-Guarantors.
The 3.45% Senior Notes are the Issuer’s senior unsecured obligations and rank equally in right of payment to the senior indebtedness of the Issuer, effectively subordinated to all of the secured indebtedness of the Issuer, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities of its subsidiaries. The Guarantee is the senior unsecured obligation of the Guarantor and ranks equally in right of payment to the senior indebtedness of the Guarantor, effectively subordinated to the secured debt of the Guarantor to the extent of the value of the assets securing the indebtedness and structurally subordinated to all indebtedness and other liabilities of its subsidiaries.
For cash management purposes, the Guarantor transfers cash among itself, the Issuer and the Non-Guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Issuer and/or the Guarantor’s outstanding debt, common stock dividends and common stock repurchases. There are no significant restrictions on the ability of the Issuer or the Guarantor to obtain funds from subsidiaries by dividend or loan.

The following tables present summarized financial information for the Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Net sales(a)	$845,939	$1,847,927
Gross profit	178,688	488,248
Loss before income taxes and equity in net income of unconsolidated investments(b)	(107,216)	(94,118)
Net loss attributable to the Guarantor and the Issuer	(90,599)	(134,289)
(a) Includes net sales to Non-Guarantors of $474.2 million and $1,011.7 million for the six months ended ended June 30, 2020 and year ended December 31, 2019, respectively.
(b) Includes intergroup expenses to Non-Guarantors of $85.2 million and $147.7 million for the six months ended ended June 30, 2020 and year ended December 31, 2019, respectively.
Summarized Balance Sheet

$ in thousands	June 30, 2020	December 31, 2019
Current assets(a)	$850,809	$865,228
Net property, plant and equipment	2,503,600	2,357,193
Other non-current assets	289,800	303,851

Current liabilities(b)	$1,088,918	$1,130,484
Long-term debt	2,010,166	1,754,099
Other non-current liabilities(c)	7,253,528	7,186,392
(a) Includes receivables from Non-Guarantors of $177.3 million and $195.8 million at June 30, 2020 and December 31, 2019, respectively.
(b) Includes current payables to Non-Guarantors of $410.3 million and $318.8 million at June 30, 2020 and December 31, 2019, respectively.
(c) Includes non-current payables to Non-Guarantors of $6.5 billion and $6.3 billion at June 30, 2020 and December 31, 2019, respectively.

The 3.45% Senior Notes are structurally subordinated to the indebtedness and other liabilities of the Non-Guarantors. The Non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the 3.45% Senior Notes or the Indenture under which the 3.45% Senior Notes were issued, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Guarantor has to receive any assets of any of the Non-Guarantors upon the liquidation or reorganization of any Non-Guarantor, and the consequent rights of holders of the 3.45% Senior Notes to realize proceeds from the sale of any of a Non-Guarantor’s assets, would be effectively subordinated to the claims of such Non-Guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such Non-Guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantors, the Non-Guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Guarantor.

The 3.45% Senior Notes are obligations of the Issuer. The Issuer’s cash flow and ability to make payments on the 3.45% Senior Notes could be dependent upon the earnings it derives from the production from MARBL for the Wodgina Project. Absent income received from sales of its share of production from MARBL, the Issuer’s ability to service the 3.45% Senior Notes could be dependent upon the earnings of the Guarantor’s subsidiaries and other joint ventures and the payment of those earnings to the Issuer in the form of equity, loans or advances and through repayment of loans or advances from the Issuer.

The Issuer’s obligations in respect of MARBL are guaranteed by the Guarantor. Further, under MARBL pursuant to a deed of cross security between the Issuer, the joint venture partner and the manager of the project (the “Manager”), each of the Issuer, and the joint venture partner have granted security to each other and the Manager for the obligations each of the Issuer and the joint venture partner have to each other and to the Manager. The claims of the joint venture partner, the Manager and other secured creditors of the Issuer will have priority as to the assets of the Issuer over the claims of holders of the 3.45% Senior Notes.
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
We had variable interest rate borrowings of $863.1 million outstanding at June 30, 2020, bearing a weighted average interest rate of 1.24% and representing approximately 24% of our total outstanding debt. A hypothetical 10% change (approximately 12 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $1.1 million as of June 30, 2020. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $1.14 billion and with a fair value representing a net liability position of $3.4 million at June 30, 2020. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2020, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $49.5 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $49.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2020, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
The Company is continuing the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which will result in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2020. There have been no other changes during the second quarter ended June 30, 2020 to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers. However, if conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its financial covenants and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, that would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

*#10.1	Second Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2020, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 5, 2020	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)