Form 10-Q
period 2020-09-30
ALBEMARLE CORP
filed 2020-11-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2020
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
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2020: 106,457,193

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$746,868	$879,747	$2,249,762	$2,596,863
Cost of goods sold	492,812	569,880	1,520,329	1,677,596
Gross profit	254,056	309,867	729,433	919,267
Selling, general and administrative expenses	96,092	108,135	304,918	348,205
Research and development expenses	13,532	15,585	43,839	44,024
Operating profit	144,432	186,147	380,676	527,038
Interest and financing expenses	(19,227)	(11,108)	(53,964)	(35,295)
Other expenses, net	(3,661)	(11,316)	(1,620)	(7,090)
Income before income taxes and equity in net income of unconsolidated investments	121,544	163,723	325,092	484,653
Income tax expense	30,653	25,341	64,526	93,266
Income before equity in net income of unconsolidated investments	90,891	138,382	260,566	391,387
Equity in net income of unconsolidated investments (net of tax)	26,154	33,236	83,872	106,727
Net income	117,045	171,618	344,438	498,114
Net income attributable to noncontrolling interests	(18,744)	(16,548)	(53,309)	(55,277)
Net income attributable to Albemarle Corporation	$98,301	$155,070	$291,129	$442,837
Basic earnings per share	$0.92	$1.46	$2.74	$4.18
Diluted earnings per share	$0.92	$1.46	$2.73	$4.16
Weighted-average common shares outstanding – basic	106,386	105,999	106,314	105,920
Weighted-average common shares outstanding – diluted	106,873	106,299	106,640	106,324
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$117,045	$171,618	$344,438	$498,114
Other comprehensive income (loss), net of tax:
Foreign currency translation	37,489	(100,069)	18,350	(100,380)
Pension and postretirement benefits	10	(5)	27	8
Net investment hedge	(12,408)	12,745	(16,083)	13,012
Cash flow hedge	6,993	—	(6,822)	—
Interest rate swap	647	641	1,943	1,923
Total other comprehensive income (loss), net of tax	32,731	(86,688)	(2,585)	(85,437)
Comprehensive income	149,776	84,930	341,853	412,677
Comprehensive income attributable to noncontrolling interests	(18,811)	(16,426)	(53,456)	(55,135)
Comprehensive income attributable to Albemarle Corporation	$130,965	$68,504	$288,397	$357,542
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$702,073	$613,110
Trade accounts receivable, less allowance for doubtful accounts (2020 – $2,154; 2019 – $3,711)	516,166	612,651
Other accounts receivable	61,522	67,551
Inventories	828,080	768,984
Other current assets	119,171	162,813
Total current assets	2,227,012	2,225,109
Property, plant and equipment, at cost	7,284,575	6,817,843
Less accumulated depreciation and amortization	2,041,851	1,908,370
Net property, plant and equipment	5,242,724	4,909,473
Investments	603,745	579,813
Other assets	211,534	213,061
Goodwill	1,603,049	1,578,785
Other intangibles, net of amortization	343,919	354,622
Total assets	$10,231,983	$9,860,863
Liabilities And Equity
Current liabilities:
Accounts payable	$465,644	$574,138
Accrued expenses	477,510	576,297
Current portion of long-term debt	603,787	187,336
Dividends payable	40,787	38,764
Income taxes payable	25,011	32,461
Total current liabilities	1,612,739	1,408,996
Long-term debt	2,940,533	2,862,921
Postretirement benefits	49,926	50,899
Pension benefits	285,942	292,073
Other noncurrent liabilities	612,013	754,536
Deferred income taxes	405,449	397,858
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 106,457 in 2020 and 106,040 in 2019	1,065	1,061
Additional paid-in capital	1,410,534	1,383,446
Accumulated other comprehensive loss	(398,467)	(395,735)
Retained earnings	3,111,749	2,943,478
Total Albemarle Corporation shareholders’ equity	4,124,881	3,932,250
Noncontrolling interests	200,500	161,330
Total equity	4,325,381	4,093,580
Total liabilities and equity	$10,231,983	$9,860,863
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at June 30, 2020	106,336,982	$1,064	$1,400,105	$(431,131)	$3,054,434	$4,024,472	$181,689	$4,206,161
Net income					98,301	98,301	18,744	117,045
Other comprehensive income				32,664		32,664	67	32,731
Cash dividends declared, $0.385 per common share					(40,986)	(40,986)	—	(40,986)
Stock-based compensation			5,098			5,098		5,098
Exercise of stock options	96,356	1	6,115			6,116		6,116
Issuance of common stock, net	33,798	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(10,088)	—	(784)			(784)		(784)
Balance at September 30, 2020	106,457,048	$1,065	$1,410,534	$(398,467)	$3,111,749	$4,124,881	$200,500	$4,325,381

Balance at June 30, 2019	105,971,464	$1,059	$1,373,213	$(349,411)	$2,775,940	$3,800,801	$173,602	$3,974,403
Net income					155,070	155,070	16,548	171,618
Other comprehensive loss				(86,566)		(86,566)	(122)	(86,688)
Cash dividends declared, $0.3675 per common share					(38,953)	(38,953)	(18,250)	(57,203)
Stock-based compensation			4,802			4,802		4,802
Exercise of stock options	36,000	1	1,608			1,609		1,609
Issuance of common stock, net	26,489	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(2,865)	—	(204)			(204)		(204)
Balance at September 30, 2019	106,031,088	$1,060	$1,379,419	$(435,977)	$2,892,057	$3,836,559	$171,778	$4,008,337

Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					291,129	291,129	53,309	344,438
Other comprehensive (loss) income				(2,732)		(2,732)	147	(2,585)
Cash dividends declared, $1.155 per common share					(122,858)	(122,858)	(14,286)	(137,144)
Stock-based compensation			14,970			14,970		14,970
Exercise of stock options	300,833	3	16,922			16,925		16,925
Issuance of common stock, net	179,368	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(63,368)	(1)	(4,802)			(4,803)		(4,803)
Balance at September 30, 2020	106,457,048	$1,065	$1,410,534	$(398,467)	$3,111,749	$4,124,881	$200,500	$4,325,381

Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					442,837	442,837	55,277	498,114
Other comprehensive loss				(85,295)		(85,295)	(142)	(85,437)
Cash dividends declared, $1.1025 per common share					(116,830)	(116,830)	(57,212)	(174,042)
Stock-based compensation			16,999			16,999		16,999
Exercise of stock options	161,909	2	4,812			4,814		4,814
Issuance of common stock, net	383,313	3	(3)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(130,162)	(1)	(10,773)			(10,774)		(10,774)
Balance at September 30, 2019	106,031,088	$1,060	$1,379,419	$(435,977)	$2,892,057	$3,836,559	$171,778	$4,008,337
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash and cash equivalents at beginning of year	$613,110	$555,320
Cash flows from operating activities:
Net income	344,438	498,114
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	170,214	156,718
Gain on sale of property	—	(11,079)
Stock-based compensation and other	15,864	15,169
Equity in net income of unconsolidated investments (net of tax)	(83,872)	(106,727)
Dividends received from unconsolidated investments and nonmarketable securities	61,309	62,982
Pension and postretirement (benefit) expense	(4,975)	1,641
Pension and postretirement contributions	(10,323)	(10,728)
Unrealized gain on investments in marketable securities	(3,377)	(1,701)
Deferred income taxes	7,920	7,726
Working capital changes	(167,436)	(289,587)
Other, net	131,952	23,110
Net cash provided by operating activities	461,714	345,638
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,572)	—
Capital expenditures	(621,371)	(608,456)
Proceeds from sale of property and equipment	—	10,356
Sales of marketable securities, net	1,208	1,177
Investments in equity and other corporate investments	(786)	(2,569)
Net cash used in investing activities	(643,521)	(599,492)
Cash flows from financing activities:
Repayments of borrowings from credit agreements	(250,000)	—
Proceeds from borrowings of credit agreements	452,163	—
Other borrowings, net	202,786	232,183
Dividends paid to shareholders	(120,836)	(113,321)
Dividends paid to noncontrolling interests	(14,286)	(57,212)
Proceeds from exercise of stock options	16,925	4,814
Withholding taxes paid on stock-based compensation award distributions	(4,803)	(10,774)
Debt financing costs	(2,751)	—
Other	—	(445)
Net cash provided by financing activities	279,198	55,245
Net effect of foreign exchange on cash and cash equivalents	(8,428)	(38,888)
Increase (decrease) in cash and cash equivalents	88,963	(237,497)
Cash and cash equivalents at end of period	$702,073	$317,823
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month and nine-month periods ended September 30, 2020 and 2019 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2020 and 2019. Cost of goods sold for the three-month period ended September 30, 2019 includes expense of $7.0 million due to the correction of an out-of-period error regarding carbonate inventory values related to the three-month period ended June 30, 2019. The Company does not believe this adjustment is material to the consolidated financial statements for the three- or nine-month periods ended September 30, 2019, or the three- or six-month periods ended June 30, 2019. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the Securities and Exchange Commission (“SEC”) on February 26, 2020. The December 31, 2019 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
The current novel coronavirus (“COVID-19”) pandemic is having an impact on overall global economic conditions. While we have not seen a material impact to our operations to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers. In addition, on May 11, 2020, the Company amended its revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”) and unsecured credit facility entered into on August 14, 2019 (the “2019 Credit Facility”) (together “the Credit Agreements”) to modify its financial covenant based on the Company’s current expectations. As of September 30, 2020, the Company is in compliance with its financial covenant under its Credit Agreements and expects to be in compliance with its financial covenant for at least one year from the issuance of these interim financial statements. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenant and could have a material adverse effect on the Company. See Note 8, “Long-Term Debt,” for further discussion of covenant amendment.
In addition, as of September 30, 2020, we assessed other accounting estimates based on forecasted financial information, including, but not limited to, our allowance for credit losses, the carrying value of our goodwill, intangible assets, and other long-lived assets. At this time we cannot predict the ultimate financial impact of the COVID-19 pandemic on our business, and to what extent economic and operating conditions recover on a sustainable basis globally. Accordingly, if the impact is more severe or longer in duration than we have assumed, such impact could potentially result in impairments and increases in credit allowances.

NOTE 2—Acquisitions:
On October 31, 2019 (the “Acquisition Closing Date”), we completed the previously announced acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) for a total purchase price of approximately $1.3 billion. The purchase price is comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at $480 million. The cash consideration was initially funded by the 2019 Credit Facility entered into on August 14, 2019. In addition, during the first nine months of 2020, we paid $22.6 million of agreed upon purchase price adjustments. The stamp duty levied on the assets purchased of $61.5 million, originally recorded as an expense during the year ended December 31, 2019, was paid in the second quarter of 2020 and is included in Change in working capital on the condensed consolidated statement of cash flows.
In addition, we have formed an unincorporated joint venture with MRL, MARBL, for the exploration, development, mining, processing and production of lithium and other minerals from the Wodgina Project and for the operation of the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Kemerton assets. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore, our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. As part of this acquisition, MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, has been formed to manage the Wodgina Project. We consolidate our 60% ownership interest in the Manager in our consolidated financial statements.
This acquisition provides access to a high-quality hard rock lithium source, further diversifying our global lithium resource base, and strengthens our position by increasing capacity to support future market demand. In connection with the acquisition, we idled production of the Wodgina spodumene mine until demand supports bringing the mine back to production.
The results of our 60% ownership interest in MARBL are reported within the Lithium segment. Included in Net income attributable to Albemarle Corporation for the three-month and nine-month periods ended September 30, 2020 is a loss of approximately $4.7 million and $14.6 million, respectively, attributable to the joint venture. There were no net sales attributable to the joint venture during this period. Included in Selling, general and administrative expenses (“SG&A”) on our consolidated statements of income for the three-month and nine-month periods ended September 30, 2020 and 2019 is $0.2 million and $1.0 million, respectively, and $1.3 million and $4.4 million, respectively, of costs directly related to this acquisition, primarily consisting of professional services and advisory fees. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of the Wodgina Project on our consolidated statements of income.
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

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2020 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2019	$1,370,846	$20,319	$181,034	$6,586	$1,578,785
Acquisitions(a)	(12,967)	—	—	—	(12,967)
Foreign currency translation adjustments and other	30,522	—	6,709	—	37,231
Balance at September 30, 2020	$1,388,401	$20,319	$187,743	$6,586	$1,603,049
(a)    Represents preliminary purchase price adjustments for the Wodgina Project acquisition. See Note 2, “Acquisitions” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2020 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2019	$422,462	$18,087	$55,020	$41,282	$536,851
Foreign currency translation adjustments and other	12,699	104	1,355	(1,524)	12,634
Balance at September 30, 2020	$435,161	$18,191	$56,375	$39,758	$549,485
Accumulated Amortization
Balance at December 31, 2019	$(116,749)	$(7,938)	$(36,197)	$(21,345)	$(182,229)
Amortization	(16,789)	—	(1,022)	(752)	(18,563)
Foreign currency translation adjustments and other	(3,729)	(113)	(929)	(3)	(4,774)
Balance at September 30, 2020	$(137,267)	$(8,051)	$(38,148)	$(22,100)	$(205,566)
Net Book Value at December 31, 2019	$305,713	$10,149	$18,823	$19,937	$354,622
Net Book Value at September 30, 2020	$297,894	$10,140	$18,227	$17,658	$343,919
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2020 was 25.2% and 19.8%, respectively, compared to 15.5% and 19.2% for the three-month and nine-month periods ended September 30, 2019, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2020 was impacted by a variety of factors, primarily stemming from the location in which income was earned. For the three-month and nine-month periods ended September 30, 2020, this was mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The three-month and nine-month periods ended September 30, 2020 also include discrete tax expenses recorded for foreign uncertain tax positions and foreign return to accrual adjustments. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2019 was impacted by a variety of factors, primarily stemming from the location in which income was earned. For the three-month and nine-month periods ended September 30, 2019, this was mainly attributable to our share of the income of our JBC joint venture.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2020 and 2019 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$98,301	$155,070	$291,129	$442,837
Denominator:
Weighted-average common shares for basic earnings per share	106,386	105,999	106,314	105,920
Basic earnings per share	$0.92	$1.46	$2.74	$4.18

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$98,301	$155,070	$291,129	$442,837
Denominator:
Weighted-average common shares for basic earnings per share	106,386	105,999	106,314	105,920
Incremental shares under stock compensation plans	487	300	326	404
Weighted-average common shares for diluted earnings per share	106,873	106,299	106,640	106,324
Diluted earnings per share	$0.92	$1.46	$2.73	$4.16
At September 30, 2020, there were 45,706 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 28, 2020, the Company increased the regular quarterly dividend by 5% to $0.385 per share. On July 14, 2020, the Company declared a cash dividend of $0.385, which was paid on October 1, 2020 to shareholders of record at the close of business as of September 18, 2020. On October 27, 2020, the Company declared a cash dividend of $0.385 per share, which is payable on January 4, 2021 to shareholders of record at the close of business as of December 11, 2020.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at September 30, 2020 and December 31, 2019 (in thousands):

	September 30,	December 31,
	2020	2019
Finished goods	$525,071	$495,639
Raw materials and work in process(a)	228,637	205,781
Stores, supplies and other	74,372	67,564
Total	$828,080	$768,984

(a)Included $124.3 million and $109.3 million at September 30, 2020 and December 31, 2019, respectively, of work in process in our Lithium segment.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $428.4 million and $397.2 million at September 30, 2020 and December 31, 2019, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $7.1 million and $7.6 million at September 30, 2020 and December 31, 2019, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at September 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	September 30,	December 31,
	2020	2019
1.125% notes, net of unamortized discount and debt issuance costs of $4,121 at September 30, 2020 and $5,659 at December 31, 2019	$577,479	$549,241
1.625% notes, net of unamortized discount and debt issuance costs of $5,846 at September 30, 2020 and $5,696 at December 31, 2019	575,754	549,204
1.875% Senior notes, net of unamortized discount and debt issuance costs of $1,172 at September 30, 2020 and $1,831 at December 31, 2019.	455,888	434,241
3.450% Senior notes, net of unamortized discount and debt issuance costs of $3,153 at September 30, 2020 and $3,533 at December 31, 2019	296,847	296,467
4.15% Senior notes, net of unamortized discount and debt issuance costs of $2,032 at September 30, 2020 and $2,398 at December 31, 2019	422,968	422,603
5.45% Senior notes, net of unamortized discount and debt issuance costs of $3,734 at September 30, 2020 and $3,850 at December 31, 2019	346,266	346,150
Floating rate notes, net of unamortized debt issuance costs of $815 at September 30, 2020 and $1,169 at December 31, 2019	199,185	198,831
Credit facilities	213,196	—
Commercial paper notes	390,000	186,700
Variable-rate foreign bank loans	7,570	7,296
Finance lease obligations	59,167	59,524
Total long-term debt	3,544,320	3,050,257
Less amounts due within one year	603,787	187,336
Long-term debt, less current portion	$2,940,533	$2,862,921
Current portion of long-term debt at September 30, 2020 includes commercial paper notes with a weighted-average interest rate of approximately 0.55% and a weighted-average maturity of 46 days.
In the first quarter of 2020, the Company borrowed $250.0 million under the 2018 Credit Agreement to repay short-term commercial paper notes and for other general corporate purposes. This amount was repaid in the third quarter of 2020 using short-term commercial paper notes. In April 2020, the Company borrowed the Euro equivalent of $200.0 million under the 2019 Credit Facility to be used for general corporate purposes. The applicable interest rate for the amount borrowed was 1.375%.
The carrying value of our 1.875% Euro-denominated senior notes has been designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency are recorded in accumulated other comprehensive loss. During the three-month and nine-month periods ended September 30, 2020, losses of $12.4 million and $16.1 million (net of income taxes), respectively, and during the three-month and nine-month periods ended September 30, 2019, gains of $12.7 million and $13.0 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
As a result of the uncertainty of the overall financial impact of the COVID-19 pandemic, the Company amended the Credit Agreements on May 11, 2020 to modify its financial covenant based on the Company’s current expectations. The amendment effects changes to certain provisions of the Credit Agreements, including: (a) conversion of the consolidated funded debt to consolidated EBITDA ratio to a consolidated net funded debt to consolidated EBITDA ratio; (b) carving-out third party sales of accounts receivables from the Securitization Transaction definition; (c) setting the consolidated net funded debt to consolidated EBITDA ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3.50:1 for fiscal quarters thereafter; and (d) reducing the priority debt basket to 24% of Consolidated Net Tangible Assets, as defined in the Credit Agreements, through and including December 31, 2021. As part of this amendment, the Company agreed to pay a 10 basis point fee on the consenting

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
lenders commitments under the Credit Agreements. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenants and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders. As of September 30, 2020, the Company was in compliance with its debt covenant under the Credit Agreements.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2020 (in thousands):

Beginning balance at December 31, 2019	$42,592
Expenditures	(2,560)
Accretion of discount	652
Additions and changes in estimates	3,857
Foreign currency translation adjustments and other	805
Ending balance at September 30, 2020	45,346
Less amounts reported in Accrued expenses	9,654
Amounts reported in Other noncurrent liabilities	$35,692
Environmental remediation liabilities included discounted liabilities of $38.7 million and $35.6 million at September 30, 2020 and December 31, 2019, respectively, discounted at rates with a weighted-average of 3.5% and 3.7%, respectively, with the undiscounted amount totaling $72.9 million and $69.2 million at September 30, 2020 and December 31, 2019, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $27.1 million and $31.0 million at September 30, 2020 and December 31, 2019, respectively, recorded in Other noncurrent liabilities, related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$8,085	$7,939	$25,298	$25,741
Finance lease cost:
Amortization of right of use assets	126	157	433	471
Interest on lease liabilities	697	31	1,977	96
Total finance lease cost	823	188	2,410	567

Short-term lease cost	3,427	2,587	9,824	6,422
Variable lease cost	2,312	1,541	6,344	4,059
Total lease cost	$14,647	$12,255	$43,876	$36,789
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2020 and 2019 is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,074	$22,486
Operating cash flows from finance leases	1,156	96
Financing cash flows from finance leases	513	509
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	19,743	21,578

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2020 and December 31, 2019 is as follows (in thousands, except as noted):

	September 30, 2020	December 31, 2019
Operating leases:
Other assets	$132,777	$133,864

Accrued expenses	18,013	23,137
Other noncurrent liabilities	116,394	114,686
Total operating lease liabilities	134,407	137,823
Finance leases:
Net property, plant and equipment	58,962	59,494

Current portion of long-term debt(a)	1,412	636
Long-term debt	58,576	58,888
Total finance lease liabilities	59,988	59,524
Weighted average remaining lease term (in years):
Operating leases	16.4	11.4
Finance leases	27.7	28.3
Weighted average discount rate (%):
Operating leases	4.06%	3.84%
Finance leases	4.56%	4.56%
(a)    Balance includes accrued interest of finance lease.
Maturities of lease liabilities as of September 30, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2020	$7,414	$541
2021	19,663	2,165
2022	15,477	4,444
2023	13,708	4,444
2024	12,369	4,444
Thereafter	149,025	94,361
Total lease payments	217,656	110,399
Less imputed interest	83,249	50,411
Total	$134,407	$59,988

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(In thousands)		(In thousands)
Net sales:
Lithium	$265,646	$330,386	$786,186	$947,030
Bromine Specialties	237,193	256,267	701,564	760,752
Catalysts	197,919	261,346	602,179	779,295
All Other	46,110	31,748	159,833	109,786
Total net sales	$746,868	$879,747	$2,249,762	$2,596,863

Adjusted EBITDA:
Lithium	$97,789	$127,459	$270,962	$384,854
Bromine Specialties	79,448	88,814	235,751	248,743
Catalysts	37,834	66,944	108,081	193,890
All Other	24,985	10,448	66,407	28,931
Corporate	(24,001)	(39,314)	(83,588)	(114,300)
Total adjusted EBITDA	$216,055	$254,351	$597,613	$742,118

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$69,102	$66,548	$25,176	$160,826	$22,798	$(85,323)	$98,301
Depreciation and amortization	28,687	12,900	12,658	54,245	2,187	2,247	58,679
Restructuring and other(a)	—	—	—	—	—	2,251	2,251
Acquisition and integration related costs(b)	—	—	—	—	—	5,928	5,928
Interest and financing expenses	—	—	—	—	—	19,227	19,227
Income tax expense	—	—	—	—	—	30,653	30,653
Non-operating pension and OPEB items	—	—	—	—	—	(2,901)	(2,901)
Other(c)	—	—	—	—	—	3,917	3,917
Adjusted EBITDA	$97,789	$79,448	$37,834	$215,071	$24,985	$(24,001)	$216,055
Three months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$102,136	$75,224	$54,345	$231,705	$8,305	$(84,940)	$155,070
Depreciation and amortization	25,212	12,448	12,599	50,259	2,143	2,085	54,487
Acquisition and integration related costs(b)	—	—	—	—	—	4,114	4,114
Interest and financing expenses	—	—	—	—	—	11,108	11,108
Income tax expense	—	—	—	—	—	25,341	25,341
Non-operating pension and OPEB items	—	—	—	—	—	(551)	(551)
Other(d)	111	1,142	—	1,253	—	3,529	4,782
Adjusted EBITDA	$127,459	$88,814	$66,944	$283,217	$10,448	$(39,314)	$254,351
Nine months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$188,380	$198,905	$70,770	$458,055	$60,069	$(226,995)	$291,129
Depreciation and amortization	82,582	36,846	37,311	156,739	6,338	7,137	170,214
Restructuring and other(a)	—	—	—	—	—	10,831	10,831
Acquisition and integration related costs(b)	—	—	—	—	—	14,349	14,349
Interest and financing expenses	—	—	—	—	—	53,964	53,964
Income tax expense	—	—	—	—	—	64,526	64,526
Non-operating pension and OPEB items	—	—	—	—	—	(8,704)	(8,704)
Other(c)	—	—	—	—	—	1,304	1,304
Adjusted EBITDA	$270,962	$235,751	$108,081	$614,794	$66,407	$(83,588)	$597,613
Nine months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$312,609	$212,320	$156,328	$681,257	$22,629	$(261,049)	$442,837
Depreciation and amortization	71,669	35,281	37,562	144,512	6,302	5,904	156,718
Restructuring and other(a)	—	—	—	—	—	5,290	5,290
Acquisition and integration related costs(b)	—	—	—	—	—	14,388	14,388
Gain on sale of property(e)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	35,295	35,295
Income tax expense	—	—	—	—	—	93,266	93,266
Non-operating pension and OPEB items	—	—	—	—	—	(1,810)	(1,810)
Other(d)	576	1,142	—	1,718	—	5,495	7,213
Adjusted EBITDA	$384,854	$248,743	$193,890	$827,487	$28,931	$(114,300)	$742,118
(a)In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended September 30, 2020, we recorded severance expenses of $2.3 million in SG&A. During the nine months ended September 30, 2020, we recorded expenses of

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
$0.7 million in Cost of goods sold, $10.4 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021. During the nine months ended September 30, 2019, severance expenses of $5.3 million, respectively, were recorded in SG&A as part of a business reorganization plan primarily in Catalysts, Lithium and Corporate.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)Included amounts for the three months ended September 30, 2020 recorded in:
▪SG&A - $3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.
▪Other expenses, net - $0.2 million loss resulting from the settlement of a historical legal matter of an acquired company.
Included amounts for the nine months ended September 30, 2020 recorded in:
•SG&A - $3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.
▪Other expenses, net - $2.5 million net gain resulting from the settlement of legal matters related to a business sold or a site in the process of being sold, and $0.8 million net gain primarily relating to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.
(d)    Included amounts for the three months ended September 30, 2019 recorded in:
▪Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪SG&A - $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment.
▪Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, as well as a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting.
Included amounts for the nine months ended September 30, 2019 recorded in:
▪Cost of goods sold - $0.6 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪SG&A - $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan and $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialities segment.
▪Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting, and $0.9 million of a net loss primarily resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.
(e) Gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Pension Benefits Cost (Credit):
Service cost	$1,202	$1,118	$3,623	$3,371
Interest cost	6,696	8,314	20,049	24,854
Expected return on assets	(10,065)	(9,414)	(30,156)	(28,311)
Amortization of prior service benefit	9	(5)	27	7
Total net pension benefits (credit) cost	$(2,158)	$13	$(6,457)	$(79)
Postretirement Benefits Cost:
Service cost	$27	$24	$79	$73
Interest cost	468	549	1,403	1,647
Total net postretirement benefits cost	$495	$573	$1,482	$1,720
Total net pension and postretirement benefits (credit) cost	$(1,663)	$586	$(4,975)	$1,641
All components of net benefit cost (credit), other than service cost, are included in Other expenses, net on the consolidated statements of income.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three-month and nine-month periods ended September 30, 2020, we made contributions of $2.7 million and $7.9 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2019, we made contributions of $2.1 million and $8.6 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.9 million and $2.5 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2020, respectively. During the three-month and nine-month periods ended September 30, 2019, we paid $0.8 million and $2.1 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	September 30, 2020		December 31, 2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,560,816	$3,649,323	$3,069,417	$3,173,341
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract, with a notional value of 727.9 million Australian Dollars to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At September 30, 2020 and December 31, 2019, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $187.3 million and $481.2 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2020 and December 31, 2019, we had outstanding non-designated foreign currency forward contracts with notional values totaling $658.1 million and $1.15 billion, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso and Australian Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$2,820	$—	$5,369	$—
Not Designated as hedging instruments(b)	1,075	1,834	2,032	3,613
Total	$3,895	$1,834	$7,401	$3,613
(a)    Included $2.5 million in Other current assets and $0.3 million in Other assets at September 30, 2020 and $3.7 million in Other current assets and $1.7 million in Other assets at December 31, 2019.
(b)    Included $1.1 million in Other current assets and $1.8 million in Accrued expenses at September 30, 2020 and $2.0 million in Other current assets and $3.6 million in Accrued expenses at December 31, 2019.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and nine-month periods ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Designated as hedging instruments
Gains (losses) recognized in Other comprehensive income	$6,993	$—	$(6,822)	$—
Not designated as hedging instruments
Gains (losses) recognized in Other expenses, net(a)	$3,102	$(19,331)	$(5,201)	$(27,647)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net.
In addition, for the nine-month periods ended September 30, 2020 and 2019, we recorded net cash settlements of $15.7 million and $25.5 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
As of September 30, 2020, there are no unrealized gains or losses related to the cash flow hedge expected to be reclassified to earnings in the next twelve months.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$30,884	$30,884	$—	$—
Private equity securities(b)	$27	$27	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,638	$—	$—	$—
Foreign currency forward contracts(d)	$3,895	$—	$3,895	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$30,884	$30,884	$—	$—
Foreign currency forward contracts(d)	$1,834	$—	$1,834	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Private equity securities(b)	$32	$32	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,890	$—	$—	$—
Foreign currency forward contracts(d)	$7,401	$—	$7,401	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Foreign currency forward contracts(d)	$3,613	$—	$3,613	$—
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation	Pension and Post-Retirement Benefits(a)	Net Investment Hedge	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended September 30, 2020
Balance at June 30, 2020	$(488,429)	$490	$77,103	$(8,968)	$(11,327)	$(431,131)
Other comprehensive income (loss) before reclassifications	37,489	—	(12,408)	6,993	—	32,074
Amounts reclassified from accumulated other comprehensive loss	—	10	—	—	647	657
Other comprehensive income (loss), net of tax	37,489	10	(12,408)	6,993	647	32,731
Other comprehensive income attributable to noncontrolling interests	(67)	—	—	—	—	(67)
Balance at September 30, 2020	$(451,007)	$500	$64,695	$(1,975)	$(10,680)	$(398,467)
Three months ended September 30, 2019
Balance at June 30, 2019	$(407,937)	$(146)	$72,604	$—	$(13,932)	$(349,411)
Other comprehensive (loss) income before reclassifications	(100,069)	—	12,745	—	—	(87,324)
Amounts reclassified from accumulated other comprehensive loss	—	(5)	—	—	641	636
Other comprehensive (loss) income, net of tax	(100,069)	(5)	12,745	—	641	(86,688)
Other comprehensive loss attributable to noncontrolling interests	122	—	—	—	—	122
Balance at September 30, 2019	$(507,884)	$(151)	$85,349	$—	$(13,291)	$(435,977)
Nine months ended September 30, 2020
Balance at December 31, 2019	$(469,210)	$473	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive income (loss) before reclassifications	18,350	—	(16,083)	(6,822)	—	(4,555)
Amounts reclassified from accumulated other comprehensive loss	—	27	—	—	1,943	1,970
Other comprehensive income (loss), net of tax	18,350	27	(16,083)	(6,822)	1,943	(2,585)
Other comprehensive income attributable to noncontrolling interests	(147)	—	—	—	—	(147)
Balance at September 30, 2020	$(451,007)	$500	$64,695	$(1,975)	$(10,680)	$(398,467)
Nine months ended September 30, 2019
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$—	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(100,380)	—	13,012	—	—	(87,368)
Amounts reclassified from accumulated other comprehensive loss	—	8	—	—	1,923	1,931
Other comprehensive (loss) income, net of tax	(100,380)	8	13,012	—	1,923	(85,437)
Other comprehensive loss attributable to noncontrolling interests	142	—	—	—	—	142
Balance at September 30, 2019	$(507,884)	$(151)	$85,349	$—	$(13,291)	$(435,977)
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
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended September 30, 2020
Other comprehensive income (loss), before tax	$37,494	$10	$(16,029)	$6,993	$834
Income tax (expense) benefit	(5)	—	3,621	—	(187)
Other comprehensive income (loss), net of tax	$37,489	$10	$(12,408)	$6,993	$647

Three months ended September 30, 2019
Other comprehensive (loss) income, before tax	$(100,069)	$(3)	$16,584	$—	$834
Income tax expense	—	(2)	(3,839)	—	(193)
Other comprehensive (loss) income, net of tax	$(100,069)	$(5)	$12,745	$—	$641

Nine months ended September 30, 2020
Other comprehensive income (loss), before tax	$18,352	$28	$(20,755)	$(6,822)	$2,502
Income tax (expense) benefit	(2)	(1)	4,672	—	(559)
Other comprehensive income (loss), net of tax	$18,350	$27	$(16,083)	$(6,822)	$1,943

Nine months ended September 30, 2019
Other comprehensive (loss) income, before tax	$(100,379)	$10	$16,932	$—	$2,502
Income tax expense	(1)	(2)	(3,920)	—	(579)
Other comprehensive (loss) income, net of tax	$(100,380)	$8	$13,012	$—	$1,923

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales to unconsolidated affiliates	$4,863	$4,465	$17,361	$14,128
Purchases from unconsolidated affiliates(a)	$10,742	$41,304	$142,366	$160,420
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2020	December 31, 2019
Receivables from unconsolidated affiliates	$2,765	$7,163
Payables to unconsolidated affiliates	$7,263	$35,502

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$167,393	$174,510
As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $131.9 million of its construction in progress of the designated Kemerton assets during the nine months ended September 30, 2020, representing MRL’s 40% interest in the assets. Since the acquisition, we have transferred $296.6 million of construction in progress to MRL through September 30, 2020. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement. See Note 2, “Acquisitions,” for further details.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019 included $30.4 million and $14.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the TCJA, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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

The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2020 and 2019. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Third Quarter 2020
During the third quarter of 2020:
•Our board of directors declared a quarterly dividend of $0.385 per share on July 14, 2020, which was paid on October 1, 2020 to shareholders of record at the close of business as of September 18, 2020.
•It was announced that we have been selected by the U.S. Department of Energy (“DOE”) as a critical partner for two lithium research projects over three years through a Battery Manufacturing Lab Call. Albemarle will work in conjunction with two DOE labs on the Company's approved projects.
•Our net sales for the quarter were $746.9 million, down 15% from net sales of $879.7 million in the third quarter of 2019.
•Diluted earnings per share were $0.92, a decrease from third quarter of 2019 results of $1.46 per diluted share.
•Net cash provided by operations was $253.8 million in the third quarter of 2020, an increase of 73% from the third quarter of 2019.

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
Currently, the COVID-19 pandemic is having an impact on overall global economic conditions. While we have not seen a material impact to our operations to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. All of our information technology systems are running as designed and all sites are operating at normal capacity while we continue to comply with all government and health agency recommendations and requirements, as well as protecting the safety of our employees and communities. We believe we have sufficient inventory to continue to produce at current levels, however, government mandated shutdowns could impact our ability to acquire additional materials and disrupt our customers’ purchases. At this time we cannot predict the expected overall financial impact of the COVID-19 pandemic on our business, but we are planning for various economic scenarios and continue to make efforts to protect the safety of our employees and the health of our business.
Lithium: We continue to expect results to decline year-over-year during 2020 in Lithium, due mainly to pricing pressure in certain markets, partially offset by productivity enhancements across our business. There is no new capacity coming online during 2020 or 2021 to drive significant additional volume. In addition, we have seen reduced demand in the glass and ceramics markets, which has led to reduced sales. While we have not experienced a material impact from the COVID-19 pandemic to date, our position in the automotive OEM supply chain may delay the overall impact to Lithium. Our plants in China temporarily operated at reduced rates during the first quarter due to operating restrictions; however both plants were back to normal capacity following the lifting of the restrictions. In addition, all other plants have operated at normal rates during 2020, other than the announced idling actions taken in the third quarter. Electric vehicle (“EV”) sales have started to rebound after a marked slowdown during the second quarter, but channel inventories remain high for lithium materials, and we believe that it will take some time to work off those inventories as the market recovers. In addition, we continue to keep the Wodgina spodumene mine idled until demand supports bringing the mine back to production.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by our customers and automotive OEM’s, favorable global public policy toward e-mobility/renewable energy usage and additional stimulus measures taken in Europe in light of the COVID-19 pandemic that we expect to bolster electric vehicle demand. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We continue to expect both net sales and profitability to be down in 2020, primarily due to lower demand from recent shutdowns related to the COVID-19 pandemic. While we have not experienced a material impact from the COVID-19 pandemic to date, sales in 2020 have been adversely impacted and we are likely to see continued adverse impacts for the remainder of the year and into 2021.
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
Catalysts: We continue to expect both net sales and profitability to be down in 2020, driven by significantly lower demand due to stay at home orders and travel restrictions resulting from the COVID-19 pandemic. The travel restrictions adversely impacted FCC in the first three quarters of the year due to reduced transportation fuel demand throughout the world. While we have begun to see some recovery in 2020, we do not expect demand to return to normal levels until late 2022 at the earliest. We have also begun to see an adverse impact from the COVID-19 pandemic on HPC, as customers are focusing on reducing capital spending in 2020. We are likely to see a continued negative impact during the remainder of 2020 as refiners are able to defer change outs. We will continue to monitor the situation as we expect our global customer and suppliers to continue to experience disruptions resulting from the impact of the COVID-19 pandemic.
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
Corporate: In the first quarter of 2020, we increased our quarterly dividend rate to $0.385 per share. We continue to focus on cash generation, working capital management and process efficiencies. Based on current market conditions, primarily lower discount rates, we expect to record a mark-to-market actuarial loss in the range of $50 million related to our defined benefit pension and OPEB plan obligations in the fourth quarter of 2020. The ultimate amount of the loss recorded will be determined based on a number of factors, including the movement of discount rates in the fourth quarter. In addition, we expect our global effective tax rate for 2020 to continue to vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., including the U.S. Tax Cuts and Jobs Act (“TCJA”), and other tax jurisdictions.
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

Third Quarter 2020 Compared to Third Quarter 2019

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net sales	$746,868	$879,747	$(132,879)	(15)%
▪$68.5 million of unfavorable pricing from each of our businesses
▪$68.3 million of lower sales volume in each of our reportable segments, partially offset by FCS
▪$3.7 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Gross profit	$254,056	$309,867	$(55,811)	(18)%
Gross profit margin	34.0%	35.2%
▪Unfavorable pricing from each of our businesses and lower sales volume in each of our reportable segments, partially offset by FCS
▪Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies
▪$7.0 million out-of-period non-cash expense recorded in the third quarter of 2019 in Cost of goods sold due to an adjustment of lithium carbonate inventory values in the second quarter of 2019

Selling, General and Administrative Expenses

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Selling, general and administrative expenses	$96,092	$108,135	$(12,043)	(11)%
Percentage of Net sales	12.9%	12.3%
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative.
▪$3.8 million of a net expense primarily relating to the increase of environmental reserves at at non-operating businesses we have previously divested
▪$2.3 million increase in severance expense as part of business reorganization plans
▪$1.8 million increase in acquisition and integration related costs for various significant projects

Research and Development Expenses

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Research and development expenses	$13,532	$15,585	$(2,053)	(13)%
Percentage of Net sales	1.8%	1.8%
▪Decreased research and development spend primarily in Catalyts
Interest and Financing Expenses

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Interest and financing expenses	$(19,227)	$(11,108)	$(8,119)	73%
▪Increased debt balance in 2020, primarily related to the funding of the Wodgina Project acquisition and credit facility draws in 2020
▪The increase was partially offset by higher capitalized interest from continued capital expenditures in 2020

Other Expenses, Net

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Other expenses, net	$(3,661)	$(11,316)	$7,655	(68)%

▪$2.4 million increase in non-operating pension and OPEB gains resulting from lower interest expenses and increased estimated return on assets
▪$3.6 million decrease in foreign exchange losses
▪$3.1 million of unrecoverable vendor costs outside the operation of the business related to the construction of the future Kemerton production facility in 2019

Income Tax Expense

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Income tax expense	$30,653	$25,341	$5,312	21%
Effective income tax rate	25.2%	15.5%
▪Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan
▪2020 includes discrete tax expenses for foreign uncertain tax positions and foreign return to accrual adjustments

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Equity in net income of unconsolidated investments	$26,154	$33,236	$(7,082)	(21)%
▪Lower earnings from our Lithium segment joint venture, Windfield Holdings Pty Ltd (“Talison”), primarily driven by lower sales volume, partially offset by foreign currency gains of $5.7 million
Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net income attributable to noncontrolling interests	$(18,744)	$(16,548)	$(2,196)	13%
▪Increase in consolidated income related to our JBC joint venture from higher sales volume

Net Income Attributable to Albemarle Corporation

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net income attributable to Albemarle Corporation	$98,301	$155,070	$(56,769)	(37)%
Percentage of Net sales	13.2%	17.6%
Basic earnings per share	$0.92	$1.46	$(0.54)	(37)%
Diluted earnings per share	$0.92	$1.46	$(0.54)	(37)%
▪Decrease primarily due to unfavorable pricing from each of our businesses and lower sales volume in each of our reportable segments, partially offset by FCS
▪Increased interest expense from higher debt balances in 2020
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Increased effective tax rate
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative

Other Comprehensive Income (loss), Net of Tax

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Other comprehensive income (loss), net of tax	$32,731	$(86,688)	$119,419	(138)%
▪Foreign currency translation	$37,489	$(100,069)	$137,558	(137)%
▪2020 included favorable movements in the Euro of approximately $26 million, the Chinese Renminbi of approximately $11 million and a net favorable variance in various other currencies totaling approximately $3 million, partially offset by unfavorable movements in the Brazilian Real of approximately $2 million
▪2019 included unfavorable movements in the Euro of approximately $83 million, the Chinese Renminbi of approximately $8 million, the Brazilian Real of approximately $7 million and a net unfavorable variance in various other currencies totaling approximately $2 million

▪Cash flow hedge	$6,993	$—	$6,993
▪Net investment hedge	$(12,408)	$12,745	$(25,153)	(197)%
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

	Three Months Ended September 30,				Percentage Change
	2020	%	2019	%	2020 vs 2019
	(In thousands, except percentages)
Net sales:
Lithium	$265,646	35.6%	$330,386	37.6%	(20)%
Bromine Specialties	237,193	31.8%	256,267	29.1%	(7)%
Catalysts	197,919	26.4%	261,346	29.7%	(24)%
All Other	46,110	6.2%	31,748	3.6%	45%
Total net sales	$746,868	100.0%	$879,747	100.0%	(15)%

Adjusted EBITDA:
Lithium	$97,789	45.3%	$127,459	50.1%	(23)%
Bromine Specialties	79,448	36.8%	88,814	34.9%	(11)%
Catalysts	37,834	17.5%	66,944	26.3%	(43)%
All Other	24,985	11.5%	10,448	4.1%	139%
Corporate	(24,001)	(11.1)%	(39,314)	(15.4)%	39%
Total adjusted EBITDA	$216,055	100.0%	$254,351	100.0%	(15)%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$69,102	$66,548	$25,176	$160,826	$22,798	$(85,323)	$98,301
Depreciation and amortization	28,687	12,900	12,658	54,245	2,187	2,247	58,679
Restructuring and other(a)	—	—	—	—	—	2,251	2,251
Acquisition and integration related costs(b)	—	—	—	—	—	5,928	5,928
Interest and financing expenses	—	—	—	—	—	19,227	19,227
Income tax expense	—	—	—	—	—	30,653	30,653
Non-operating pension and OPEB items	—	—	—	—	—	(2,901)	(2,901)
Other(c)	—	—	—	—	—	3,917	3,917
Adjusted EBITDA	$97,789	$79,448	$37,834	$215,071	$24,985	$(24,001)	$216,055
Three months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$102,136	$75,224	$54,345	$231,705	$8,305	$(84,940)	$155,070
Depreciation and amortization	25,212	12,448	12,599	50,259	2,143	2,085	54,487
Acquisition and integration related costs(b)	—	—	—	—	—	4,114	4,114
Interest and financing expenses	—	—	—	—	—	11,108	11,108
Income tax expense	—	—	—	—	—	25,341	25,341
Non-operating pension and OPEB items	—	—	—	—	—	(551)	(551)
Other(d)	111	1,142	—	1,253	—	3,529	4,782
Adjusted EBITDA	$127,459	$88,814	$66,944	$283,217	$10,448	$(39,314)	$254,351
(a)    During 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended September 30, 2020, we recorded severance expenses of $2.3 million in SG&A. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through the first quarter of 2021.
(b)    Costs related to the acquisition, integration and potential divestiture for various significant projects, recorded in Selling, general and administrative expenses.
(c)    Included amounts for the three months ended September 30, 2020 recorded in:
▪SG&A - $3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.
▪Other expenses, net - $0.2 million loss resulting from the settlement of a historical legal matter of an acquired company.

(d)    Included amounts for the three months ended September 30, 2019 recorded in:
▪Cost of goods sold - $0.1 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪SG&A - $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialties segment.
▪Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, as well as a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting.

Lithium

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net sales	$265,646	$330,386	$(64,740)	(20)%
▪$54.9 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
▪$10.5 million in lower sales volume, primarily in battery-grade carbonate and hydroxide

Adjusted EBITDA	$97,789	$127,459	$(29,670)	(23)%
▪Unfavorable pricing impacts and lower sales volume
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
▪$1.5 million of favorable currency translation resulting from a weaker Chilean Peso
▪$7.0 million out-of-period non-cash expense recorded in the third quarter of 2019 in Cost of goods sold due to an adjustment of lithium carbonate inventory values in the second quarter of 2019

Bromine Specialties

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net sales	$237,193	$256,267	$(19,074)	(7)%
▪$15.0 million of lower sales volume related to lower demand resulting from the COVID-19 pandemic
▪$5.9 million of unfavorable pricing impacts, primarily in the flame retardants division
▪$1.4 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$79,448	$88,814	$(9,366)	(11)%
▪Lower sales volume and unfavorable pricing impacts
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative

Catalysts

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net sales	$197,919	$261,346	$(63,427)	(24)%
▪$61.5 million of lower sales volume, primarily from lower fuel demand due to stay at home orders and travel restrictions worldwide related to the COVID-19 pandemic
▪$3.5 million of unfavorable pricing impacts, primarily in FCC
▪$1.5 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$37,834	$66,944	$(29,110)	(43)%
▪Lower sales volume resulting from lower fuel demand
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative

All Other

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Net sales	$46,110	$31,748	$14,362	45%
▪Higher sales volume in our FCS business
Adjusted EBITDA	$24,985	$10,448	$14,537	139%
▪Higher sales volume in our FCS business

Corporate

In thousands	Q3 2020	Q3 2019	$ Change	% Change
Adjusted EBITDA	$(24,001)	$(39,314)	$15,313	39%
▪$15.3 million of favorable currency exchange impacts, including $6 million of foreign currency gains from our Talison joint venture

Nine Months 2020 Compared to Nine Months 2019

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$2,249,762	$2,596,863	$(347,101)	(13)%
▪$204.8 million of lower sales volume from each of our reportable segments, partially offset by FCS
▪$140.1 million of unfavorable pricing primarily driven by Lithium
▪$2.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Gross profit	$729,433	$919,267	$(189,834)	(21)%
Gross profit margin	32.4%	35.4%
▪Lower sales volume from each of our reportable segments and unfavorable pricing impacts primarily driven by Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Selling, general and administrative expenses	$304,918	$348,205	$(43,287)	(12)%
Percentage of Net sales	13.6%	13.4%
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
▪$5.1 million increase in severance expense as part of a business reorganization plan
▪$3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.

Research and Development Expenses

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Research and development expenses	$43,839	$44,024	$(185)	—%
Percentage of Net sales	1.9%	1.7%
▪Research and development spend in line with prior year

Interest and Financing Expenses

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Interest and financing expenses	$(53,964)	$(35,295)	$(18,669)	53%
▪Increased debt balance in 2020, primarily related to the funding of the Wodgina Project acquisition and credit facility draws in 2020
▪The increase was partially offset by higher capitalized interest from continued capital expenditures in 2020

Other Expenses, Net

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Other expenses, net	$(1,620)	$(7,090)	$5,470	(77)%
▪$11.1 million gain related to the sale of land in Pasadena, Texas in 2019
▪$11.4 million decrease in foreign exchange losses
▪$6.9 million increase in non-operating pension and OPEB gains resulting from lower interest expenses and increased estimated return on assets

Income Tax Expense

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Income tax expense	$64,526	$93,266	$(28,740)	(31)%
Effective income tax rate	19.8%	19.2%
▪Change in geographic mix of earnings, mainly attributable to our share of the income of our JBC joint venture, a Free Zones company under the law of the Hashemite Kingdom of Jordan
▪2020 includes discrete tax expenses for foreign uncertain tax positions and foreign return to accrual adjustments, partially offset by excess tax benefits realized from stock-based compensation arrangements

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Equity in net income of unconsolidated investments	$83,872	$106,727	$(22,855)	(21)%
▪Lower earnings from our Lithium segment joint venture, Talison, primarily driven by lower sales volume

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net income attributable to noncontrolling interests	$(53,309)	$(55,277)	$1,968	(4)%
▪Decrease in consolidated income related to our JBC joint venture from lower sales volume

Net Income Attributable to Albemarle Corporation

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net income attributable to Albemarle Corporation	$291,129	$442,837	$(151,708)	(34)%
Percentage of Net sales	12.9%	17.1%
Basic earnings per share	$2.74	$4.18	$(1.44)	(34)%
Diluted earnings per share	$2.73	$4.16	$(1.43)	(34)%
▪Decrease primarily due to decreased sales volume in each of our reportable segments and unfavorable price impacts in Lithium
▪Increased interest expense from higher debt balances in 2020
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative

Other Comprehensive (Loss) Income, Net of Tax

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(2,585)	$(85,437)	$82,852	(97)%
▪Foreign currency translation	$18,350	$(100,380)	$118,730	(118)%
▪2020 included favorable movements in the Euro of approximately $30 million, the Chinese Renminbi of approximately $8 million and the Japanese Yen and Taiwanese Dollar of approximately $3 million each, partially offset by unfavorable movements in the Brazilian Real of approximately $23 million
▪2019 included unfavorable movements in the Euro of approximately $85 million, the Chinese Renminbi of approximately $9 million, the Brazilian Real of approximately $6 million and the Korean Won of approximately $3 million, partially offset by a net favorable variance in other currencies totaling approximately $2 million

▪Cash flow hedge	$(6,822)	$—	$(6,822)
▪Net investment hedge	$(16,083)	$13,012	$(29,095)	(224)%

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the fine chemistry services business, that does not fit into any of our other core businesses.

	Nine Months Ended September 30,				Percentage Change
	2020	%	2019	%	2020 vs. 2019
	(In thousands, except percentages)
Net sales:
Lithium	$786,186	34.9%	$947,030	36.5%	(17)%
Bromine Specialties	701,564	31.2%	760,752	29.3%	(8)%
Catalysts	602,179	26.8%	779,295	30.0%	(23)%
All Other	159,833	7.1%	109,786	4.2%	46%
Total net sales	$2,249,762	100.0%	$2,596,863	100.0%	(13)%

Adjusted EBITDA:
Lithium	$270,962	45.3%	$384,854	51.9%	(30)%
Bromine Specialties	235,751	39.5%	248,743	33.5%	(5)%
Catalysts	108,081	18.1%	193,890	26.1%	(44)%
All Other	66,407	11.1%	28,931	3.9%	130%
Corporate	(83,588)	(14.0)%	(114,300)	(15.4)%	27%
Total adjusted EBITDA	$597,613	100.0%	$742,118	100.0%	(19)%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$188,380	$198,905	$70,770	$458,055	$60,069	$(226,995)	$291,129
Depreciation and amortization	82,582	36,846	37,311	156,739	6,338	7,137	170,214
Restructuring and other(a)	—	—	—	—	—	10,831	10,831
Acquisition and integration related costs(b)	—	—	—	—	—	14,349	14,349
Interest and financing expenses	—	—	—	—	—	53,964	53,964
Income tax expense	—	—	—	—	—	64,526	64,526
Non-operating pension and OPEB items	—	—	—	—	—	(8,704)	(8,704)
Other(c)	—	—	—	—	—	1,304	1,304
Adjusted EBITDA	$270,962	$235,751	$108,081	$614,794	$66,407	$(83,588)	$597,613
Nine months ended September 30, 2019
Net income (loss) attributable to Albemarle Corporation	$312,609	$212,320	$156,328	$681,257	$22,629	$(261,049)	$442,837
Depreciation and amortization	71,669	35,281	37,562	144,512	6,302	5,904	156,718
Restructuring and other(a)	—	—	—	—	—	5,290	5,290
Acquisition and integration related costs(b)	—	—	—	—	—	14,388	14,388
Gain on sale of property(d)	—	—	—	—	—	(11,079)	(11,079)
Interest and financing expenses	—	—	—	—	—	35,295	35,295
Income tax expense	—	—	—	—	—	93,266	93,266
Non-operating pension and OPEB items	—	—	—	—	—	(1,810)	(1,810)
Other(e)	576	1,142	—	1,718	—	5,495	7,213
Adjusted EBITDA	$384,854	$248,743	$193,890	$827,487	$28,931	$(114,300)	$742,118
(a)    During 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the nine months ended September 30, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $10.4 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021. During the nine months ended September 30, 2019, severance expenses of $5.3 million were recorded in SG&A as part of a business reorganization plan primarily in Catalysts, Lithium and Corporate.
(b)    Costs related to the acquisition, integration and potential divestiture for various significant projects, recorded in Selling, general and administrative expenses.
(c)    Included amounts for the nine months ended September 30, 2020 recorded in:
▪SG&A - $3.8 million of a net expense primarily relating to the increase of environmental reserves at sites that we are no longer operating and are in the process of selling.
▪Other expenses, net - $2.5 million net gain resulting from the settlement of legal matters related to a business sold or a site in the process of being sold, and $0.8 million net gain primarily relating to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.
(d)    Gain recorded in Other (expenses) income, net related to the sale of land in Pasadena, Texas not used as part of our operations.
(e)    Included amounts for the nine months ended September 30, 2019 recorded in:
▪Cost of goods sold - $0.6 million related to non-routine labor and compensation related costs in Chile that were outside normal compensation arrangements.
▪SG&A - $1.0 million of shortfall contributions for our multiemployer plan financial improvement plan and $1.1 million of a write-off of uncollectable accounts receivable from a terminated distributor in the Bromine Specialities segment.
▪Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, a net loss of $0.4 million primarily resulting from the settlement of legal matters related to previously disposed businesses or recorded in purchase accounting, and $0.9 million of a net loss primarily resulting from the revision of indemnifications and other liabilities related to previously disposed businesses.

Lithium

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$786,186	$947,030	$(160,844)	(17)%
▪$124.5 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
▪$30.7 million in lower sales volume, primarily in battery-grade carbonate due to higher inventory levels at certain customers and current economic conditions, partially offset by higher battery- and tech-grade hydroxide sales volume
▪$5.5 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$270,962	$384,854	$(113,892)	(30)%
▪Unfavorable pricing impacts and lower sales volume
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
▪$7.7 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$701,564	$760,752	$(59,188)	(8)%
▪$63.5 million of lower sales volume related to lower demand resulting from the COVID-19 pandemic
▪$3.2 million of favorable pricing impacts in each bromine division
▪$1.0 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$235,751	$248,743	$(12,992)	(5)%
▪Lower sales volume, partially offset by favorable pricing impacts and product mix
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative

Catalysts

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$602,179	$779,295	$(177,116)	(23)%
▪$167.9 million of lower sales volume, primarily from lower fuel demand due to stay at home orders and travel restrictions worldwide related to COVID-19 pandemic
▪$11.6 million of unfavorable pricing impacts, primarily in FCC
▪$2.2 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$108,081	$193,890	$(85,809)	(44)%
▪Lower sales volume resulting from lower fuel demand and unfavorable pricing impacts
▪Increased freight costs
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative

All Other

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Net sales	$159,833	$109,786	$50,047	46%
▪Higher sales volume in our FCS business
Adjusted EBITDA	$66,407	$28,931	$37,476	130%
▪Higher sales volume in our FCS business

Corporate

In thousands	YTD 2020	YTD 2019	$ Change	% Change
Adjusted EBITDA	$(83,588)	$(114,300)	$30,712	27%
▪Lower professional fees and other administrative costs resulting from our previously announced cost savings initiative
▪$17.9 million of favorable currency translation, including $5 million of foreign currency gains from our Talison joint venture

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
We are continually focused on working capital efficiency particularly in the areas of accounts receivable, payables and inventory. We anticipate that cash on hand, cash provided by operating activities, proceeds from divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund capital expenditures and other investing activities, fund pension contributions and pay dividends for the foreseeable future.
Cash Flow
During the first nine months of 2020, cash on hand, cash provided by operations and approximately $405 million of proceeds from borrowings funded $621.4 million of capital expenditures for plant, machinery and equipment and dividends to shareholders of $120.8 million. In addition, during the first nine months of 2020, we paid $22.6 million of agreed upon purchase price adjustments to Mineral Resources Limited as part of the acquisition of the Wodgina spodumene mine completed in 2019. Our operations provided $461.7 million of cash flows during the first nine months of 2020, as compared to $345.6 million for the first nine months of 2019. The change compared to prior year was primarily due to lower working capital outflows, partially offset by decreased cash earnings and lower dividends received from unconsolidated investments. Our outflow from working capital changes in 2020 of $167.4 million was primarily due to the payment of $61.5 million related to stamp duties in Australia levied on the assets purchased as part of the acquisition of the Wodgina spodumene mine completed in 2019. In addition, the outflow was impacted by increased inventory balances in Lithium and Catalysts for forecasted sales during the remainder of 2020, partially offset by the timing of the collection of receivables. Overall, our cash and cash equivalents increased by $89.0 million to $702.1 million at September 30, 2020 from $613.1 million at December 31, 2019.
Capital expenditures for the nine-month period ended September 30, 2020 of $621.4 million were associated with plant, machinery and equipment. Our capital expenditure spending for 2020 is committed to Lithium growth and capacity increases, primarily in Australia and Chile, as well as productivity and continuity of operations projects in all segments. We forecast our 2020 capital expenditures to be approximately $850 million to $900 million, reflecting anticipated delays in certain capital expenditure projects, including the construction of our Kemerton, Australia and La Negra, Chile plants, in order to maintain financial flexibility.
Net current assets were $614.3 million and $816.1 million at September 30, 2020 and December 31, 2019, respectively. The decrease is primarily due to the increase of the current portion of long-term debt and the use of cash for capital expenditures and general corporate purposes. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 28, 2020, we increased our quarterly dividend rate to $0.385 per share, a 5% increase from the quarterly rate of $0.3675 per share paid in 2019. On July 14, 2020, the Company declared a cash dividend of $0.385, which was paid on October 1, 2020 to shareholders of record at the close of business as of September 18, 2020.
At September 30, 2020 and December 31, 2019, our cash and cash equivalents included $517.5 million and $565.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2020 and 2019, we repatriated $1.8 million and $9.3 million, respectively, of cash as part of these foreign earnings cash repatriation activities.
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
(a)    Denotes senior notes.
(b)    Borrowings bear interest at a floating rate based on the 3-month LIBOR plus 105 basis points. The applicable floating interest rate for the current interest period is 1.33%, with the interest rate reset on each interest payment date.
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
Our Euro notes issued in 2019 are unsecured and unsubordinated obligations and rank equally in right of payment to all our other unsecured senior obligations. As is customary for such long-term debt instruments, each of these notes outstanding has terms that allow us to redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis using the bond rate (as defined in the indentures governing these notes) plus between 25 and 35 basis points, depending on the note, plus, in each case, accrued and unpaid interest on the principal amount being redeemed to, but excluding, the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness exceeding $100 million caused by a nonpayment default.
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

(“Fitch”). The applicable margin on the facility was 1.325% as of September 30, 2020. As of September 30, 2020 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into our 2019 Credit Facility with several banks and other financial institutions. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on August 11, 2020, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.325% as of September 30, 2020. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in Mineral Resource Limited’s Wodgina Project and for general corporate purposes, and such amount was repaid in full in November 2019 using a portion of the proceeds received from the notes issued in 2019. In April 2020, the Company borrowed the remaining $200.0 million under the 2019 Credit Facility, which remains outstanding as of September 30, 2020, to be used for general corporate purposes.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2020, we had $390.0 million of Commercial Paper Notes outstanding, bearing a weighted-average interest rate of approximately 0.55% and a weighted-average maturity of 46 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2020 and December 31, 2019.
The non-current portion of our long-term debt amounted to $2.94 billion at September 30, 2020, compared to $2.86 billion at December 31, 2019. In addition, at September 30, 2020, we had availability to borrow $610.0 million under our commercial paper program and the Credit Agreements, and $222.9 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of September 30, 2020, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $91.0 million at September 30, 2020. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2019.
Total expected 2020 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, should approximate $13 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $7.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2020.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $25.9 million at September 30, 2020 and $21.2 million at December 31, 2019. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.9 million at September 30, 2020 and $26.1 million at December 31, 2019. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2020 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the uncertainty surrounding the COVID-19 pandemic is to continue to maintain financial flexibility by delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. As previously announced in 2019, we are pursuing opportunities to divest our PCS and fine chemistry services businesses.
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
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before December 2021, we believe we have, and will be able to maintain, a solid liquidity position.
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
We had cash and cash equivalents totaling $702.1 million at September 30, 2020, of which $517.5 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Net sales(a)	$1,211,300	$1,847,927
Gross profit	275,862	488,248
Loss before income taxes and equity in net income of unconsolidated investments(b)	(132,992)	(94,118)
Net loss attributable to the Guarantor and the Issuer	(110,089)	(134,289)
(a)    Includes net sales to Non-Guarantors of $671.3 million and $1,011.7 million for the nine months ended ended September 30, 2020 and year ended December 31, 2019, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $118.6 million and $147.7 million for the nine months ended ended September 30, 2020 and year ended December 31, 2019, respectively.
Summarized Balance Sheet

$ in thousands	September 30, 2020	December 31, 2019
Current assets(a)	$1,069,888	$865,228
Net property, plant and equipment	2,566,615	2,357,193
Other non-current assets	286,737	303,851

Current liabilities(b)	$1,641,587	$1,130,484
Long-term debt	1,776,956	1,754,099
Other non-current liabilities(c)	7,296,482	7,186,392
(a)    Includes receivables from Non-Guarantors of $462.7 million and $195.8 million at September 30, 2020 and December 31, 2019, respectively.
(b)    Includes current payables to Non-Guarantors of $794.1 million and $318.8 million at September 30, 2020 and December 31, 2019, respectively.
(c)    Includes non-current payables to Non-Guarantors of $6.6 billion and $6.3 billion at September 30, 2020 and December 31, 2019, respectively.

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
We had variable interest rate borrowings of $810.8 million outstanding at September 30, 2020, bearing a weighted average interest rate of 0.81% and representing approximately 23% of our total outstanding debt. A hypothetical 10% change (approximately 8 basis points) in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.7 million as of September 30, 2020. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $845.4 million and with a fair value representing a net asset position of $2.1 million at September 30, 2020. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2020, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $28.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $26.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2020, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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

The Company is continuing the implementation of a new enterprise resource platform system to increase the overall efficiency and productivity of our processes, which will result in changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) throughout the implementation process in 2020. There have been no other changes during the third quarter ended September 30, 2020 to our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
NONE

Item 6.	Exhibits.
(a) Exhibits

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2020, furnished in XBRL (eXtensible Business Reporting Language)).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and nine months ended September 30, 2020 and 2019, (ii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019, (iii) the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019, (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2020 and 2019, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and 2019 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 4, 2020	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)