Form 10-K
period 2020-12-31
ALBEMARLE CORP
filed 2021-02-19
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2020

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $8.2 billion based on the last reported sale price of common stock on June 30, 2020, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 12, 2021: 116,632,439
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2020

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
We and our joint ventures currently operate more than 25 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2020, we served approximately 2,300 customers, none of which individually represents more than 10% of net sales of the Company, in approximately 75 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2020, we managed and reported our operations under three reportable segments: Lithium, Bromine Specialties and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset efficiency, market focus, agility and responsiveness. Financial results and discussion about our segments included in this Annual Report on Form 10-K are organized according to these categories except where noted.
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
Competition
The global lithium market consists of producers primarily located in the Americas, Asia and Australia. Major competitors in lithium compounds include Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, Jiangxi Ganfeng Lithium and Livent Corporation. In the cesium and other specialty metal business, key competitors include Sinomine and Sigma-Aldrich Corporation. Competition in the global lithium market is largely based on product quality, product diversity, reliability of supply and customer service.

Albemarle Corporation and Subsidiaries

Raw Materials and Significant Supply Contracts
We obtain lithium through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada, and by purchasing lithium concentrate from our 49%-owned joint venture, Windfield Holdings Pty. Ltd. (“Windfield”), which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia (“Talison”). In 2019, we completed the acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton lithium hydroxide conversion assets. Upon acquisition, we idled the MARBL Lithium Joint Venture’s production of spodumene, and we expect to keep the project idled until market demand supports bringing the mine back into production. In addition, we hold mineral rights in defined areas of King Mountain, NC with available lithium resources and we own undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina. If necessary, we can also obtain lithium from other sources. See Item 2. Properties, for additional disclosures of our significant lithium mineral properties.
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
Raw Materials and Significant Supply Contracts
The bromine we use is originally sourced from two locations: Arkansas and the Dead Sea. Our bromine production operations in Arkansas are supported by an active brine rights leasing program. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture established in 1999, with operations in Safi, Jordan, we acquire bromine that is originally sourced from the Dead Sea. JBC processes the bromine at its facilities into a variety of end products. See Item 2. Properties, regarding additional disclosures for our Arkansas bromine mineral property.
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
We provide our customers with customized FCC catalyst systems, which assist in the high yield cracking of refinery petroleum streams into derivative, higher-value products such as transportation fuels and petrochemical feedstocks like

Albemarle Corporation and Subsidiaries

propylene. Our FCC additives are used to reduce emissions of sulfur dioxide and nitrogen oxide in FCC units and to increase liquefied petroleum gas olefins yield, such as propylene, and to boost octane in gasoline. Albemarle offers unique refinery catalysts to crack and treat the lightest to the heaviest feedstocks while meeting refinery yield and product needs.
Within our PCS product line, we manufacture organometallic co-catalysts (e.g., aluminum, magnesium and zinc alkyls) used in the manufacture of alpha-olefins (e.g., hexene, octene, decene), polyolefins (e.g., polyethylene and polypropylene) and electronics. Our curatives include a range of curing agents used in polyurethanes, epoxies and other engineered resins. As previously announced, we are pursuing opportunities to divest PCS.
There were more than 600 refineries world-wide in 2020. We expect to continue to see some less profitable, typically smaller, refineries shutting down and, over the long-term, be replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refinery utilization was lower in 2020 compared to the previous year, with most refineries cutting throughput due to the reduction in demand resulting from global travel restrictions to contain the COVID-19 pandemic. We estimate that there are currently approximately 600 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, or a capacity of approximately 46 million barrels per day, each of which typically requires replacement HPC catalysts once every one to four years.
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
Raw Materials and Significant Supply Contracts
The major raw materials we use in our Catalysts operations include sodium silicate, sodium aluminate, kaolin, aluminum, ethylene, alpha-olefins, isobutylene, toluene and metals, such as lanthanum, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility.
Human Capital
Our main human capital management objectives are to attract, retain and develop the highest quality talent and ensure they feel safe, supported and empowered to do the best work they can do. We believe providing a diverse, equal and inclusive workplace facilitates opportunities for innovation, fosters good decision making practices, and promotes employee engagement and high productivity across our organization.
As of December 31, 2020, we had approximately 5,900 employees, including employees of our consolidated joint ventures, of whom 2,800, or 47%, are employed in the U.S. and the Americas; 1,400, or 24%, are employed in Europe; 1,300, or 22%, are employed in Asia Pacific and 400, or 7%, are employed in the Middle East or other areas. Approximately 42% of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.
Health and Safety
The health and safety of our employees is a part of our core values at Albemarle and is integral to how we conduct business. Our employees, contractors, and visitors follow a comprehensive set of written health and safety policies and procedures at both the corporate and local site levels. We routinely audit ourselves against our policies, procedures and standards, using internal and third-party resources. We also include health and safety metrics in our annual incentive plan for all employees to incentivize our commitment to safety. In 2020, we improved our Occupational Safety and Health Act (“OSHA”) occupational injury and illness incident rate to 0.26 for our employees and nested contractors, compared to 0.33 in 2019. In

Albemarle Corporation and Subsidiaries

addition, we provide all employees and their dependents with access to our Employee Assistance Program which provides free mental and behavioral health resources.
In response to the COVID-19 pandemic, Albemarle created a cross-functional Global Response Team, which has met biweekly since April 2020 to assess the situation and take necessary actions to address employee health and safety and operational challenges. Our first priority is always the health and well-being of our employees, customers, and communities. Since the start of the pandemic, our focus has shifted from managing an immediate crisis to building in the flexibility needed to adjust for regional differences and changing conditions. Protocols that include restricted travel, shift adjustments, increased hygiene, and social distancing for the essential workers at our plants have been put in place at all locations. In some regions, employees are able to return to their work sites. Other regions, including most of North and South America, remain on work-from-home protocols for non-essential personnel.
Diversity, Equity and Inclusion
In 2020, we hired a Vice President, Diversity and Inclusion, to accelerate our inclusion and diversity initiatives and deliver meaningful change in our global organization. Our primary focus in our recruiting efforts is to drive greater diversity in our workforce, including higher representation in the professional and managerial job categories. We want to ensure that our workplace reflects the communities in which we live and work. Our recruiting policy includes a requirement that we include individuals from gender or racial minority groups among those we interview for openings at the manager level and above.
We seek to provide employees with a desirable workplace that will enable us to attract and retain top talent. We believe employees should be compensated through wages and benefits, based on experience, expertise, performance, and the criticality of their roles in the Company. We also perform an annual review of our pay practices to ensure that they are fair and equitable, and not influenced by biased opinions or discrimination. In addition, we have established employee groups, known as Connect groups, to promote an atmosphere of inclusion and encouragement in which every employee’s voice can be heard. These Connect groups provide opportunities for employees to share their backgrounds, experiences, and beliefs, and to use them to benefit others through mentoring and volunteering in the local community, among other activities.
Investment in Talent
Investing in talent is a critical process for Albemarle because it allows us to be proactive and anticipate key organizational needs for talent and capabilities. This enables us to efficiently and effectively ensure that we have the right talent pipeline to drive Albemarle’s success into the future. We also provide leadership development through performance coaching, 360-degree feedback and experiential development and mentoring. Our leadership development is a cornerstone to our talent management strategy.
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
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2020, we owned approximately 2,100 active patents and approximately 550 pending patent applications in key

Albemarle Corporation and Subsidiaries

strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the OSHA. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. As noted above, we finished 2020 with an OSHA occupational injury and illness incident rate of 0.26 for Albemarle employees and nested contractors, compared to 0.33 in 2019.
Our business and our customers are subject to significant requirements under the European Community Regulation for the Registration, Evaluation, Authorization and Restriction of Chemicals (“REACH”). REACH imposes obligations on European Union manufacturers and importers of chemicals and other products into the European Union to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process. Authorization may result in restrictions in the use of products by application or even banning the product. REACH regulations impose significant additional responsibilities on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. Our significant manufacturing presence and sales activities in the European Union require significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products with lower regulatory compliance requirements, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
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

Albemarle Corporation and Subsidiaries

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
In the fourth quarter of 2020, we divested our ownership interest in the Saudi Organometallic Chemicals Company LLC (“SOCC”) joint venture for cash proceeds of $11.0 million. As a result of this divestiture, the Company recorded a gain of $7.2 million in Other expenses, net during the year ended December 31, 2020.
On October 31, 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina Project in Western Australia for a total purchase price of approximately $1.3 billion. As part of this acquisition, we formed MARBL, an unincorporated joint venture with MRL, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton assets.
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

Albemarle Corporation and Subsidiaries

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
We conduct a substantial portion of our business outside the U.S., with approximately 76% of our sales to foreign countries. We operate and/or sell our products to customers in approximately 75 countries. We currently have many production facilities, research and development and administrative facilities, as well as sales offices located outside the U.S., as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:
•fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;
•transportation and other shipping costs may increase, or transportation may be inhibited;
•increased cost or decreased availability of raw materials;
•changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits;
•foreign countries in which we do business may adopt other restrictions on foreign trade or investment, including currency exchange controls;
•trade sanctions by or against these countries could result in our losing access to customers and suppliers in those countries;
•unexpected adverse changes in foreign laws or regulatory requirements may occur;
•our agreements with counterparties in foreign countries may be difficult for us to enforce and related receivables may be difficult for us to collect;
•compliance with the variety of foreign laws and regulations may be unduly burdensome;
•compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act) as well as anti-money-laundering laws may be costly;
•unexpected adverse changes in export duties, quotas and tariffs and difficulties in obtaining export licenses may occur;
•general economic conditions in the countries in which we operate could have an adverse effect on our earnings from operations in those countries;
•our foreign operations may experience staffing difficulties and labor disputes;
•termination or substantial modification of international trade agreements may adversely affect our access to raw materials and to markets for our products outside the U.S.;
•foreign governments may nationalize or expropriate private enterprises;
•increased sovereign risk (such as default by or deterioration in the economies and credit worthiness of local governments) may occur; and
•political or economic repercussions from terrorist activities, including the possibility of hyperinflationary conditions and political instability, may occur in certain countries in which we do business.
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
The development and adoption of new battery technologies that rely on inputs other than lithium compounds, could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use no, or significantly less, lithium could materially and adversely impact our prospects and future revenues.
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
Our business and our customers are subject to significant requirements under REACH, which imposes obligations on E.U. manufacturers and importers of chemicals and other products into the E.U. to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process, which may result in restrictions in the use of products by application or even banning the product. REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. See “Regulation” in Item 1. Business. Our significant manufacturing presence and sales activities in the E.U. requires significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products with lower regulatory compliance requirements, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
The TSCA requires chemicals to be assessed against a risk-based safety standard and calling for the elimination of unreasonable risks identified during risk evaluation. This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other regions, could potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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
Our lithium business is significantly dependent on the development and adoption of new applications for lithium batteries and the growth in demand for plug-in hybrid electric vehicles and battery electric vehicles. To the extent that such development, adoption and growth do not occur in the volume and/or manner that we contemplate, the long-term growth in the markets for

Albemarle Corporation and Subsidiaries

lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.
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
As of December 31, 2020, we had approximately 5,900 employees, including employees of our consolidated joint ventures. Approximately 42% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
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
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the E.U. Euro, Japanese Yen, Chinese Renminbi, Australian Dollar and Chilean Peso. Exchange rates between

Albemarle Corporation and Subsidiaries

these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2020, approximately 23% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
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
Under the terms of certain purchase agreements, third party sellers have agreed to substantially indemnify us for tax liabilities pertaining to periods prior to our 2015 acquisition of Rockwood Holdings Inc. (“Rockwood”). These indemnity obligations will continue generally until the applicable statutes of limitations expire. To the extent that such companies fail to indemnify or satisfy their obligations, or if any amount is not covered by the terms of the indemnity, our earnings could be negatively impacted in future periods through increased tax expense.
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

Albemarle Corporation and Subsidiaries

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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $24 million of required cash contributions during 2021 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2021 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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

Albemarle Corporation and Subsidiaries

The process of integrating acquired operations into our existing operations may result in unforeseen operating difficulties and may require significant financial resources that would otherwise be available for the ongoing development or expansion of existing operations. Some of the risks associated with the integration of acquisitions include:
•potential disruption of our ongoing business and distraction of management;
•unforeseen claims and liabilities, including unexpected environmental exposures;
•unforeseen adjustments, charges and write-offs;
•problems enforcing the indemnification obligations of sellers of businesses or joint venture partners for claims and liabilities;
•unexpected losses of customers of, or suppliers to, the acquired business;
•difficulty in conforming the acquired businesses’ standards, processes, procedures and controls with our operations;
•in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries;
•variability in financial information arising from the implementation of purchase price accounting;
•inability to coordinate new product and process development;
•loss of senior managers and other critical personnel and problems with new labor unions and cultural challenges associated with integrating employees from the acquired company into our organization; and
•challenges arising from the increased scope, geographic diversity and complexity of our operations.
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
Any such additional indebtedness and the related debt service obligations could have important consequences and risks for us, including:
•reducing flexibility in planning for, or reacting to, changes in our businesses, the competitive environment and the industries in which we operate, and to technological and other changes;
•lowering credit ratings;
•reducing access to capital and increasing borrowing costs generally or for any additional indebtedness to finance future operating and capital expenses and for general corporate purposes;
•reducing funds available for operations, capital expenditures, share repurchases, dividends and other activities; and
•creating competitive disadvantages relative to other companies with lower debt levels.
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
General Risk Factors
Our business and operations could suffer in the event of cybersecurity breaches, information technology system failures, or network disruptions.
Attempts to gain unauthorized access to our information technology systems become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to our computers and

Albemarle Corporation and Subsidiaries

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
The Chemical Facility Anti-Terrorism Standards program (“CFATS Program”), which is administered by the Department of Homeland Security (“DHS”), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the U.S. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 (“CFATS Act”) was enacted. DHS has enacted new rules under the CFATS Program that imposes comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. This rule establishes risk-based performance standards for the security of the U.S.'s chemical facilities. It requires covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We have implemented all necessary changes to comply with the rules under the CFATS Program to date, however, we cannot determine with certainty any future costs associated with any additional security measures that DHS may require.
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

Albemarle Corporation and Subsidiaries

The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including delaying certain capital expenditure projects and accelerating our cost savings initiative, while still protecting our employees and customers. However, if conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its financial covenants and could be required to seek additional amendments to the Credit Agreements. If the Company were not able to obtain any such necessary additional amendments, that would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
Natural disasters or other unanticipated catastrophes could impact our results of operations.
The occurrence of natural disasters, such as hurricanes, floods or earthquakes; pandemics, such as the recent outbreak of COVID-19; or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. Historically, major hurricanes have caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. Our operations in Chile could be subject to significant rain events and earthquakes, and our operations in Asia could be subject to weather events such as typhoons. A global or regional pandemic or similar outbreak in a region of our, our customers, or our suppliers could disrupt business. If similar or other weather events, natural disasters, or other catastrophe events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.
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

Albemarle Corporation and Subsidiaries

Economic conditions and regulatory changes relating to the United Kingdom’s withdrawal from the European Union could adversely impact our business.
Following a referendum in 2016, voters in the United Kingdom (“U.K.”) approved that country’s exit from the E.U., a process often referred to as “Brexit.” The U.K. formally left the E.U. on January 31, 2020, subject to a 11-month transition period. Following completion of the transition period, the U.K.’s withdrawal from the E.U. was completed on December 31, 2020. The future effects of Brexit will depend on the effect and implementation of the E.U.–U.K. Trade and Cooperation Agreement, which was agreed between the U.K. and E.U. on December 24, 2020, formally ratified by the UK Parliament on December 30, 2020, and expected to be formally approved by the E.U. parliament in the first quarter of 2021. Although the E.U.-U.K. Trade and Cooperation Agreement provides some clarity with respect to aspects of the future relationship between the U.K. and the E.U. (including with respect to free trade in goods, limited mutual market access in services, and cooperation mechanisms in a range of policy areas), much uncertainty remains about what financial, trade and legal implications Brexit will have and how it will affect the future relationship between the U.K. and E.U. We derive a significant portion of our revenues from sales outside the U.S., including 17% from E.U. countries. The consequences of Brexit, could introduce significant uncertainties into global financial markets, including volatility in foreign currencies, and adversely impact the markets in which we and our customers operate. Adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the E.U.

Item 1B.	Unresolved Staff Comments.
NONE

Item 2.	Properties.
We operate globally, with our principal executive offices located in Charlotte, NC and regional shared services offices located in Budapest, Hungary and Dalian, China. All of these properties are leased. We and our affiliates also operate regional sales and administrative offices in various locations throughout the world, which are generally leased.
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2020, the Company’s manufacturing plants operated at approximately 88% capacity, in the aggregate.
Set forth below is information regarding our significant production facilities operated by us and our affiliates. Additional details regarding our significant mineral properties can be found below the table.

Location	Principal Use	Owned/Leased
Lithium
Greenbushes, Australia(a)	Production of lithium spodumene minerals and lithium concentrate	Owned(e)
Kemerton, Australia(a)(b)	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned(e)
Kings Mountain, NC	Production of technical and battery-grade lithium hydroxide, lithium salts and battery-grade lithium metal products	Owned
La Negra, Chile(a)	Production of technical and battery-grade lithium carbonate and lithium chloride	Owned
Langelsheim, Germany	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned
Meishan, China(a)	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
New Johnsonville, TN	Production of butyllithium and specialty products	Owned
Salar de Atacama, Chile(a)	Production of lithium brine and potash	Owned(f)
Silver Peak, NV(a)	Production of lithium brine, technical-grade lithium carbonate and lithium hydroxide	Owned
Taichung, Taiwan	Production of butyllithium	Owned
Wodgina, Australia(a)(c)	Production of lithium spodumene minerals and lithium concentrate	Owned and leased(e)
Xinyu, China(a)	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Bromine Specialties
Baton Rouge, LA	Research and product development activities, and production of flame retardants	Leased

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Magnolia, AR(a)	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned
Safi, Jordan	Production of bromine and derivatives and flame retardants	Owned and leased(e)
Twinsburg, OH	Production of bromine-activated carbon	Leased
Catalysts
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned
Bitterfeld, Germany	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned(e)
La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned(e)
McAlester, OK	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned(e)
Mobile, AL	Production of tin stabilizers	Owned(e)
Niihama, Japan	Production of refinery catalysts	Leased(e)
Pasadena, TX(d)	Production of aluminum alkyls, orthoalkylated anilines, refinery catalysts and other specialty chemicals; refinery catalysts regeneration services and research and development activities	Owned
Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned(e)
Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned(e)
All Other
South Haven, MI	Production of custom fine chemistry products including pharmaceutical actives	Owned
Tyrone, PA	Production of custom fine chemistry products, agricultural intermediates, performance polymer products and research and development activities	Owned

(a)    See further below for further discussion of these significant mineral extraction and processing facilities.
(b)    Construction of the Kemerton, Australia facility is expected to be completed in late 2021, followed by a six month commissioning and qualification process.
(c)    Based on current market conditions, the Wodgina mine has idled production of spodumene until market demand supports bringing the mine back into production.
(d)    The Pasadena, Texas location includes three separate manufacturing plants which are owned, primarily utilized by Catalysts, including one plant that is owned by an unconsolidated joint venture.
(e)    Owned or leased by joint venture.
(f)    Ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile.

Significant Mineral Properties
Set forth below are details regarding our significant mineral properties operated by us and our affiliates in accordance with Industry Guide 7 issued by the Securities and Exchange Commission (“SEC”). In 2018, the SEC adopted new rules relating to property disclosures by companies with significant mining operations, effective for the year beginning January 1, 2021. Thus, the Company will not be required to comply with the SEC’s new mining operation disclosure rules until the earlier of its next filing of a registration statement under the Securities Act of 1933, or the filing of its Annual Report on Form 10-K for the year ending December 31, 2021. The Company does not have current estimates of proven or probable reserves for its significant mining properties as defined by Industry Guide 7 as of this filing. However, the Company is in the process of developing these reserve estimates in accordance with the new mining operation rules adopted by the SEC.

Albemarle Corporation and Subsidiaries

Greenbushes, Australia

300000
450000
600000
6600000
6450000
6300000
6150000
Australia
Joondalup
Perth
Mandurah
Bunbury
Greenbushes
Perth Canyon Marine Park
Perth Canyon Multiple Use Zone
Geographe Marine Park
South-west Corner Special Purpose Zone (Mining Exclusion)
Stirling Range National Park
Mount Roe National Park
D'Entrecasteaux
95
94
40
2
20
1
30
120
102
N
0 25 50 100
Kilometers

The Greenbushes mine is a hard rock, open pit mine located approximately 250km south of Perth, Western Australia, 90km southeast of the port of Bunbury, a major bulk-handling port in the southwest of Western Australia. The lithium mining operation is near the Greenbushes townsite located in the Shire of Bridgetown-Greenbushes. Access to the Greenbushes Mine is via the paved South Western Highway between Bunbury and Bridgetown to Greenbushes Township and via the paved Maranup Ford Road to the Greenbushes Mine.
Lithium production from the Greenbushes Mine has been undertaken continuously for more than 20 years. Modern exploration has been undertaken on the property since the mid-1980s, first by Greenbushes Limited, then by Lithium Australia Ltd and in turn by Sons of Gwalia prior to the acquisition of Greenbushes by Talison in 2007. Initial exploration focused largely on tantalum, with the emphasis changing to lithium from around 2000. In 2014, Rockwood acquired a 49% ownership interest in Windfield, which owns 100% of Talison, from Sichuan Tianqi Lithium Industries Inc. This 49% ownership in Windfield was assumed by Albemarle in 2015 as part of the acquisition of Rockwood. We purchase lithium concentrate from Windfield, and our investment in the joint venture is reported as an unconsolidated equity investment on our balance sheet.
About 55% of the tenements held by Talison are covered by Western Australia’s State Forest, which is under the authority of the Western Australia Department of Biodiversity, Conservation and Attractions. The majority of the remaining land is private land that covers about 40% of the surface rights. The remaining ground comprises crown land, road reserves and other miscellaneous reserves. The tenements cover a total area of approximately 10,000 hectares and include the historic Greenbushes tin, tantalum and current lithium mining areas. Talison holds the mining rights for all lithium minerals on these tenements. The operating lithium mining and processing plant area covers approximately 2,000 hectares comprising three mining leases. All lithium mining activities, including tailings storage, processing plant operations, open pits and waste rock dumps, are currently carried out within the boundaries of the three mining leases plus two general purpose leases. In order to keep the granted tenements in good standing, Talison is required to maintain permits, make an annual contribution to the statutory Mining Rehabilitation Fund and pay a royalty on concentrate sales for lithium mineral production as prescribed under the Mining Act

Albemarle Corporation and Subsidiaries

1978 in Western Australia. There are no private royalties that apply to the Greenbushes property. Talison reviews and renews all tenements on an annual basis.
The Greenbushes deposit consists of a main, rare-metal zoned pegmatite body, with numerous smaller footwall pegmatite dykes and pods. The primary intrusion and its subsidiary dykes and pods are concentrated within shear zones on the boundaries of granofels, ultramafic schists and amphibolites. The pegmatites are crosscut by ferrous-rich, mafic dolerite which is of paramount importance to the currant mining methods. The pegmatite body is over 3 km long (north by northwest), up to 300 meters wide (normal to dip), strikes north to northwest and dips moderately to steeply west to southwest.
The major minerals from the Greenbushes pegmatite are quartz, spodumene, albite and K-feldspar. The main lithium-bearing minerals are spodumene (containing approximately 8% lithium oxide) and varieties kunzite and hiddenite. Minor to trace lithium minerals include lepidolite mica, amblygonite and lithiophilite. Lithium is readily leached in the weathering environment and thus is virtually non-existent in weathered pegmatite. Exploration drilling at Greenbushes has been ongoing for over 40 years, including drilling in 2020, using reverse circulation and diamond drill holes.
Three lithium mineral processing plants are currently operating on the Greenbushes site, two chemical grade plants and a technical grade plant. Tailings are discharged to the tailings storage facility without the need for any neutralization process. Additional infrastructure on site includes power and water supply facilities, a laboratory, administrative offices, occupational health/safety/training offices, dedicated mines rescue area, stores, storage sheds, workshops and engineering offices. The Greenbushes site also leases production drills, excavators, trucks and various support equipment to extract the ore deposit by open pit methods. Talison’s power is delivered by a local distribution system and reticulated and metered within the site. Water is sourced from rainfall and stored in several process dams located on site. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2020, the gross asset value of the facilities at the Greenbushes site was approximately $789 million. During 2020, 88,000 metric tons of lithium carbonate equivalent (“LCE”) of lithium concentrate were produced at the Greenbushes facilities. Talison currently sells the lithium concentrate only to its shareholders.
Talison ships the chemical-grade lithium concentrate in vessels to our facilities in Meishan and Xinyu, China to process into battery-grade lithium hydroxide. In addition, the output from Talison can be used by tolling entities in China to produce both lithium carbonate and lithium hydroxide. See a description of our facilities in Meishan and Xinyu below under “Other Significant Lithium Processing Facilities.”

Albemarle Corporation and Subsidiaries

Salar de Atacama/La Negra, Chile

450000
600000
Perú
Bolivia
Brasil
Paraguay
Calama
21
23
25
27
1
400
5
Antofagasta
Salar de Atacama
La Negra
Processing Facility
Parque
Nacional
Llullaillaco
Los An
7500000
7350000
7200000
N
0 25 50 100
Kilometers

The Salar de Atacama is located in the commune of San Pedro de Atacama, at the eastern end of the Antofagasta Region and close to the border of Argentina and Bolivia. Access to the property is on the major four-lane paved Panamericana Route 5 north from Antofagasta, Chile approximately 60 km northeast to B-385. On B-385, a two laned paved highway, the Albemarle Salar de Atacama project is approximately 175 km to the east. The site has a small private airport that serves the project. A small paved runway airport is also located near San Pedro de Atacama and a large international airport is located in Antofagasta. The La Negra plant has direct access roads and located approximately 20 km by paved four lane highway Route 28 southeast of Antofagasta turning north approximately 3 km on Route 5.
In the early 1960s, water with high concentrations of salts was discovered in the Salar de Atacama Basin. In January 1975, one of our predecessors, Foote Mineral Company, signed a long-term contract with the Chilean government for mineral rights with respect to the Salar de Atacama consisting exclusively of the right to access lithium brine, covering an area of approximately 16,700 hectares. The contract originally permitted the production and sale of up to 200,000 metric tons of lithium metal equivalent (“LME”), a calculated percentage of LCE. In 1981, the first construction of evaporation ponds in the Salar de Atacama began. The following year, the construction of the lithium carbonate plant in La Negra began. In 1990, the facilities at the Salar de Atacama were expanded with a new well system and the capacity of the lithium carbonate plant in the La Negra plant was expanded. In 1998, the lithium chloride plant in La Negra began operating, the same year that Chemetall purchased Foote Mineral Company. Subsequently, in 2004, Chemetall was acquired by Rockwood, and in 2015, Rockwood was acquired by Albemarle. Effective January 1, 2017, the Chilean government and Albemarle entered into an annex to the original agreement through which its duration was modified, extending it until the balance of: (a) the original 200,000 metric tons of LME and an additional 262,132 metric tons of LME granted through this annex have been exploited, processed, and sold, or (b) on January 1, 2044, whichever comes first. In addition, the amended agreement provides for commission payments to the Chilean government based on sales price/metric ton on the amounts sold under the additional quota granted, our support of research and development in Chile of lithium applications and solar energy, and our support of local communities in

Albemarle Corporation and Subsidiaries

Northern Chile. Albemarle currently operates its extraction and production facilities in Chile under this mineral rights agreement with the Chilean government.
The Salar de Atacama is a salt flat, the largest in Chile, located in the Atacama desert in northern Chile, which is the driest place on the planet and thus has an extremely high annual rate of evaporation and extremely low annual rainfall. Our extraction through evaporation process works as follows: snow in the Andes Mountains melts and flows into underground pools of water containing brine, which generally have high concentrations of lithium. We then pump the water containing brine above ground through a series of pumps and wells into a network of large evaporation ponds. Over the course of approximately eighteen months, the desert sun evaporates the water causing other salts to precipitate and leaving behind concentrated lithium brine. If weather conditions are not favorable, the evaporation process may be prolonged. After we obtain the lithium brine from the Salar de Atacama, we process it into lithium carbonate and lithium chloride at our manufacturing facilities in nearby La Negra, Chile.
The filling materials of the Salar de Atacama Basin are dominated by the Vilama Formation and the more recently, in geologic time, by evaporitic and clastic materials that are currently being deposited in the basin. These units house the basin's aquifer system and are composed of evaporitic chemical sediments that include carbonate, gypsum and halite intervals interrupted by volcanic deposits of large sheets of ignimbrite, volcanic ash and smaller classical deposits. Lithium-rich brines are extracted from the halite aquifer that is located within the nucleus of the salt flat. The Salar de Atacama basin contains a continental system of lithium-rich brine. These types of systems have six common (global) characteristics: arid climate; closed basin that contains a salt flat (salt crust), a salt lake, or both; igneous and/or hydrothermal activity; tectonic subsidence; suitable sources of lithium; and sufficient time to concentrate the lithium in the brine.
In the Salar de Atacama basin, lithium-rich brines are found in a halite aquifer. Carbonate and sulfates are found near the edges of the basin. The average, minimum and maximum concentrations of lithium in the Salar de Atacama basin are approximately 1,400, 900 and 7,000 mg/L, respectively. From 2017 through 2019, two drilling campaigns were carried out in order to obtain geological and hydrogeological information at the Albemarle mining concession.
The facilities at the Salar de Atacama consist of extraction wells, evaporation and concentration ponds, leaching plants, a potash plant, a drying floor, services and general areas, including salt stockpiles, as well as a fleet of owned and leased equipment. The extracted concentrated lithium brine is sent to the La Negra plant by truck for processing. The Salar de Atacama has its own powerhouse that generates the energy necessary for the entire operation of the facilities. We also have permanent and continuous groundwater exploitation rights for two wells that are for industrial use and to supply the Salar de Atacama facilities. The La Negra facilities consist of a boron removal plant, a calcium and magnesium removal plant, two lithium carbonate conversion plants, a lithium chloride plant, evaporation-sedimentation ponds, an offsite area where the raw materials are housed and the inputs that are used in the process are prepared, a dry area where the various products are prepared, as well as a fleet of owned and leased equipment. La Negra is supplied electricity from a local company and has rights to a well in the Peine community for its water supply. We are currently constructing a third lithium carbonate conversion plant expected to be completed mid-2021, followed by a six-month commissioning and qualification process. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2020, the combined gross asset value of our facilities at the Salar de Atacama and in La Negra, Chile (not inclusive of construction in process) was approximately $863 million. During 2020, we produced 42,000 metric tons of LCE of primarily lithium carbonate at our La Negra facilities.

Albemarle Corporation and Subsidiaries

Silver Peak, Nevada

460000
600000
Washington
Montana
South Dakota
Oregon
Idaho
Wyoming
Nevada
Utah
Colorado
Oklahoma
California
Arizona
New Mexico
Los Angeles
Texas
McGill
Ely
4350000
NEVADA
Hawthorne
Tonopah
4200000
Silver Peak
Bishop
Alamo
Big Pine
Beatty
Lone Pine
4050000
N
0
25
50
100
Kilometers
Pahrump
Summerlin South
15
515

The Silver Peak site is located in a rural area approximately 30 miles southwest of Tonopah, in Esmeralda County, Nevada. It is located in the Clayton Valley, an arid valley historically covered with dry lake beds (playas). The operation borders the small unincorporated town of Silver Peak, Nevada. Albemarle uses the Silver Peak site for the production of lithium brines, which are used to make lithium carbonate and, to a lesser degree, lithium hydroxide. Access to the site is off of the paved highway SR-265 in the town of Silver Peak, Nevada. The administrative offices are located on the south side of the road. The process facility is on the north side of the road and the brine operations are located approximately three miles east of Silver Peak on Silver Peak Road and occupy both the north and south sides of the road. In addition, access to the site is also possible via gravel/dirt roads from Tonopah, Nevada and Goldfield, Nevada.
Lithium brine extraction in the Clayton Valley began in the mid-1960’s by one of our predecessors, the Foote Mineral Company. Since that time, lithium brine operations have been operated on a continuous basis. In 1998, Chemetall purchased Foote Mineral Company. Subsequently, in 2004, Chemetall was acquired by Rockwood, and in 2015, Rockwood was acquired by Albemarle. Our mineral rights in Silver Peak consist of our right to access lithium brine pursuant to our permitted and certified senior water rights, a settlement agreement with the U.S. government, originally entered into in June 1991, and our patented and unpatented land claims. Pursuant to the 1991 agreement, our water rights and our land claims, we have rights to all lithium that we can remove economically from the Clayton Valley Basin in Nevada. We have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of over 13,500 acres, more than 10,500 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to unpatented land claims that are renewed annually. Actual surface disturbance associated with the operations is 7,390 acres, primarily associated with the evaporation ponds. The manufacturing and administrative activities are confined to an area approximately 20 acres in size.

Albemarle Corporation and Subsidiaries

We extract lithium brine from our Silver Peak site through substantially the same evaporation process we use at the Salar de Atacama. We process the lithium brine extracted from our Silver Peak site into lithium carbonate at our plant in Silver Peak. It is hypothesized that the current levels of lithium dissolved in brine originate from relatively recent dissolution of halite by meteoric waters that have penetrated the playa in the last 10,000 years. The halite formed in the playa during the aforementioned climatic periods of low precipitation and that the concentrated lithium was incorporated as liquid inclusions into the halite crystals. There are no current exploration activities on the Silver Peak lithium operation. However, in January 2021, we announced that we will expand capacity in Silver Peak and begin a program to evaluate clays and other available Nevada resources for commercial production of lithium. Beginning in 2021, we plan to invest $30 million to $50 million to double the current production in Silver Peak by 2025, with the aim of making full use of the brine water rights.
The facilities at Silver Peak consist of extraction wells, evaporation and concentration ponds, a lithium carbonate plant, a lithium anhydrous plant, a lithium hydroxide plant, a liming plant, wellfield and mill maintenance, a shipping and packaging facility and administrative offices, as well as a fleet of owned and leased equipment. Silver Peak is supplied electricity from a local company and we currently have two operating fresh water wells nearby that supply water to the facilities. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2020, the gross asset value of our facilities at our Silver Peak site was approximately $55 million. During 2020, we produced approximately 2,200 metric tons of LCE of lithium carbonate at our Silver Peak facilities.
Wodgina, Australia

Australia
Port Hedland
Karratha
Wodgina
Dampier Marine Park
Millstream Chichester National Park
Mungaroona Range Nature Reserve
Karijini National Park
1
95
N
0 25 50 100 Kilometers

The Wodgina property is located approximately 110 km south-southeast of Port Hedland, Western Australia between the Turner and Yule Rivers. The area includes multiple prominent greenstone ridges up to 180 m above mean sea level surrounded by granitic plains and lowlands. The property is accessible via National Highway 1 to National highway 95 to the Wodgina

Albemarle Corporation and Subsidiaries

camp road. All roads to site are paved. The nearest large regional airport is in Port Hedland which also hosts an international deep-water port facility. In addition, a site dedicated all-weather airstrip is located onsite capable of landing certain aircrafts.
The Wodgina pegmatite deposits were discovered in 1902. Since then, the pegmatite-hosted deposits have been mined for tin, tantalum, beryl, and lithium by various companies. Mining occurred sporadically until Goldrim Mining formed a new partnership with Pan West Tantalum Pty Ltd., who opened open pit mining at the site in 1989 and progressively expanded during the 1990s. Active mining at the Mt. Cassiterite pit has been started and stopped regularly between 2008 and the present. The mine was placed on care and maintenance in 2008, 2012, and most recently in 2019. In 2016, MRL acquired the mine and upgraded the processing facilities and site infrastructure to 750ktpa spodumene plant producing 6% spodumene concentrate, completed in 2019. On October 31, 2019, we completed the acquisition of a 60% interest in this hard rock lithium mine project and formed an unincorporated joint venture with MRL, named MARBL. We formed MARBL for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project. Since the acquisition, we have idled MARBL’s production of spodumene until market demand supports bringing the mine back into production. No mining or processing operations are active.
Wodgina holds mining tenements within the Karriyarra native title claim and are subject to the Land Use Agreement dated March 2001 between the Karriyarra People and Gwalia Tantalum Ltd (now Wodgina Lithium, a 100% subsidiary of MRL, our MARBL joint venture partner). All mining and exploration land tenements are in good standing and no known impediments exist. Certain tenements are due for renewal in 2026 and another in 2030. Drilling and exploration activities have been conducted throughout the mining life of the Wodgina property.
The Wodgina mine is a pegmatite lithium deposit with spodumene the dominant mineral. The lithium mineralization occurs as 10 - 30 cm long grey-white spodumene crystals within medium grained pegmatites comprising primarily of quartz, feldspar, spodumene, and muscovite. Typically, the spodumene crystals are oriented orthogonal to the pegmatite contacts.
The facilities at Wodgina consist of a three stage crushing plant, the spodumene concentration plant, administrative offices, an accommodation camp, a power station, gas pipeline, three mature and reliable water bore fields, extension for future tailing storage and a fleet of owned and leased mine production equipment. The gas pipeline feeds the site power station to provide the power to the facilities. Water is obtained from the dedicated water bore fields. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2020, our 60% portion of the gross asset value of the facilities at our Wodgina site was approximately $186 million. There was no production from the Wodgina site during the year ended December 31, 2020, as the site remains on care and maintenance until market demand supports bringing it back to production.
Other Significant Lithium Processing Facilities
We are currently constructing a high-quality spodumene conversion plant in Kemerton, Australia, approximately 17 km north-east of Bunbury, Western Australia, valued at $1.2 billion (with $480 million, or 40%, to be owned by MRL as part of the acquisition). As a result of the acquisition of 60% of the Wodgina Project from MRL, we will own 60% of the Kemerton conversion plant, with the remaining 40% owned by MRL. Construction of the plant is expected to be completed in late 2021, followed by a six month commissioning and qualification process. When completed, the plant will covert spodumene concentrate transferred from Talison and the Wodgina site (when operating) to lithium hydroxide.
Once construction is complete, the Kemerton facility will consist of a front-end and back-end processing areas to produce lithium hydroxide on two product processing trains. The front-end portion of the plant includes the following sections - calcination and acid roasting of lithium spodumene and leaching/pulping of the resultant lithium solution. The back-end portion of the plant will include solution crystallization, evaporation and drying/packaging areas where the finished product lithium hydroxide will prepared for shipment to our customers via truck, rail or boat. Kemerton is expected to have an initial capacity of about 50,000 metric tons (25,000 metric tons per processing train) of LCE of lithium hydroxide, with an ability to expand to 100,000 metric tons LCE over time.
The facilities in Meishan and Xinyu consist of a front-end and back-end processing areas to produce lithium hydroxide. At each site, the front-end portion of the plant includes the following sections - calcination and acid roasting of lithium spodumene and leaching/pulping of the resultant lithium solution. The back-end portion of the plants include solution crystallization, evaporation and drying/packaging areas where the finished product lithium hydroxide is prepared for shipment to our customers via truck, rail or boat. We consider the condition of all of our plants and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2020, the combined gross asset value of our facilities at our Meishan and Xinyu sites was approximately $120 million. During 2020, we produced approximately 35,000 metric tons of LCE of lithium hydroxide at our Meishan and Xinyu facilities.

Albemarle Corporation and Subsidiaries

Magnolia, Arkansas
Magnolia is located in the southwest Arkansas, north of the center of Columbia County, approximately 50 miles east of Texarkana and 135 miles south of Little Rock. Our facilities include two separate production plants, the South Plant and the West Plant. The South Plant is accessible via U.S. Route 79 and paved local roads. The West Plant is accessible by U.S. Route 371 and paved local roads. The decentralized well sites around the brine fields are accessed via paved Arkansas Highway 19, 98, 160 and 344.
In Magnolia, bromine is recovered from underground brine wells and then processed into a variety of end products at the plant on location. Albemarle has a total of 25 brine production wells and 35 production brine injection wells that are currently active on the property. Albemarle’s area of bromine operation is comprised of over 9,500 individual leases with local landowners comprising a total area of over 98,500 acres. The leases have been acquired over time as field development extended across the field. Each lease continues for a period of 25 years or longer until after a two year period where brine is not injected or produced from/to a well within two miles of lease land areas, as long as lease rentals are continuing to be paid.
Bromine extraction began in Magnolia in 1965 as the first brine supply well was drilled, and additional wells were put into production over the next few years. In 1987, a predecessor company took over operations of certain brine supply and injection wells, which Albemarle continues to operate to this day. In 2019, Albemarle completed, and put into production, two new brine production supply wells in Magnolia.
In Magnolia, bromine exists as sodium bromide in the formation waters or brine of the Jurassic age Smackover Formation, a geological formation in Arkansas, in the subsurface at 7,000 to 8,500 feet below sea level. The mineralization occurs within the highly saline Smackover Formation waters or brine where the bromide has an abnormally rich composition. The bromine concentration is more than twice as high as that found in normal evaporated sea water. The bromine mineralization of the brine is distributed throughout the porous intervals of the upper and middle Smackover on the property. The strong permeability and porosity of the Smackover grainstones provide excellent continuity of the bromine mineralization within the brine.
The facilities at Magnolia consist of brine production and injection wells, brine ponds, two bromine processing plants, pipelines between the plants and wells, a laboratory, storage and warehouses, administrative offices, as well as a fleet of owned and leased equipment. Our Magnolia facilities are supplied electricity from a local company and we currently have several operating freshwater wells nearby that supply water to the facilities. In addition, both plants have dedicated rail spurs that provide access to several rail lines to transport product throughout the country. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of

Albemarle Corporation and Subsidiaries

December 31, 2020, the gross asset value of our facilities at our Magnolia site was approximately $747 million. During 2020, we produced approximately 74,000 metric tons of bromine at our Magnolia facilities.

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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and DPP, and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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
None.

Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 19, 2021, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting in May 2021.

Name	Age	Position
J. Kent Masters	60	Chairman, President and Chief Executive Officer
Karen G. Narwold	61	Executive Vice President, Chief Administrative Officer and General Counsel
Scott A. Tozier	55	Executive Vice President, Chief Financial Officer
Melissa Anderson	56	Senior Vice President, Chief Human Resources Officer
John C. Barichivich III	53	Vice President, Corporate Controller, Chief Accounting Officer
Raphael Crawford	45	President, Catalysts Global Business Unit
Netha Johnson	50	President, Bromine Specialties Global Business Unit
Eric Norris	54	President, Lithium Global Business Unit
J. Kent Masters was elected as Chairman, President and Chief Executive Officer in April 2020. He joined the Albemarle board of directors in 2015 and served as Lead Independent Director from 2018 until April 2020. Prior to joining Albemarle, Mr. Masters served as Operating Partner of Advent International, an international private equity group. Prior to Advent, he served as Chief Executive Officer of Foster Wheeler AG, a global engineering and construction contractor and power equipment supplier, when Foster Wheeler AG was acquired by Amec plc to form Amec Foster Wheeler plc. He is also a former member of

Albemarle Corporation and Subsidiaries

the executive board of Linde AG, a global leader in manufacturing and sales of industrial gases, with responsibility for the Americas, Africa, and the South Pacific.
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
Melissa Anderson joined Albemarle as Senior Vice President, Chief Human Resources Officer in January 2021. Prior to joining Albemarle, Ms. Anderson served as Executive Vice President, Administration and Chief Human Resources Officer at Duke Energy, an American electric power holding company based in North Carolina. Previous to that role, she held the role of Senior Vice President, Human Resources, for Domtar Corporation in South Carolina. Her previous experience also includes 17 years with IBM in progressive Human Resources leadership roles. Ms. Anderson serves on the board of Vulcan Materials and as Chair of the Society of Human Resource Management (SHRM), the world's largest HR professional association. She is also a member of the advisory board for the Center for Executive Succession at the University of South Carolina's Darla Moore School of Business.
John C. Barichivich III was elected Vice President, Corporate Controller and Chief Accounting Officer effective November 2019. Mr. Barichivich has worked for the Company since 2007, holding various staff and leadership positions of increasing responsibility. Most recently, Mr. Barichivich served as Chief Financial Officer Vice President Finance, Purchasing, and S&OP Catalysts GBU since February 2019. Between January 2016 and February 2019, Mr. Barichivich acted as Vice President - Finance, Bromine Specialties global business unit, and he previously served as Vice President of Finance, Catalysts global business unit from September 2012 until December 2015. Mr. Barichivich was also the Director of Finance for the Albemarle shared service centers and he started his career with Albemarle as the Operations Controller for the Polymer Solutions business. Prior to Albemarle, Mr. Barichivich held a number of positions, including Director of Finance at the Home Depot, CFO Sensors SBE at PerkinElmer, and Manager of FP&A at General Electric. Mr. Barichivich began his career at Georgia Pacific, where he worked as an internal auditor and was a financial analyst supporting the restructuring of the Distribution Division.
Raphael Crawford was appointed President, Catalysts Global Business Unit in 2018. Mr. Crawford joined Albemarle in 2012 as Vice President of the Performance Catalysts Solutions unit, and the additional responsibility of Managing Director for Rockwood Lithium GmbH after the Rockwood acquisition. In 2015, Mr. Crawford was appointed President of the Bromine Specialties business unit until being named to his current role. Prior to Albemarle, Mr. Crawford served as the Director of Global Marketing and Business Development for Dow Coating Materials, a global business unit of The Dow Chemical Company. He also served as the Global Commercial Director and Global Asset Director for Dow Water and Process Solutions, following the acquisition of Rohm and Haas Company. Previously, Crawford held various strategic marketing and commercial roles at Rohm and Haas. Prior to Rohm and Haas, Mr. Crawford worked at Campbell Soup Company as a Marketing Manager. He began his career at SNET Telecommunications where he served in several capacities including new ventures, finance and marketing. Mr. Crawford is a member of the board of directors of the American Fuel & Petrochemical Manufacturers (AFPM) association, where he had served as chairman of the Petrochemical Members Committee and as a member of the Executive Committee.
Netha Johnson joined Albemarle as President, Bromine Global Business Unit in 2018. Mr. Johnson has more than 20 years of diverse leadership experience, both domestically and internationally, including having worked extensively in

Albemarle Corporation and Subsidiaries

Singapore, Malaysia, Taiwan, Japan and Germany. Prior to joining Albemarle, Mr. Johnson served in several progressive leadership roles with 3M Company. Most recently, he served as Vice President and General Manager, Electrical Markets Division, where he was directly responsible for 3M’s electrical and renewable energy solutions. Prior to that, he served as 3M’s Vice President, Advanced Materials Division. In this role, he was responsible for three distinct businesses comprising the Advanced Material division, which provided world-leading, innovative solutions in fluoropolymer chemicals, advanced ceramics and light-weighting materials. Preceding his business career, Mr. Johnson served as a U.S. Naval Officer. Mr. Johnson has served as a member of the board of directors of Xcel Energy, Inc. since March 2020.
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
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 116,632,439 shares of common stock held by 2,279 shareholders of record as of February 12, 2021. We expect to continue to declare and pay dividends to our shareholders in the future, however, dividends are declared solely at the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2015 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Albemarle Corporation and Subsidiaries

Item 6.	[Removed and Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Albemarle Corporation and Subsidiaries

•uncertainties as to the duration and impact of the COVID-19 pandemic; and
•the other factors detailed from time to time in the reports we file with the SEC.
We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The following is a discussion and analysis of our results of operations for the years ended December 31, 2020, 2019 and 2018. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. We believe our purposes is making the world safe and sustainable by powering the potential of people. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals, crop protection and custom chemistry services. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
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

2020 Highlights
•In the first quarter of 2020, we increased our quarterly dividend for the 26th consecutive year, to $0.385 per share. In February 2020, we were recognized by being named to the S&P 500 Dividend Aristocrats Index.
•On April 20, 2020 we announced that J. Kent Masters was elected Chairman, President and Chief Executive Officer, effective immediately. Retired former Chairman, President and Chief Executive Officer Luke Kissam continues to serve on the Board of Directors through the annual meeting of shareholders in 2021, as he was re-elected at our 2020 annual meeting of shareholders on May 5, 2020.
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
•In September 2020, it was announced that we have been selected by the U.S. Department of Energy (“DOE”) as a critical partner for two lithium research projects over three years through a Battery Manufacturing Lab Call. Albemarle will work in conjunction with two DOE labs on the approved projects.
•In December 2020, we entered into an amendment and restatement of the 2019 Credit Facility to, among other changes, (a) extend the final maturity date of the outstanding loans under the 2019 Credit Facility to April 2023, (b) change the applicable margin for the outstanding loans under the 2019 Credit Facility to LIBOR plus an applicable margin which ranges from 0.875% to 1.625%, depending on the Company’s credit rating and (c) provide for an additional term loan commitment of $500 million.

Albemarle Corporation and Subsidiaries

•Achieved $80 million of sustainable cost savings in 2020 under our previously announced cost-reduction program. We expect to deliver a run rate of more than $120 million in sustainable savings by the end of 2021, an increase from the previous estimate of approximately $100 million.
•We achieved earnings of $375.8 million during 2020 as compared to $533.2 million for 2019. Cash flows from operations in 2020 were $798.9 million up 11% from 2019. In addition, earnings for 2020 includes pension and other postretirement benefit (“OPEB”) actuarial losses of $40.9 million after income taxes, compared to pension and OPEB actuarial losses of $21.1 million after income taxes in 2019.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage, particularly that for EVs, remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
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
Lithium: We expect results to be flat year-over-year during 2021 in Lithium, due mainly to pricing pressure in certain markets and higher unit costs from plant start-ups at La Negra, Chile and Kemerton, Western Australia, offset by modest volume growth and increased productivity at our existing plants. There is no new capacity coming online during 2021 to drive significant additional sales volume, although we expect our new plants in La Negra and Kemerton to begin producing sales in 2022. In addition, we have seen reduced demand in the glass and ceramics markets, which has led to reduced sales. In the third quarter of 2020 we announced idling actions at certain plants, however, we have since restarted those facilities. EV sales have started to rebound after a marked slowdown during the second quarter of 2020, with full year 2020 showing a healthy increase in total EV sales over the prior year. We continue to keep the Wodgina spodumene mine idled until demand supports bringing the mine back to production.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by our customers and automotive OEM’s, favorable global public policy toward e-mobility/renewable energy usage, and additional stimulus measures taken in Europe in light of the COVID-19 pandemic that we expect to bolster EV demand. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We expect both net sales and profitability to be modestly higher in 2021, as we recover from the lower demand due to shutdowns related to the COVID-19 pandemic and ongoing cost savings initiatives. While we have not experienced a material impact from the COVID-19 pandemic to date, sales in 2020 were adversely impacted and we are likely to see continued adverse impacts into 2021.
On a longer-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in

Albemarle Corporation and Subsidiaries

developing markets are likely to drive continued demand for fire safety products. Our long-term drilling outlook is uncertain at this time and will follow a long-term trajectory in line with oil prices. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. The combination of our solid, long-term business fundamentals, strong cost position, product innovations and effective management of raw material costs will enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Catalysts: Total Catalysts results in 2021 are expected to be flat year-over-year, with PCS improving over lower 2020 levels. We expect 2021 refining catalyst volumes to be lower year-over-year resulting from a recent change in customer order patterns in North America. The FCC market is expected to gradually recover from the COVID-19 pandemic in line with increased travel and depletion of global gasoline inventories, however, demand may not return to normal levels until late 2022 at the earliest. HPC demand tends to be lumpier than FCC demand and is also expected to continue to be negatively impacted as refiners defer spending into 2021 and 2022.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions. On February 8, 2021, we completed an underwritten public offering of 8,496,733 shares of our common stock, par value $0.01 per share, at a price to the public of $153.00 per share. The Company also granted to the Underwriters an option to purchase up to an additional 1,274,509 shares for a period of 30 days, which was exercised.The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. We intend to use the net proceeds of the offering primarily to fund growth capital expenditures, such as the construction and expansion of lithium operations in Australia, Chile and Silver Peak, Nevada, and opportunities in China. We also intend to use the net proceeds for debt repayment in the short term and other general corporate purposes.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2020 include an actuarial loss of $52.3 million ($40.9 million after income taxes), as compared to a loss of $29.3 million ($21.1 million after income taxes) for the year ended December 31, 2019.
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
Discussion of our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2019.

Albemarle Corporation and Subsidiaries

Comparison of 2020 to 2019
Selected Financial Data
Net Sales

In thousands	2020	2019	$ Change	% Change
Net sales	3,128,909	3,589,427	(460,518)	(13)%
•$245.5 million of lower sales volume from each of our reportable segments, partially offset by FCS growth
•$219.3 million of unfavorable pricing primarily driven by Lithium
•$4.4 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	2020	2019	$ Change	% Change
Gross profit	$994,853	$1,257,778	$(262,925)	(21)%
Gross profit margin	31.8%	35.0%
•Lower sales volume from each of our reportable segments and unfavorable pricing impacts primarily driven by Lithium
•Increased freight costs in Catalysts
•Lower commission expenses in Chile resulting from the lower pricing in Lithium
•Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	2020	2019	$ Change	% Change
Selling, general and administrative expenses	$429,827	$533,368	$(103,541)	(19)%
Percentage of Net sales	13.7%	14.9%
•Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
•$64.8 million of stamp duties levied on assets purchased related to the Wodgina Project in 2019
•$13.3 million increase in severance expenses as part of business reorganization plans

Research and Development Expenses

In thousands	2020	2019	$ Change	% Change
Research and development expenses	$59,214	$58,287	$927	2%
Percentage of Net sales	1.9%	1.6%
•Research and development spend in line with prior year

Interest and Financing Expenses

In thousands	2020	2019	$ Change	% Change
Interest and financing expenses	$(73,116)	$(57,695)	$(15,421)	27%
•Increased debt balance in 2020, primarily related to the funding of the Wodgina Project acquisition in the fourth quarter of 2019 and Credit Agreement draws in 2020
•2019 included a loss on early extinguishment of debt of $4.8 million representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2010 Senior Notes
•The increase was partially offset by higher capitalized interest from continued high capital expenditures in 2020

Albemarle Corporation and Subsidiaries

Other Expenses, Net

In thousands	2020	2019	$ Change	% Change
Other expenses, net	$(59,177)	$(45,478)	$(13,699)	30%
•$11.1 million gain related to the sale of land in Pasadena, Texas in 2019
•$7.2 million gain related to the sale of our ownership percentage in the SOCC joint venture
•$3.0 million increase in foreign exchange losses
•$40.7 million of pension and OPEB costs (including mark-to-market actuarial losses of $52.3 million) in 2020 as compared to $27.0 million of pension and OPEB costs (including mark-to-market actuarial losses of $29.3 million) in 2019
•The mark-to-market actuarial loss in 2020 is primarily attributable to a decrease in the weighted-average discount rate to 2.50% from 3.56% for our U.S. pension plans and to 0.86% from 1.33% for our foreign pension plans to reflect market conditions as of the December 31, 2020 measurement date. This was partially offset by a higher return on pension plan assets in 2020 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 13.15% versus an expected return of 6.52%.
•The mark-to-market actuarial loss in 2019 is primarily attributable to a decrease in the weighted-average discount rate to 3.56% from 4.59% for our U.S. pension plans and to 1.33% from 2.15% for our foreign pension plans to reflect market conditions as of the December 31, 2019 measurement date. This was partially offset by a higher return on pension plan assets in 2019 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 15.82% versus an expected return of 6.72%.

Income Tax Expense

	2020	2019	$ Change	% Change
Income Tax Expense	$54,425	$88,161	$(33,736)	(38)%
Effective income tax rate	14.6%	15.7%
•Change in geographic mix of earnings, mainly attributable to our share of income of our JBC joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan
•2020 includes discrete tax benefits for changes to uncertain tax positions, excess tax benefits realized from stock-based compensation arrangements, and return to accrual adjustments
•2019 includes discrete tax benefits of $15.0 million related to uncertain tax positions, primarily from seeking treaty relief from the competent authority to prevent double taxation

Equity in Net Income of Unconsolidated Investments

In thousands	2020	2019	$ Change	% Change
Equity in net income of unconsolidated investments	$127,521	$129,568	$(2,047)	(2)%
•Lower equity income reported by Windfield, our Lithium segment joint venture, primarily driven by lower volume and pricing
•$17.3 million charge in 2019 representing our 49% share of a tax settlement between Windfield and an Australian taxing authority, offset in Income tax expense
•Approximately $16 million of foreign currency gains from the Windfield joint venture in 2020

Net Income Attributable to Noncontrolling Interests

In thousands	2020	2019	$ Change	% Change
Net income attributable to noncontrolling interests	$(70,851)	$(71,129)	$278	—%
•Decrease in consolidated income related to our JBC joint venture due to lower sales volume

Albemarle Corporation and Subsidiaries

Net Income Attributable to Albemarle Corporation

In thousands	2020	2019	$ Change	% Change
Net income attributable to Albemarle Corporation	$375,764	$533,228	$(157,464)	(30)%
Percentage of Net Sales	12.0%	14.9%
Basic earnings per share	$3.53	$5.03	$(1.50)	(30)%
Diluted earnings per share	$3.52	$5.02	$(1.50)	(30)%
•Decrease primarily due to decreased sales volume in each of our reportable segments and unfavorable price impacts in Lithium
•Increase in mark-to-market actuarial losses due to lower discount rates
•Increased interest expense from higher debt balances in 2020
•Lower equity in net income of unconsolidated investments from the Talison joint venture
•Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative
•$64.8 million of stamp duties levied on assets purchased related to the Wodgina Project in 2019

Other Comprehensive Income (Loss), Net of Tax

In thousands	2020	2019	$ Change	% Change
Other comprehensive income (loss), net of tax	$69,850	$(45,520)	$115,370	*
•Foreign currency translation	$100,389	$(62,031)	$162,420	*
•2020 included favorable movements in the Euro of approximately $84 million, the Chinese Renminbi of approximately $22 million, the Taiwanese Dollar of approximately $7 million, the Japanese Yen of approximately $5 million and the Korean Won of approximately $4 million, partially offset by unfavorable movements in the Brazilian Real of approximately $19 million and a net unfavorable variance in various other currencies totaling approximately $2 million

•2019 included unfavorable movements in the Euro of approximately $52 million, the Chinese Renminbi of approximately $6 million, the Brazilian Real of approximately $4 million and a net unfavorable variance in various other currencies totaling approximately less than $1 million

•Cash flow hedge	$1,602	$4,847	$(3,245)	(67)%
•Net investment hedge	$(34,185)	$8,441	$(42,626)	*
•Percentage calculation is not meaningful
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium, (2) Bromine Specialties and (3) Catalysts.
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

	Year Ended December 31,				Percentage Change
	2020	%	2019	%	2020 vs. 2019
	(In thousands, except percentages)
Net sales:
Lithium	$1,144,778	36.6%	$1,358,170	37.8%	(16)%
Bromine Specialties	964,962	30.8%	1,004,216	28.0%	(4)%
Catalysts	797,914	25.5%	1,061,817	29.6%	(25)%
All Other	221,255	7.1%	165,224	4.6%	34%
Total net sales	$3,128,909	100.0%	$3,589,427	100.0%	(13)%

Adjusted EBITDA:
Lithium	$393,093	48.0%	$524,934	50.6%	(25)%
Bromine Specialties	323,605	39.5%	328,457	31.7%	(1)%
Catalysts	130,134	15.9%	270,624	26.1%	(52)%
All Other	84,821	10.4%	49,628	4.8%	71%
Corporate	(112,915)	(13.8)%	(136,862)	(13.2)%	(17)%
Total adjusted EBITDA	$818,738	100.0%	$1,036,781	100.0%	(21)%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2020
Net income (loss) attributable to Albemarle Corporation	$277,711	$274,495	$80,149	$632,355	$76,323	$(332,914)	$375,764
Depreciation and amortization	112,854	50,310	49,985	213,149	8,498	10,337	231,984
Restructuring and other(a)	—	—	—	—	—	19,597	19,597
Acquisition and integration related costs(b)	—	—	—	—	—	17,263	17,263
Interest and financing expenses	—	—	—	—	—	73,116	73,116
Income tax expense	—	—	—	—	—	54,425	54,425
Non-operating pension and OPEB items	—	—	—	—	—	40,668	40,668
Other(c)	2,528	(1,200)	—	1,328	—	4,593	5,921
Adjusted EBITDA	$393,093	$323,605	$130,134	$846,832	$84,821	$(112,915)	$818,738
2019
Net income (loss) attributable to Albemarle Corporation	$341,767	$279,945	$219,686	$841,398	$41,188	$(349,358)	$533,228
Depreciation and amortization	99,424	47,611	50,144	197,179	8,440	7,865	213,484
Restructuring and other(a)	—	—	—	—	—	5,877	5,877
Gain on sale of property(d)	—	—	—	—	—	(14,411)	(14,411)
Acquisition and integration related costs(b)	—	—	—	—	—	20,684	20,684
Interest and financing expenses(e)	—	—	—	—	—	57,695	57,695
Income tax expense	—	—	—	—	—	88,161	88,161
Non-operating pension and OPEB items	—	—	—	—	—	26,970	26,970
Stamp duty(f)	64,766	—	—	64,766	—	—	64,766
Windfield tax settlement(g)	17,292	—	—	17,292	—	—	17,292
Other(h)	1,685	901	794	3,380	—	19,655	23,035
Adjusted EBITDA	$524,934	$328,457	$270,624	$1,124,015	$49,628	$(136,862)	$1,036,781

(a)In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Belgium, Germany and with our Jordanian joint venture partner. During the year ended December 31, 2020, we recorded severance expenses of $0.7 million in Cost of goods sold, $19.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is primarily expected to be paid through 2021. In addition, we recorded severance payments as part of a business reorganization plans of $5.9 million recorded in Selling, general and administrative expenses for the year ended December 31, 2019.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, including the acquisition of the Wodgina Project in 2019. These costs were primarily recorded in SG&A.
(c)Included amounts for the year ended December 31, 2020 recorded in:
•Cost of goods sold - $1.3 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $3.1 million of shortfall contributions for our multiemployer plan financial improvement plan and $3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.
•Other expenses, net - $7.2 million gain related to the sale of our ownership percentage in the SOCC joint venture, $3.6 million of a net gain primarily relating to the sale of intangible assets in our Bromine business and property in Germany not used as part of our operations and a $2.5 million net gain resulting from the settlement of legal matters related to a business sold or a site in the process of being sold, partially offset by $9.6 million of losses resulting from the adjustment of indemnifications related to previously disposed businesses and $1.2 million of expenses related to other costs outside of our regular operations.
(d)Gain of $3.3 million recorded in Selling, general and administrative expenses related to the release of liabilities as part of the sale of a property and $11.1 million gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.
(e)Included in Interest and financing expenses is a loss on early extinguishment of debt of $4.8 million. See Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Albemarle Corporation and Subsidiaries

(f)See “Selling, general and administrative expenses” on page 40 for a description of these costs.
(g)Represents our 49% share of a tax settlement between our Windfield joint venture and an Australian taxing authority, recorded in Equity in net income of unconsolidated investments (net of tax).
(h)Included amounts for the year ended December 31, 2019 recorded in:
•Cost of goods sold - $0.7 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.
•Selling, general and administrative expenses - $1.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $0.9 million of a write off of uncollectible accounts receivable from a terminated distributor in the Bromine Specialties segment, $1.0 million related to the settlement of terminated agreements, primarily in the Catalysts segment, and $0.8 million related to the settlement of an ongoing audit in the Lithium segment.
•Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, $9.8 million of a net loss primarily resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses or purchase accounting, $3.6 million of asset retirement obligation charges related to the update of an estimate at a site formerly owned by Albemarle, and $1.2 million of non-operating pension costs from our 50% interest in JBC.

Lithium

In thousands	2020	2019	$ Change	% Change
Net sales	$1,144,778	$1,358,170	$(213,392)	(16)%
•$208.7 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
•$1.9 million in lower sales volume, primarily in battery-grade carbonate due to higher inventory levels at certain customers and current economic conditions, partially offset by higher battery- and tech-grade hydroxide sales volume
•$2.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$393,093	$524,934	$(131,841)	(25)%
•Unfavorable pricing impacts and lower sales volume
•Lower equity in net income of unconsolidated investments from the Talison joint venture
•Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
•Lower commission expenses in Chile resulting from the lower pricing
•$7.0 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	2020	2019	$ Change	% Change
Net sales	$964,962	$1,004,216	$(39,254)	(4)%
•$54.9 million of lower sales volume related to lower demand resulting from the COVID-19 pandemic
•$12.8 million of favorable pricing impacts in each bromine division
•$2.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$323,605	$328,457	$(4,852)	(1)%
•Lower sales volume, partially offset by favorable pricing impacts and product mix
•Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
•$1.1 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

Catalysts

In thousands	2020	2019	$ Change	% Change
Net sales	$797,914	$1,061,817	$(263,903)	(25)%
•$255.4 million of lower sales volume, primarily from lower fuel demand due to stay at home orders and travel restrictions worldwide related to COVID-19 pandemic
•$12.7 million of unfavorable pricing impacts, primarily in FCC
•$4.1 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$130,134	$270,624	$(140,490)	(52)%
•Lower sales volume resulting from lower fuel demand and unfavorable pricing impacts
•Increased freight costs
•Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from the Company’s previously announced cost savings initiative
•$2.5 million of unfavorable currency translation resulting from the strong U.S. Dollar against various currencies

All Other

In thousands	2020	2019	$ Change	% Change
Net sales	$221,255	$165,224	$56,031	34%
•Higher sales volume in our FCS business
Adjusted EBITDA	$84,821	$49,628	$35,193	71%
•Higher sales volume in our FCS business

Corporate

In thousands	2020	2019	$ Change	% Change
Adjusted EBITDA	$(112,915)	$(136,862)	$23,947	(17)%
•Lower professional fees and other administrative costs resulting from our previously announced cost savings initiative
•$16.2 million of favorable currency translation, primarily driven by foreign currency gains from our Talison joint venture

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

Albemarle Corporation and Subsidiaries

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
The Company currently utilizes the following practical expedients, as permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:
•All sales and other pass-through taxes are excluded from contract value;
•In utilizing the modified retrospective transition method, no adjustment was necessary for contracts that did not cross over the reporting year;
•We will not consider the possibility of a contract having a significant financing component (which would effectively attribute a portion of the sales price to interest income) unless, if at contract inception, the expected payment terms (from time of delivery or other relevant criterion) are more than one year;
•If our right to customer payment is directly related to the value of our completed performance, we recognize revenue consistent with the invoicing right; and
•We expense as incurred all costs of obtaining a contract incremental to any costs/compensation attributable to individual product sales/shipments for contracts where the amortization period for such costs would otherwise be one year or less.

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. For the Refining Solutions reporting unit, the revenue growth rates, adjusted EBITDA margins and the discount rate were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2020 and did not note any impairment indicators. As a result, the Company concluded there was no impairment as of that date.
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
Resource Development Expenses
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable resources are generally expensed as incurred. After proven and probable resources are declared, exploration, evaluation and development costs necessary to bring the property to commercial capacity or increase the capacity or useful life are capitalized. Any costs to maintain the production capacity in a property under production are expensed as incurred.

Albemarle Corporation and Subsidiaries

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
Pension Plans and Other Postretirement Benefits
Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of our pension and OPEB plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:
•Discount Rate—The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.
•Expected Return on Plan Assets—We project the future return on plan assets based on prior performance and future expectations for the types of investments held by the plans as well as the expected long-term allocation of plan assets for these investments. These projected returns reduce the net benefit costs recorded currently.
•Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.
•Mortality Assumptions—Assumptions about life expectancy of plan participants are used in the measurement of related plan obligations.
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
During 2020, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2020, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2020 measurement date.
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
At December 31, 2020, the weighted-average discount rate for the U.S. and foreign pension plans decreased to 2.50% and 0.86%, respectively, from 3.56% and 1.33%, respectively, at December 31, 2019 to reflect market conditions as of the December 31, 2020 measurement date. The discount rate for the OPEB plans at December 31, 2020 and 2019 was 2.49% and 3.53%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2020 and 2019, the weighted-average expected rate of return on U.S. pension plan assets was 6.88%, and the weighted-average expected rate of return on foreign pension plan assets was 4.07% and 5.51%, respectively. Effective January 1, 2021, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.88% and 4.12%, respectively.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2020 and 2019, the assumed weighted-average rate of compensation increase was 3.82% and 3.72%, respectively, for our foreign pension plans.

Albemarle Corporation and Subsidiaries

In October 2019, the SOA published the Pri-2012 Mortality Tables and an updated Improvement Scale, MP-2019. The Pri-2012 Mortality Tables are an update to the RP-2014 Adjusted to 2006 Total Dataset Mortality while the updated improvement scale incorporates an additional year of mortality data (2017). We revised both the base mortality tables and mortality improvement assumption by incorporating both the Pri-2012 Mortality Tables and MP-2019 Mortality Improvement Scale for purpose of measuring our U.S. pension and OPEB obligations at December 31, 2019. In October 2020, the SOA published an updated Improvement Scale, MP-2020, which was used for the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2020.
At December 31, 2020, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(118,547)	$6,117	$144,048	$(8,115)
Other postretirement benefits	$(5,175)	$303	$6,257	$(387)
Expected return on plan assets:
Pension	*	$(6,665)	*	$6,665
Other postretirement benefits	*	$—	*	$—
* Not applicable.
Of the $683.5 million total pension and postretirement assets at December 31, 2020, $78.8 million, or approximately 12%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
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

Albemarle Corporation and Subsidiaries

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2017. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2011.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2019 related to Germany, Italy, Belgium, and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.5 million as a result of closure of tax statutes. As a result of the sale of the Chemetall Surface Treatment business in 2016, we agreed to indemnify certain income and non-income tax liabilities, including uncertain tax positions, associated with the entities sold. The associated liability is recorded in Other noncurrent liabilities. See Note 16, “Other Noncurrent Liabilities,” and Note 21, “Income Taxes,” for further details.
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
Cash Flow
Our cash and cash equivalents were $746.7 million at December 31, 2020 as compared to $613.1 million at December 31, 2019. Cash provided by operating activities was $798.9 million, $719.4 million and $546.2 million during the years ended December 31, 2020, 2019 and 2018, respectively.
The increase in cash provided by operating activities in 2020 versus 2019 was primarily due to lower working capital outflow, including inventory reductions and the timing of receivable collections, as well as the previously announced Company-wide cost savings initiative and increased dividends from unconsolidated investments, which more than offset lower revenues in each of our reportable segments. The working capital outflow in 2020 also included the payment of $61.5 million related to stamp duties in Australia levied on the assets purchased as part of the acquisition of the Wodgina Project completed in 2019. The increase in cash provided by operating activities in 2019 versus 2018 was primarily due to lower working capital outflow, including a reduction in inventory build-up in Lithium and Catalysts. In addition, we received increased dividends from unconsolidated investments and recorded higher cash earnings, particularly in Bromine Specialties. This was partially offset by timing on payables and higher cash taxes paid.
During 2020, cash on hand, cash provided by operations and proceeds from borrowings of $200 million from one of our credit facilities funded $850.5 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $161.8 million, and pension and postretirement contributions of $16.4 million. In addition, during 2020 we received $11.0

Albemarle Corporation and Subsidiaries

million in proceeds from the sale of our ownership interest in the SOCC joint venture during and paid $22.6 million of agreed upon purchase price adjustments for the Wodgina Project acquisition. During 2019, cash on hand, cash provided by operations and proceeds from borrowings of $1.60 billion funded the Wodgina Project acquisition discussed below, $851.8 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $152.2 million, the repayment of $175.2 million of senior notes, and pension and postretirement contributions of $16.5 million. During 2018, cash on hand, cash provided by operations and $413.6 million of net proceeds from divestitures funded $114.7 million of commercial paper repayments, net of borrowings, $500.0 million of accelerated share repurchase programs, $700.0 million of capital expenditures for plant, machinery and equipment, and mining resource development, dividends to shareholders of $144.6 million, and pension and postretirement contributions of $15.2 million. In addition, during the years ended December 31, 2020, 2019 and 2018, our consolidated joint venture, JBC, paid dividends of approximately $63.7 million, $224.9 million and $40.0 million, respectively, which resulted in dividends to noncontrolling interests of $32.1 million, $83.2 million and $14.8 million, respectively.
On October 31, 2019, we completed the acquisition of a 60% interest in the Wodgina Project for a total purchase price of$1.3 billion. The purchase price is comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at approximately $480 million. In addition, during the year ended December 31, 2020, we paid $22.6 million of agreed upon purchase price adjustments. The cash consideration was funded by the unsecured credit facility entered into on August 14, 2019.
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
Capital expenditures were $850.5 million, $851.8 million and $700.0 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were incurred mainly for plant, machinery and equipment, and mining resource development. We expect our capital expenditures to be between $850 million and $950 million in 2021 primarily for Lithium growth and capacity increases, primarily in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. We currently expect the construction of the Kemerton, Australia and La Negra, Chile plants to be completed by the end of 2021, with sales volume from these plants beginning in 2022.
During the years ended December 31, 2020, 2019 and 2018, we incurred $17.3 million, $20.7 million and $19.4 million of costs related to the acquisition, integration and potential divestitures for various significant projects, including the acquisition of the Wodgina Project in 2019, which primarily consisted of professional services and advisory fees.
The Company is permitted to repurchase up to a maximum of 15,000,000 shares under a share repurchase program authorized by our Board of Directors. Under this share repurchase program, the Company repurchased approximately 5.3 million shares of our common stock during 2018, respectively, which reduced the Company’s weighted average shares outstanding for purposes of calculating basic and diluted earnings per share. All of the shares repurchased in 2018 were repurchased pursuant to the terms of accelerated share repurchase agreements with major financial institutions. There were no shares of our common stock repurchased during 2020 or 2019. At December 31, 2020, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Net current assets decreased to approximately $404.3 million at December 31, 2020 from $816.1 million at December 31, 2019. The decrease is primarily due to the reclassification of $480 million of senior notes due to mature in December 2021 from Long-term debt to Current portion of long-term debt. This is partially offset by the increase in Cash and cash equivalents. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do

Albemarle Corporation and Subsidiaries

not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
At December 31, 2020 and 2019, our cash and cash equivalents included $492.8 million and $565.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2020, 2019 and 2018, we repatriated approximately $1.8 million, $351.9 million and $621.8 million of cash, respectively, as part of these foreign earnings cash repatriation activities.
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

(a)    Denotes senior notes.
(b)    Borrowings bear interest at a floating rate based on the 3-month LIBOR plus 105 basis points. The floating interest rate for the current interest period is 1.271%, with the interest rate reset on each interest payment date.
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

Albemarle Corporation and Subsidiaries

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
Our 2018 Credit Agreement currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.325% as of December 31, 2020. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2020.
On August 14, 2019, the Company entered into our 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility terminates on December 10, 2021, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the amended 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.125% to 1.750%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.500% as of December 31, 2020. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in MRL’s Wodgina Project and for general corporate purposes, and such amount was repaid in full in November 2019 using a portion of the proceeds received from the notes issued in 2019 (see above for further details). In April 2020, the Company borrowed $200.0 million under the 2019 Credit Facility, which remained outstanding as of December 31, 2020 and maturing in April 2023, to be used for general corporate purposes. As part of the December 2020 amendment, the Company is permitted up to two additional borrowings in an aggregate amount equal to $500 million for general corporate purposes.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper

Albemarle Corporation and Subsidiaries

Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2020, we had $325.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.51% and a weighted-average maturity of 16 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at December 31, 2020 and 2019.
The non-current portion of our long-term debt amounted to $2.77 billion at December 31, 2020, compared to $2.86 billion at December 31, 2019. In addition, at December 31, 2020, we had the ability to borrow $1.18 billion under our commercial paper program and the Credit Agreements, and $195.9 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2020 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $93.1 million at December 31, 2020. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the uncertainty surrounding the COVID-19 pandemic is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. As previously announced, we are pursuing opportunities to divest our PCS and fine chemistry services businesses.
On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock, par value $0.01 per share, at a price to the public of $153.00 per share. The Company also granted to the Underwriters an option to purchase up to an additional 1,274,509 shares for a period of 30 days, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. We intend to use the net proceeds of the offering primarily to fund growth capital expenditures, such as the construction and expansion of lithium operations in Australia, Chile and Silver Peak, Nevada, and opportunities in China. We also intend to use the net proceeds for debt repayment in the short term and other general corporate purposes.
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before December 2021, we believe we have, and will be able to maintain, a solid liquidity position. Our annual maturities of long-term debt as of December 31, 2020 are as follows (in millions): 2021—$804.7; 2022—$200.0; 2023—$223.9; 2024—$425.0; 2025—$610.8; thereafter—$1,328.0. Obligations in 2021 include the 1.875% Senior Notes of €393.0 million and our outstanding Commercial Paper Notes of $325.0 million with a weighted average maturity of 16 days. In addition, we expect to make interest payments on those long-term debt obligations as follows (in millions): 2021—$77.9; 2022—$68.9; 2023—$64.7; 2024—$62.4; 2025—$45.7; thereafter—$431.9. For variable-rate debt obligations, projected interest payments are calculated using the December 31, 2020 weighted average interest rate of approximately 0.87%.
In addition, we expect our capital expenditures to be between $850 million and $950 million in 2021, primarily for Lithium growth and capacity increases in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. We currently expect the construction of the Kemerton, Australia and La Negra, Chile plants to be completed by the end of 2021, with sales volume from these plants beginning in 2022. As of December 31, 2020, we have

Albemarle Corporation and Subsidiaries

also committed to approximately $100.9 million of payments to third-party vendors in the normal course of business to secure raw materials for our production processes, with approximately $68.5 million to be paid in 2021. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.
See Note 18, “Leases,” to our consolidated financial statements included in Part II, Item 8 of this report for our annual expected payments under our operating lease obligations at December 31, 2020.
In 2021, we expect to pay $28.4 million of the $301.4 million balance remaining from the transition tax on foreign earnings as a result of the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The one-time transition tax imposed by the TCJA is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes and is payable over an eight-year period, with the final payment made in 2026.
Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan, are expected to approximate $27 million in 2021. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $13.3 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2020.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $14.7 million and $21.2 million at December 31, 2020 and 2019, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $24.1 million and $26.1 million at December 31, 2020 and 2019, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the FCPA, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and the DPP, and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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
We had cash and cash equivalents totaling $746.7 million as of December 31, 2020, of which $492.8 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money

Albemarle Corporation and Subsidiaries

market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
The following tables present summarized financial information for the Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein.
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2020
Net sales(a)	$1,621,651
Gross profit	357,431
Loss before income taxes and equity in net income of unconsolidated investments(b)	(205,486)
Net loss attributable to the Guarantor and the Issuer	(222,097)
(a)    Includes net sales to Non-Guarantors of $893.5 million for the year ended December 31, 2020.
(b)    Includes intergroup expenses to Non-Guarantors of $132.7 million for the year ended December 31, 2020.

Albemarle Corporation and Subsidiaries

Summarized Balance Sheet

At December 31,
$ in thousands	2020
Current assets(a)	$1,194,278
Net property, plant and equipment	2,621,012
Other non-current assets	305,544

Current liabilities(b)	$2,236,233
Long-term debt	1,321,413
Other non-current liabilities(c)	7,317,103
(a)    Includes receivables from Non-Guarantors of $548.9 million at December 31, 2020.
(b)    Includes current payables to Non-Guarantors of $975.0 million at December 31, 2020.
(c)    Includes non-current payables to Non-Guarantors of $6.6 billion at December 31, 2020.
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

Albemarle Corporation and Subsidiaries

matters, we are able to conclude that the outstanding environmental liabilities for unresolved PRP sites should not have a material adverse effect upon our results of operations or financial condition.
Our environmental and safety operating costs charged to expense were $44.9 million, $48.0 million and $42.9 million in 2020, 2019 and 2018, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2020 totaled approximately $45.8 million, an increase of $3.2 million from $42.6 million at December 31, 2019. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2020, 2019 and 2018.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $40.4 million, $44.4 million and $47.3 million in 2020, 2019 and 2018, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

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
At December 31, 2020, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $686.5 million and with a fair value representing a net asset position of $8.8 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming

Albemarle Corporation and Subsidiaries

an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2020, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $8.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $16.7 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2020, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
On December 18, 2014, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. Any subsequent partial repayments of this debt did not impair the designated hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $756.6 million and $394.0 million outstanding at December 31, 2020 and 2019, respectively. These borrowings represented 21% and 13% of total outstanding debt and bore average interest rates of 0.87% and 2.46% at December 31, 2020 and 2019, respectively. A hypothetical 100 basis point increase in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $7.6 million as of December 31, 2020. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2020, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ J. KENT MASTERS

J. Kent Masters
Chairman, President and Chief Executive Officer
(principal executive officer)
February 19, 2021

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues with contracts from customers in 2018.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Goodwill Impairment Assessment – Refining Solutions Reporting Unit
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $1,666 million as of December 31, 2020, and the goodwill associated with the Refining Solutions reporting unit was $190 million. Management conducts an impairment test as of October 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using present value techniques involving future cash flows. Management’s cash flow projections for the Refining Solutions reporting unit included significant judgment and assumptions relating to revenue growth rates, adjusted EBITDA margins and the discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Refining Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, adjusted EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Refining Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Refining Solutions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates, adjusted EBITDA margins, and the discount rate. Evaluating management’s assumptions related to the revenue growth rates and adjusted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external economic and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow model and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 19, 2021

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2020	2019	2018
Net sales	$3,128,909	$3,589,427	$3,374,950
Cost of goods sold	2,134,056	2,331,649	2,157,694
Gross profit	994,853	1,257,778	1,217,256
Selling, general and administrative expenses	429,827	533,368	446,090
Research and development expenses	59,214	58,287	70,054
Gain on sale of business	—	—	(210,428)
Operating profit	505,812	666,123	911,540
Interest and financing expenses	(73,116)	(57,695)	(52,405)
Other expenses, net	(59,177)	(45,478)	(64,434)
Income before income taxes and equity in net income of unconsolidated investments	373,519	562,950	794,701
Income tax expense	54,425	88,161	144,826
Income before equity in net income of unconsolidated investments	319,094	474,789	649,875
Equity in net income of unconsolidated investments (net of tax)	127,521	129,568	89,264
Net income	446,615	604,357	739,139
Net income attributable to noncontrolling interests	(70,851)	(71,129)	(45,577)
Net income attributable to Albemarle Corporation	$375,764	$533,228	$693,562
Basic earnings per share	$3.53	$5.03	$6.40
Diluted earnings per share	$3.52	$5.02	$6.34
Weighted-average common shares outstanding—basic	106,402	105,949	108,427
Weighted-average common shares outstanding—diluted	106,808	106,321	109,458

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2020	2019	2018
Net income	$446,615	$604,357	$739,139
Other comprehensive income (loss), net of tax:
Foreign currency translation	100,389	(62,031)	(150,258)
Pension and postretirement benefits	(557)	632	(138)
Net investment hedge	(34,185)	8,441	25,786
Cash flow hedge	1,602	4,847	—
Interest rate swap	2,601	2,591	(585)
Total other comprehensive income (loss), net of tax	69,850	(45,520)	(125,195)
Comprehensive income	516,465	558,837	613,944
Comprehensive income attributable to noncontrolling interests	(71,098)	(70,662)	(45,396)
Comprehensive income attributable to Albemarle Corporation	$445,367	$488,175	$568,548
See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2020	2019
Assets
Current assets:
Cash and cash equivalents	$746,724	$613,110
Trade accounts receivable, less allowance for doubtful accounts (2020—$2,083; 2019—$3,711)	530,838	612,651
Other accounts receivable	61,958	67,551
Inventories	750,237	768,984
Other current assets	116,427	162,813
Total current assets	2,206,184	2,225,109
Property, plant and equipment, at cost	7,427,641	6,817,843
Less accumulated depreciation and amortization	2,073,016	1,908,370
Net property, plant and equipment	5,354,625	4,909,473
Investments	656,244	579,813
Other assets	219,268	213,061
Goodwill	1,665,520	1,578,785
Other intangibles, net of amortization	349,105	354,622
Total assets	$10,450,946	$9,860,863
Liabilities and Equity
Current liabilities:
Accounts payable	$483,221	$574,138
Accrued expenses	440,763	576,297
Current portion of long-term debt	804,677	187,336
Dividends payable	40,937	38,764
Income taxes payable	32,251	32,461
Total current liabilities	1,801,849	1,408,996
Long-term debt	2,767,381	2,862,921
Postretirement benefits	48,075	50,899
Pension benefits	340,818	292,073
Other noncurrent liabilities	629,377	754,536
Deferred income taxes	394,852	397,858
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 106,842 in 2020 and 106,040 in 2019	1,069	1,061
Additional paid-in capital	1,438,038	1,383,446
Accumulated other comprehensive loss	(326,132)	(395,735)
Retained earnings	3,155,252	2,943,478
Total Albemarle Corporation shareholders’ equity	4,268,227	3,932,250
Noncontrolling interests	200,367	161,330
Total equity	4,468,594	4,093,580
Total liabilities and equity	$10,450,946	$9,860,863

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2018	110,546,674	$1,105	$1,863,949	$(225,668)	$2,035,163	$3,674,549	$143,147	$3,817,696
Net income					693,562	693,562	45,577	739,139
Other comprehensive loss				(125,014)		(125,014)	(181)	(125,195)
Cash dividends declared, $1.34 per common share					(144,601)	(144,601)	(14,756)	(159,357)
Cumulative adjustments from adoption of income tax standard updates					(18,074)	(18,074)		(18,074)
Stock-based compensation			18,506			18,506		18,506
Exercise of stock options	94,031	1	3,632			3,633		3,633
Shares repurchased	(5,262,654)	(53)	(499,947)			(500,000)		(500,000)
Issuance of common stock, net	383,974	4	(4)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(145,997)	(1)	(17,239)			(17,240)		(17,240)
Balance at December 31, 2018	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					533,228	533,228	71,129	604,357
Other comprehensive loss				(45,053)		(45,053)	(467)	(45,520)
Cash dividends declared, $1.47 per common share					(155,800)	(155,800)	(83,187)	(238,987)
Stock-based compensation			21,284			21,284		21,284
Exercise of stock options	161,909	2	4,812			4,814		4,814
Issuance of common stock, net	396,269	4	(4)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(133,991)	(1)	(11,030)			(11,031)		(11,031)
Balance at December 31, 2019	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					375,764	375,764	70,851	446,615
Other comprehensive income				69,603		69,603	247	69,850
Cash dividends declared, $1.54 per common share					(163,990)	(163,990)	(32,061)	(196,051)
Stock-based compensation			19,306			19,306		19,306
Exercise of stock options	682,068	7	40,430			40,437		40,437
Issuance of common stock, net	185,918	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(65,832)	(1)	(5,142)			(5,143)		(5,143)
Balance at December 31, 2020	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2020	2019	2018
Cash and cash equivalents at beginning of year	$613,110	$555,320	$1,137,303
Cash flows from operating activities:
Net income	446,615	604,357	739,139
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	231,984	213,484	200,698
Gain on sale of business or joint venture	(7,168)	—	(210,428)
Gain on sale of property	—	(14,411)	—
Stock-based compensation and other	22,837	19,680	15,228
Equity in net income of unconsolidated investments (net of tax)	(127,521)	(129,568)	(89,264)
Dividends received from unconsolidated investments and nonmarketable securities	88,161	71,746	57,415
Pension and postretirement expense	45,658	31,515	10,410
Pension and postretirement contributions	(16,434)	(16,478)	(15,236)
Unrealized gain on investments in marketable securities	(4,635)	(2,809)	(527)
Loss on early extinguishment of debt	—	4,829	—
Deferred income taxes	(1,976)	14,394	49,164
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
Decrease (increase) in accounts receivable	100,118	(18,220)	(97,448)
Decrease (increase) in inventories	51,978	(46,304)	(124,067)
Decrease (increase) in other current assets	7,902	(32,941)	(2,181)
(Decrease) increase in accounts payable	(31,519)	(12,234)	73,730
(Decrease) in accrued expenses and income taxes payable	(215,011)	(4,640)	(1,999)
Other, net	207,925	36,974	(58,469)
Net cash provided by operating activities	798,914	719,374	546,165
Cash flows from investing activities:
Acquisitions, net of cash acquired	(22,572)	(820,000)	(11,403)
Capital expenditures	(850,477)	(851,796)	(699,991)
Cash proceeds from divestitures, net	—	—	413,569
Proceeds from sale of joint venture	11,000	—	—
Proceeds from sale of property and equipment	—	10,356	—
Sales of (investments in) marketable securities, net	903	384	(270)
Investments in equity and other corporate investments	(2,427)	(2,569)	(5,600)
Net cash used in investing activities	(863,573)	(1,663,625)	(303,695)
Cash flows from financing activities:
Proceeds from borrowings of other long-term debt	452,163	1,597,807	—
Repayments of long-term debt	(250,000)	(175,215)	—
Other borrowings (repayments), net	137,635	(126,364)	(113,567)
Fees related to early extinguishment of debt	—	(4,419)	—
Dividends paid to shareholders	(161,818)	(152,204)	(144,596)
Dividends paid to noncontrolling interests	(32,061)	(83,187)	(14,756)
Repurchases of common stock	—	—	(500,000)
Proceeds from exercise of stock options	40,437	4,814	3,633
Withholding taxes paid on stock-based compensation award distributions	(5,143)	(11,031)	(17,240)
Debt financing costs	(3,952)	(7,514)	—
Net cash provided by (used in) financing activities	177,261	1,042,687	(786,526)
Net effect of foreign exchange on cash and cash equivalents	21,012	(40,646)	(37,927)
Increase (decrease) in cash and cash equivalents	133,614	57,790	(581,983)
Cash and cash equivalents at end of year	$746,724	$613,110	$555,320

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
The Company currently utilizes the following practical expedients, as permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:
•All sales and other pass-through taxes are excluded from contract value;
•In utilizing the modified retrospective transition method, no adjustment was necessary for contracts that did not cross over the reporting year;
•We will not consider the possibility of a contract having a significant financing component (which would effectively attribute a portion of the sales price to interest income) unless, if at contract inception, the expected payment terms (from time of delivery or other relevant criterion) are more than one year;
•If our right to customer payment is directly related to the value of our completed performance, we recognize revenue consistent with the invoicing right; and
•We expense as incurred all costs of obtaining a contract incremental to any costs/compensation attributable to individual product sales/shipments for contracts where the amortization period for such costs would otherwise be one year or less.
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
Included in Trade accounts receivable at December 31, 2020 and 2019 is approximately $522.3 million and $602.1 million, respectively, arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2020 and 2019 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
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
Resource Development Expenses
We incur costs in resource exploration, evaluation and development during the different phases of our resource development projects. Exploration costs incurred before the declaration of proven and probable resources are generally expensed as incurred. After proven and probable resources are declared, exploration, evaluation and development costs necessary to bring the property to commercial capacity or increase the capacity or useful life are capitalized. Any costs to maintain the production capacity in a property under production are expensed as incurred.
Capitalized resource costs are depleted using the units-of-production method. Our resource development assets are evaluated for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Investments
Investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over the investee. Significant influence is generally deemed to exist if we have an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s board of directors and the impact of commercial arrangements, are considered in determining whether the equity method of accounting is appropriate. Under the equity method of accounting, we record our investments in equity-method investees in the consolidated balance sheets as Investments and our share of investees’ earnings or losses together with other-

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

than-temporary impairments in value as Equity in net income of unconsolidated investments in the consolidated statements of income. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying amounts of such investments may be impaired. If a decline in the value of an equity method investment is determined to be other than temporary, a loss is recorded in earnings in the current period.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. We estimate the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. For the Refining Solutions reporting unit, the revenue growth rates, adjusted EBITDA margins and the discount rate were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2020 and did not note any impairment indicators. As a result, the Company concluded there was no impairment as of that date.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Pension Plans and Other Postretirement Benefits
Under authoritative accounting standards, assumptions are made regarding the valuation of benefit obligations and the performance of plan assets. As required, we recognize a balance sheet asset or liability for each of our pension and other postretirement benefit (“OPEB”) plans equal to the plan’s funded status as of the measurement date. The primary assumptions are as follows:
•Discount Rate—The discount rate is used in calculating the present value of benefits, which is based on projections of benefit payments to be made in the future.
•Expected Return on Plan Assets—We project the future return on plan assets based on prior performance and future expectations for the types of investments held by the plans, as well as the expected long-term allocation of plan assets for these investments. These projected returns reduce the net benefit costs recorded currently.
•Rate of Compensation Increase—For salary-related plans, we project employees’ annual pay increases, which are used to project employees’ pension benefits at retirement.
•Mortality Assumptions—Assumptions about life expectancy of plan participants are used in the measurement of related plan obligations.
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
During 2020, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2020, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2020 measurement date.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In October 2019, the SOA published the Pri-2012 Mortality Tables and an updated Improvement Scale, MP-2019. The Pri-2012 Mortality Tables are an update to the RP-2014 Adjusted to 2006 Total Dataset Mortality while the updated improvement scale incorporates an additional year of mortality data (2017). We revised both the base mortality tables and mortality improvement assumption by incorporating both the Pri-2012 Mortality Tables and MP-2019 Mortality Improvement Scale for purpose of measuring our U.S. pension and OPEB obligations at December 31, 2019. In October 2020, the SOA published an updated Improvement Scale, MP-2020, which was used for the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2020.
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
Foreign exchange transaction and revaluation losses were $28.8 million, $27.4 million and $10.5 million for the years ended December 31, 2020, 2019 and 2018, respectively, and are included in Other expenses, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows.
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
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia and designated it as an effective hedging instrument under ASC 815, Derivatives and Hedging. All other foreign currency forward contracts outstanding at December 31, 2020 and 2019 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued accounting guidance that, among other things, changes the way entities recognize impairment of financial assets by requiring immediate recognition of estimated credit losses expected to occur over the remaining life of the financial asset. Additional disclosures are required regarding an entity’s assumptions, models and methods for estimating the expected credit loss. This guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied using a modified retrospective approach. We adopted this guidance on January 1, 2020 and it did not have a significant impact on our consolidated financial statements.
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a reporting unit to calculate the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit has been acquired in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. All other goodwill impairment guidance will remain unchanged. Entities will continue to have the option to perform a qualitative assessment to determine if a quantitative impairment test is necessary. This guidance was effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and is to be applied on a prospective basis. We adopted this guidance on January 1, 2020 and it did not have a significant impact on our consolidated financial statements.
In December 2019, the FASB issued accounting guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In March 2020, the FASB issued accounting guidance that provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued additional accounting guidance which clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The guidance under both FASB issuances is effective March 12, 2020 through December 31, 2022. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.
NOTE 2—Acquisitions:
On October 31, 2019 (the “Acquisition Closing Date”), we completed the previously announced acquisition of a 60% interest in MRL’s Wodgina Project for a total purchase price of approximately $1.3 billion. The purchase price is comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, valued at $480 million. The cash consideration was initially funded by the 2019 Credit Facility entered into on August 14, 2019; see Note 14, “Long-Term Debt,” for further details. In addition, during the year ended December 31, 2020, we paid $22.6 million of agreed upon purchase price adjustments. The stamp duty levied on the assets purchased of $61.5 million, originally recorded as an expense based on an estimated calculation during the year ended December 31, 2019, was paid during the year ended December 31, 2020 and is included in Change in working capital on the consolidated statement of cash flows.
In addition, we have formed an unincorporated joint venture with MRL, MARBL, for the exploration, development, mining, processing and production of lithium and other minerals from the Wodgina Project and for the operation of the Kemerton assets. We are entitled to a pro rata portion of 60% of all minerals (other than iron ore and tantalum) recovered from the tenements and produced by the joint venture. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. As part of this acquisition, MARBL Lithium Operations Pty. Ltd. (the “Manager”), an incorporated joint venture, has been formed to manage the Wodgina Project. We will consolidate our 60% ownership interest in the Manager in our consolidated financial statements.
This acquisition provides access to a high-quality hard rock lithium source, further diversifying our global lithium resource base, and strengthens our position by increasing capacity to support future market demand. In connection with the acquisition, we idled production of the Wodgina spodumene mine until demand supports bringing the mine back to production.
The results of our 60% ownership interest in MARBL are reported within the Lithium segment. Included in Net income attributable to Albemarle Corporation for the year ended December 31, 2020 and the period November 1 through December 31, 2019 were losses of approximately $20.1 million and $73.0 million, respectively, attributable to the joint venture. Included in the loss recorded in 2019 was an estimated loss of $64.8 million related to the stamp duties levied on the assets purchased. The adjustment to the final amount of stamp duties levied was recorded, and the full amount was paid, during the year ended December 31, 2020 as noted above. There were no net sales attributable to the joint venture during these periods. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of the Wodgina Project on our consolidated statements of income.
Purchase Price Allocation
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the Acquisition Closing Date, which were based, in part, upon third-party appraisals for certain assets. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $36.3 million and was recorded as Goodwill.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the consideration paid for the joint venture and the amounts of the assets acquired and liabilities assumed as of the acquisition date (in thousands):

Total purchase price:
Cash paid	$820,000
Fair value of 40% interest in Kemerton assets	480,000
Purchase agreement completion adjustment and other adjustments	22,566
Total purchase price	$1,322,566

Net assets acquired:
Inventories	$33,900
Other current assets	11,280
Property, plant and equipment:
Land improvements	2,912
Buildings and improvements	19,268
Machinery and equipment	163,662
Mineral rights and reserves	1,046,390
Construction in progress	103,700
Current liabilities	(10,695)
Long-term debt(a)	(55,806)
Other noncurrent liabilities	(28,392)
Total identifiable net assets	1,286,219
Goodwill	36,347
Total net assets acquired	$1,322,566
(a)     Represents finance lease acquired. See Note 18, “Leases,” for further information on the Company’s leases.
The allocation of the purchase price was finalized in the fourth quarter of 2020. There were no significant changes in our purchase price allocation since our initial preliminary estimates reported in the fourth quarter of 2019. The fair value of the assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The fair value of the mineral reserves of $1,046.4 million is determined using an excess earnings approach, which requires management to estimate future cash flows, net of capital investments in the specific operation. Management’s cash flow projections involved the use of significant estimates and assumptions with respect to the expected production of the mine over the estimated time period, sales prices, shipment volumes, and expected profit margins. The present value of the projected net cash flows represents the fair value assigned to mineral reserves. The discount rate is a significant assumption used in the valuation model.
The effect of measurement-period adjustments to the estimated fair values are recognized in the reporting period in which they are determined. The impact of all changes that do not qualify as measurement-period adjustments are included in current period earnings. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
Goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable.

Acquisition and integration related costs
Acquisition and integration related costs relate to the acquisition, integration and potential divestitures for various significant projects, including professional services and advisory fees related the acquisition of the Wodgina Project. These costs for the years ended December 31, 2019 and 2018 of $1.0 million and $3.7 million, respectively, were included in Cost of goods sold. Acquisition and integration related costs for the years ended December 31, 2020, 2019 and 2018 of $17.3 million, $19.7 million and $15.7 million were included in Selling, general and administrative expenses, respectively, on our consolidated statements of income.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3—Divestitures:
Polyolefin Catalysts and Components Business
On December 14, 2017, the Company signed a definitive agreement to sell the polyolefin catalysts and components portion of its Performance Catalyst Solutions (“PCS”) business (“Polyolefin Catalysts Divestiture”) to W.R. Grace & Co., with the sale closing on April 3, 2018. We received net cash proceeds of approximately $413.6 million and recorded a gain of $210.4 million before income taxes in 2018 related to the sale of this business. The transaction included Albemarle’s Product Development Center located in Baton Rouge, Louisiana, and operations at its Yeosu, South Korea site. The sale did not include the Company’s organometallics or curatives portion of its PCS business. The Polyolefin Catalysts Divestiture reflects the Company’s commitment to investing in the future growth of its high priority businesses and returning capital to shareholders.

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid during the year for:
Income taxes (net of refunds of $25,991, $7,438 and $21,459 in 2020, 2019 and 2018, respectively)(a)	$52,103	$170,450	$157,758
Interest (net of capitalization)	$66,379	$45,532	$49,762

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$139,120	$199,451	$134,784
(a)Includes approximately $41 million of income taxes paid in 2018 from the gain on sale of the Polyolefin Catalysts Divestiture.

As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $179.4 million and $164.7 million of its construction in progress of the designated Kemerton assets during the years ended December 31, 2020 and 2019, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Other, net within Cash flows from operating activities on the consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement. See Note 2, “Acquisitions,” for further details.

Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2020, 2019 and 2018 included $30.4 million, $14.3 million and $28.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, from Other noncurrent liabilities to Income taxes payable within current liabilities. For additional information, see Note 21, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2020, 2019 and 2018 is $28.8 million, $27.4 million and $10.5 million, respectively, related to losses on fluctuations in foreign currency exchange rates.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$375,764	$533,228	$693,562
Denominator:
Weighted-average common shares for basic earnings per share	106,402	105,949	108,427
Basic earnings per share	$3.53	$5.03	$6.40
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$375,764	$533,228	$693,562
Denominator:
Weighted-average common shares for basic earnings per share	106,402	105,949	108,427
Incremental shares under stock compensation plans	406	372	1,031
Weighted-average common shares for diluted earnings per share	106,808	106,321	109,458
Diluted earnings per share	$3.52	$5.02	$6.34
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2020, there were 10,350 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2020, no shares of preferred stock have been issued.
On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock, par value $0.01 per share, at a price to the public of $153.00 per share. The Company also granted to the Underwriters an option to purchase up to an additional 1,274,509 shares for a period of 30 days, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions.
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
There were no shares of the Company’s common stock repurchased during the year ended December 31, 2020 or 2019. As of December 31, 2020, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Value added tax/consumption tax	$45,309	$52,059
Other	16,649	15,492
Total	$61,958	$67,551

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Finished goods	$454,162	$495,639
Raw materials and work in process(a)	219,896	205,781
Stores, supplies and other	76,179	67,564
Total	$750,237	$768,984
(a)Included $129.6 million and $109.3 million at December 31, 2020 and 2019, respectively, of work in process in our Lithium segment.
Approximately 8% and 10% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2020 and 2019, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $62.2 million and $78.7 million at December 31, 2020 and 2019, respectively, which are below replacement cost by approximately $29.7 million and $30.8 million, respectively.

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Income tax receivables	$45,031	$72,246
Prepaid expenses	57,531	83,637
Other	13,865	6,930
Total	$116,427	$162,813

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2020 and 2019 (in thousands):

	Useful Lives (Years)	December 31,
		2020	2019
Land	—	$121,330	$116,728
Land improvements	10 – 30	115,693	83,256
Buildings and improvements	10 – 50	354,679	337,728
Machinery and equipment(a)	2 – 45	3,564,389	3,355,519
Mineral rights and reserves	7 – 60	1,780,236	1,764,067
Construction in progress	—	1,491,314	1,160,545
Total		$7,427,641	$6,817,843
(a)Consists primarily of (1) short-lived production equipment components, office and building equipment and other equipment with estimated lives ranging 2 – 7 years, (2) production process equipment (intermediate components) with estimated lives ranging 8 – 19 years, (3) production process equipment (major unit components) with estimated lives ranging 20 – 29 years, and (4) production process equipment (infrastructure and other) with estimated lives ranging 30 – 45 years.
The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $203.6 million,

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

$183.3 million and $170.0 million during the years ended December 31, 2020, 2019 and 2018, respectively. Interest capitalized on significant capital projects in 2020, 2019 and 2018 was $30.4 million, $30.2 million and $19.3 million, respectively.

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Joint ventures	$604,964	$534,430
Nonmarketable securities	14,171	11,746
Marketable equity securities	37,109	33,637
Total	$656,244	$579,813

Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2020	2019	2018
*	Windfield Holdings Pty. Ltd. - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above amounted to $587.6 million and $513.8 million as of December 31, 2020 and 2019, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $126.0 million, $128.0 million and $88.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $255.4 million and $216.9 million of our consolidated retained earnings at December 31, 2020 and 2019, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists the assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2020	2019
Summary of Balance Sheet Information:
Current assets	$449,441	$473,426
Noncurrent assets	1,590,204	1,404,765
Total assets	$2,039,645	$1,878,191

Current liabilities	$116,136	$201,792
Noncurrent liabilities	769,114	583,839
Total liabilities	$885,250	$785,631

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
Summary of Statements of Income Information:
Net sales	$597,082	$910,891	$829,590
Gross profit	$266,026	$496,150	$456,518
Income before income taxes	$225,436	$384,690	$332,632
Net income	$157,628	$229,733	$225,791

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $87.4 million, $71.0 million and $56.4 million in 2020, 2019 and 2018, respectively.
At December 31, 2020 and 2019, the carrying amount of our investments in unconsolidated joint ventures differed from the amount of underlying equity in net assets by approximately $32.1 million and $15.3 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis.
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $479.6 million and $397.2 million at December 31, 2020 and December 31, 2019, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIE’s for which the Company is not the primary beneficiary was $8.0 million and $7.6 million at December 31, 2020 and December 31, 2019, respectively. Our unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
In the fourth quarter of 2020, the Company divested its ownership interest in the Saudi Organometallic Chemicals Company LLC (“SOCC”) joint venture for cash proceeds of $11.0 million. As a result of this divestiture, the Company recorded a gain of $7.2 million in Other expenses, net during the year ended December 31, 2020.
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
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. As of December 31, 2020 and 2019, these marketable securities amounted to $32.4 million and $28.7 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Deferred income taxes(a)	$20,317	$15,275
Assets related to unrecognized tax benefits(a)	24,112	26,127
Operating leases(b)	136,292	133,864
Other(c)	38,547	37,795
Total	$219,268	$213,061

(a)See Note 1, “Summary of Significant Accounting Policies” and Note 21, “Income Taxes.”
(b)See Note 18, “Leases.”
(c)As of December 31, 2019, a $28.7 million reserve was recorded against a note receivable on one of our European entities no longer deemed probable of collection. This reserve and related receivable were written off as a result of the divestiture of our ownership interest in the SOCC joint venture. See Note 10, “Investments,” for additional information.

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2020 and 2019 (in thousands):

	Lithium	Bromine Specialties	Catalysts(b)	All Other	Total
Balance at December 31, 2018	$1,354,779	$20,319	$185,485	$6,586	$1,567,169
Acquisitions(a)	31,762	—	—	—	31,762
Foreign currency translation adjustments and other	(15,695)	—	(4,451)	—	(20,146)
Balance at December 31, 2019	1,370,846	20,319	181,034	6,586	1,578,785
Acquisitions(a)	4,585	—	—	—	4,585
Foreign currency translation adjustments and other	66,350	—	15,800	—	82,150
Balance at December 31, 2020	$1,441,781	$20,319	$196,834	$6,586	$1,665,520

(a)    Represents purchase price adjustments for the Wodgina Project acquisition. Amount recorded during the year ended December 31, 2020 represents the finalization of the purchase price during the one-year measurement period. See Note 2, “Acquisitions,” for additional information.
(b)    Balance at December 31, 2020 consists of goodwill related to Refining Solutions (composed of our clean fuels technologies (“CFT”) and fluidized catalytic cracking (“FCC”) catalysts and additives businesses) of $189.8 million and performance catalyst solutions (“PCS”) of $7.0 million.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2020 and 2019 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2018	$428,372	$18,453	$55,801	$43,708	$546,334
Foreign currency translation adjustments and other	(5,910)	(366)	(781)	(2,426)	(9,483)
Balance at December 31, 2019	422,462	18,087	55,020	41,282	536,851
Foreign currency translation adjustments and other	26,286	623	3,076	(1,418)	28,567
Balance at December 31, 2020	$448,748	$18,710	$58,096	$39,864	$565,418
Accumulated Amortization
Balance at December 31, 2018	$(95,797)	$(8,176)	$(35,248)	$(20,970)	$(160,191)
Amortization	(23,020)	—	(1,388)	(2,714)	(27,122)
Foreign currency translation adjustments and other	2,068	238	439	2,339	5,084
Balance at December 31, 2019	(116,749)	(7,938)	(36,197)	(21,345)	(182,229)
Amortization	(22,575)	—	(1,377)	(970)	(24,922)
Foreign currency translation adjustments and other	(7,962)	(238)	(1,926)	964	(9,162)
Balance at December 31, 2020	$(147,286)	$(8,176)	$(39,500)	$(21,351)	$(216,313)
Net Book Value at December 31, 2019	$305,713	$10,149	$18,823	$19,937	$354,622
Net Book Value at December 31, 2020	$301,462	$10,534	$18,596	$18,513	$349,105

(a)Net Book Value includes only indefinite-lived intangible assets.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $24.9 million, $27.1 million and $28.0 million for the years ended December 31, 2020, 2019 and 2018, respectively. Included in amortization for the years ended December 31, 2020, 2019 and 2018 is $19.1 million, $19.5 million and $19.7 million, respectively, of amortization using the pattern of economic benefit method.
Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2021	$24,989
2022	$24,396
2023	$23,782
2024	$23,039
2025	$22,500

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Employee benefits, payroll and related taxes	$102,711	$82,028
Wodgina Project acquisition consideration obligation(a)	137,092	260,686
Other(b)	200,960	233,583
Total	$440,763	$576,297

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)Represents the 40% interest in the Kemerton assets, which are under construction, expected to be transferred to MRL in the next twelve months as part of the consideration paid for the Wodgina Project acquisition. The balance as of December 31, 2019 also included $64.8 million of estimated stamp duties levied on the assets purchased. See Note 2, “Acquisitions,” for further details.
(b)No individual component exceeds 5% of total current liabilities.
NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
1.125% Notes	$610,800	$554,900
1.625% Notes	610,800	554,900
1.875% Senior notes	480,007	436,073
3.45% Senior notes	300,000	300,000
4.15% Senior notes	425,000	425,000
5.45% Senior notes	350,000	350,000
Floating rate notes	200,000	200,000
Credit facilities	223,900	—
Commercial paper notes	325,000	186,700
Variable-rate foreign bank loans	7,702	7,296
Finance lease obligations	59,181	59,524
Unamortized discount and debt issuance costs	(20,332)	(24,136)
Total long-term debt	3,572,058	3,050,257
Less amounts due within one year	804,677	187,336
Long-term debt, less current portion	$2,767,381	$2,862,921
Aggregate annual maturities of long-term debt as of December 31, 2020 are as follows (in millions): 2021—$804.7; 2022—$200.0; 2023—$223.9; 2024—$425.0; 2025—$610.8; thereafter—$1,328.0.
2019 Notes
On November 25, 2019, we issued a series of notes (collectively, the “2019 Notes”) as follows:
•$200.0 million aggregate principal amount of notes, bearing interest at a floating rate payable quarterly on February 15, May 15, August 15 and November 15 of each year, beginning in 2020 (“Floating Rate Notes”), with the interest rate reset on each interest payment date. Borrowings under these notes bear interest at a floating rate based on the 3-month London inter-bank offered rate (“LIBOR”) plus 105 basis points. The applicable floating interest rate for the current interest period is 1.271%. These notes mature on November 15, 2022.
•€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.125% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.30%. These notes mature on November 25, 2025.
•€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.625% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.74%. These notes mature on November 25, 2028.
•$300.0 million aggregate principal amount of senior notes, bearing interest at a rate of 3.45% payable semi-annually on May 15 and November 15 of each year, beginning in 2020. The effective interest rate on these senior notes is approximately 3.58%. These senior notes mature on November 15, 2029.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2014 Senior Notes
We currently have the following senior notes outstanding, initially issued in the fourth quarter of 2014:
•€393.0 million aggregate principal amount of senior notes, issued on December 8, 2014, bearing interest at a rate of 1.875% payable annually on December 8 of each year, beginning in 2015. The effective interest rate on these senior notes is approximately 2.10%. These senior notes mature on December 8, 2021.
•$425.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 4.15% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.06%. These senior notes mature on December 1, 2024.
•$350.0 million aggregate principal amount of senior notes, issued on November 24, 2014, bearing interest at a rate of 5.45% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.50%. These senior notes mature on December 1, 2044.
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
On December 18, 2014, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. During the years ended December 31, 2020, 2019 and 2018, (losses) gains of ($34.2) million, $8.4 million and $25.8 million (net of income taxes), respectively, were recorded in Accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.
Credit Agreements
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.325% as of December 31, 2020. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2020.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility (the “2019 Credit Facility”) with several banks and other financial institutions, which was amended and restated on December 15, 2020. The lenders’ commitment to provide loans under the 2019 Credit Facility terminates on December 10, 2021, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the amended 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.125% to 1.750%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.500% as of December 31, 2020. In October 2019, we borrowed $1.0 billion under this credit facility to fund the cash portion of the October 31, 2019 acquisition of a 60% interest in MRL’s Wodgina Project and for general corporate purposes and as noted above, such amount was repaid in full in November 2019. In April 2020, the Company borrowed the remaining $200 million under the 2019 Credit Facility, which remained outstanding as of December 31, 2020 and matures in April 2023, to be used for general corporate purposes. As part of the December 2020 amendment, the Company is permitted up to two additional borrowings in an aggregate amount equal to $500 million for general corporate purposes.
Borrowings under the 2019 Credit Facility and 2018 Credit Agreement (together “the Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant initially required that the Company’s consolidated funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 3.50:1, subject to adjustments in accordance with the terms of the Credit Agreements relating to a

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. As a result of the uncertainty of the overall financial impact of the COVID-19 pandemic, the Company amended the Credit Agreements on May 11, 2020 to modify its financial covenant based on the Company’s current expectations. The amendment effects changes to certain provisions of the Credit Agreements, including: (a) conversion of the consolidated funded debt to consolidated EBITDA ratio to a consolidated net funded debt to consolidated EBITDA ratio; (b) carving-out third party sales of accounts receivables from the Securitization Transaction definition; (c) setting the consolidated net funded debt to consolidated EBITDA ratio to 4.00:1 for the fiscal quarter ending June 30, 2020, 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3.50:1 for fiscal quarters thereafter; and (d) reducing the priority debt basket to 24% of Consolidated Net Tangible Assets, as defined in the Credit Agreements, through and including December 31, 2021. As part of this amendment, the Company agreed to pay a 10 basis point fee on the consenting lenders commitments under the Credit Agreements. If conditions caused by the COVID-19 pandemic worsen and the Company’s earnings and cash flow from operations do not start to recover as contemplated in the Company's current plans, the Company may not be able to maintain compliance with its amended financial covenants and it will require the Company to seek additional amendments to the Credit Agreements. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness.
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.2 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2020, we had $325.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.51% and a weighted-average maturity of 16 days.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $220 million at December 31, 2020. Outstanding borrowings under these agreements were $7.7 million and $7.3 million at December 31, 2020 and 2019, respectively. The average interest rate on borrowings under these agreements during 2020, 2019 and 2018 was approximately 0.36%, 0.36% and 0.69%, respectively.
At December 31, 2020 and 2019, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2020 and 2019. At December 31, 2020, we had the ability to borrow $1.18 billion under our commercial paper program and the Credit Agreements.
We believe that as of December 31, 2020, we were, and currently are, in compliance with all of our debt covenants.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2020		Year Ended December 31, 2019
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$678,720	$258,374	$635,866	$240,303
Service cost	849	4,000	730	3,680
Interest cost	23,402	3,357	28,199	4,998
Plan amendments	—	593	—	—
Actuarial loss	79,780	19,571	56,108	21,588
Benefits paid	(41,800)	(9,905)	(42,183)	(10,088)
Employee contributions	—	101	—	133
Foreign exchange loss (gain)	—	19,858	—	(1,772)
Settlements/curtailments	—	(5,866)	—	(398)
Other	—	302	—	(70)
Benefit obligation at December 31	$740,951	$290,385	$678,720	$258,374

Change in plan assets:
Fair value of plan assets at January 1	$556,683	$81,466	$513,075	$70,584
Actual return on plan assets	75,715	8,173	82,926	9,417
Employer contributions	3,630	9,653	2,865	10,572
Benefits paid	(41,800)	(9,905)	(42,183)	(10,088)
Employee contributions	—	101	—	133
Foreign exchange gain	—	4,110	—	1,316
Settlements/curtailments	—	(4,279)	—	(398)
Other	—	(78)	—	(70)
Fair value of plan assets at December 31	$594,228	$89,241	$556,683	$81,466

Funded status at December 31	$(146,723)	$(201,144)	$(122,037)	$(176,908)

	December 31, 2020		December 31, 2019
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(1,217)	$(5,832)	$(1,224)	$(5,648)
Noncurrent liabilities (pension benefits)	(145,506)	(195,312)	(120,813)	(171,260)
Net pension liability	$(146,723)	$(201,144)	$(122,037)	$(176,908)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$(433)	$—	$224
Net amount recognized	$—	$(433)	$—	$224

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.50%	0.86%	3.56%	1.33%
Rate of compensation increase	—%	3.82%	—%	3.72%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The accumulated benefit obligation for all defined benefit pension plans was $1.02 billion and $927.6 million at December 31, 2020 and 2019, respectively.
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

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2020	2019
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$55,089	$50,390
Service cost	105	98
Interest cost	1,871	2,197
Actuarial (gain) loss	(2,571)	5,445
Benefits paid	(3,151)	(3,041)
Benefit obligation at December 31	$51,343	$55,089

Change in plan assets:
Fair value of plan assets at January 1	$—	$—
Employer contributions	3,151	3,041
Benefits paid	(3,151)	(3,041)
Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(51,343)	$(55,089)

	December 31,
	2020	2019
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,268)	$(4,190)
Noncurrent liabilities (postretirement benefits)	(48,075)	(50,899)
Net postretirement liability	$(51,343)	$(55,089)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.49%	3.53%
Rate of compensation increase	3.50%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$849	$4,000	$730	$3,680	$1,043	$3,919
Interest cost	23,402	3,357	28,199	4,998	26,804	5,144
Expected return on assets	(36,957)	(3,274)	(33,926)	(3,837)	(38,621)	(4,204)
Actuarial loss (gain)	40,653	14,189	7,106	16,784	30,234	(10,833)
Amortization of prior service benefit	—	36	—	37	60	34
Total net pension benefits cost (credit)	$27,947	$18,308	$2,109	$21,662	$19,520	$(5,940)

Weighted-average assumption percentages:
Discount rate	3.56%	1.33%	4.59%	2.15%	4.03%	1.94%
Expected return on plan assets	6.88%	4.07%	6.89%	5.51%	6.89%	5.52%
Rate of compensation increase	—%	3.72%	—%	3.63%	—%	3.18%

Effective January 1, 2021, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.88% and 4.12%, respectively.
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$105	$98	$117
Interest cost	1,871	2,197	2,168
Expected return on assets	—	—	(7)
Actuarial (gain) loss	(2,573)	5,449	(5,400)
Amortization of prior service benefit	—	—	(48)
Total net postretirement benefits (credit) cost	$(597)	$7,744	$(3,170)

Weighted-average assumption percentages:
Discount rate	3.53%	4.55%	3.99%
Expected return on plan assets	—%	—%	7.00%
Rate of compensation increase	3.50%	3.50%	3.50%

All components of net benefit cost (credit), other than service cost, are included in Other expenses, net on the consolidated statements of income.
The mark-to-market actuarial loss in 2020 is primarily attributable to a decrease in the weighted-average discount rate to 2.50% from 3.56% for our U.S. pension plans and to 0.86% from 1.33% for our foreign pension plans to reflect market conditions as of the December 31, 2020 measurement date. This was partially offset by a higher return on pension plan assets in 2020 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 13.15% versus an expected return of 6.52%.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$142,280	$140,548	$1,732	$—
International Equity(b)	139,611	113,174	26,437	—
Fixed Income(c)	319,998	270,589	49,409	—
Absolute Return Measured at Net Asset Value(d)	78,787	—	—	—
Cash	2,793	2,793	—	—
Total Pension Assets	$683,469	$527,104	$77,578	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$119,842	$118,255	$1,587	$—
International Equity(b)	126,828	95,246	31,582	—
Fixed Income(c)	317,667	279,731	37,936	—
Absolute Return Measured at Net Asset Value(d)	73,777	—	—	—
Cash	35	35	—	—
Total Pension Assets	$638,149	$493,267	$71,105	$—
(a)Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.
(b)Consists primarily of international equity funds which invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(c)Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.
(d)Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $78.8 million and $73.8 million as of December 31, 2020 and 2019, respectively, are included in this table to permit reconciliation to the reconciliation of plan assets table above.
The Company’s pension plan assets in the U.S. and U.K. represent approximately 97% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2020 and 2019, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
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
We made contributions to our defined benefit pension and OPEB plans of $16.4 million, $16.5 million and $15.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $27.1 million in 2021. Also, we expect to pay approximately $3.3 million in premiums to our U.S. postretirement benefit plan in 2021. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2021	$43.0	$12.2	$3.3
2022	$43.4	$11.5	$3.2
2023	$43.8	$14.2	$3.2
2024	$44.1	$12.5	$3.2
2025	$44.6	$12.2	$3.1
2026-2030	$213.2	$66.4	$14.7
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Costs (credits) relating to our SERP were $3.8 million, $2.2 million and ($0.8) million for the years ended December 31, 2020, 2019 and 2018, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2020 and 2019 was $23.1 million and $21.3 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.2 million are expected to be paid to SERP retirees in 2021. On October 1, 2012, our Board of Directors approved

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2020, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $6.9 million, $11.5 million, and $11.8 million in 2020, 2019 and 2018, respectively. In addition, as part of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic, we have deferred $4.8 million of 2020 contributions for certain employees to the defined contribution plan to 2021.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $7.5 million, $12.6 million and $12.7 million in 2020, 2019 and 2018, respectively. In addition, as part of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic, we have deferred $4.5 million of 2020 contributions for certain employees to the 401(k) plan to 2021.
In 2006, we formalized a new plan in the Netherlands similar to a collective defined contribution plan. The collective defined contribution plan is supported by annuity contracts through an insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus an additional fixed amount of contributions to assist in covering estimated cost of living and salary increases (indexing) and administrative costs for the overall plan. We paid approximately $9.9 million, $9.7 million and $10.2 million in 2020, 2019 and 2018, respectively, in annual premiums and related costs pertaining to this plan.
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
Some participants in the plan are subject to collective bargaining arrangements, which have no fixed expiration date. The contribution and benefit levels are not negotiated or significantly influenced by these collective bargaining arrangements. Also, the benefit levels generally are not subject to reduction. Under German insurance law, the DN Pensionskasse must be fully funded at all times. The DN Pensionskasse was fully funded as of December 31, 2019, the date of the most recently available information for the plan. This funding level would correspond to the highest funding zone status (at least 80% funded) under U.S. pension regulation. Since the plan liabilities need to be fully funded at all times according to local funding requirements, it is unlikely that the DN Pensionskasse plan will fail to fulfill its obligations, however, in such an event, the Company is liable for the benefits of its employees, and former employees of certain divested businesses, who participate in the plan. Additional information of the DN Pensionskasse is available in the public domain.
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan were approximately $1.5 million, $1.4 million and $1.5 million in 2020, 2019 and 2018, respectively. The Company’s contributions represented more than 5% of total contributions to the DN Pensionskasse in 2020.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the years ended December 31, 2020, 2019 and 2018, we made contributions

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for our employees covered under this plan of approximately $3.1 million, $1.8 million and $2.3 million, respectively, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. The value of the additional funding required under the financial improvement plan each year is determined upon the completion of the annual financial statements and are payable in the second quarter of the following year. A portion of the additional funding necessary for the year will be based on an estimate prepared on September 30 of each year and payable in the fourth quarter of that same year.

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31,
	2020	2019
Transition tax on foreign earnings(a)	$273,048	$303,490
Wodgina Project acquisition consideration obligation(b)	—	120,800
Operating leases(c)	116,765	114,686
Liabilities related to uncertain tax positions(d)	14,683	21,169
Executive deferred compensation plan obligation	32,447	28,715
Environmental liabilities(e)	36,298	33,058
Asset retirement obligations(e)	74,856	55,848
Tax indemnification liability(f)	30,488	30,993
Other(g)	50,792	45,777
Total	$629,377	$754,536
(a)Noncurrent portion of one-time transition tax on foreign earnings. See Note 21, “Income Taxes,” for additional information.
(b)Represents the 40% interest in the Kemerton assets, which are under construction, expected to be transferred to MRL as part of the consideration paid for the Wodgina Project acquisition. See Note 2, “Acquisitions,” for further details.
(c)See Note 18, “Leases.”
(d)See Note 21, “Income Taxes.”
(e)See Note 17, “Commitments and Contingencies.”
(f)Indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
(g)No individual component exceeds 5% of total liabilities.

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance, beginning of year	$42,592	$49,569	$39,808
Expenditures	(3,290)	(6,037)	(6,885)
Accretion of discount	925	1,030	1,283
Additions and changes in estimates(a)	3,815	1,129	17,039
Foreign currency translation adjustments and other	1,729	(3,099)	(1,676)
Balance, end of year	45,771	42,592	49,569
Less amounts reported in Accrued expenses	9,473	9,534	9,193
Amounts reported in Other noncurrent liabilities	$36,298	$33,058	$40,376
(a)Additions in 2018 primarily related to the indemnification of the buyer of a formerly owned site. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.
Environmental remediation liabilities included discounted liabilities of $39.2 million and $35.6 million at December 31, 2020 and 2019, respectively, discounted at rates with a weighted-average of 3.5% and 3.7%, with the undiscounted amount totaling $73.6 million and $69.2 million at December 31, 2020 and 2019, respectively. For certain locations where the

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Balance, beginning of year	$60,246	$41,489
Acquisitions(a)	1,222	4,650
Additions and changes in estimates(b)	15,750	14,734
Accretion of discount	2,531	2,035
Liabilities settled	(3,980)	(3,289)
Foreign currency translation adjustments and other	103	627
Balance, end of year	$75,872	$60,246
Less amounts reported in Accrued expenses	1,016	4,398
Amounts reported in Other noncurrent liabilities	$74,856	$55,848
(a)    Represents purchase price adjustments for the Wodgina Project acquisition recorded during the year ended December 31, 2020 and 2019. See Note 2, “Acquisitions,” for additional information.
(b)    Additions in 2020 and 2019 of $15.8 million and $11.1 million, respectively, related to new asset retirement obligations in Chile and Australia. The remaining $3.6 million of additions in 2019 related to the update of an estimate at a site formerly owned by Albemarle.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act (“FCPA”), and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third party sales representatives in our Refining Solutions business, within our

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Catalysts segment, to the U.S. Department of Justice (“DOJ”), the Securities and Exchange Commission (“SEC”), and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures.
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
During the year ended December 31, 2018, we recorded a charge of $16.2 million in Other expenses, net resulting from a jury rendering a verdict against Albemarle in a legal matter related to certain business concluded under a 2014 sales agreement for products that Albemarle no longer manufactures. In addition, during the year ended December 31, 2018, we recorded a separate charge of $10.8 million in Other expenses, net due to a settlement of a legal matter related to guarantees from a previously disposed business. Both matters were resolved and paid during the year ended December 31, 2018.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $30.5 million and $31.0 million at December 31, 2020 and 2019, respectively, recorded in Other noncurrent liabilities primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2021	2022	2023	2024	2025	Thereafter
Letters of credit and other guarantees	$79,282	$4,476	$1,501	$—	$—	$7,872

The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2020. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides details of our lease contracts for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$33,904	$35,335
Finance lease cost:
Amortization of right of use assets	585	625
Interest on lease liabilities	2,681	117
Total finance lease cost	3,266	742

Short-term lease cost	11,663	6,655
Variable lease cost	8,691	6,198
Total lease cost	$57,524	$48,930
Rental expense was approximately $37.6 million for the year ended December 31, 2018.
Supplemental cash flow information related to our lease contracts for the years ended December 31, 2020 and 2019 is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,245	$29,946
Operating cash flows from finance leases	1,568	117
Financing cash flows from finance leases	663	678
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	29,581	24,687
Finance leases(a)	—	55,806

(a)    Represents 60% ownership interest in finance lease acquired as part of the Wodgina Project acquisition. See Note 2, “Acquisitions,” for further details.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at December 31, 2020 and 2019 is as follows (in thousands, except as noted):

	December 31,
	2020	2019
Operating leases:
Other assets	$136,292	$133,864

Accrued expenses	22,297	23,137
Other noncurrent liabilities	116,765	114,686
Total operating lease liabilities	139,062	137,823
Finance leases:
Net property, plant and equipment	58,963	59,494

Current portion of long-term debt(a)	1,752	636
Long-term debt	58,543	58,888
Total finance lease liabilities	60,295	59,524
Weighted average remaining lease term (in years):
Operating leases	15.3	11.4
Finance leases	27.5	28.3
Weighted average discount rate (%):
Operating leases	3.94%	3.84%
Finance leases	4.56%	4.56%
(a) Balance includes accrued interest of finance lease.
Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

	Operating Leases	Finance Leases
2021	$25,620	$2,200
2022	20,428	4,479
2023	21,846	4,479
2024	10,794	4,479
2025	9,620	4,479
Thereafter	132,365	89,918
Total lease payments	220,673	110,034
Less imputed interest	81,611	49,739
Total	$139,062	$60,295

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. Under the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2020, there were 3,754,334 shares available for grant under the Incentive Plan and 345,405 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2020, 2019 and 2018 amounted to $19.3 million, $21.3 million and $15.2 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2020, 2019 and 2018 amounted to $2.4 million, $3.2 million and $2.6 million, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2020:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,244,531	$65.67	4.2	$14,593
Granted	76,221	81.85
Exercised	(682,068)	59.28
Forfeited	(37,843)	94.03
Expired	(1,000)	41.94
Outstanding at December 31, 2020	599,841	$73.24	5.6	$44,554
Exercisable at December 31, 2020	416,289	$64.06	4.4	$34,742
We granted 76,221, 95,639 and 63,259 stock options during 2020, 2019 and 2018, respectively. There were no significant modifications made to any share-based grants during these periods.
The fair value of each option granted during the years ended December 31, 2020, 2019 and 2018 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	1.69%	1.58%	1.44%
Volatility	32.65%	32.50%	32.48%
Average expected life (years)	6	6	6
Risk-free interest rate	1.13%	2.81%	3.06%
Fair value of options granted	$22.14	$27.71	$37.35
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
The intrinsic value of options exercised during the years ended December 31, 2020, 2019 and 2018 was $31.3 million, $8.1 million and $6.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2020 is approximately $1.6 million and is expected to be recognized over a remaining weighted-average period of 1.8 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $40.4 million and $7.1 million

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

for the year ended December 31, 2020, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	259,733	$115.69
Granted	87,124	99.44
Vested	(41,749)	78.03
Forfeited	(78,300)	115.23
Nonvested, end of period	226,808	116.54
The weighted average grant date fair value of performance unit awards granted in 2020, 2019 and 2018 was $8.7 million, $10.8 million and $10.9 million, respectively. During 2020 and 2019, half of the performance unit awards granted were based on the targeted return on invested capital (“ROIC Award”), while the other half were granted based on targeted market conditions (“TSR Award”). During 2018, all performance unit awards were TSR awards. The fair value of each TSR Award was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Volatility	33.66%	30.11%	29.92%
Risk-free interest rate	0.85%	2.43%	2.36%
The weighted average fair value of performance unit awards that vested during 2020, 2019 and 2018 was $3.0 million, $11.7 million and $20.0 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2020 is approximately $10.0 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.5 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2020:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	272,560	$85.98
Granted	185,261	71.70
Vested	(107,215)	80.59
Forfeited	(23,862)	89.31
Nonvested, end of period	326,744	79.48

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2020, 2019 and 2018 was $13.3 million, $10.4 million and $10.9 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2020, 2019 and 2018 was $9.0 million, $7.5 million and $4.9 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2020 is approximately $14.4 million and is expected to be recognized over a remaining weighted-average period of 2.0 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Foreign Currency Translation	Pension and Post-Retirement Benefits(a)	Net Investment Hedge	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Balance at December 31, 2017	$(257,569)	$(21)	$46,551	$—	$(14,629)	$(225,668)
Other comprehensive (loss) income before reclassifications	(150,258)	—	15,695	—	—	(134,563)
Amounts reclassified from accumulated other comprehensive loss(d)	—	(138)	10,091	—	(585)	9,368
Other comprehensive income (loss), net of tax	(150,258)	(138)	25,786	—	(585)	(125,195)
Other comprehensive loss attributable to noncontrolling interests	181	—	—	—	—	181
Balance at December 31, 2018	$(407,646)	$(159)	$72,337	$—	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(62,031)	576	8,441	4,847	—	(48,167)
Amounts reclassified from accumulated other comprehensive loss	—	56	—	—	2,591	2,647
Other comprehensive (loss) income, net of tax	(62,031)	632	8,441	4,847	2,591	(45,520)
Other comprehensive loss attributable to noncontrolling interests	467	—	—	—	—	467
Balance at December 31, 2019	$(469,210)	$473	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive income (loss) before reclassifications	100,389	(580)	(34,185)	1,602	—	67,226
Amounts reclassified from accumulated other comprehensive loss	—	23	—	—	2,601	2,624
Other comprehensive income (loss), net of tax	100,389	(557)	(34,185)	1,602	2,601	69,850
Other comprehensive income attributable to noncontrolling interests	(247)	—	—	—	—	(247)
Balance at December 31, 2020	$(369,068)	$(84)	$46,593	$6,449	$(10,022)	$(326,132)
(a)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss consists of amortization of prior service benefit, which is a component of pension and postretirement benefits cost (credit). See Note 15, “Pension Plans and Other Postretirement Benefits,” for additional information.
(b)We entered into a foreign currency forward contract in the fourth quarter of 2019, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 22, “Fair Value of Financial Instruments,” for additional information.
(c)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
(d)Amounts reclassified from accumulated other comprehensive loss include a net benefit of $6.9 million, which was reclassified to Retained earnings for stranded tax effects caused by the TCJA.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 is provided in the following tables (in thousands):

	Foreign Currency Translation	Pension and Postretirement Benefits	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
2020
Other comprehensive income (loss), before tax	$100,389	$(679)	$(43,826)	$1,602	$3,336
Income tax benefit (expense)	—	122	9,641	—	(735)
Other comprehensive income (loss), net of tax	$100,389	$(557)	$(34,185)	$1,602	$2,601

2019
Other comprehensive (loss) income, before tax	$(62,030)	$633	$10,867	$4,847	$3,336
Income tax expense	(1)	(1)	(2,426)	—	(745)
Other comprehensive (loss) income, net of tax	$(62,031)	$632	$8,441	$4,847	$2,591

2018
Other comprehensive (loss) income, before tax	$(150,262)	$(128)	$20,424	$—	$3,336
Income tax benefit (expense)	4	(10)	5,362	—	(3,921)
Other comprehensive (loss) income, net of tax	$(150,258)	$(138)	$25,786	$—	$(585)

NOTE 21—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$41,346	$190,195	$223,702
Foreign	332,173	372,755	570,999
Total	$373,519	$562,950	$794,701
Current income tax expense (benefit):
Federal	$(140)	$21,258	$(2,712)
State	(193)	5,453	6,793
Foreign	56,734	47,056	91,581
Total	$56,401	$73,767	$95,662
Deferred income tax (benefit) expense:
Federal	$4,564	$13,255	$15,573
State	(2,893)	(7,369)	1,614
Foreign	(3,647)	8,508	31,977
Total	$(1,976)	$14,394	$49,164

Total income tax expense	$54,425	$88,161	$144,826
As a result of the TCJA signed into law in 2017, the Company recorded net benefits of $29.3 million during the year ended December 31, 2018, including measurement period adjustments, primarily related to the one-time transition tax, the remeasurement of deferred tax assets and liabilities and other TCJA impacts.
As of January 1, 2018, the Company recorded a cumulative adjustment to decrease Retained earnings by $18.1 million as a result of the adoption of income tax standard updates.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	0.3	(0.5)	0.9
Change in valuation allowance (a)	1.9	1.9	0.7
Impact of foreign earnings, net(b)	(8.4)	(3.7)	(0.3)
Global intangible low tax inclusion	1.9	1.8	0.8
Change in U.S. federal statutory rate	—	—	0.1
Transition tax on deferred foreign earnings(c)	—	—	(5.3)
Subpart F income	1.3	0.6	0.9
Stock-based compensation	(1.0)	(0.6)	(0.7)
Depletion	(0.9)	(0.7)	(0.6)
Revaluation of unrecognized tax benefits/reserve requirements	(0.4)	(2.7)	—
Other items, net	(1.1)	(1.4)	0.7
Effective income tax rate	14.6%	15.7%	18.2%
(a)The year ended December 31, 2019 includes a $2.1 million benefit due to the release of a foreign valuation allowance due to changes in expected profitability. 2018 includes an $8.2 million expense due to the establishment of a valuation allowance due to a foreign restructuring plan and a $1.5 million benefit due to the release of a foreign valuation allowance due to changes in expected profitability.
(b)Our statutory rate is decreased by of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 11.9%, 8.0%, and 3.3% for 2020, 2019, and 2018, respectively.
(c)During the year ended December 31, 2018, we recorded an income tax benefit of $42.3 million to refine the impact of the one-time transition tax calculation resulting from the TCJA.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2020 and 2019 consist of the following (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued employee benefits	$21,878	$17,462
Operating loss carryovers(a)	1,321,942	1,134,410
Pensions	78,683	64,230
Tax credit carryovers	1,582	1,497
Other	57,370	64,955
Gross deferred tax assets	1,481,455	1,282,554
Valuation allowance(a)	(1,326,204)	(1,148,268)
Deferred tax assets	155,251	134,286
Deferred tax liabilities:
Depreciation	(348,700)	(349,264)
Intangibles	(91,645)	(88,934)
Hedge of net investment of foreign subsidiary	(13,514)	(23,498)
Other	(75,927)	(55,173)
Deferred tax liabilities	(529,786)	(516,869)

Net deferred tax liabilities	$(374,535)	$(382,583)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$20,317	$15,275
Noncurrent deferred tax liabilities	(394,852)	(397,858)
Net deferred tax liabilities	$(374,535)	$(382,583)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)Increase in 2020 due to an increase in foreign net operating losses and an associated and equal valuation allowance.

Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$(1,148,268)	$(1,213,750)	$(458,288)
Additions(a)	(182,325)	(24,986)	(766,012)
Deductions	4,389	90,468	10,550
Balance at December 31	$(1,326,204)	$(1,148,268)	$(1,213,750)
(a)During 2018, the Company recognized intercompany losses at a foreign entity related to international restructuring resulting in an increase to the deferred tax asset for net operating losses and an associated and equal valuation allowance of $749.8 million.
At December 31, 2020, we had approximately $1.6 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2021 and 2039. We have established valuation allowances for $0.3 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2020, we have on a pre-tax basis, domestic state net operating losses of $206.8 million, expiring between 2021 and 2040, which have pre-tax valuation allowances of $51.7 million established. In addition, we have on a pre-tax basis $5.25 billion of foreign net operating losses, which have pre-tax valuation allowances for $5.20 billion established. $3.02 billion of these foreign net operating losses expire in 2035 and $1.97 billion have an indefinite life. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $29.4 million and $67.9 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.
As of December 31, 2020, we have not recorded taxes on approximately $4.9 billion of cumulative undistributed earnings of our non-U.S.subsidiaries and joint ventures. The TCJA imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. We generally do not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $14.7 million and $21.2 million at December 31, 2020 and 2019, respectively, inclusive of interest and penalties of $3.1 million and $3.7 million at December 31, 2020 and 2019, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2020 and 2019 were reduced by $24.1 million and $26.1 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net asset of $12.5 million as of December 31, 2020 would unfavorably affect earnings if recognized and released, while the net asset of $8.6 million at December 31, 2019 would unfavorably affect earnings if recognized and released.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The liabilities related to uncertain tax positions, exclusive of interest, were $11.6 million and $17.5 million at December 31, 2020 and 2019, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$17,548	$19,742	$21,438
Additions for tax positions related to prior years	5,646	2,235	874
Reductions for tax positions related to prior years	(174)	—	—
Additions for tax positions related to current year	315	—	1,091
Lapses in statutes of limitations/settlements	(12,128)	(4,494)	(3,578)
Foreign currency translation adjustment	432	65	(83)
Balance at December 31	$11,639	$17,548	$19,742
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2017. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2011.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2019 related to Germany, Italy, Belgium, and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.5 million as a result of closure of tax statutes.

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

	December 31,
	2020		2019
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,588,157	$3,783,225	$3,069,417	$3,173,341
Foreign Currency Forward Contracts—In the fourth quarter of 2019, we entered into a foreign currency forward contract, with a notional value of 727.9 million Australian Dollars, to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At December 31, 2020 and 2019, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $75.4 million and $481.2 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At December 31, 2020 and 2019, we had outstanding non-designated foreign

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

currency forward contracts with notional values totaling $611.1 million and $1.15 billion, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso and Australian Dollar.

The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of December 31, 2020 and 2019 (in thousands):

	Assets		Liabilities
	December 31,		December 31,
	2020	2019	2020	2019
Designated as hedging instruments(a)	$7,043	$5,369	$—	$—
Not designated as hedging instruments(b)	6,563	2,032	4,803	3,613
Total	$13,606	$7,401	$4,803	$3,613
(a)    Included $6.2 million in Other current assets and $0.9 million in Other assets at December 31, 2020 and $3.7 million in Other current assets and $1.7 million in Other assets at December 31, 2019.
(b)    Included $6.6 million in Other current assets and $4.8 million in Accrued expenses at December 31, 2020 and $2.0 million in Other current assets and $3.6 million in Accrued expenses at December 31, 2019.
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Designated as hedging instruments:
Gain recognized in Other comprehensive income (loss)	$1,602	$4,847	$—
Not designated as hedging instruments:
Losses recognized in Other expenses, net(a)	$(7,665)	$(25,765)	$(19,851)
(a)Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net.
In addition, for the years ended December 31, 2020, 2019 and 2018, we recorded net cash settlements of $19.4 million, $23.6 million and $25.2 million, respectively, primarily within Changes in current assets and liabilities, in our consolidated statements of cash flows.
As of December 31, 2020, there are no unrealized gains or losses related to the cash flow hedge expected to be reclassified to earnings in the next twelve months.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2020 and 2019 (in thousands):

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$32,447	$32,447	$—	$—
Private equity securities(b)	$35	$35	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,626	$—	$—	$—
Foreign currency forward contracts(d)	$13,606	$—	$13,606	$—

Liabilities:
Obligations under executive deferred compensation plan (a)	$32,447	$32,447	$—	$—
Foreign currency forward contracts(d)	$4,803	$—	$4,803	$—

	December 31, 2019	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Private equity securities(b)	$32	$32	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,890	$—	$—	$—
Foreign currency forward contracts(d)	$7,401	$—	$7,401	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$28,715	$28,715	$—	$—
Foreign currency forward contracts(d)	$3,613	$—	$3,613	$—

(a)We maintain an EDCP that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other expenses, net, in our consolidated statements of income.
(c)Holdings in private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $4.6 million and $4.9 million as of December 31, 2020 and 2019, respectively, are included in this table to permit reconciliation to the marketable equity securities presented in Note 10, “Investments.”
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Sales to unconsolidated affiliates	$22,589	$20,068	$35,094
Purchases from unconsolidated affiliates(a)	$168,072	$210,351	$256,701
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.
Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2020	2019
Receivables from related parties	$4,098	$7,163
Payables to related parties	$30,123	$35,502

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2020	2019	2018
	(In thousands)
Net sales:
Lithium	$1,144,778	$1,358,170	$1,228,171
Bromine Specialties	964,962	1,004,216	917,880
Catalysts	797,914	1,061,817	1,101,554
All Other	221,255	165,224	127,186
Corporate	—	—	159
Total net sales	$3,128,909	$3,589,427	$3,374,950

Adjusted EBITDA:
Lithium	$393,093	$524,934	$530,773
Bromine Specialties	323,605	328,457	288,116
Catalysts	130,134	270,624	284,307
All Other	84,821	49,628	14,091
Corporate	(112,915)	(136,862)	(110,623)
Total adjusted EBITDA	$818,738	$1,036,781	$1,006,664

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2020
Net income (loss) attributable to Albemarle Corporation	$277,711	$274,495	$80,149	$632,355	$76,323	$(332,914)	$375,764
Depreciation and amortization	112,854	50,310	49,985	213,149	8,498	10,337	231,984
Restructuring and other(a)	—	—	—	—	—	19,597	19,597
Acquisition and integration related costs(b)	—	—	—	—	—	17,263	17,263
Interest and financing expenses	—	—	—	—	—	73,116	73,116
Income tax expense	—	—	—	—	—	54,425	54,425
Non-operating pension and OPEB items	—	—	—	—	—	40,668	40,668
Other(c)	2,528	(1,200)	—	1,328	—	4,593	5,921
Adjusted EBITDA	$393,093	$323,605	$130,134	$846,832	$84,821	$(112,915)	$818,738
2019
Net income (loss) attributable to Albemarle Corporation	$341,767	$279,945	$219,686	$841,398	$41,188	$(349,358)	$533,228
Depreciation and amortization	99,424	47,611	50,144	197,179	8,440	7,865	213,484
Restructuring and other(a)	—	—	—	—	—	5,877	5,877
Gain on sale of property(d)	—	—	—	—	—	(14,411)	(14,411)
Acquisition and integration related costs(b)	—	—	—	—	—	20,684	20,684
Interest and financing expenses(e)	—	—	—	—	—	57,695	57,695
Income tax expense	—	—	—	—	—	88,161	88,161
Non-operating pension and OPEB items	—	—	—	—	—	26,970	26,970
Stamp duty(b)	64,766	—	—	64,766	—	—	64,766
Windfield tax settlement(f)	17,292	—	—	17,292	—	—	17,292
Other(g)	1,685	901	794	3,380	—	19,655	23,035
Adjusted EBITDA	$524,934	$328,457	$270,624	$1,124,015	$49,628	$(136,862)	$1,036,781
2018
Net income (loss) attributable to Albemarle Corporation	$428,212	$246,509	$445,604	$1,120,325	$6,018	$(432,781)	$693,562
Depreciation and amortization	95,193	41,607	49,131	185,931	8,073	6,694	200,698
Restructuring and other(a)	—	—	—	—	—	3,838	3,838
Gain on sale of business(h)	—	—	(210,428)	(210,428)	—	—	(210,428)
Acquisition and integration related costs(b)	—	—	—	—	—	19,377	19,377
Interest and financing expenses	—	—	—	—	—	52,405	52,405
Income tax expense	—	—	—	—	—	144,826	144,826
Non-operating pension and OPEB items	—	—	—	—	—	5,285	5,285
Legal accrual(i)	—	—	—	—	—	27,027	27,027
Environmental accrual(j)	—	—	—	—	—	15,597	15,597
Albemarle Foundation contribution(k)	—	—	—	—	—	15,000	15,000
Indemnification adjustments(l)	—	—	—	—	—	25,240	25,240
Other(m)	7,368	—	—	7,368	—	6,869	14,237
Adjusted EBITDA	$530,773	$288,116	$284,307	$1,103,196	$14,091	$(110,623)	$1,006,664

(a)During the year ended December 31, 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Belgium, Germany and with our Jordanian joint venture partner. We recorded expenses of $0.7 million in Cost of goods sold, $19.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is primarily expected to be paid through 2021. In addition, we recorded severance payments as part of a business reorganization plans of $5.9 million recorded in Selling, general and administrative expenses for the year

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ended December 31, 2019 and $0.1 million and $3.7 million recorded in Cost of goods sold and Selling, general and administrative expenses, respectively, for the year ended December 31, 2018.
(b)See Note 2, “Acquisitions,” for additional information.
(c)Included amounts for the year ended December 31, 2020 recorded in:
•Cost of goods sold - $1.3 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $3.1 million of shortfall contributions for our multiemployer plan financial improvement plan and $3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.
•Other expenses, net - $7.2 million gain related to the sale of our ownership percentage in the SOCC joint venture, $3.6 million of a net gain primarily relating to the sale of intangible assets in our Bromine business and property in Germany not used as part of our operations and a $2.5 million net gain resulting from the settlement of legal matters related to a business sold or a site in the process of being sold, partially offset by $9.6 million of losses resulting from the adjustment of indemnifications related to previously disposed businesses and $1.2 million of expenses related to other costs outside of our regular operations.
(d)Gain of $3.3 million recorded in Selling, general and administrative expenses related to the release of liabilities as part of the sale of a property and $11.1 million gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.
(e)Included in Interest and financing expenses is a loss on early extinguishment of debt of $4.8 million. See Note 14, “Long-Term Debt,” for additional information.
(f)Represents our 49% share of a tax settlement between our Windfield joint venture and an Australian taxing authority, recorded in Equity in net income of unconsolidated investments (net of tax). This is offset in Income tax expense by a discrete tax benefit related to seeking treaty relief from the competent authority to prevent double taxation.
(g)Included amounts for the year ended December 31, 2019 recorded in:
•Cost of goods sold - $0.7 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.
•Selling, general and administrative expenses - $1.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $0.9 million of a write-off of uncollectible accounts receivable from a terminated distributor in the Bromine Specialties segment, $1.0 million related to the settlement of terminated agreements, primarily in the Catalysts segment, and $0.8 million related to the settlement of an ongoing audit in the Lithium segment.
•Other expenses, net - $3.1 million of unrecoverable vendor costs outside the operations of the business related to the construction of the future Kemerton production facility, $9.8 million of a net loss primarily resulting from the adjustment of indemnifications and other liabilities related to previously disposed businesses or purchase accounting, $3.6 million of asset retirement obligation charges related to the update of an estimate at a site formerly owned by Albemarle, and $1.2 million of non-operating pension costs from our 50% interest in JBC.
(h)See Note 3, “Divestitures,” for additional information.
(i)Included in Other expenses, net. See Note 17, “Commitments and Contingencies,” for additional information.
(j)Increase in environmental reserve to indemnify the buyer of a formerly owned site recorded in Other expenses, net. As defined in the agreement of sale, this indemnification has a set cutoff date in 2024, at which point we will no longer be required to provide financial coverage.
(k)Included in Selling, general and administrative expenses is a charitable contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in the communities where we live and operate.
(l)Included in Other expenses, net is $19.7 million related to the proposed settlement of an ongoing audit of a previously disposed business in Germany, and $5.5 million related to the adjustment of indemnifications previously recorded from disposed businesses.
(m)Included amounts for the year ended December 31, 2018 recorded in:
•Cost of goods sold - $4.9 million for the write-off of fixed assets related to a major capacity expansion in our Jordanian joint venture and $8.8 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.
•Selling, general and administrative expenses - $2.3 million of shortfall contributions for our multiemployer plan financial improvement plan and a $1.2 million contribution, using a portion of the proceeds received from the Polyolefin Catalysts Divestiture, to schools in the state of Louisiana for qualified tuition purposes. This contribution is significant in size and is intended to provide long-term benefits for families in the Louisiana community. This was partially offset by a $1.5 million gain related to a refund from Chilean authorities due to an overpayment made in a prior year.
•Other expenses, net - $1.5 million gain related to the reversal of previously recorded liabilities of disposed businesses.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2020	2019	2018
		(In thousands)
Identifiable assets:
Lithium(a)	$7,134,229	$6,570,791	$4,605,070
Bromine Specialties	867,648	799,456	753,157
Catalysts	1,066,089	1,163,590	1,134,975
All Other	136,659	146,211	128,185
Corporate(b)	1,246,321	1,180,815	960,287
Total identifiable assets	$10,450,946	$9,860,863	$7,581,674
(a)Increase in Lithium identifiable assets at December 31, 2020 and 2019 primarily due to capital expenditures for growth and capacity increases, as well as the acquisition of 60% interest in MRL’s Wodgina Project assets.

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Depreciation and amortization:
Lithium	$112,854	$99,424	$95,193
Bromine Specialties	50,310	47,611	41,607
Catalysts	49,985	50,144	49,131
All Other	8,498	8,440	8,073
Corporate	10,337	7,865	6,694
Total depreciation and amortization	$231,984	$213,484	$200,698
Capital expenditures:
Lithium	$720,563	$665,585	$500,849
Bromine Specialties	57,486	82,208	79,357
Catalysts	44,448	57,939	52,019
All Other	6,792	7,309	5,232
Corporate	21,188	38,755	62,534
Total capital expenditures	$850,477	$851,796	$699,991

	Year Ended December 31,
	2020	2019	2018
		(In thousands)
Net Sales(a):
United States	$743,834	$858,084	$887,416
Foreign(b)	2,385,075	2,731,343	2,487,534
Total	$3,128,909	$3,589,427	$3,374,950
(a)Net sales are attributed to countries based upon shipments to final destination.
(b)In 2020, net sales to Korea, China and Japan represented 14%, 14% and 13%, respectively, of total net sales. In 2019, net sales to Korea, China and Japan represented 17%, 13%, and 12%, respectively, of total net sales. In 2018, net sales to Korea, China and Japan represented 13%, 12%, and 10%, respectively, of total net sales.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2020	2019	2018
		(In thousands)
Long-Lived Assets(a):
United States	$1,007,793	$1,003,496	$929,291
Australia	2,362,377	1,981,642	407,141
Chile	1,814,658	1,687,090	1,406,478
Jordan	256,640	256,363	254,800
Netherlands	181,206	165,782	166,853
China	122,749	109,235	91,160
Germany	90,174	89,568	101,168
France	45,505	44,936	43,698
Brazil	24,393	37,165	40,464
Other foreign countries	66,273	68,499	65,937
Total	$5,971,768	$5,443,776	$3,506,990
(a)    Long-lived assets are comprised of the Company’s Property, plant and equipment and joint ventures included in Investments.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
NONE

Item 9A.	Controls and Procedures.
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
Management’s report on internal control over financial reporting and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2020 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 13, 2020. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.

Albemarle Corporation and Subsidiaries

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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 51 to 106:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2020, 2019 and 2018
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K:

2.1
Agreement and Plan of Merger, dated as of July 15, Agreement and Plan of Merger, dated as of July 15, 2014, among Albemarle Corporation, Albemarle Holdings Corporation and Rockwood Holdings, Inc. [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on July 18, 2014, and incorporated herein by reference].

2.2
Share Purchase Agreement, dated as of June 17, 2016, between Albemarle Corporation and BASF SE [filed as Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 (No. 1-12658), filed on August 5, 2016, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

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

3.1
Amended and Restated Articles of Incorporation of Albemarle Corporation [filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2018, and incorporated herein by reference].

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

4.10	Form of Floating Rate Note due 2022 [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

4.11	Form of 3.450% Note due 2029 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.12	Form of 1.125% Note due 2025 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.13	Form of 1.625% Note due 2028 [filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.14	Description of Securities [filed as Exhibit 4.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (No. 1-12658), and incorporated herein by reference].

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

Albemarle Corporation and Subsidiaries

#10.13
Form of Notice of NEO Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 27, 2020, and incorporated herein by reference].

#10.14
Form of Notice of Special Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 27, 2020, and incorporated herein by reference].

#10.15
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

#10.18
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

#10.23
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

#10.25
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

Albemarle Corporation and Subsidiaries

#10.27
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

#10.28
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

#10.29
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

#10.33
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

#10.36	Albemarle Corporation 2017 Incentive Plan, adopted May 12, 2017 [filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 30, 2017, and incorporated herein by reference].

#10.37
Albemarle Corporation Compensation Recoupment and Forfeiture Policy effective July 10, 2017 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 (No. 1-12658), and incorporated herein by reference].

#10.38
Form of letter agreement dated February 26, 2018 between the Company and each of Luther C. Kissam, IV, Karen Narwold, Scott Tozier and Donald J. LaBauve, Jr. [filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

10.39
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

10.40
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

Albemarle Corporation and Subsidiaries

10.41
Form of Wodgina Joint Venture Agreement by and among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd and Wodgina Lithium Operations Pty Ltd [filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (No. 1-12658), and incorporated herein by reference].

10.42
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

10.45
Form of break fee letter, dated August 1, 2019, between the Company and Mineral Resources Limited [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 7, 2019, and incorporated herein by reference].

10.46
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

10.48
MARBL Joint Venture Agreement, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, and MARBL Lithium Operations [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 6, 2019, and incorporated herein by reference].

10.49
Amendment Deed to Asset Sale and Share Subscription Agreement and MRL Kemerton ASA, dated August 1, 2019, among Wodgina Lithium Pty Ltd, Albemarle Wodgina Pty Ltd, Mineral Resources Limited, Albemarle Corporation, and Albemarle Lithium Pty Ltd [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 6, 2019, and incorporated herein by reference].

10.50
Second Amendment to Credit Agreement, dated as of May 11, 2020, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

10.51
First Amendment to Syndicated Facility Agreement, dated as of May 11, 2020, among Albemarle Corporation, Albemarle Finance Company B.V., Albemarle New Holding GmbH, Albemarle Wodgina Pty Ltd, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

#10.52
Executive Employment Agreement with J. Kent Masters, dated April 20, 2020 [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.53
Change in Control Agreement with J. Kent Masters, dated April 20, 2020 [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

#10.54
Notice of Restricted Stock Unit Award to J. Kent Masters, dated May 8, 2020 [filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

#10.55
Second Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 5, 2020, and incorporated herein by reference].

*#10.56	Third Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors.

*10.57
Second Amendment to Syndicated Facility Agreement, dated as of December 15, 2020, among Albemarle Corporation, Albemarle Finance Company B.V., Albemarle New Holding GmbH, Albemarle Wodgina Pty Ltd, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2020, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2020, 2019 and 2018, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2020, 2019 and 2018, (iii) the Consolidated Balance Sheets at December 31, 2020 and 2019, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2020, 2019 and 2018, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2020, 2019 and 2018 and (vi) the Notes to Consolidated Financial Statements.

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.

Item 16.	Form 10-K Summary.
NONE

Albemarle Corporation and Subsidiaries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ J. KENT MASTERS
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: February 19, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 19, 2021.

Signature	Title

/S/ J. KENT MASTERS	Chairman, President and Chief Executive Officer (principal executive
(J. Kent Masters)	officer)

/S/ SCOTT A. TOZIER	Executive Vice President, Chief Financial Officer (principal financial
(Scott A. Tozier)	officer)

/S/ JOHN C. BARICHIVICH III	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(John C. Barichivich III)

/S/ M. LAURIE BRLAS	Director
(M. Laurie Brlas)

/S/ LUTHER C. KISSAM IV	Director
(Luther C. Kissam IV)

/S/ GLENDA J. MINOR	Director
(Glenda J. Minor)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ DIARMUID B. O’CONNELL	Director
(Diarmuid B. O’Connell)

/S/ DEAN L. SEAVERS	Director
(Dean L. Seavers)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HOLLY A. VAN DEURSEN	Director
(Holly A. Van Deursen)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)