Form 10-Q
period 2021-03-31
ALBEMARLE CORP
filed 2021-05-05
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2021
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
Number of shares of common stock, $.01 par value, outstanding as of April 30, 2021: 116,721,826

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$829,291	$738,845
Cost of goods sold	565,604	496,827
Gross profit	263,687	242,018
Selling, general and administrative expenses	93,187	101,877
Research and development expenses	14,636	16,097
Operating profit	155,864	124,044
Interest and financing expenses	(43,882)	(16,885)
Other income, net	11,312	8,314
Income before income taxes and equity in net income of unconsolidated investments	123,294	115,473
Income tax expense	22,107	18,442
Income before equity in net income of unconsolidated investments	101,187	97,031
Equity in net income of unconsolidated investments (net of tax)	16,511	26,604
Net income	117,698	123,635
Net income attributable to noncontrolling interests	(22,021)	(16,431)
Net income attributable to Albemarle Corporation	$95,677	$107,204
Basic earnings per share	$0.85	$1.01
Diluted earnings per share	$0.84	$1.01
Weighted-average common shares outstanding – basic	112,592	106,227
Weighted-average common shares outstanding – diluted	113,330	106,512
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income	$117,698	$123,635
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	(28,142)	(81,977)
Net investment hedge	5,110	2,081
Cash flow hedge	(1,600)	(51,460)
Interest rate swap	650	648
Total other comprehensive loss, net of tax	(23,982)	(130,708)
Comprehensive income (loss)	93,716	(7,073)
Comprehensive income attributable to noncontrolling interests	(22,021)	(16,477)
Comprehensive income (loss) attributable to Albemarle Corporation	$71,695	$(23,550)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$569,859	$746,724
Trade accounts receivable, less allowance for doubtful accounts (2021 – $2,084; 2020 – $2,083)	532,964	530,838
Other accounts receivable	60,558	61,958
Inventories	685,779	750,237
Other current assets	93,844	116,427
Assets held for sale	66,390	—
Total current assets	2,009,394	2,206,184
Property, plant and equipment, at cost	7,433,593	7,427,641
Less accumulated depreciation and amortization	2,043,264	2,073,016
Net property, plant and equipment	5,390,329	5,354,625
Investments	663,448	656,244
Noncurrent assets held for sale	50,683	—
Other assets	212,258	219,268
Goodwill	1,629,169	1,665,520
Other intangibles, net of amortization	335,021	349,105
Total assets	$10,290,302	$10,450,946
Liabilities And Equity
Current liabilities:
Accounts payable	$492,532	$483,221
Accrued expenses	378,973	440,763
Current portion of long-term debt	616	804,677
Dividends payable	45,327	40,937
Liabilities held for sale	4,068	—
Income taxes payable	31,740	32,251
Total current liabilities	953,256	1,801,849
Long-term debt	2,030,032	2,767,381
Postretirement benefits	47,817	48,075
Pension benefits	316,652	340,818
Other noncurrent liabilities	619,309	629,377
Deferred income taxes	380,683	394,852
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 116,718 in 2021 and 106,842 in 2020	1,167	1,069
Additional paid-in capital	2,889,923	1,438,038
Accumulated other comprehensive loss	(350,114)	(326,132)
Retained earnings	3,205,408	3,155,252
Total Albemarle Corporation shareholders’ equity	5,746,384	4,268,227
Noncontrolling interests	196,169	200,367
Total equity	5,942,553	4,468,594
Total liabilities and equity	$10,290,302	$10,450,946
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at January 1, 2021	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					95,677	95,677	22,021	117,698
Other comprehensive (loss) income				(23,982)		(23,982)	—	(23,982)
Cash dividends declared, $0.39 per common share					(45,521)	(45,521)	(26,219)	(71,740)
Stock-based compensation			4,674			4,674		4,674
Fees related to public issuance of common stock			(902)			(902)		(902)
Exercise of stock options	17,964	—	1,183			1,183		1,183
Issuance of common stock, net	9,902,307	99	1,453,789			1,453,888		1,453,888
Shares withheld for withholding taxes associated with common stock issuances	(44,465)	(1)	(6,859)			(6,860)		(6,860)
Balance at March 31, 2021	116,718,175	$1,167	$2,889,923	$(350,114)	$3,205,408	$5,746,384	$196,169	$5,942,553

Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					107,204	107,204	16,431	123,635
Other comprehensive loss				(130,754)		(130,754)	46	(130,708)
Cash dividends declared, $0.385 per common share					(40,933)	(40,933)	(14,286)	(55,219)
Stock-based compensation			3,867			3,867		3,867
Exercise of stock options	193,537	2	10,193			10,195		10,195
Issuance of common stock, net	132,320	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(47,458)	(1)	(3,824)			(3,825)		(3,825)
Balance at March 31, 2020	106,318,614	$1,063	$1,393,681	$(526,489)	$3,009,749	$3,878,004	$163,521	$4,041,525
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash and cash equivalents at beginning of year	$746,724	$613,110
Cash flows from operating activities:
Net income	117,698	123,635
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	62,260	53,694
Stock-based compensation and other	2,560	2,501
Equity in net income of unconsolidated investments (net of tax)	(16,511)	(26,604)
Dividends received from unconsolidated investments and nonmarketable securities	4,950	—
Pension and postretirement benefit	(4,226)	(1,719)
Pension and postretirement contributions	(15,329)	(6,113)
Unrealized gain on investments in marketable securities	(1,762)	(627)
Loss on early extinguishment of debt	27,798	—
Deferred income taxes	(19,384)	4,790
Working capital changes	(49,185)	17,730
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	43,223	36,723
Other, net	5,857	(48,956)
Net cash provided by operating activities	157,949	155,054
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(22,572)
Capital expenditures	(179,683)	(214,529)
Sales of marketable securities, net	5,245	2,589
Investments in equity and other corporate investments	(286)	(356)
Net cash used in investing activities	(174,724)	(234,868)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,453,888	—
Repayments of long-term debt and credit agreements	(1,174,980)	—
Proceeds from borrowings of credit agreements	—	250,000
Other debt repayments, net	(325,159)	(151,872)
Fees related to early extinguishment of debt	(23,719)	—
Dividends paid to shareholders	(41,130)	(38,982)
Dividends paid to noncontrolling interests	(26,219)	(14,286)
Proceeds from exercise of stock options	1,183	10,195
Withholding taxes paid on stock-based compensation award distributions	(6,860)	(3,825)
Other	(253)	(214)
Net cash (used in) provided by financing activities	(143,249)	51,016
Net effect of foreign exchange on cash and cash equivalents	(16,841)	(31,084)
Decrease in cash and cash equivalents	(176,865)	(59,882)
Cash and cash equivalents at end of period	$569,859	$553,228
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month periods ended March 31, 2021 and 2020 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2021 and 2020. Income tax expense for the three-month period ended March 31, 2021 includes expense of $7.9 million due to the correction of an out-of-period error regarding an overstated deferred tax liability for the three-month period ended December 31, 2017. The Company does not believe this adjustment is material to the consolidated financial statements for the three-month period ended March 31, 2021, or the three-month period or year ended December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2021. The December 31, 2020 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
The current novel coronavirus (“COVID-19”) pandemic is having an impact on overall global economic conditions. While we have not seen a material impact to our operations to date, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility while still protecting our employees and customers.

NOTE 2—Divestitures:
On February 25, 2021, the Company signed a definitive agreement to sell its fine chemistry services (“FCS”) business to W. R. Grace & Co. (“Grace”) for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue payment-in-kind (“PIK”) dividends at an annual rate of 12% beginning two years after issuance.
As part of the transaction, Grace will acquire our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. The sale is expected to close in the second quarter of 2021, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. We currently expect to record a gain in the second quarter of 2021 related to the sale of this business.
We determined that this business met the assets held for sale criteria in accordance with ASC 360, Property,Plant and Equipment during the first quarter of 2021. As such, the assets and liabilities of this business were included in Assets held for sale and Liabilities held for sale, respectively, in the consolidated balance sheet at March 31, 2021.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at March 31, 2021 are as follows (in thousands):

March 31, 2021
Assets
Inventories	$45,225
Other current assets	21,165
Net property, plant and equipment	44,080
Goodwill and other noncurrent assets	6,603
Assets held for sale	$117,073
Liabilities
Current liabilities	$4,068
Liabilities held for sale	$4,068
The results of operations of the business classified as held for sale is included in the consolidated statements of income. This business did not qualify for discontinued operations treatment because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2021 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2020	$1,441,781	$20,319	$196,834	$6,586	$1,665,520
Reclass to assets held for sale(a)	—	—	—	(6,586)	(6,586)
Foreign currency translation adjustments and other	(23,110)	—	(6,655)	—	(29,765)
Balance at March 31, 2021	$1,418,671	$20,319	$190,179	$—	$1,629,169
(a)    Represents goodwill of the FCS business. See Note 2, “Divestitures,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2021 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2020	$448,748	$18,710	$58,096	$39,864	$565,418
Reclass to assets held for sale(b)	—	—	—	(1,473)	(1,473)
Foreign currency translation adjustments and other	(10,530)	(321)	(633)	(452)	(11,936)
Balance at March 31, 2021	$438,218	$18,389	$57,463	$37,939	$552,009
Accumulated Amortization
Balance at December 31, 2020	$(147,286)	$(8,176)	$(39,500)	$(21,351)	$(216,313)
Amortization	(5,837)	—	(365)	(227)	(6,429)
Reclass to assets held for sale(b)	—	—	—	1,456	1,456
Foreign currency translation adjustments and other	3,390	90	604	214	4,298
Balance at March 31, 2021	$(149,733)	$(8,086)	$(39,261)	$(19,908)	$(216,988)
Net Book Value at December 31, 2020	$301,462	$10,534	$18,596	$18,513	$349,105
Net Book Value at March 31, 2021	$288,485	$10,303	$18,202	$18,031	$335,021
(a)    Net Book Value includes only indefinite-lived intangible assets.
(b)    Represents other intangibles of the FCS business. See Note 2, “Divestitures,” for additional information.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2021 was 17.9% compared to 16.0% for the three-month period ended March 31, 2020. The three-month period ended March 31, 2021 included discrete tax expense recorded for an out-of-period adjustment for an overstated deferred tax liability for the three-month period ended December 31, 2017, offset by a benefit due to the release of a foreign valuation allowance. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended March 31, 2021 and March 31, 2020 was impacted by a variety of factors, primarily stemming from the location in which income was earned. This was mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan for both periods.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2021 and 2020 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$95,677	$107,204
Denominator:
Weighted-average common shares for basic earnings per share	112,592	106,227
Basic earnings per share	$0.85	$1.01

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$95,677	$107,204
Denominator:
Weighted-average common shares for basic earnings per share	112,592	106,227
Incremental shares under stock compensation plans	738	285
Weighted-average common shares for diluted earnings per share	113,330	106,512
Diluted earnings per share	$0.84	$1.01

At March 31, 2021, there were 62,479 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock, par value $0.01 per share, at a price to the public of $153.00 per share. The Company also granted to the underwriters an option to purchase up to an additional 1,274,509 shares, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. The net proceeds were used for debt repayments and general corporate purposes. See Note 8, “Long-Term Debt,” for further details.
On February 25, 2021, the Company declared a cash dividend of $0.39, an increase from the prior year regular quarterly dividend. This dividend was paid on April 1, 2021 to shareholders of record at the close of business as of March 12, 2021. On May 4, 2021, the Company declared a cash dividend of $0.39 per share, which is payable on July 1, 2021 to shareholders of record at the close of business as of June 11, 2021.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at March 31, 2021 and December 31, 2020 (in thousands):

	March 31,	December 31,
	2021	2020
Finished goods	$394,401	$454,162
Raw materials and work in process(a)	216,150	219,896
Stores, supplies and other	75,228	76,179
Total	$685,779	$750,237

(a)Included $136.4 million and $129.6 million at March 31, 2021 and December 31, 2020, respectively, of work in process in our Lithium segment.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $496.2 million and $479.6 million at March 31, 2021 and December 31, 2020, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.3 million and $8.0 million at March 31, 2021 and December 31, 2020, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

NOTE 8—Long-Term Debt:
Long-term debt at March 31, 2021 and December 31, 2020 consisted of the following (in thousands):

	March 31,	December 31,
	2021	2020
1.125% notes	$443,657	$610,800
1.625% notes	589,700	610,800
1.875% Senior notes	—	480,007
3.45% Senior notes	171,612	300,000
4.15% Senior notes	425,000	425,000
5.45% Senior notes	350,000	350,000
Floating rate notes	—	200,000
Credit facilities	—	223,900
Commercial paper notes	—	325,000
Variable-rate foreign bank loans	7,296	7,702
Finance lease obligations	58,910	59,181
Unamortized discount and debt issuance costs	(15,527)	(20,332)
Total long-term debt	2,030,648	3,572,058
Less amounts due within one year	616	804,677
Long-term debt, less current portion	$2,030,032	$2,767,381
In the first quarter of 2021, the Company made the following debt principal payments using proceeds from the February 2021 underwritten public offering of common stock:
•€123.8 million of the 1.125% notes due in November 2025
•€393.0 million, the remaining balance, of the 1.875% Senior notes originally due in December 2021
•$128.4 million of the 3.45% Senior notes due in November 2029
•$200.0 million, the remaining balance, of the floating rate notes originally due in November 2022
•€183.3 million, the outstanding balance, of the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020
•$325.0 million, the outstanding balance, of the commercial paper notes
As a result, included in Interest and financing expenses for the three-month period ended March 31, 2021 is a loss on early extinguishment of debt of $27.8 million, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt.
Prior to repayment in the first quarter of 2021, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
discontinued, during the three-month period ended March 31, 2021 and 2020, gains of $5.1 million and $2.1 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss in connection with the revaluation of these senior notes to our reporting currency.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the three months ended March 31, 2021 (in thousands):

Beginning balance at December 31, 2020	$45,771
Expenditures	(394)
Accretion of discount	242
Foreign currency translation adjustments and other	(605)
Ending balance at March 31, 2021	45,014
Less amounts reported in Accrued expenses	9,209
Amounts reported in Other noncurrent liabilities	$35,805
Environmental remediation liabilities included discounted liabilities of $38.7 million and $39.2 million at March 31, 2021 and December 31, 2020, respectively, discounted at rates with a weighted-average of 3.5%, and with the undiscounted amount totaling $72.3 million and $73.6 million at March 31, 2021 and December 31, 2020, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $29.5 million and $30.5 million at March 31, 2021 and December 31, 2020, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$9,412	$8,740
Finance lease cost:
Amortization of right of use assets	157	154
Interest on lease liabilities	755	650
Total finance lease cost	912	804

Short-term lease cost	2,604	2,883
Variable lease cost	2,365	1,948
Total lease cost	$15,293	$14,375
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2021 and 2020 is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,381	$11,177
Operating cash flows from finance leases	439	380
Financing cash flows from finance leases	159	172
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	707	16,021

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2021 and December 31, 2020 is as follows (in thousands, except as noted):

	March 31, 2021	December 31, 2020
Operating leases:
Other assets	$128,211	$136,292

Accrued expenses	19,784	22,297
Other noncurrent liabilities	111,719	116,765
Total operating lease liabilities	131,503	139,062
Finance leases:
Net property, plant and equipment	58,701	58,963

Current portion of long-term debt(a)	2,046	1,752
Long-term debt	58,294	58,543
Total finance lease liabilities	60,340	60,295
Weighted average remaining lease term (in years):
Operating leases	15.7	15.3
Finance leases	27.4	27.5
Weighted average discount rate (%):
Operating leases	3.96%	3.94%
Finance leases	4.56%	4.56%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$17,556	$1,631
2022	20,458	4,454
2023	21,684	4,454
2024	10,680	4,454
2025	9,563	4,454
Thereafter	131,824	89,916
Total lease payments	211,765	109,363
Less imputed interest	80,262	49,023
Total	$131,503	$60,340

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses. In February 2021, we announced that we signed a definitive agreement to sell the FCS business. See Note 2, “Divestitures,” for additional information.
The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the operating segments. Pension and other post-employment benefit (“OPEB”) service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments, All Other, and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes inter-segment transfers of raw materials at cost and allocations for certain corporate costs.
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

	Three Months Ended March 31,
	2021	2020
	(In thousands)
Net sales:
Lithium	$278,976	$236,818
Bromine Specialties	280,447	231,592
Catalysts	220,243	207,207
All Other	49,625	63,228
Total net sales	$829,291	$738,845

Adjusted EBITDA:
Lithium	$106,436	$78,637
Bromine Specialties	94,640	83,262
Catalysts	25,427	47,470
All Other	21,479	22,824
Corporate	(17,928)	(35,828)
Total adjusted EBITDA	$230,054	$196,365

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2021
Net income (loss) attributable to Albemarle Corporation	$74,630	$82,113	$12,916	$169,659	$20,016	$(93,998)	$95,677
Depreciation and amortization	31,806	12,527	12,511	56,844	1,463	3,953	62,260
Acquisition and integration related costs(a)	—	—	—	—	—	2,162	2,162
Interest and financing expenses(b)	—	—	—	—	—	43,882	43,882
Income tax expense	—	—	—	—	—	22,107	22,107
Non-operating pension and OPEB items	—	—	—	—	—	(5,465)	(5,465)
Other(c)	—	—	—	—	—	9,431	9,431
Adjusted EBITDA	$106,436	$94,640	$25,427	$226,503	$21,479	$(17,928)	$230,054
Three months ended March 31, 2020
Net income (loss) attributable to Albemarle Corporation	$53,240	$71,665	$34,892	$159,797	$20,846	$(73,439)	$107,204
Depreciation and amortization	25,397	11,597	12,578	49,572	1,978	2,144	53,694
Restructuring and other(d)	—	—	—	—	—	1,847	1,847
Acquisition and integration related costs(b)	—	—	—	—	—	2,951	2,951
Interest and financing expenses	—	—	—	—	—	16,885	16,885
Income tax expense	—	—	—	—	—	18,442	18,442
Non-operating pension and OPEB items	—	—	—	—	—	(2,908)	(2,908)
Other(e)	—	—	—	—	—	(1,750)	(1,750)
Adjusted EBITDA	$78,637	$83,262	$47,470	$209,369	$22,824	$(35,828)	$196,365
(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(b)Included in Interest and financing expenses is a loss on early extinguishment of debt of $27.8 million. See Note 8, “Long-Term Debt,” for additional information.
(c)Included amounts for the three months ended March 31, 2021 recorded in:
•SG&A - $5.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $3.9 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(d)In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended March 31, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $1.5 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(e)Included amounts for the three months ended March 31, 2020 recorded in:
▪Other income, net - $2.6 million net gain resulting from the settlement of legal matters related to a business sold, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2021 and 2020 were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Pension Benefits Cost (Credit):
Service cost	$1,179	$1,214
Interest cost	5,119	6,687
Expected return on assets	(10,893)	(10,063)
Amortization of prior service benefit	29	(51)
Total net pension benefits credit	$(4,566)	$(2,213)
Postretirement Benefits Cost:
Service cost	$31	$26
Interest cost	309	468
Total net postretirement benefits cost	$340	$494
Total net pension and postretirement benefits credit	$(4,226)	$(1,719)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2021 and 2020, we made contributions of $14.7 million and $5.4 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.6 million and $0.7 million, respectively, in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2021 and 2020, respectively.

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

	March 31, 2021		December 31, 2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$2,042,936	$2,203,416	$3,588,157	$3,783,225
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At March 31, 2021 and December 31, 2020, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $294.2 million and $75.4 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At March 31, 2021 and December 31, 2020, we had outstanding non-designated

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
foreign currency forward contracts with notional values totaling $559.8 million and $611.1 million, respectively, hedging our exposure to various currencies including the Euro, Australian dollar, Taiwanese dollar, Chinese renminbi and Chilean peso.
The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$—	$3,735	$7,043	$—
Not Designated as hedging instruments(b)	16,123	182	6,563	4,803
Total	$16,123	$3,917	$13,606	$4,803
(a)    Included $3.7 million in Accrued expenses at March 31, 2021 and $6.2 million in Other current assets and $0.9 million in Other assets at December 31, 2020.
(b)    Included $15.8 million in Other current assets, $0.3 million in Other assets and $0.2 million in Accrued expenses at March 31, 2021 and $6.6 million in Other current assets and $4.8 million in Accrued expenses at December 31, 2020.

The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month periods ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
Designated as hedging instruments
Losses recognized in Other comprehensive income	$(1,600)	$(51,460)
Not designated as hedging instruments
Losses recognized in Other income, net(a)	$(191)	$(5,454)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the three-month periods ended March 31, 2021 and 2020, we recorded net cash settlements of $7.9 million and $6.8 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
As of March 31, 2021, there are no unrealized gains or losses related to the cash flow hedges expected to be reclassified to earnings in the next twelve months.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$28,963	$28,963	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,667	$—	$—	$—
Foreign currency forward contracts(d)	$16,123	$—	$16,123	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$28,963	$28,963	$—	$—
Foreign currency forward contracts(d)	$3,917	$—	$3,917	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$32,447	$32,447	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,661	$—	$—	$—
Foreign currency forward contracts(d)	$13,606	$—	$13,606	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$32,447	$32,447	$—	$—
Foreign currency forward contracts(d)	$4,803	$—	$4,803	$—
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
(b)Primarily consists of private equity securities reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other income, net, in our consolidated statements of income.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended March 31, 2021
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(28,167)	5,110	(1,600)	—	(24,657)
Amounts reclassified from accumulated other comprehensive loss	25	—	—	650	675
Other comprehensive income (loss), net of tax	(28,142)	5,110	(1,600)	650	(23,982)
Amounts reclassified within accumulated other comprehensive loss	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	—	—	—	—	—
Balance at March 31, 2021	$(345,591)	$—	$4,849	$(9,372)	$(350,114)
Three months ended March 31, 2020
Balance at December 31, 2019	$(468,737)	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive (loss) income before reclassifications	(81,986)	2,081	(51,460)	—	(131,365)
Amounts reclassified from accumulated other comprehensive loss	9	—	—	648	657
Other comprehensive (loss) income, net of tax	(81,977)	2,081	(51,460)	648	(130,708)
Other comprehensive loss attributable to noncontrolling interests	(46)	—	—	—	(46)
Balance at March 31, 2020	$(550,760)	$82,859	$(46,613)	$(11,975)	$(526,489)
(a)During the first quarter of 2021 the net investment hedge was discontinued following the repayment of the 1.875% Euro-denominated senior notes. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge have been reclassified to Foreign currency translation and other, and will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated.
(b)We entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 13, “Fair Value of Financial Instruments,” for additional information.
(c)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month periods ended March 31, 2021 and 2020 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended March 31, 2021
Other comprehensive (loss) income, before tax	$(28,138)	$6,552	$(1,600)	$834
Income tax (expense) benefit	(4)	(1,442)	—	(184)
Other comprehensive (loss) income, net of tax	$(28,142)	$5,110	$(1,600)	$650

Three months ended March 31, 2020
Other comprehensive (loss) income, before tax	$(81,980)	$2,675	$(51,460)	$834
Income tax benefit (expense)	3	(594)	—	(186)
Other comprehensive (loss) income, net of tax	$(81,977)	$2,081	$(51,460)	$648

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Sales to unconsolidated affiliates	$5,730	$7,217
Purchases from unconsolidated affiliates(a)	$33,150	$76,475
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2021	December 31, 2019
Receivables from unconsolidated affiliates	$5,862	$4,098
Payables to unconsolidated affiliates	$33,988	$30,123

NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$151,604	$176,464
As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $43.2 million and $36.7 million of its construction in progress of the designated Kemerton assets during the three months ended March 31, 2021 and 2020, respectively, representing MRL’s 40% interest in the assets. Since the acquisition, we have transferred $387.3 million of construction in progress to MRL through March 31, 2021. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement.

NOTE 18—Recently Issued Accounting Pronouncements:
In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance became effective on January 1, 2020 and did not have a significant impact on our financial statements.
In March 2020, the FASB issued accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued additional accounting guidance which clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The guidance under both FASB issuances is effective March 12, 2020 through December 31, 2022. We currently do not expect this guidance to have a significant impact on our consolidated financial statements.

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
•uncertainties as to the duration and impact of the novel coronavirus (“COVID-19”) pandemic; and
•the other factors detailed from time to time in the reports we file with the U.S. Securities and Exchange Commission (“SEC”).
We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.

The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2021 and 2020. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
First Quarter 2021
During the first quarter of 2021:
•Our board of directors declared a quarterly dividend of $0.39 per share on February 25, 2021, which was paid on April 1, 2021 to shareholders of record at the close of business as of March 12, 2021.
•We announced the planned capacity expansion at our lithium production facility in Silver Peak, Nevada beginning in 2021. We plan to invest $30 million to $50 million to double the current production at the Silver Peak site by 2025, making full use of the brine water rights.
•On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock, par value $0.01 per share, at a price to the public of $153.00 per share. The Company also granted to the underwriters an option to purchase up to an additional 1,274,509 shares, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions.
•On February 25, 2021, we signed a definitive agreement to sell our fine chemistry services (“FCS”) business to W. R. Grace & Co. (“Grace”) for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The sale is expected to close in the second quarter of 2021, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.
•Using the proceeds of the underwritten public offering of shares of our common stock, we repaid the outstanding principal balances of the 1.875% senior notes due in 2021, the floating rate notes due in 2022, the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020 (the “2019 Credit Facility”) and the commercial paper notes. In addition, we repaid €123.8 million of the 1.125% notes due in 2025 and $128.4 million of the 4.15% senior notes due in 2029. As a result, we recorded a loss on early extinguishment of debt of $27.8 million, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt during the first quarter of 2021.
•Our net sales for the quarter were $829.3 million, up 12% from net sales of $738.8 million in the first quarter of 2020.
•Diluted earnings per share were $0.84, a 17% decrease from first quarter of 2020 results.
•Net cash provided by operations was $157.9 million in the first quarter of 2021, an increase of 2% from the first quarter of 2020.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage, particularly that for electric vehicles (“EVs”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
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
Lithium: We expect results to be higher year-over-year during 2021 in Lithium, due mainly to North American plant restarts, efficiency improvements and tolling, offset by pricing pressure in certain markets and higher unit costs from plant start-ups at La Negra, Chile and Kemerton, Western Australia. There is no new capacity coming online during 2021 to drive significant additional sales volume, although we expect our new plants in La Negra and Kemerton to begin producing sales in 2022. EV sales have started to rebound after a marked slowdown during the second quarter of 2020, with full year 2020 and first quarter 2021 showing a healthy increase in total EV sales over the prior year. We continue to keep the Wodgina spodumene mine idled until demand supports bringing the mine back to production.
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
Catalysts: Total Catalysts results in 2021 are expected to be down year-over-year. In the first quarter of 2021, both the refining catalyst and performance catalyst solutions (“PCS”) businesses were negatively impacted by the U.S. Gulf Coast winter storm. While we expect PCS volumes to improve slightly over lower 2020 levels, we expect 2021 results to be flat to slightly down year-over-year due to the impact of the storms. In addition, we expect 2021 refining catalyst volumes to be lower year-over-year resulting from a recent change in customer order patterns in North America and the impact of the storms. The fluidized catalytic cracking (“FCC”) market is expected to gradually recover from the COVID-19 pandemic in line with increased travel and depletion of global gasoline inventories, however, demand may not return to normal levels until late 2022 at the earliest. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand and is also expected to continue to be negatively impacted as refiners defer spending into 2021 and 2022.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We also believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In PCS, we expect growth on a longer-term basis in our organometallic business due to growing global demand for plastics driven by rising standards of living and infrastructure spending. We have discontinued efforts to sell our PCS business.
All Other: The FCS business is reported outside the Company’s reportable segments as it does not fit in the Company’s core businesses. On February 25, 2021, we signed a definitive agreement to sell the FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The sale is expected to close in the second quarter of 2021, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities. We expect the near future prospects for the FCS business to continue to be positively impacted by the timing of customer orders in a strong pharmaceutical and agriculture contract manufacturing environment.
Corporate: In the first quarter of 2021, we increased our quarterly dividend rate to $0.39 per share. We continue to focus on cash generation, working capital management and process efficiencies. In addition, we expect our global effective tax rate for 2021 to continue to vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
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

First Quarter 2021 Compared to First Quarter 2020

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net sales	$829,291	$738,845	$90,446	12%
▪$108.6 million of higher sales volume across all of our reportable segments
▪$35.0 million of unfavorable pricing, primarily driven by Lithium and partially offset by Bromine Specialties
▪$17.0 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Gross profit	$263,687	$242,018	$21,669	9%
Gross profit margin	31.8%	32.8%
▪Higher sales volume in each of our reportable segments, partially offset by unfavorable pricing in Lithium
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Increased production and utility costs of approximately $33 million in Bromine Specialties and Catalysts resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs in Bromine Specialties and Catalysts
▪Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Selling, general and administrative expenses	$93,187	$101,877	$(8,690)	(9)%
Percentage of Net sales	11.2%	13.8%
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative
▪$2.3 million decrease in severance expenses and acquisition and integration related costs for various significant projects
▪Partially offset by $5.5 million of expenses in 2021 primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements

Research and Development Expenses

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Research and development expenses	$14,636	$16,097	$(1,461)	(9)%
Percentage of Net sales	1.8%	2.2%
▪Decreased research and development spend in each of the reportable segments
Interest and Financing Expenses

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Interest and financing expenses	$(43,882)	$(16,885)	$(26,997)	160%
▪$27.8 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021
▪Decreased debt balance as certain debt instruments were repaid in the first quarter of 2021

Other Income, Net

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Other income, net	$11,312	$8,314	$2,998	36%
•$2.9 million increase in foreign exchange gains
•$2.5 million increase in non-operating pension and OPEB benefits
•$3.9 million of expenses in 2021 primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
•$2.6 million net gain resulting from the settlement of legal matters related to a business sold in 2020

Income Tax Expense

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Income tax expense	$22,107	$18,442	$3,665	20%
Effective income tax rate	17.9%	16.0%
•Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan
•2021 includes discrete tax expense due to an out-of-period adjustment for an overstated deferred tax liability for the three-month period ended December 31, 2017, offset by a benefit due to the release of a foreign valuation allowance

Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Equity in net income of unconsolidated investments	$16,511	$26,604	$(10,093)	(38)%
▪Lower earnings from our Lithium segment joint venture, Windfield Holdings Pty Ltd (“Talison”), primarily driven by lower pricing, partially offset by higher volumes and favorable currency impacts
Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net income attributable to noncontrolling interests	$(22,021)	$(16,431)	$(5,590)	34%
▪Increase in consolidated income related to our JBC joint venture from higher sales volume
Net Income Attributable to Albemarle Corporation

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net income attributable to Albemarle Corporation	$95,677	$107,204	$(11,527)	(11)%
Percentage of Net sales	11.5%	14.5%
Basic earnings per share	$0.85	$1.01	$(0.16)	(16)%
Diluted earnings per share	$0.84	$1.01	$(0.17)	(17)%
▪Increased sales volume from each of our reportable segments, partially offset by unfavorable pricing, primarily in Lithium
▪Increased production and utility costs in Bromine Specialties and Catalysts resulting from the winter storms in the southern U.S.
▪Increased interest expense primarily due to a loss on early extinguishment of debt of $27.8 million in 2021
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Increased effective tax rate
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative
▪Earnings per share also decreased due to underwritten public offering of our common stock in February 2021, increasing share count by 9.8 million shares

Other Comprehensive Income (loss), Net of Tax

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Other comprehensive income (loss), net of tax	$(23,982)	$(130,708)	$106,726	(82)%
▪Foreign currency translation and other	$(28,142)	$(81,977)	$53,835	(66)%
▪2021 included unfavorable movements in the Euro of approximately $13 million, the Brazilian Real of approximately $6 million, the Japanese Yen of approximately $5 million and a net unfavorable variance in various other currencies totaling approximately $4 million
▪2020 included unfavorable movements in the Euro of approximately $55 million, the Brazilian Real of approximately $16 million, the Chilean Peso of approximately $5 million and a net unfavorable variance in various other currencies totaling approximately $6 million

▪Cash flow hedge	$(1,600)	$(51,460)	$49,860
▪Net investment hedge	$5,110	$2,081	$3,029	146%
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

The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest, taxes, depreciation and amortization, as adjusted on a consistent basis for certain non-recurring or unusual items in a balanced manner and on a segment basis. These non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended March 31,				Percentage Change
	2021	%	2020	%	2021 vs 2020
	(In thousands, except percentages)
Net sales:
Lithium	$278,976	33.6%	$236,818	32.1%	18%
Bromine Specialties	280,447	33.8%	231,592	31.3%	21%
Catalysts	220,243	26.6%	207,207	28.0%	6%
All Other	49,625	6.0%	63,228	8.6%	(22)%
Total net sales	$829,291	100.0%	$738,845	100.0%	12%

Adjusted EBITDA:
Lithium	$106,436	46.3%	$78,637	40.0%	35%
Bromine Specialties	94,640	41.1%	83,262	42.4%	14%
Catalysts	25,427	11.1%	47,470	24.2%	(46)%
All Other	21,479	9.3%	22,824	11.6%	(6)%
Corporate	(17,928)	(7.8)%	(35,828)	(18.2)%	50%
Total adjusted EBITDA	$230,054	100.0%	$196,365	100.0%	17%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2021
Net income (loss) attributable to Albemarle Corporation	$74,630	$82,113	$12,916	$169,659	$20,016	$(93,998)	$95,677
Depreciation and amortization	31,806	12,527	12,511	56,844	1,463	3,953	62,260
Acquisition and integration related costs(a)	—	—	—	—	—	2,162	2,162
Interest and financing expenses(c)	—	—	—	—	—	43,882	43,882
Income tax expense	—	—	—	—	—	22,107	22,107
Non-operating pension and OPEB items	—	—	—	—	—	(5,465)	(5,465)
Other(c)	—	—	—	—	—	9,431	9,431
Adjusted EBITDA	$106,436	$94,640	$25,427	$226,503	$21,479	$(17,928)	$230,054
Three months ended March 31, 2020
Net income (loss) attributable to Albemarle Corporation	$53,240	$71,665	$34,892	$159,797	$20,846	$(73,439)	$107,204
Depreciation and amortization	25,397	11,597	12,578	49,572	1,978	2,144	53,694
Restructuring and other(d)	—	—	—	—	—	1,847	1,847
Acquisition and integration related costs(a)	—	—	—	—	—	2,951	2,951
Interest and financing expenses	—	—	—	—	—	16,885	16,885
Income tax expense	—	—	—	—	—	18,442	18,442
Non-operating pension and OPEB items	—	—	—	—	—	(2,908)	(2,908)
Other(e)	—	—	—	—	—	(1,750)	(1,750)
Adjusted EBITDA	$78,637	$83,262	$47,470	$209,369	$22,824	$(35,828)	$196,365
(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(b)Included in Interest and financing expenses is a loss on early extinguishment of debt of $27.8 million. See Note 8, “Long-Term Debt,” for additional information.
(c)Included amounts for the three months ended March 31, 2021 recorded in:
•SG&A - $5.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $3.9 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(d)In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended March 31, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $1.5 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(e)Included amounts for the three months ended March 31, 2020 recorded in:
•Other income, net - $2.6 million net gain resulting from the settlement of legal matters related to a business sold, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

Lithium

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net sales	$278,976	$236,818	$42,158	18%
▪$67.1 million of higher sales volume, driven by some customers accelerating orders under long-term commitments
▪$32.5 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate due to lower contract pricing reflecting 2020 price adjustments agreed to with customers
▪$7.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$106,436	$78,637	$27,799	35%
▪Higher sales volume, partially offset by unfavorable pricing impacts
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪$2.5 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine Specialties

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net sales	$280,447	$231,592	$48,855	21%
▪$34.0 million of higher sales volume related to increased demand across all products
▪$10.9 million of favorable pricing impacts, primarily in the flame retardants division and as a result of a favorable first quarter 2021 customer mix
▪$3.9 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$94,640	$83,262	$11,378	14%
▪Higher sales volume and favorable pricing impacts as a result of a favorable first quarter 2021 customer mix
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative
▪Increased production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs

Catalysts

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net sales	$220,243	$207,207	$13,036	6%
▪$13.3 million of higher sales volume, primarily from clean fuel technologies
▪$5.7 million of unfavorable pricing impacts, primarily in FCC
▪$5.4 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$25,427	$47,470	$(22,043)	(46)%
▪Unfavorable pricing impacts, primarily in FCC
▪Increased production and utility costs of approximately $26 million resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs
▪2020 was overstated by $11.7 million related to errors primarily regarding inventory values and overstated freight costs, which were corrected in the second quarter of 2020
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative
▪Favorable clean fuel technologies volume

All Other

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Net sales	$49,625	$63,228	$(13,603)	(22)%
▪$7.8 million of unfavorable pricing impacts in our FCS business ▪$5.8 million of lower sales volume in our FCS business
Adjusted EBITDA	$21,479	$22,824	$(1,345)	(6)%
▪Unfavorable pricing in our FCS business, partially offset by a positive product mix

Corporate

In thousands	Q1 2021	Q1 2020	$ Change	% Change
Adjusted EBITDA	$(17,928)	$(35,828)	$17,900	50%
▪$13.4 million of favorable currency exchange impacts, including a $10 million decrease in foreign currency losses from our Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs, including those resulting from our previously announced cost savings initiative

Financial Condition and Liquidity
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
Cash Flow
During the first three months of 2021, cash on hand, cash provided by operations and the $1.5 billion net proceeds from our underwritten public offering of common stock funded $179.7 million of capital expenditures for plant, machinery and equipment, debt principal payments of approximately $1.5 billion, early extinguishment of debt fees of $23.7 million and dividends to shareholders of $41.1 million. Our operations provided $157.9 million of cash flows during the first three months of 2021, as compared to $155.1 million for the first three months of 2020. The change compared to prior year was primarily due to increased sales in each of our reportable segments and higher dividends received from unconsolidated investments, partially offset by an increase in working capital outflows. The outflow from working capital in 2021 was primarily driven by higher receivables balances due to increased sales and the timing of the collection, partially offset by a decrease in inventory balances in Bromine Specialties and Catalysts. Overall, our cash and cash equivalents increased by $176.9 million to $569.9 million at March 31, 2021 from $746.7 million at December 31, 2020.
On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock at a price to the public of $153.00 per share. We also granted to the underwriters an option to purchase up to an additional 1,274,509 shares, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. In the first quarter of 2021, we made the following debt principal payments using the net proceeds from this underwritten public offering:
•€123.8 million of the 1.125% notes due in November 2025
•€393.0 million, the remaining balance, of the 1.875% Senior notes originally due in December 2021
•$128.4 million of the 3.45% Senior notes due in November 2029
•$200.0 million, the remaining balance, of the floating rate notes originally due in November 2022
•€183.3 million, the outstanding balance, of the 2019 Credit Facility
•$325.0 million, the outstanding balance, of the commercial paper notes
On February 25, 2021, we signed a definitive agreement to sell our FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity, guaranteed by Grace, can be redeemed by Grace at any time and will accrue payment-in-kind (“PIK”) dividends at an annual rate of 12% beginning two years after issuance. The sale is expected to close in the second quarter of 2021, subject to the satisfaction of customary closing conditions, including approvals from regulatory authorities.
Capital expenditures for the three-month period ended March 31, 2021 of $179.7 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $850 million and $950 million in 2021, primarily for Lithium growth and capacity increases, primarily in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. We currently expect the construction of the Kemerton, Australia and La Negra, Chile plants to be completed by the end of 2021, with sales volume from these plants beginning in 2022.
Net current assets were $1.06 billion and $404.3 million at March 31, 2021 and December 31, 2020, respectively. The increase is primarily due to the repayment of the current portion of long-term debt using proceeds from our underwritten public offering of our common stock, partially offset by the use of cash for capital expenditures. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 25, 2021, we increased our quarterly dividend rate to $0.39 per share, an increase from the quarterly rate of $0.385 per share paid in 2020. On February 25, 2021, we declared a cash dividend of $0.39, which was paid on April 1, 2021 to shareholders of record at the close of business as of March 12, 2021.
At March 31, 2021 and December 31, 2020, our cash and cash equivalents included $402.4 million and $492.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first three months of 2021 or 2020.
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
Long-Term Debt
We currently have the following notes outstanding:

Issue Month/Year	Principal (in millions)	Interest Rate	Interest Payment Dates	Maturity Date
November 2019	€371.7	1.125%	November 25	November 25, 2025
November 2019	€500.0	1.625%	November 25	November 25, 2028
November 2019(a)	$171.6	3.45%	May 15 and November 15	November 15, 2029
November 2014(a)	$425.0	4.15%	June 1 and December 1	December 1, 2024
November 2014(a)	$350.0	5.45%	June 1 and December 1	December 1, 2044
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

Our Euro notes issued in 2019 are unsecured and unsubordinated obligations and rank equally in right of payment to all our other unsecured senior obligations. The Euro notes are effectively subordinated to any of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each of these notes outstanding has terms that allow us to redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis using the bond rate (as defined in the indentures governing these notes) plus between 25 and 35 basis points, depending on the note, plus, in each case, accrued and unpaid interest on the principal amount being redeemed to, but excluding, the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness exceeding $100 million caused by a nonpayment default.
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 and further amended on May 11,2020 (the “2018 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.325% as of March 31, 2021. As of March 31, 2021 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into the $1.2 billion 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility terminates on December 10, 2021, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the amended 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.125% to 1.750%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.500% as of March 31, 2021. In March 2021, the Company repaid the outstanding balance of €183.3 million under the 2019 Credit Facility. As part of the December 2020 amendment, the Company is permitted up to two additional borrowings in an aggregate amount equal to $500 million for general corporate purposes.
Borrowings under the under the 2019 Credit Facility and 2018 Credit Agreement (together the “Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated net funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) to be less than or equal to 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3:50:1 for fiscal quarters thereafter, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and the credit facility being terminated. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following the amendments to those agreements.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. In March 2021 we repaid all outstanding Commercial Paper Notes and had none outstanding at March 31, 2021.
The non-current portion of our long-term debt amounted to $2.03 billion at March 31, 2021, compared to $2.77 billion at December 31, 2020. In addition, at March 31, 2021, we had availability to borrow $1.5 billion under our commercial paper program and the Credit Agreements, and $131.2 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of March 31, 2021, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $86.9 million at March 31, 2021. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures noted above from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the debt repayments made in the first quarter of 2021, as noted above. Following the debt repayments, our annual maturities of long-term debt at March 31, 2021 and our expected interest payments on those long-term debt obligations are as follows (in millions):

	Maturities of Long-term Debt	Expected Interest Payments
Remainder of 2021	$0.6	$57.2
2022	—	57.2
2023	—	57.2
2024	425.0	55.7
2025	443.7	39.1
Thereafter	1,161.4	413.3
For variable-rate debt obligations, projected interest payments are calculated using the March 31, 2021 weighted average interest rate of approximately 0.37%.
Total expected 2021 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, should approximate $25 million, including contributions expected to be made in 2020 that we deferred to 2021. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $14.7 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2021.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $13.9 million at March 31, 2021 and $14.7 million at December 31, 2020. Related assets for corresponding offsetting benefits recorded in Other assets totaled $23.2 million at March 31, 2021 and $24.1 million at December 31, 2020. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2021 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the uncertainty surrounding the COVID-19 pandemic is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. In addition, during the second quarter of 2021, we expect to complete the sale of the FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. We have discontinued efforts to sell our PCS business.
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
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2024, we believe we have, and will be able to maintain, a solid liquidity position.
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
We had cash and cash equivalents totaling $569.9 million at March 31, 2021, of which $402.4 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.

Guarantor Financial Information
Albemarle Wodgina Pty Ltd Issued Notes
Albemarle Wodgina Pty Ltd (the “Issuer”), a wholly owned subsidiary of Albemarle Corporation, issued $300.0 million aggregate principal amount of 3.45% Senior Notes due 2029 (the “3.45% Senior Notes”) in November 2019. The 3.45% Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) on a senior unsecured basis by Albemarle Corporation (the “Parent Guarantor”). No direct or indirect subsidiaries of the Parent Guarantor guarantee the 3.45% Senior Notes (such subsidiaries are referred to as the “Non-Guarantors”).
In 2019, we completed the acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine (“MARBL”) and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer.
The Parent Guarantor conducts its U.S. Bromine Specialties and Catalysts operations directly, and conducts its other operations (other than operations conducted through the Issuer) through the Non-Guarantors.
The 3.45% Senior Notes are the Issuer’s senior unsecured obligations and rank equally in right of payment to the senior indebtedness of the Issuer, effectively subordinated to all of the secured indebtedness of the Issuer, to the extent of the value of the assets securing that indebtedness, and structurally subordinated to all indebtedness and other liabilities of its subsidiaries. The Guarantee is the senior unsecured obligation of the Parent Guarantor and ranks equally in right of payment to the senior indebtedness of the Parent Guarantor, effectively subordinated to the secured debt of the Parent Guarantor to the extent of the value of the assets securing the indebtedness and structurally subordinated to all indebtedness and other liabilities of its subsidiaries.
For cash management purposes, the Parent Guarantor transfers cash among itself, the Issuer and the Non-Guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Issuer and/or the Parent Guarantor’s outstanding debt, common stock dividends and common stock repurchases. There are no significant restrictions on the ability of the Issuer or the Parent Guarantor to obtain funds from subsidiaries by dividend or loan.
The following tables present summarized financial information for the Parent Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Parent Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the our Annual Report on Form 10-K for the year ended December 31, 2020.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net sales(a)	$417,243	$1,621,651
Gross profit	81,302	357,431
Loss before income taxes and equity in net income of unconsolidated investments(b)	(62,127)	(205,486)
Net loss attributable to the Parent Guarantor and the Issuer	(63,581)	(222,097)
(a)    Includes net sales to Non-Guarantors of $237.1 million and $893.5 million for the three months ended ended March 31, 2021 and year ended December 31, 2020, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $35.1 million and $132.7 million for the three months ended ended March 31, 2021 and year ended December 31, 2020, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2021	December 31, 2020
Current assets(a)	$1,199,997	$1,194,278
Net property, plant and equipment	2,637,699	2,621,012
Other noncurrent assets	344,732	305,544

Current liabilities(b)	$1,221,079	$2,236,233
Long-term debt	995,271	1,321,413
Other noncurrent liabilities(c)	7,383,764	7,317,103
(a)    Includes receivables from Non-Guarantors of $665.9 million and $548.9 million at March 31, 2021 and December 31, 2020, respectively.
(b)    Includes current payables to Non-Guarantors of $780.6 million and $975.0 million at March 31, 2021 and December 31, 2020, respectively.
(c)    Includes noncurrent payables to Non-Guarantors of $6.7 billion and $6.6 billion at March 31, 2021 and December 31, 2020, respectively.

The 3.45% Senior Notes are structurally subordinated to the indebtedness and other liabilities of the Non-Guarantors. The Non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the 3.45% Senior Notes or the Indenture under which the 3.45% Senior Notes were issued, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Parent Guarantor has to receive any assets of any of the Non-Guarantors upon the liquidation or reorganization of any Non-Guarantor, and the consequent rights of holders of the 3.45% Senior Notes to realize proceeds from the sale of any of a Non-Guarantor’s assets, would be effectively subordinated to the claims of such Non-Guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such Non-Guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Non-Guarantors, the Non-Guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Parent Guarantor.

The 3.45% Senior Notes are obligations of the Issuer. The Issuer’s cash flow and ability to make payments on the 3.45% Senior Notes could be dependent upon the earnings it derives from the production from MARBL for the Wodgina Project. Absent income received from sales of its share of production from MARBL, the Issuer’s ability to service the 3.45% Senior Notes could be dependent upon the earnings of the Parent Guarantor’s subsidiaries and other joint ventures and the payment of those earnings to the Issuer in the form of equity, loans or advances and through repayment of loans or advances from the Issuer.

The Issuer’s obligations in respect of MARBL are guaranteed by the Parent Guarantor. Further, under MARBL pursuant to a deed of cross security between the Issuer, the joint venture partner and the manager of the project (the “Manager”), each of the Issuer, and the joint venture partner have granted security to each other and the Manager for the obligations each of the Issuer and the joint venture partner have to each other and to the Manager. The claims of the joint venture partner, the Manager and other secured creditors of the Issuer will have priority as to the assets of the Issuer over the claims of holders of the 3.45% Senior Notes.
Albemarle Corporation Issued Notes
In March 2021, Albemarle New Holding GmbH (the “Subsidiary Guarantor”), a wholly owned subsidiary of Albemarle Corporation, added a full and unconditional guarantee (the “Upstream Guarantee”) to all securities issued and outstanding by Albemarle Corporation (the “Parent Issuer”) and issuable by the Parent Issuer pursuant to the Indenture, dated as of January 20, 2005, as amended and supplemented from time to time (the “Indenture”). No other direct or indirect subsidiaries of the Parent Issuer guarantee these securities (such subsidiaries are referred to as the “Upstream Non-Guarantors”). See Long-term debt section above for a description of the securities issued by the Parent Issuer.
The current securities outstanding under the Indenture are the Parent Issuer’s unsecured and unsubordinated obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. With respect to any series of securities issued under the Indenture, the Upstream Guarantee is, and will be, an unsecured and unsubordinated obligation of the Subsidiary Guarantor, ranking pari passu with all other existing and future unsubordinated and unsecured indebtedness of the Subsidiary Guarantor.
For cash management purposes, the Parent Issuer transfers cash among itself, the Subsidiary Guarantor and the Upstream Non-Guarantors through intercompany financing arrangements, contributions or declaration of dividends between the respective parent and its subsidiaries. The transfer of cash under these activities facilitates the ability of the recipient to make specified third-party payments for principal and interest on the Parent Issuer and/or the Subsidiary Guarantor’s outstanding debt, common stock dividends and common stock repurchases. There are no significant restrictions on the ability of the Parent Issuer or the Subsidiary Guarantor to obtain funds from subsidiaries by dividend or loan.
The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Net sales(a)	$417,243	$1,621,651
Gross profit	85,710	375,138
Loss before income taxes and equity in net income of unconsolidated investments(b)	(51,780)	(124,464)
Net loss attributable to the Subsidiary Guarantor and the Parent Issuer	(53,514)	(152,509)
(a)    Includes net sales to Non-Guarantors of $237.1 million and $893.5 million for the three months ended ended March 31, 2021 and year ended December 31, 2020, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $27.5 million and $57.2 million for the three months ended ended March 31, 2021 and year ended December 31, 2020, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2021	December 31, 2020
Current assets(a)	$864,021	$1,315,110
Net property, plant and equipment	723,505	770,230
Other non-current assets(b)	1,473,350	970,268

Current liabilities(c)	$1,439,082	$2,133,548
Long-term debt	1,794,533	2,404,193
Other noncurrent liabilities(c)	6,415,612	6,468,644
(a)    Includes receivables from Non-Guarantors of $368.4 million and $705.1 million at March 31, 2021 and December 31, 2020, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.2 billion and $673.0 million at March 31, 2021 and December 31, 2020, respectively.
(c)    Includes current payables to Non-Guarantors of $1.1 billion and $983.3 million at March 31, 2021 and December 31, 2020, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.7 billion at March 31, 2021 and December 31, 2020.
These securities are structurally subordinated to the indebtedness and other liabilities of the Upstream Non-Guarantors. The Upstream Non-Guarantors are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to these securities or the Indenture under which these securities were issued, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that the Subsidiary Guarantor has to receive any assets of any of the Upstream Non-Guarantors upon the liquidation or reorganization of any Upstream Non-Guarantors, and the consequent rights of holders of these securities to realize proceeds from the sale of any of an Upstream Non-Guarantor’s assets, would be effectively subordinated to the claims of such Upstream Non-Guarantor’s creditors, including trade creditors and holders of preferred equity interests, if any, of such Upstream Non-Guarantor. Accordingly, in the event of a bankruptcy, liquidation or reorganization of any of the Upstream Non-Guarantors, the Upstream Non-Guarantors will pay the holders of their debts, holders of preferred equity interests, if any, and their trade creditors before they will be able to distribute any of their assets to the Subsidiary Guarantor.
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2020.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements.”

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2020, except as noted below.
During the first quarter of 2021, we repaid the remaining principal balance of our 1.875% Euro-denominated senior notes. Prior to this repayment, the carrying value these notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated.
We had variable interest rate borrowings of $7.3 million outstanding at March 31, 2021, bearing a weighted average interest rate of 0.37% and representing less than 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of March 31, 2021. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $854.0 million and with a fair value representing a net asset position of $12.2 million at March 31, 2021. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2021, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $23.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $18.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2021, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6.	Exhibits.
(a) Exhibits

4.1
Sixth Supplemental Indenture, dated March 30, 2021, among Albemarle Corporation, Albemarle New Holding GmbH, and U.S. Bank National Association, as trustee [filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 31, 2021, and incorporated herein by reference].

*10.1	Sale, Purchase and Contribution Agreement, dated February 25, 2021 among Albemarle Corporation, W. R. Grace & Co.-Conn and Fine Chemical Manufacturing Services LLC

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2021, furnished in XBRL (eXtensible Business Reporting Language)).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 5, 2021	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)