Form 10-Q
period 2021-06-30
ALBEMARLE CORP
filed 2021-08-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2021
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
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2021: 116,949,867

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$773,896	$764,049	$1,603,187	$1,502,894
Cost of goods sold	525,479	530,690	1,091,083	1,027,517
Gross profit	248,417	233,359	512,104	475,377
Selling, general and administrative expenses	121,516	106,949	214,703	208,826
Research and development expenses	13,976	14,210	28,612	30,307
Gain on sale of business	(429,408)	—	(429,408)	—
Operating profit	542,333	112,200	698,197	236,244
Interest and financing expenses	(7,152)	(17,852)	(51,034)	(34,737)
Other income (expense), net	14	(6,273)	11,326	2,041
Income before income taxes and equity in net income of unconsolidated investments	535,195	88,075	658,489	203,548
Income tax expense	106,985	15,431	129,092	33,873
Income before equity in net income of unconsolidated investments	428,210	72,644	529,397	169,675
Equity in net income of unconsolidated investments (net of tax)	17,998	31,114	34,509	57,718
Net income	446,208	103,758	563,906	227,393
Net income attributable to noncontrolling interests	(21,608)	(18,134)	(43,629)	(34,565)
Net income attributable to Albemarle Corporation	$424,600	$85,624	$520,277	$192,828
Basic earnings per share	$3.63	$0.81	$4.54	$1.81
Diluted earnings per share	$3.62	$0.80	$4.51	$1.81
Weighted-average common shares outstanding – basic	116,809	106,329	114,700	106,278
Weighted-average common shares outstanding – diluted	117,436	106,535	115,383	106,524
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$446,208	$103,758	$563,906	$227,393
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	20,564	62,855	(7,578)	(19,122)
Net investment hedge	—	(5,756)	5,110	(3,675)
Cash flow hedge	823	37,645	(777)	(13,815)
Interest rate swap	650	648	1,300	1,296
Total other comprehensive income (loss), net of tax	22,037	95,392	(1,945)	(35,316)
Comprehensive income	468,245	199,150	561,961	192,077
Comprehensive income attributable to noncontrolling interests	(21,532)	(18,168)	(43,553)	(34,645)
Comprehensive income attributable to Albemarle Corporation	$446,713	$180,982	$518,408	$157,432
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$823,572	$746,724
Trade accounts receivable, less allowance for doubtful accounts (2021 – $2,623; 2020 – $2,083)	455,222	530,838
Other accounts receivable	58,256	61,958
Inventories	732,563	750,237
Other current assets	81,741	116,427
Total current assets	2,151,354	2,206,184
Property, plant and equipment, at cost	7,596,684	7,427,641
Less accumulated depreciation and amortization	2,086,085	2,073,016
Net property, plant and equipment	5,510,599	5,354,625
Investments	907,080	656,244
Other assets	256,081	219,268
Goodwill	1,640,720	1,665,520
Other intangibles, net of amortization	331,092	349,105
Total assets	$10,796,926	$10,450,946
Liabilities And Equity
Current liabilities:
Accounts payable	$535,153	$483,221
Accrued expenses	317,954	440,763
Current portion of long-term debt	623	804,677
Dividends payable	45,428	40,937
Income taxes payable	85,770	32,251
Total current liabilities	984,928	1,801,849
Long-term debt	2,043,794	2,767,381
Postretirement benefits	47,371	48,075
Pension benefits	309,712	340,818
Other noncurrent liabilities	616,912	629,377
Deferred income taxes	428,438	394,852
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 116,945 in 2021 and 106,842 in 2020	1,169	1,069
Additional paid-in capital	2,907,981	1,438,038
Accumulated other comprehensive loss	(328,001)	(326,132)
Retained earnings	3,584,400	3,155,252
Total Albemarle Corporation shareholders’ equity	6,165,549	4,268,227
Noncontrolling interests	200,222	200,367
Total equity	6,365,771	4,468,594
Total liabilities and equity	$10,796,926	$10,450,946
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at April 1, 2021	116,718,175	$1,167	$2,889,923	$(350,114)	$3,205,408	$5,746,384	$196,169	$5,942,553
Net income					424,600	424,600	21,608	446,208
Other comprehensive income (loss)				22,113		22,113	(76)	22,037
Cash dividends declared, $0.39 per common share					(45,608)	(45,608)	(17,479)	(63,087)
Stock-based compensation			5,104			5,104		5,104
Fees related to public issuance of common stock			(9)			(9)		(9)
Exercise of stock options	223,685	2	13,150			13,152		13,152
Issuance of common stock, net	3,783	—	—			—		—
Shares withheld for withholding taxes associated with common stock issuances	(1,132)	—	(187)			(187)		(187)
Balance at June 30, 2021	116,944,511	$1,169	$2,907,981	$(328,001)	$3,584,400	$6,165,549	$200,222	$6,365,771

Balance at April 1, 2020	106,318,614	$1,063	$1,393,681	$(526,489)	$3,009,749	$3,878,004	$163,521	$4,041,525
Net income					85,624	85,624	18,134	103,758
Other comprehensive income				95,358		95,358	34	95,392
Cash dividends declared, $0.385 per common share					(40,939)	(40,939)	—	(40,939)
Stock-based compensation			6,005			6,005		6,005
Exercise of stock options	10,940	—	614			614		614
Issuance of common stock, net	13,250	1	(1)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(5,822)	—	(194)			(194)		(194)
Balance at June 30, 2020	106,336,982	$1,064	$1,400,105	$(431,131)	$3,054,434	$4,024,472	$181,689	$4,206,161

Balance at January 1, 2021	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					520,277	520,277	43,629	563,906
Other comprehensive loss				(1,869)		(1,869)	(76)	(1,945)
Cash dividends declared, $0.78 per common share					(91,129)	(91,129)	(43,698)	(134,827)
Stock-based compensation			9,778			9,778		9,778
Fees related to public issuance of common stock			(911)			(911)		(911)
Exercise of stock options	241,649	2	14,333			14,335		14,335
Issuance of common stock, net	9,906,090	99	1,453,789			1,453,888		1,453,888
Shares withheld for withholding taxes associated with common stock issuances	(45,597)	(1)	(7,046)			(7,047)		(7,047)
Balance at June 30, 2021	116,944,511	$1,169	$2,907,981	$(328,001)	$3,584,400	$6,165,549	$200,222	$6,365,771

Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					192,828	192,828	34,565	227,393
Other comprehensive (loss) income				(35,396)		(35,396)	80	(35,316)
Cash dividends declared, $0.77 per common share					(81,872)	(81,872)	(14,286)	(96,158)
Stock-based compensation			9,872			9,872		9,872
Exercise of stock options	204,477	2	10,807			10,809		10,809
Issuance of common stock, net	145,570	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(53,280)	(1)	(4,018)			(4,019)		(4,019)
Balance at June 30, 2020	106,336,982	$1,064	$1,400,105	$(431,131)	$3,054,434	$4,024,472	$181,689	$4,206,161
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash and cash equivalents at beginning of year	$746,724	$613,110
Cash flows from operating activities:
Net income	563,906	227,393
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	123,683	111,535
Gain on sale of business	(429,408)	—
Stock-based compensation and other	8,425	9,765
Equity in net income of unconsolidated investments (net of tax)	(34,509)	(57,718)
Dividends received from unconsolidated investments and nonmarketable securities	27,420	12,984
Pension and postretirement benefit	(8,465)	(3,312)
Pension and postretirement contributions	(20,266)	(6,692)
Unrealized gain on investments in marketable securities	(2,384)	(1,278)
Loss on early extinguishment of debt	28,955	—
Deferred income taxes	27,708	8,990
Working capital changes	7,942	(156,579)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	96,185	87,750
Other, net	(3,339)	(24,921)
Net cash provided by operating activities	385,853	207,917
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(22,572)
Capital expenditures	(396,915)	(418,991)
Cash proceeds from divestitures, net	290,467	—
Sales of marketable securities, net	4,553	1,496
Investments in equity and other corporate investments	(286)	(486)
Net cash used in investing activities	(102,181)	(440,553)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,453,888	—
Repayments of long-term debt and credit agreements	(1,173,823)	—
Proceeds from borrowings of credit agreements	—	452,163
Other debt repayments, net	(325,316)	12,956
Fees related to early extinguishment of debt	(24,877)	—
Dividends paid to shareholders	(86,637)	(79,909)
Dividends paid to noncontrolling interests	(43,698)	(14,286)
Proceeds from exercise of stock options	14,335	10,809
Withholding taxes paid on stock-based compensation award distributions	(7,047)	(4,019)
Other	(1,359)	(2,669)
Net cash (used in) provided by financing activities	(194,534)	375,045
Net effect of foreign exchange on cash and cash equivalents	(12,290)	(18,823)
Increase in cash and cash equivalents	76,848	123,586
Cash and cash equivalents at end of period	$823,572	$736,696
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three- and six-month periods ended June 30, 2021 and 2020 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2021 and 2020. Income tax expense for the six-month period ended June 30, 2021 includes expense of $7.9 million due to the correction of an out-of-period error regarding an overstated deferred tax liability for the three-month period ended December 31, 2017. The Company does not believe this adjustment is material to the consolidated financial statements for the six-month period ended June 30, 2021, or the three-month period or year ended December 31, 2017. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2021. The December 31, 2020 condensed consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
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

NOTE 2—Divestitures:
On June 1, 2021, the Company completed the sale of its fine chemistry services (“FCS”) business to W. R. Grace & Co. (“Grace”) for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue payment-in-kind (“PIK”) dividends at an annual rate of 12% beginning two years after issuance.
As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. During the three-month period ended June 30, 2021 we recorded a gain of $429.4 million ($331.6 million after taxes) related to the sale of this business.
We determined that this business met the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment during the first quarter of 2021. The results of operations of the business classified as held for sale, through June 1, 2021, are included in the consolidated statements of income. This business did not qualify for discontinued operations treatment because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

NOTE 3—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2021 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2020	$1,441,781	$20,319	$196,834	$6,586	$1,665,520
Divestitures(a)	—	—	—	(6,586)	(6,586)
Foreign currency translation adjustments	(14,297)	—	(3,917)	—	(18,214)
Balance at June 30, 2021	$1,427,484	$20,319	$192,917	$—	$1,640,720

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(a)    Represents goodwill of the FCS business. See Note 2, “Divestitures,” for additional information.

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2021 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2020	$448,748	$18,710	$58,096	$39,864	$565,418
Divestitures(b)	—	—	—	(1,473)	(1,473)
Foreign currency translation adjustments and other	(7,465)	(227)	(154)	(240)	(8,086)
Balance at June 30, 2021	$441,283	$18,483	$57,942	$38,151	$555,859
Accumulated Amortization
Balance at December 31, 2020	$(147,286)	$(8,176)	$(39,500)	$(21,351)	$(216,313)
Amortization	(11,615)	—	(731)	(454)	(12,800)
Divestitures(b)	—	—	—	1,457	1,457
Foreign currency translation adjustments and other	2,400	60	345	84	2,889
Balance at June 30, 2021	$(156,501)	$(8,116)	$(39,886)	$(20,264)	$(224,767)
Net Book Value at December 31, 2020	$301,462	$10,534	$18,596	$18,513	$349,105
Net Book Value at June 30, 2021	$284,782	$10,367	$18,056	$17,887	$331,092
(a)    Net Book Value includes only indefinite-lived intangible assets.
(b)    Represents other intangibles of the FCS business. See Note 2, “Divestitures,” for additional information.

NOTE 4—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2021 was 20.0% and 19.6% compared to 17.5% and 16.6% for the three-month and six-month periods ended June 30, 2020, respectively. The six-month period ended June 30, 2021 includes discrete tax benefits related to the release of a foreign valuation allowance, excess tax benefits realized from stock-based compensation arrangements, and the revaluation of deferred taxes due to tax rate changes, offset by tax expense due to an out-of-period adjustment regarding an overstated deferred tax liability recorded during the three-month period ended December 31, 2017. The Company’s effective income tax rate fluctuates based on, among other factors, its level and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and six-month periods ended June 30, 2021 and June 30, 2020 was impacted by a variety of factors, primarily stemming from the location in which income was earned. In addition, 2021 includes a $97.8 million tax expense recorded for the gain on the sale of the FCS business, partially offset by a benefit from foreign rate differences primarily attributable to our share of the income of our Jordan Bromine Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of Jordan.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5—Earnings Per Share:
Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2021 and 2020 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$424,600	$85,624	$520,277	$192,828
Denominator:
Weighted-average common shares for basic earnings per share	116,809	106,329	114,700	106,278
Basic earnings per share	$3.63	$0.81	$4.54	$1.81

Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$424,600	$85,624	$520,277	$192,828
Denominator:
Weighted-average common shares for basic earnings per share	116,809	106,329	114,700	106,278
Incremental shares under stock compensation plans	627	206	683	246
Weighted-average common shares for diluted earnings per share	117,436	106,535	115,383	106,524
Diluted earnings per share	$3.62	$0.80	$4.51	$1.81

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
On May 4, 2021, the Company declared a cash dividend of $0.39, an increase from the prior year regular quarterly dividend. This dividend was paid on July 1, 2021 to shareholders of record at the close of business as of June 11, 2021. On July 20, 2021, the Company declared a cash dividend of $0.39 per share, which is payable on October 1, 2021 to shareholders of record at the close of business as of September 17, 2021.
NOTE 6—Inventories:
The following table provides a breakdown of inventories at June 30, 2021 and December 31, 2020 (in thousands):

	June 30,	December 31,
	2021	2020
Finished goods	$432,084	$454,162
Raw materials and work in process(a)	224,560	219,896
Stores, supplies and other	75,919	76,179
Total	$732,563	$750,237

(a)Included $142.6 million and $129.6 million at June 30, 2021 and December 31, 2020, respectively, of work in process in our Lithium segment.

NOTE 7—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $485.9 million and $479.6 million at June 30, 2021 and December 31, 2020, respectively. The Company’s aggregate net investment in all other entities

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
which it considers to be VIEs for which the Company is not the primary beneficiary was $8.1 million and $8.0 million at June 30, 2021 and December 31, 2020, respectively. Our unconsolidated VIEs are reported in Investments on the condensed consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
As part of the proceeds from the sale of the FCS business on June 1, 2021, Grace issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning two years after issuance. This preferred equity has a fair value of $244.5 million at June 30, 2021, which is reported in Investments in the condensed consolidated balance sheets.

NOTE 8—Long-Term Debt:
Long-term debt at June 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	June 30,	December 31,
	2021	2020
1.125% notes due 2025	$450,103	$610,800
1.625% notes due 2028	596,750	610,800
1.875% Senior notes due 2021	—	480,007
3.45% Senior notes due 2029	171,612	300,000
4.15% Senior notes due 2024	425,000	425,000
5.45% Senior notes due 2044	350,000	350,000
Floating rate notes	—	200,000
Credit facilities	—	223,900
Commercial paper notes	—	325,000
Variable-rate foreign bank loans	7,222	7,702
Finance lease obligations	58,792	59,181
Unamortized discount and debt issuance costs	(15,062)	(20,332)
Total long-term debt	2,044,417	3,572,058
Less amounts due within one year	623	804,677
Long-term debt, less current portion	$2,043,794	$2,767,381
In the first quarter of 2021, the Company made the following debt principal payments using proceeds from the February 2021 underwritten public offering of common stock:
•€123.8 million of the 1.125% notes due in November 2025
•€393.0 million, the remaining balance, of the 1.875% Senior notes originally due in December 2021
•$128.4 million of the 3.45% Senior notes due in November 2029
•$200.0 million, the remaining balance, of the floating rate notes originally due in November 2022
•€183.3 million, the outstanding balance, of the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020
•$325.0 million, the outstanding balance, of the commercial paper notes
As a result, included in Interest and financing expenses for the three-month and six-month period ended June 30, 2021 is a loss on early extinguishment of debt of $1.2 million and $29.0 million, respectively, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt.
Prior to repayment in the first quarter of 2021, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, we recorded a gain of $5.1 million (net of income taxes) in 2021, and during the three-month and six-month periods ended June 30, 2020 we recorded losses of $5.8 million and $3.7 million (net of income taxes), respectively in accumulated other comprehensive loss.

NOTE 9—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the six months ended June 30, 2021 (in thousands):

Beginning balance at December 31, 2020	$45,771
Expenditures	(879)
Accretion of discount	483
Additions and changes in estimates	1,576
Foreign currency translation adjustments and other	(408)
Ending balance at June 30, 2021	46,543
Less amounts reported in Accrued expenses	9,582
Amounts reported in Other noncurrent liabilities	$36,961
Environmental remediation liabilities included discounted liabilities of $38.7 million and $39.2 million at June 30, 2021 and December 31, 2020, respectively, discounted at rates with a weighted-average of 3.5%, and with the undiscounted amount totaling $72.3 million and $73.6 million at June 30, 2021 and December 31, 2020, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $37 million before income taxes in excess of amounts already recorded. The variability of this range is primarily driven by possible environmental remediation activity at a formerly owned site where we indemnify the buyer through a set cutoff date in 2024.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $28.3 million and $30.5 million at June 30, 2021 and December 31, 2020, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
Other
We have contracts with certain of our customers which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$9,735	$8,473	$19,147	$17,213
Finance lease cost:
Amortization of right of use assets	156	153	313	307
Interest on lease liabilities	752	630	1,507	1,280
Total finance lease cost	908	783	1,820	1,587

Short-term lease cost	2,176	3,514	4,780	6,397
Variable lease cost	1,813	2,084	4,178	4,032
Total lease cost	$14,632	$14,854	$29,925	$29,229
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2021 and 2020 is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,980	$18,664
Operating cash flows from finance leases	876	749
Financing cash flows from finance leases	316	344
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	50,856	17,197

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2021 and December 31, 2020 is as follows (in thousands, except as noted):

	June 30, 2021	December 31, 2020
Operating leases:
Other assets	$172,058	$136,292

Accrued expenses	34,114	22,297
Other noncurrent liabilities	142,122	116,765
Total operating lease liabilities	176,236	139,062
Finance leases:
Net property, plant and equipment	58,582	58,963

Current portion of long-term debt(a)	2,369	1,752
Long-term debt	58,168	58,543
Total finance lease liabilities	60,537	60,295
Weighted average remaining lease term (in years):
Operating leases	12.5	15.3
Finance leases	27.2	27.5
Weighted average discount rate (%):
Operating leases	3.79%	3.94%
Finance leases	4.57%	4.56%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at June 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$21,752	$1,091
2022	36,814	4,463
2023	33,521	4,463
2024	20,182	4,463
2025	14,265	4,463
Thereafter	131,613	89,916
Total lease payments	258,147	108,859
Less imputed interest	81,911	48,322
Total	$176,236	$60,537

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses. On June 1, 2021, we completed the sale of the FCS business. See Note 2, “Divestitures,” for additional information. Amounts in the “All Other” category represent activity in this business until divested on June 1, 2021.
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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest and financing expenses, income tax expenses, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net sales:
Lithium	$320,334	$283,722	$599,310	$520,540
Bromine Specialties	279,748	232,779	560,195	464,371
Catalysts	148,344	197,053	368,587	404,260
All Other	25,470	50,495	75,095	113,723
Total net sales	$773,896	$764,049	$1,603,187	$1,502,894

Adjusted EBITDA:
Lithium	$109,441	$94,536	$215,877	$173,173
Bromine Specialties	92,646	73,041	187,286	156,303
Catalysts	21,164	22,777	46,591	70,247
All Other	8,379	18,598	29,858	41,422
Corporate	(37,002)	(23,759)	(54,930)	(59,587)
Total adjusted EBITDA	$194,628	$185,193	$424,682	$381,558
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$74,593	$80,148	$8,446	$163,187	$7,972	$253,441	$424,600
Depreciation and amortization	33,497	12,498	12,718	58,713	407	2,303	61,423
Restructuring and other(a)	—	—	—	—	—	766	766
Gain on sale of business(b)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(c)	—	—	—	—	—	1,915	1,915
Interest and financing expenses(d)	—	—	—	—	—	7,152	7,152
Income tax expense	—	—	—	—	—	106,985	106,985
Non-operating pension and OPEB items	—	—	—	—	—	(5,471)	(5,471)
Albemarle Foundation contribution(e)	—	—	—	—	—	20,000	20,000
Other(f)	1,351	—	—	1,351	—	5,315	6,666
Adjusted EBITDA	$109,441	$92,646	$21,164	$223,251	$8,379	$(37,002)	$194,628
Three months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$66,038	$60,692	$10,702	$137,432	$16,425	$(68,233)	$85,624
Depreciation and amortization	28,498	12,349	12,075	52,922	2,173	2,746	57,841
Restructuring and other(a)	—	—	—	—	—	6,733	6,733
Acquisition and integration related costs(c)	—	—	—	—	—	5,470	5,470
Interest and financing expenses	—	—	—	—	—	17,852	17,852
Income tax expense	—	—	—	—	—	15,431	15,431
Non-operating pension and OPEB items	—	—	—	—	—	(2,895)	(2,895)
Other(g)	—	—	—	—	—	(863)	(863)
Adjusted EBITDA	$94,536	$73,041	$22,777	$190,354	$18,598	$(23,759)	$185,193
Six months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$144,965	$162,261	$21,362	$328,588	$27,988	$163,701	$520,277
Depreciation and amortization	65,303	25,025	25,229	115,557	1,870	6,256	123,683
Restructuring and other(a)	—	—	—	—	—	1,540	1,540
Gain on sale of business(b)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(c)	—	—	—	—	—	4,076	4,076
Interest and financing expenses(d)	—	—	—	—	—	51,034	51,034
Income tax expense	—	—	—	—	—	129,092	129,092
Non-operating pension and OPEB items	—	—	—	—	—	(10,936)	(10,936)
Albemarle Foundation contribution(e)	—	—	—	—	—	20,000	20,000
Other(f)	5,609	—	—	5,609	—	9,715	15,324
Adjusted EBITDA	$215,877	$187,286	$46,591	$449,754	$29,858	$(54,930)	$424,682
Six months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$119,278	$132,357	$45,594	$297,229	$37,271	$(141,672)	$192,828
Depreciation and amortization	53,895	23,946	24,653	102,494	4,151	4,890	111,535
Restructuring and other(a)	—	—	—	—	—	8,580	8,580
Acquisition and integration related costs(c)	—	—	—	—	—	8,426	8,426
Interest and financing expenses	—	—	—	—	—	34,737	34,737
Income tax expense	—	—	—	—	—	33,873	33,873
Non-operating pension and OPEB items	—	—	—	—	—	(5,803)	(5,803)
Other(g)	—	—	—	—	—	(2,618)	(2,618)
Adjusted EBITDA	$173,173	$156,303	$70,247	$399,723	$41,422	$(59,587)	$381,558
(a)In 2021, we recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in Selling, general and administrative expenses (“SG&A”). In 2020, we recorded severance expenses as part of business reorganization plans, impacting

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended June 30, 2020, we recorded expenses of $6.7 million in SG&A. During the six months ended June 30, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $8.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(b)See Note 2, “Divestitures,” for additional information.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Included in Interest and financing expenses is a loss on early extinguishment of debt of $1.2 million and $29.0 million for the three and six months ended June 30, 2021, respectively. See Note 8, “Long-Term Debt,” for additional information.
(e)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and the Company operates. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.
(f)Included amounts for the three months ended June 30, 2021 recorded in:
•SG&A - $4.0 million of a loss resulting from the sale of property, plant and equipment, $1.6 million of charges for an environmental reserve at a site not part of our operations and $1.4 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income (expense), net - $0.3 million of a gain resulting from the adjustment of indemnifications related to previously disposed businesses.
Included amounts for the six months ended June 30, 2021 recorded in:
•SG&A - $6.0 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other income (expense), net - $3.6 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(g)Included amounts for the three months ended June 30, 2020 recorded in:
•Other income (expense), net - $0.9 million net gain primarily relating to the sale of idle properties in Germany.
Included amounts for the six months ended June 30, 2020 recorded in:
▪Other income (expense), net - $2.7 million gain resulting from the settlement of legal matters related to a business sold and $0.8 million net gain primarily related to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Pension Benefits Cost (Credit):
Service cost	$1,172	$1,207	$2,351	$2,421
Interest cost	5,120	6,666	10,239	13,353
Expected return on assets	(10,901)	(10,028)	(21,794)	(20,091)
Amortization of prior service benefit	29	69	58	18
Total net pension benefits credit	$(4,580)	$(2,086)	$(9,146)	$(4,299)
Postretirement Benefits Cost:
Service cost	$31	$26	$62	$52
Interest cost	310	467	619	935
Total net postretirement benefits cost	$341	$493	$681	$987
Total net pension and postretirement benefits credit	$(4,239)	$(1,593)	$(8,465)	$(3,312)
All components of net benefit cost (credit), other than service cost, are included in Other income (expense), net on the consolidated statements of income.
During the three-month and six-month periods ended June 30, 2021, we made contributions of $4.2 million and $18.9 million, respectively, to our qualified and nonqualified pension plans. During the three-month and six-month periods ended

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2020, we made contributions of $2.1 million and $5.2 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.8 million and $1.4 million, respectively, in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2021, respectively. During the three-month and six-month periods ended June 30, 2020, we paid $0.8 million and $1.5 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	June 30, 2021		December 31, 2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$2,056,328	$2,259,180	$3,588,157	$3,783,225
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At June 30, 2021 and December 31, 2020, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $158.0 million and $75.4 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2021 and December 31, 2020, we had outstanding non-designated foreign currency forward contracts with notional values totaling $520.1 million and $611.1 million, respectively, hedging our exposure to various currencies including the Euro, Australian dollar, Taiwanese dollar, Chinese renminbi and Chilean peso.
The following table summarizes the fair value of our foreign currency forward contracts included in the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$—	$1,885	$7,043	$—
Not Designated as hedging instruments(b)	7,497	806	6,563	4,803
Total	$7,497	$2,691	$13,606	$4,803
(a)    Included $1.9 million in Accrued expenses at June 30, 2021 and $6.2 million in Other current assets and $0.9 million in Other assets at December 31, 2020.
(b)    Included $7.4 million in Other current assets, $0.1 million in Other assets and $0.8 million in Accrued expenses at June 30, 2021 and $6.6 million in Other current assets and $4.8 million in Accrued expenses at December 31, 2020.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and six-month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Designated as hedging instruments
Income (loss) recognized in Other comprehensive income (loss)	$823	$37,645	$(777)	$(13,815)
Not designated as hedging instruments
Income (loss) recognized in Other income (expense), net(a)	$2,048	$(2,849)	$1,857	$(8,303)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expense), net.
In addition, for the six-month periods ended June 30, 2021 and 2020, we recorded net cash settlements of $0.4 million and $19.5 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
As of June 30, 2021, there are no unrealized gains or losses related to the cash flow hedges expected to be reclassified to earnings in the next twelve months.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$244,530	$—	$—	$244,530
Investments under executive deferred compensation plan(b)	$30,278	$30,278	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,668	$—	$—	$—
Foreign currency forward contracts(e)	$7,497	$—	$7,497	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$30,278	$30,278	$—	$—
Foreign currency forward contracts(e)	$2,691	$—	$2,691	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(b)	$32,447	$32,447	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,661	$—	$—	$—
Foreign currency forward contracts(e)	$13,606	$—	$13,606	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,447	$32,447	$—	$—
Foreign currency forward contracts(e)	$4,803	$—	$4,803	$—
(a)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS sale on June 1, 2021. See Note 2, “Divestitures,” for further details on the major terms and conditions. A third-party estimate of the fair value was prepared using expected future cash flows over the period in which the asset is likely to be redeemed, applying a discount rate that appropriately captures a market participant's view of the risk associated with the investment. These are considered to be Level 3 inputs.
(b)We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(c)Primarily consists of private equity securities reported in Investments in the condensed consolidated balance sheets. The changes in fair value are reported in Other income, net, in our consolidated statements of income.
(d)Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.
(e)As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 13, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2020	$—
Additions	244,530
Ending balance at June 30, 2021	$244,530

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended June 30, 2021
Balance at March 31, 2021	$(345,591)	$—	$4,849	$(9,372)	$(350,114)
Other comprehensive income before reclassifications	20,539	—	823	—	21,362
Amounts reclassified from accumulated other comprehensive loss	25	—	—	650	675
Other comprehensive income, net of tax	20,564	—	823	650	22,037
Other comprehensive income attributable to noncontrolling interests	76	—	—	—	76
Balance at June 30, 2021	$(324,951)	$—	$5,672	$(8,722)	$(328,001)
Three months ended June 30, 2020
Balance at March 31, 2020	$(550,760)	$82,859	$(46,613)	$(11,975)	$(526,489)
Other comprehensive income (loss) before reclassifications	62,847	(5,756)	37,645	—	94,736
Amounts reclassified from accumulated other comprehensive loss	8	—	—	648	656
Other comprehensive income (loss), net of tax	62,855	(5,756)	37,645	648	95,392
Other comprehensive loss attributable to noncontrolling interests	(34)	—	—	—	(34)
Balance at June 30, 2020	$(487,939)	$77,103	$(8,968)	$(11,327)	$(431,131)
Six months ended June 30, 2021
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(7,628)	5,110	(777)	—	(3,295)
Amounts reclassified from accumulated other comprehensive loss	50	—	—	1,300	1,350
Other comprehensive (loss) income, net of tax	(7,578)	5,110	(777)	1,300	(1,945)
Amounts reclassified within accumulated other comprehensive loss	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	76	—	—	—	76
Balance at June 30, 2021	$(324,951)	$—	$5,672	$(8,722)	$(328,001)
Six months ended June 30, 2020
Balance at December 31, 2019	$(468,737)	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive loss before reclassifications	(19,139)	(3,675)	(13,815)	—	(36,629)
Amounts reclassified from accumulated other comprehensive loss	17	—	—	1,296	1,313
Other comprehensive (loss) income, net of tax	(19,122)	(3,675)	(13,815)	1,296	(35,316)
Other comprehensive loss attributable to noncontrolling interests	(80)	—	—	—	(80)
Balance at June 30, 2020	$(487,939)	$77,103	$(8,968)	$(11,327)	$(431,131)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2021 and 2020 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended June 30, 2021
Other comprehensive income, before tax	$20,568	$—	$823	$834
Income tax expense	(4)	—	—	(184)
Other comprehensive income, net of tax	$20,564	$—	$823	$650

Three months ended June 30, 2020
Other comprehensive income (loss), before tax	$62,856	$(7,401)	$37,645	$834
Income tax (expense) benefit	(1)	1,645	—	(186)
Other comprehensive income (loss), net of tax	$62,855	$(5,756)	$37,645	$648

Six months ended June 30, 2021
Other comprehensive (loss) income, before tax	$(7,570)	$6,552	$(777)	$1,668
Income tax (expense)	(8)	(1,442)	—	(368)
Other comprehensive (loss) income, net of tax	$(7,578)	$5,110	$(777)	$1,300

Six months ended June 30, 2020
Other comprehensive (loss) income, before tax	$(19,124)	$(4,726)	$(13,815)	$1,668
Income tax benefit (expense)	2	1,051	—	(372)
Other comprehensive (loss) income, net of tax	$(19,122)	$(3,675)	$(13,815)	$1,296

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales to unconsolidated affiliates	$4,998	$5,281	$10,728	$12,498
Purchases from unconsolidated affiliates(a)	$55,771	$55,149	$88,921	$131,624
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our condensed consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2021	December 31, 2020
Receivables from unconsolidated affiliates	$2,771	$4,098
Payables to unconsolidated affiliates	$37,795	$30,123

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2021	2020
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$169,532	$180,707
Non-cash proceeds from divestitures(a)	$244,530	$—
(a)Fair value of preferred equity of a Grace subsidiary received as part of proceeds for the sale of our FCS business. See Note 2, “Divestitures,” for further details.
As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred 96.2 million and $87.8 million of its construction in progress of the designated Kemerton assets during the six months ended June 30, 2021 and 2020, respectively, representing MRL’s 40% interest in the assets. Since the acquisition, we have transferred $440.3 million of construction in progress to MRL through June 30, 2021. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows. The Company expects to transfer a total of approximately $480 million over the construction of these assets, as defined in the purchase agreement.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2021 and 2020 included $28.7 million and $30.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
•product development;
•future acquisition and divestiture transactions;
•expected benefits from proposed transactions;
•timing of active and proposed projects;
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
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2021 and 2020. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. We believe our purpose is making the world safe and sustainable by powering the potential of people. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals and crop protection. We believe that our commercial and geographic diversity, technical expertise, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading market positions in those areas of the specialty chemicals industry in which we operate.
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
Second Quarter 2021
During the second quarter of 2021:
•Our board of directors declared a quarterly dividend of $0.39 per share on May 4, 2021, which was paid on July 1, 2021 to shareholders of record at the close of business as of June 11, 2021.
•We announced that we have joined the United Nations Global Compact, a voluntary leadership platform for the development, implementation and disclosure of responsible business practices, and the largest corporate sustainability initiative in the world.
•On June 1, 2021, we completed the sale of our fine chemistry services (“FCS”) business to W. R. Grace & Co. (“Grace”) for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The sale included our operations in Tyrone, Pennsylvania and South Haven, Michigan.
•On June 30, 2021, we announced the opening of our Battery Materials Innovation Center (“BMIC”) located at the Kings Mountain, North Carolina site. The BMIC is now fully operational and will support our lithium hydroxide, lithium carbonate and advanced energy storage materials growth platforms.
•Our net sales for the quarter were $773.9 million, up 1% from net sales of $764.0 million in the second quarter of 2020.
•Diluted earnings per share were $3.62, a 353% increase from second quarter of 2020 results. The second quarter of 2021 diluted earnings per share included $2.82 from the gain on the sale of our FCS business.
•Net cash provided by operations was $227.9 million in the second quarter of 2021, compared to $52.9 million the second quarter of 2020.

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
While global economic conditions have been improving, the COVID-19 pandemic continues to have an impact globally. We have not seen a material impact to our operations to date, however, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. All of our information technology systems are running as designed and all sites are operating at normal capacity while we continue to comply with all government and health agency recommendations and requirements, as well as protecting the safety of our employees and communities. We believe we have sufficient inventory to continue to produce at current levels, however, government mandated shutdowns could impact our ability to acquire additional materials and disrupt our customers’ purchases. At this time we cannot predict the expected overall financial impact of the COVID-19 pandemic on our business, but we are planning for various economic scenarios and continue to make efforts to protect the safety of our employees and the health of our business.
Lithium: We expect results to be higher year-over-year during 2021 in Lithium, due mainly to North American plant restarts, efficiency improvements and tolling, offset by higher unit costs from plant start-ups at La Negra, Chile and Kemerton, Western Australia. There is no new capacity coming online during 2021 to drive significant additional sales volume, although we expect our new plants in La Negra and Kemerton to begin producing sales in 2022. EV sales have started to rebound after a marked slowdown during the second quarter of 2020, with full year 2020 and first half 2021 showing a healthy increase in total EV sales over the prior year. We continue to keep the Wodgina spodumene mine idled until market conditions support bringing the mine back to production.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by our customers and automotive OEM’s, favorable global public policy toward e-mobility/renewable energy usage, and additional stimulus measures taken in Europe in light of the COVID-19 pandemic that we expect to strengthen EV demand. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We expect both net sales and profitability to be modestly higher in 2021 as we recover from the lower demand due to shutdowns related to the COVID-19 pandemic and ongoing cost savings initiatives. While we have not experienced a material impact from the COVID-19 pandemic to date, sales in 2020 were adversely impacted. We expect to see recovery of those sales in 2021, however, bromine volume is expected to be lower in the second half of 2021 compared to the first half due to a force majeure declaration for chlorine in the U.S.
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
Catalysts: Total Catalysts results in 2021 are expected to be down year-over-year. In the first half of 2021, both the refining catalyst and performance catalyst solutions (“PCS”) businesses were negatively impacted by the U.S. Gulf Coast winter storm. While we expect PCS volumes to improve slightly over lower 2020 levels, we expect 2021 results to be flat to slightly down year-over-year due to the impact of the storms. In addition, we expect 2021 refining catalyst volumes to be lower year-over-year resulting from a recent change in customer order patterns in North America and the impact of the U.S. Gulf Coast winter storm. The fluidized catalytic cracking (“FCC”) market is expected to gradually recover from the COVID-19 pandemic in line with increased travel and depletion of global gasoline inventories, however, demand may not return to normal levels until late 2022 at the earliest. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand and is also expected to continue to be negatively impacted as refiners defer spending into 2021 and 2022.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We also believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In PCS, we expect growth on a longer-term basis in our organometallics business due to growing global demand for plastics driven by rising standards of living and infrastructure spending. We have discontinued efforts to sell our PCS business.
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

Second Quarter 2021 Compared to Second Quarter 2020

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net sales	$773,896	$764,049	$9,847	1%
▪$25.0 million decrease in net sales resulting from the sale of the FCS business on June 1, 2021
▪$21.6 million of higher sales volume in Lithium and Bromine Specialties, partially offset by Catalysts
▪Pricing was essentially flat, primarily driven by lower Lithium pricing, offset by Bromine Specialties
▪$13.1 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Gross profit	$248,417	$233,359	$15,058	6%
Gross profit margin	32.1%	30.5%
▪Higher sales volume in Lithium and Bromine Specialties, partially offset by unfavorable pricing in Lithium
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪The second quarter of 2020 included $9.8 million of additional expense in Cost of goods sold related to the correction of errors regarding inventory values and overstated freight costs primarily from the first quarter of 2020
▪Increased freight costs in Bromine Specialties and Catalysts
▪Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Selling, general and administrative expenses	$121,516	$106,949	$14,567	14%
Percentage of Net sales	15.7%	14.0%
▪$20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
▪$4.0 million loss resulting from the sale of property, plant and equipment in 2021
▪Increase in Corporate costs primarily related to higher incentive compensation
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪$9.5 million decrease in restructuring and other expenses and acquisition and integration related costs for various significant projects

Research and Development Expenses

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Research and development expenses	$13,976	$14,210	$(234)	(2)%
Percentage of Net sales	1.8%	1.9%
Gain on Sale of Business

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Gain on sale of business	$(429,408)	$—	$(429,408)
▪Gain resulting from sale of FCS business on June 1, 2021
Interest and Financing Expenses

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Interest and financing expenses	$(7,152)	$(17,852)	$10,700	(60)%
▪Decreased debt balance as certain debt instruments were repaid in the first quarter of 2021 ▪Higher capitalized interest from continued capital expenditures in 2021
Other Income, Net

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Other income, net	$14	$(6,273)	$6,287	(100)%
•$6.9 million decrease in foreign exchange losses •$2.6 million increase in non-operating pension and OPEB benefits
Income Tax Expense

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Income tax expense	$106,985	$15,431	$91,554	593%
Effective income tax rate	20.0%	17.5%
•$97.8 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine
Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of
Jordan

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Equity in net income of unconsolidated investments	$17,998	$31,114	$(13,116)	(42)%
▪Primarily lower earnings from our Lithium segment joint venture, Windfield Holdings Pty Ltd (“Talison”), primarily driven by lower pricing and unfavorable foreign exchange impacts, partially offset by higher volumes

Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net income attributable to noncontrolling interests	$(21,608)	$(18,134)	$(3,474)	19%
▪Increase in consolidated income related to our JBC joint venture from higher sales volume
Net Income Attributable to Albemarle Corporation

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net income attributable to Albemarle Corporation	$424,600	$85,624	$338,976	396%
Percentage of Net sales	54.9%	11.2%
Basic earnings per share	$3.63	$0.81	$2.82	348%
Diluted earnings per share	$3.62	$0.80	$2.82	353%
▪Gain on sale of FCS business of $331.6 million, net of tax
▪Increased sales volume from Lithium and Bromine Specialties, partially offset by unfavorable pricing in Lithium
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Decreased interest and financing expenses due to lower debt balances
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Loss of month of sales from FCS business following the disposition on June 1, 2021
▪Increased SG&A expenses, primarily related to additional charitable contribution using proceeds from the sale of the FCS business
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Earnings per share also impacted by the underwritten public offering of our common stock in February 2021, increasing share count by 9.8 million shares

Other Comprehensive Income (loss), Net of Tax

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Other comprehensive income (loss), net of tax	$22,037	$95,392	$(73,355)	(77)%
▪Foreign currency translation and other	$20,564	$62,855	$(42,291)	(67)%
▪2021 included favorable movements in the Brazilian Real of approximately $11 million, the Chinese Renminbi of $5 million and a net favorable variance in various other currencies of $5 million
▪2020 included favorable movements in the Euro of approximately $60 million and a net unfavorable variance in various other currencies totaling approximately $7 million, partially offset by unfavorable movements in the Brazilian Real of approximately $4 million

▪Cash flow hedge	$823	$37,645	$(36,822)
▪Net investment hedge	$—	$(5,756)	$5,756	(100)%
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

The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest and financing expenses, income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended June 30,				Percentage Change
	2021	%	2020	%	2021 vs 2020
	(In thousands, except percentages)
Net sales:
Lithium	$320,334	41.4%	$283,722	37.1%	13%
Bromine Specialties	279,748	36.1%	232,779	30.5%	20%
Catalysts	148,344	19.2%	197,053	25.8%	(25)%
All Other	25,470	3.3%	50,495	6.6%	(50)%
Total net sales	$773,896	100.0%	$764,049	100.0%	1%

Adjusted EBITDA:
Lithium	$109,441	56.2%	$94,536	51.0%	16%
Bromine Specialties	92,646	47.6%	73,041	39.4%	27%
Catalysts	21,164	10.9%	22,777	12.3%	(7)%
All Other	8,379	4.3%	18,598	10.1%	(55)%
Corporate	(37,002)	(19.0)%	(23,759)	(12.8)%	(56)%
Total adjusted EBITDA	$194,628	100.0%	$185,193	100.0%	5%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$74,593	$80,148	$8,446	$163,187	$7,972	$253,441	$424,600
Depreciation and amortization	33,497	12,498	12,718	58,713	407	2,303	61,423
Restructuring and other(a)	—	—	—	—	—	766	766
Gain on sale of business(b)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(c)	—	—	—	—	—	1,915	1,915
Interest and financing expenses(d)	—	—	—	—	—	7,152	7,152
Income tax expense	—	—	—	—	—	106,985	106,985
Non-operating pension and OPEB items	—	—	—	—	—	(5,471)	(5,471)
Albemarle Foundation contribution(e)	—	—	—	—	—	20,000	20,000
Other(f)	1,351	—	—	1,351	—	5,315	6,666
Adjusted EBITDA	$109,441	$92,646	$21,164	$223,251	$8,379	$(37,002)	$194,628
Three months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$66,038	$60,692	$10,702	$137,432	$16,425	$(68,233)	$85,624
Depreciation and amortization	28,498	12,349	12,075	52,922	2,173	2,746	57,841
Restructuring and other(a)	—	—	—	—	—	6,733	6,733
Acquisition and integration related costs(c)	—	—	—	—	—	5,470	5,470
Gain on sale of property	—	—	—	—	—	—	—
Interest and financing expenses	—	—	—	—	—	17,852	17,852
Income tax expense	—	—	—	—	—	15,431	15,431
Non-operating pension and OPEB items	—	—	—	—	—	(2,895)	(2,895)
Other(g)	—	—	—	—	—	(863)	(863)
Adjusted EBITDA	$94,536	$73,041	$22,777	$190,354	$18,598	$(23,759)	$185,193
(a)In 2021, we recorded facility closure costs related to offices in Germany, and severance expenses in Germany and Belgium, in Selling, general and administrative expenses (“SG&A”) related to offices in Germany. In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended June 30, 2020, we recorded expenses of $6.7 million in SG&A. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(b)Gain resulting from the sale of the FCS business in the second quarter of 2021.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Included in Interest and financing expenses is a loss on early extinguishment of debt of $1.2 million. See Note 8, “Long-Term Debt,” for additional information.
(e)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.
(f)Included amounts for the three months ended June 30, 2021 recorded in:
•SG&A - $4.0 million of a loss resulting from the sale of property, plant and equipment, $1.6 million of charges for an environmental reserve at a site not part of our operations and $1.4 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other (expense) income, net - $0.3 million of a gain resulting from the adjustment of indemnifications related to previously disposed businesses.
(g)Included amounts for the three months ended June 30, 2020 recorded in:
•Other (expense) income, net - $0.9 million net gain primarily relating to the sale of idle properties in Germany.

Lithium

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net sales	$320,334	$283,722	$36,612	13%
▪$47.1 million of higher sales volume, driven by some customers accelerating orders under long-term commitments in hydroxide
▪$18.1 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to lower contract pricing
▪$7.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$109,441	$94,536	$14,905	16%
▪Higher sales volume, partially offset by unfavorable pricing impacts
▪Higher spodumene volumes at the Talison joint venture
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪$4.5 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine Specialties

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net sales	$279,748	$232,779	$46,969	20%
▪$26.0 million of higher sales volume related to increased demand across all products
▪$17.2 million of favorable pricing impacts, primarily in the flame retardants division
▪$3.7 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$92,646	$73,041	$19,605	27%
▪Higher sales volume and favorable pricing impacts as a result of a favorable first quarter 2021 customer mix
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increased freight costs
▪$3.3 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Catalysts

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net sales	$148,344	$197,053	$(48,709)	(25)%
▪$51.5 million of lower sales volume, primarily from clean fuel technologies due to timing of shipments
▪$0.9 million of favorable pricing impacts, primarily in PCS, partially offset by FCC
▪$1.8 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$21,164	$22,777	$(1,613)	(7)%
▪Lower sales volume, primarily from clean fuel technologies due to timing of shipments
▪Increased freight costs
▪The second quarter of 2020 included $12.0 million of additional expense related to the correction of errors primarily regarding inventory values and overstated freight costs primarily from the first quarter of 2020
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪Favorable PCS volume and price
▪$1.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

All Other

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Net sales	$25,470	$50,495	$(25,025)	(50)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$8,379	$18,598	$(10,219)	(55)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021

Corporate

In thousands	Q2 2021	Q2 2020	$ Change	% Change
Adjusted EBITDA	$(37,002)	$(23,759)	$(13,243)	(56)%
▪$6.1 million of unfavorable currency exchange impacts, including a $13.0 million decrease in foreign exchange impacts from our Talison joint venture ▪Increase in incentive compensation costs
First Six Months 2021 Compared to First Six Months 2020

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$1,603,187	$1,502,894	$100,293	7%
▪$38.5 million decrease in net sales from the FCS business, which was sold on June 1, 2021
▪$135.9 million of higher sales volume from reportable segments, primarily in Lithium and Bromine Specialties, partially offset by Catalysts
▪$27.1 million of unfavorable pricing from reportable segments, primarily driven by Lithium, partially offset by Bromine Specialties
▪$30.1 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Gross profit	$512,104	$475,377	$36,727	8%
Gross profit margin	31.9%	31.6%
▪Higher sales volume in Lithium and Bromine Specialties, partially offset by unfavorable pricing in Lithium
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪Increased production and utility costs of approximately $23 million in Bromine Specialties and Catalysts resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs in Bromine Specialties and Catalysts
▪Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Selling, general and administrative expenses	$214,703	$208,826	$5,877	3%
Percentage of Net sales	13.4%	13.9%
▪$20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
▪$6.0 million of expenses in 2021 primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements
▪$4.0 million loss resulting from the sale of property, plant and equipment
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪$11.0 million decrease in restructuring and other expenses, and acquisition and integration related costs for various significant projects

Research and Development Expenses

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Research and development expenses	$28,612	$30,307	$(1,695)	(6)%
Percentage of Net sales	1.8%	2.0%
▪Decreased research and development spend in each of the reportable segments

Gain on Sale of Business

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Gain on sale of business	$(429,408)	$—	$(429,408)
▪Gain resulting from sale of FCS business on June 1, 2021
Interest and Financing Expenses

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Interest and financing expenses	$(51,034)	$(34,737)	$(16,297)	47%
▪$29.0 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021
▪Partially offset by decreased debt balance as certain debt instruments were repaid in the first quarter of 2021
▪Higher capitalized interest from continued capital expenditures in 2021

Other Income, Net

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Other income, net	$11,326	$2,041	$9,285	455%
•$9.8 million decrease in foreign exchange losses
•$5.1 million increase in non-operating pension and OPEB benefits
•$3.6 million expense related to asset retirement obligation charges in 2021
•$2.7 million gain resulting from the settlement of legal matters in 2020

Income Tax Expense

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Income tax expense	$129,092	$33,873	$95,219	281%
Effective income tax rate	19.6%	16.6%
•$97.8 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•Change in geographic mix of earnings, mainly attributable to our share of the income of our Jordan Bromine
Company Limited (“JBC”) joint venture, a Free Zones company under the laws of the Hashemite Kingdom of
Jordan
•2021 includes certain discrete tax benefits, partially offset by expense due to an out-of-period adjustment for an overstated deferred tax liability recorded during the three-month period ended December 31, 2017

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Equity in net income of unconsolidated investments	$34,509	$57,718	$(23,209)	(40)%
▪Primarily lower earnings from our Lithium segment joint venture, Talison, primarily driven by lower pricing and unfavorable foreign exchange impacts, partially offset by higher volumes
Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net income attributable to noncontrolling interests	$(43,629)	$(34,565)	$(9,064)	26%
▪Increase in consolidated income related to our JBC joint venture from higher sales volume

Net Income Attributable to Albemarle Corporation

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net income attributable to Albemarle Corporation	$520,277	$192,828	$327,449	170%
Percentage of Net sales	32.5%	12.8%
Basic earnings per share	$4.54	$1.81	$2.73	151%
Diluted earnings per share	$4.51	$1.81	$2.70	149%
▪Gain on sale of FCS business of $331.6 million, net of tax
▪Increased sales volume from Lithium and Bromine Specialties, partially offset by unfavorable pricing in Lithium
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Decreased interest and financing expenses due to lower debt balances
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Loss of month of sales from FCS business following the disposition on June 1, 2021
▪Increased production and utility costs in Bromine Specialties and Catalysts resulting from the winter storms in the southern U.S.
▪Increased SG&A expenses, primarily related to additional charitable contribution using proceeds from the sale of the FCS business
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Earnings per share also impacted by the underwritten public offering of our common stock in February 2021, increasing share count by 9.8 million shares

Other Comprehensive Income (loss), Net of Tax

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Other comprehensive income (loss), net of tax	$(1,945)	$(35,316)	$33,371	(94)%
▪Foreign currency translation and other	$(7,578)	$(19,122)	$11,544	(60)%
▪2021 included unfavorable movements in the Euro of approximately $11 million and the Japanese Yen of approximately $5 million, partially offset by favorable movements in the Brazilian Real of approximately $5 million and the Chinese Remninbi of approximately $4 million
▪2020 included unfavorable movements in the Brazilian Real of approximately $20 million, and a net unfavorable movement in various other currencies totaling approximately $4 million, partially offset by favorable movements in the Euro of approximately $5 million

▪Cash flow hedge	$(777)	$(13,815)	$13,038
▪Net investment hedge	$5,110	$(3,675)	$8,785	(239)%

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses.

	Six Months Ended June 30,				Percentage Change
	2021	%	2020	%	2021 vs 2020
	(In thousands, except percentages)
Net sales:
Lithium	$599,310	37.4%	$520,540	34.6%	15%
Bromine Specialties	560,195	34.9%	464,371	30.9%	21%
Catalysts	368,587	23.0%	404,260	26.9%	(9)%
All Other	75,095	4.7%	113,723	7.6%	(34)%
Total net sales	$1,603,187	100.0%	$1,502,894	100.0%	7%

Adjusted EBITDA:
Lithium	$215,877	50.8%	$173,173	45.4%	25%
Bromine Specialties	187,286	44.1%	156,303	41.0%	20%
Catalysts	46,591	11.0%	70,247	18.4%	(34)%
All Other	29,858	7.0%	41,422	10.8%	(28)%
Corporate	(54,930)	(12.9)%	(59,587)	(15.6)%	8%
Total adjusted EBITDA	$424,682	100.0%	$381,558	100.0%	11%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$144,965	$162,261	$21,362	$328,588	$27,988	$163,701	$520,277
Depreciation and amortization	65,303	25,025	25,229	115,557	1,870	6,256	123,683
Restructuring and other(a)	—	—	—	—	—	1,540	1,540
Gain on sale of business(b)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(c)	—	—	—	—	—	4,076	4,076
Interest and financing expenses(d)	—	—	—	—	—	51,034	51,034
Income tax expense	—	—	—	—	—	129,092	129,092
Non-operating pension and OPEB items	—	—	—	—	—	(10,936)	(10,936)
Albemarle Foundation contribution(e)	—	—	—	—	—	20,000	20,000
Other(f)	5,609	—	—	5,609	—	9,715	15,324
Adjusted EBITDA	$215,877	$187,286	$46,591	$449,754	$29,858	$(54,930)	$424,682
Six months ended June 30, 2020
Net income (loss) attributable to Albemarle Corporation	$119,278	$132,357	$45,594	$297,229	$37,271	$(141,672)	$192,828
Depreciation and amortization	53,895	23,946	24,653	102,494	4,151	4,890	111,535
Restructuring and other(a)	—	—	—	—	—	8,580	8,580
Acquisition and integration related costs(b)	—	—	—	—	—	8,426	8,426
Interest and financing expenses	—	—	—	—	—	34,737	34,737
Income tax expense	—	—	—	—	—	33,873	33,873
Non-operating pension and OPEB items	—	—	—	—	—	(5,803)	(5,803)
Other(g)	—	—	—	—	—	(2,618)	(2,618)
Adjusted EBITDA	$173,173	$156,303	$70,247	$399,723	$41,422	$(59,587)	$381,558
(a)In 2021, we recorded facility closure costs related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A. In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the six months ended June 30, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $8.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(b)Gain resulting from the sale of the FCS business in the second quarter of 2021.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Included in Interest and financing expenses is a loss on early extinguishment of debt of $29.0 million for the six months ended June 30, 2021. See Note 8, “Long-Term Debt,” for additional information.
(e)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.
(f)Included amounts for the six months ended June 30, 2021 recorded in:
•SG&A - $6.0 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other income (expense), net - $3.6 million of expenses primarily related to asset retirement obligation charges to update an estimate at a site formerly owned by Albemarle.
(g)Included amounts for the six months ended June 30, 2020 recorded in:
•Other income (expense), net - $2.7 million gain resulting from the settlement of legal matters related to a business sold and $0.8 million net gain primarily related to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

Lithium

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$599,310	$520,540	$78,770	15%
▪$114.1 million of higher sales volume, driven by some customers accelerating orders under long-term commitments in hydroxide
▪$50.6 million of unfavorable pricing impacts, primarily in battery- and tech-grade carbonate due to lower contract pricing
▪$15.2 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$215,877	$173,173	$42,704	25%
▪Higher sales volume, partially offset by unfavorable pricing impacts
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪$6.9 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine Specialties

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$560,195	$464,371	$95,824	21%
▪$60.0 million of higher sales volume related to increased demand across all products
▪$28.2 million of favorable pricing impacts, primarily in the flame retardants division and as a result of a favorable 2021 customer mix
▪$7.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$187,286	$156,303	$30,983	20%
▪Higher sales volume and favorable pricing impacts as a result of a favorable 2021 customer mix
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increased production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs
▪$6.9 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Catalysts

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$368,587	$404,260	$(35,673)	(9)%
▪$38.2 million of lower sales volume, primarily from lower demand in clean fuel technologies
▪$4.7 million of unfavorable pricing impacts, primarily in FCC
▪$7.2 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$46,591	$70,247	$(23,656)	(34)%
▪Lower sales volume, primarily from lower demand in clean fuel technologies, as well as unfavorable pricing impacts, primarily in FCC
▪Increased production and utility costs of approximately $17 million resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs

All Other

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$75,095	$113,723	$(38,628)	(34)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$29,858	$41,422	$(11,564)	(28)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021

Corporate

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Adjusted EBITDA	$(54,930)	$(59,587)	$4,657	8%
▪$7.2 million of favorable currency exchange impacts, including a $2.6 million decrease in foreign currency impacts from our Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs

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
Cash Flow
During the first six months of 2021, cash on hand, cash provided by operations, net cash proceeds of $290.5 million from the sale of the FCS business and the $1.5 billion net proceeds from our underwritten public offering of common stock funded $396.9 million of capital expenditures for plant, machinery and equipment, debt principal payments of approximately $1.5 billion, early extinguishment of debt fees of $24.9 million and dividends to shareholders of $86.6 million. Our operations provided $385.9 million of cash flows during the first six months of 2021, as compared to $207.9 million for the first six months of 2020. The change compared to prior year was primarily due to a positive change in working capital flows of $164.5 million, increased sales in each of our Lithium and Bromine Specialties segments and higher dividends received from unconsolidated investments. The inflow from working capital in 2021 was primarily driven by lower receivables and higher payables balances due to the timing of the collection and payments. Overall, our cash and cash equivalents increased by $76.8 million to $823.6 million at June 30, 2021 from $746.7 million at December 31, 2020.
On June 1, 2021, we completed the sale of our FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity, guaranteed by Grace, can be redeemed by Grace at any time and will accrue payment-in-kind dividends at an annual rate of 12% beginning on June 1, 2023, two years after issuance.
On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock at a price to the public of $153.00 per share. We also granted to the underwriters an option to purchase up to an additional 1,274,509 shares, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. In the first quarter of 2021, we made the following debt principal payments using the net proceeds from this underwritten public offering:
•€123.8 million of the 1.125% notes due in November 2025
•€393.0 million, the remaining balance, of the 1.875% Senior notes originally due in December 2021
•$128.4 million of the 3.45% Senior notes due in November 2029
•$200.0 million, the remaining balance, of the floating rate notes originally due in November 2022
•€183.3 million, the outstanding balance, of the 2019 Credit Facility
•$325.0 million, the outstanding balance, of the commercial paper notes
Capital expenditures for the six-month period ended June 30, 2021 of $396.9 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $850 million and $950 million in 2021, primarily for Lithium growth and capacity increases, primarily in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Our La Negra, Chile plant is entering the commissioning and qualification stage in the second half of 2021. We currently expect to complete construction of train I of our Kermerton,

Australia by, or shortly after, year-end 2021. Train II construction is expected to be completed by the end of the first quarter of 2022. Commercial sales volume from both of these plants will begin in 2022.
Net current assets were $1.17 billion and $404.3 million at June 30, 2021 and December 31, 2020, respectively. The increase is primarily due to the repayment of the current portion of long-term debt using proceeds from our underwritten public offering of our common stock, partially offset by the use of cash for capital expenditures. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 25, 2021, we increased our quarterly dividend rate to $0.39 per share, an increase from the quarterly rate of $0.385 per share paid in 2020. On May 4, 2021, we declared a cash dividend of $0.39, which was paid on July 1, 2021 to shareholders of record at the close of business as of June 11, 2021.
At June 30, 2021 and December 31, 2020, our cash and cash equivalents included $368.0 million and $492.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first six months of 2021 or 2020.
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
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 and further amended on May 11,2020 (the “2018 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of June 30, 2021. As of June 30, 2021 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into the $1.2 billion 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility terminates on December 10, 2021, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the amended 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.125% to 1.750%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.375% as of June 30, 2021. In March 2021, the Company repaid the outstanding balance of €183.3 million under the 2019 Credit Facility. Following the completion of the sale of the FCS business, the Company is permitted up to two additional borrowings in an aggregate amount equal to $270 million for general corporate purposes.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. In March 2021 we repaid all outstanding Commercial Paper Notes and had none outstanding at June 30, 2021.
The non-current portion of our long-term debt amounted to $2.04 billion at June 30, 2021, compared to $2.77 billion at December 31, 2020. In addition, at June 30, 2021, we had availability to borrow $1.3 billion under our commercial paper program and the Credit Agreements, and $132.0 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at June 30, 2021, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $87.7 million at June 30, 2021. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures noted above from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the debt repayments made in the first quarter of 2021, as noted above. Following the debt repayments, our annual maturities of long-term debt at June 30, 2021 and our expected interest payments on those long-term debt obligations are as follows (in millions):

	Maturities of Long-term Debt	Expected Interest Payments
Remainder of 2021	$0.6	$36.3
2022	—	57.4
2023	—	57.4
2024	425.0	55.9
2025	450.1	39.3
Thereafter	1,183.8	413.7
For variable-rate debt obligations, projected interest payments are calculated using the June 30, 2021 weighted average interest rate of approximately 0.36%.
Total expected 2021 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, should approximate $25 million, including contributions expected to be made in 2020 that were deferred to 2021. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $18.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2021.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $13.1 million at June 30, 2021 and $14.7 million at December 31, 2020. Related assets for corresponding offsetting benefits recorded in Other assets totaled $22.5 million at June 30, 2021 and $24.1 million at December 31, 2020. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2021 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
We had cash and cash equivalents totaling $823.6 million at June 30, 2021, of which $368.0 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.

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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net sales(a)	$752,132	$1,621,651
Gross profit	151,181	357,431
Income (loss) before income taxes and equity in net income of unconsolidated investments(b)(c)	299,183	(205,486)
Net income (loss) attributable to the Parent Guarantor and the Issuer	218,294	(222,097)
(a)    Includes net sales to Non-Guarantors of $406.1 million and $893.5 million for the six months ended ended June 30, 2021 and year ended December 31, 2020, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $68.4 million and $132.7 million for the six months ended ended June 30, 2021 and year ended December 31, 2020, respectively.
(c)    The six months ended ended June 30, 2021 includes the Parent Guarantor’s portion of gain on sale of the FCS business on June 1, 2021.

Summarized Balance Sheet

$ in thousands	June 30, 2021	December 31, 2020
Current assets(a)	$1,264,129	$1,194,278
Net property, plant and equipment	2,714,368	2,621,012
Other noncurrent assets	525,381	305,544

Current liabilities(b)	$1,362,313	$2,236,233
Long-term debt	995,480	1,321,413
Other noncurrent liabilities(c)	7,324,745	7,317,103
(a)    Includes receivables from Non-Guarantors of $505.1 million and $548.9 million at June 30, 2021 and December 31, 2020, respectively.
(b)    Includes current payables to Non-Guarantors of $943.0 million and $975.0 million at June 30, 2021 and December 31, 2020, respectively.
(c)    Includes noncurrent payables to Non-Guarantors of $6.6 billion at June 30, 2021 and December 31, 2020.

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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Net sales(a)	$752,132	$1,621,651
Gross profit	160,039	375,138
Income (loss) before income taxes and equity in net income of unconsolidated investments(b)	326,656	(124,464)
Net income (loss) attributable to the Subsidiary Guarantor and the Parent Issuer	240,798	(152,509)
(a)    Includes net sales to Non-Guarantors of $406.1 million and $893.5 million for the six months ended ended June 30, 2021 and year ended December 31, 2020, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $45.6 million and $57.2 million for the six months ended ended June 30, 2021 and year ended December 31, 2020, respectively.
(c)    The six months ended ended June 30, 2021 includes the Parent Issuer’s portion of gain on sale of the FCS business on June 1, 2021.

Summarized Balance Sheet

$ in thousands	June 30, 2021	December 31, 2020
Current assets(a)	$1,122,126	$1,315,110
Net property, plant and equipment	721,928	770,230
Other non-current assets(b)	1,553,934	970,268

Current liabilities(c)	$1,323,229	$2,133,548
Long-term debt	1,808,445	2,404,193
Other noncurrent liabilities(c)	6,612,424	6,468,644
(a)    Includes receivables from Non-Guarantors of $396.3 million and $705.1 million at June 30, 2021 and December 31, 2020, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.0 billion and $673.0 million at June 30, 2021 and December 31, 2020, respectively.
(c)    Includes current payables to Non-Guarantors of $931.7 million and $983.3 million at June 30, 2021 and December 31, 2020, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.9 billion and $5.7 billion at June 30, 2021 and December 31, 2020, respectively.
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
We had variable interest rate borrowings of $7.2 million outstanding at June 30, 2021, bearing a weighted average interest rate of 0.36% and representing less than 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of June 30, 2021. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $678.1 million and with a fair value representing a net asset position of $4.8 million at June 30, 2021. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2021, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $21.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $17.6 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2021, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits.
(a) Exhibits

#*10.1	Fourth Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2021, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the six months ended June 30, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2021 and 2020, (iii) the Condensed Consolidated Balance Sheets at June 30, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 4, 2021	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)