Form 10-Q
period 2021-09-30
ALBEMARLE CORP
filed 2021-11-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2021
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
Number of shares of common stock, $.01 par value, outstanding as of October 29, 2021: 116,976,318

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$830,566	$746,868	$2,433,753	$2,249,762
Cost of goods sold	581,293	492,812	1,672,376	1,520,329
Gross profit	249,273	254,056	761,377	729,433
Selling, general and administrative expenses	103,477	96,092	318,180	304,918
Research and development expenses	13,289	13,532	41,901	43,839
Gain on sale of business	984	—	(428,424)	—
Operating profit	131,523	144,432	829,720	380,676
Interest and financing expenses	(5,136)	(19,227)	(56,170)	(53,964)
Other expense, net	(643,196)	(3,661)	(631,870)	(1,620)
(Loss) income before income taxes and equity in net income of unconsolidated investments	(516,809)	121,544	141,680	325,092
Income tax (benefit) expense	(114,670)	30,653	14,422	64,526
(Loss) income before equity in net income of unconsolidated investments	(402,139)	90,891	127,258	260,566
Equity in net income of unconsolidated investments (net of tax)	27,706	26,154	62,215	83,872
Net (loss) income	(374,433)	117,045	189,473	344,438
Net income attributable to noncontrolling interests	(18,348)	(18,744)	(61,977)	(53,309)
Net (loss) income attributable to Albemarle Corporation	$(392,781)	$98,301	$127,496	$291,129
Basic (loss) earnings per share	$(3.36)	$0.92	$1.10	$2.74
Diluted (loss) earnings per share	$(3.36)	$0.92	$1.10	$2.73
Weighted-average common shares outstanding – basic	116,965	106,386	115,455	106,314
Weighted-average common shares outstanding – diluted	116,965	106,873	116,140	106,640
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net (loss) income	$(374,433)	$117,045	$189,473	$344,438
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(39,274)	37,499	(46,852)	18,377
Net investment hedge	—	(12,408)	5,110	(16,083)
Cash flow hedge	214	6,993	(563)	(6,822)
Interest rate swap	651	647	1,951	1,943
Total other comprehensive (loss) income, net of tax	(38,409)	32,731	(40,354)	(2,585)
Comprehensive (loss) income	(412,842)	149,776	149,119	341,853
Comprehensive income attributable to noncontrolling interests	(18,374)	(18,811)	(61,927)	(53,456)
Comprehensive (loss) income attributable to Albemarle Corporation	$(431,216)	$130,965	$87,192	$288,397
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$595,049	$746,724
Trade accounts receivable, less allowance for doubtful accounts (2021 – $2,574; 2020 – $2,083)	520,746	530,838
Other accounts receivable	56,298	61,958
Inventories	745,598	750,237
Other current assets	160,415	116,427
Total current assets	2,078,106	2,206,184
Property, plant and equipment, at cost	7,783,962	7,427,641
Less accumulated depreciation and amortization	2,128,485	2,073,016
Net property, plant and equipment	5,655,477	5,354,625
Investments	902,504	656,244
Other assets	251,786	219,268
Goodwill	1,623,471	1,665,520
Other intangibles, net of amortization	320,981	349,105
Total assets	$10,832,325	$10,450,946
Liabilities And Equity
Current liabilities:
Accounts payable	$545,922	$483,221
Accrued expenses	956,506	440,763
Current portion of long-term debt	611	804,677
Dividends payable	45,450	40,937
Income taxes payable	42,553	32,251
Total current liabilities	1,591,042	1,801,849
Long-term debt	2,021,487	2,767,381
Postretirement benefits	47,020	48,075
Pension benefits	299,875	340,818
Other noncurrent liabilities	617,488	629,377
Deferred income taxes	360,181	394,852
Commitments and contingencies (Note 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 116,976 in 2021 and 106,842 in 2020	1,170	1,069
Additional paid-in capital	2,913,383	1,438,038
Accumulated other comprehensive loss	(366,436)	(326,132)
Retained earnings	3,145,999	3,155,252
Total Albemarle Corporation shareholders’ equity	5,694,116	4,268,227
Noncontrolling interests	201,116	200,367
Total equity	5,895,232	4,468,594
Total liabilities and equity	$10,832,325	$10,450,946
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at July 1, 2021	116,944,511	$1,169	$2,907,981	$(328,001)	$3,584,400	$6,165,549	$200,222	$6,365,771
Net (loss) income					(392,781)	(392,781)	18,348	(374,433)
Other comprehensive (loss) income				(38,435)		(38,435)	26	(38,409)
Cash dividends declared, $0.39 per common share					(45,620)	(45,620)	(17,480)	(63,100)
Stock-based compensation			4,203			4,203		4,203
Fees related to public issuance of common stock			23			23		23
Exercise of stock options	22,226	1	1,884			1,885		1,885
Issuance of common stock, net	12,688	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(3,107)	—	(708)			(708)		(708)
Balance at September 30, 2021	116,976,318	$1,170	$2,913,383	$(366,436)	$3,145,999	$5,694,116	$201,116	$5,895,232

Balance at July 1, 2020	106,336,982	$1,064	$1,400,105	$(431,131)	$3,054,434	$4,024,472	$181,689	$4,206,161
Net income					98,301	98,301	18,744	117,045
Other comprehensive income				32,664		32,664	67	32,731
Cash dividends declared, $0.385 per common share					(40,986)	(40,986)	—	(40,986)
Stock-based compensation			5,098			5,098		5,098
Exercise of stock options	96,356	1	6,115			6,116		6,116
Issuance of common stock, net	33,798	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(10,088)	—	(784)			(784)		(784)
Balance at September 30, 2020	106,457,048	$1,065	$1,410,534	$(398,467)	$3,111,749	$4,124,881	$200,500	$4,325,381

Balance at January 1, 2021	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					127,496	127,496	61,977	189,473
Other comprehensive loss				(40,304)		(40,304)	(50)	(40,354)
Cash dividends declared, $1.17 per common share					(136,749)	(136,749)	(61,178)	(197,927)
Stock-based compensation			13,981			13,981		13,981
Fees related to public issuance of common stock			(888)			(888)		(888)
Exercise of stock options	263,875	3	16,217			16,220		16,220
Issuance of common stock, net	9,918,778	99	1,453,789			1,453,888		1,453,888
Withholding taxes paid on stock-based compensation award distributions	(48,704)	(1)	(7,754)			(7,755)		(7,755)
Balance at September 30, 2021	116,976,318	$1,170	$2,913,383	$(366,436)	$3,145,999	$5,694,116	$201,116	$5,895,232

Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					291,129	291,129	53,309	344,438
Other comprehensive (loss) income				(2,732)		(2,732)	147	(2,585)
Cash dividends declared, $1.155 per common share					(122,858)	(122,858)	(14,286)	(137,144)
Stock-based compensation			14,970			14,970		14,970
Exercise of stock options	300,833	3	16,922			16,925		16,925
Issuance of common stock, net	179,368	2	(2)			—		—
Withholding taxes paid on stock-based compensation award distributions	(63,368)	(1)	(4,802)			(4,803)		(4,803)
Balance at September 30, 2020	106,457,048	$1,065	$1,410,534	$(398,467)	$3,111,749	$4,124,881	$200,500	$4,325,381
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash and cash equivalents at beginning of year	$746,724	$613,110
Cash flows from operating activities:
Net income	189,473	344,438
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	185,765	170,214
Gain on sale of business	(428,424)	—
Stock-based compensation and other	14,668	15,864
Equity in net income of unconsolidated investments (net of tax)	(62,215)	(83,872)
Dividends received from unconsolidated investments and nonmarketable securities	43,374	61,309
Pension and postretirement benefit	(12,451)	(4,975)
Pension and postretirement contributions	(24,145)	(10,323)
Unrealized gain on investments in marketable securities	(3,912)	(3,377)
Loss on early extinguishment of debt	28,955	—
Deferred income taxes	(38,924)	7,920
Working capital changes	456,405	(167,436)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	135,928	131,929
Other, net	6,089	23
Net cash provided by operating activities	490,586	461,714
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(22,572)
Capital expenditures	(652,739)	(621,371)
Cash proceeds from divestitures, net	289,791	—
Sales of marketable securities, net	4,407	1,208
Investments in equity and other corporate investments	(286)	(786)
Net cash used in investing activities	(358,827)	(643,521)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,453,888	—
Repayments of long-term debt and credit agreements	(1,173,823)	(250,000)
Proceeds from borrowings of credit agreements	—	452,163
Other debt (repayments) borrowings, net	(327,292)	202,786
Fees related to early extinguishment of debt	(24,877)	—
Dividends paid to shareholders	(132,236)	(120,836)
Dividends paid to noncontrolling interests	(61,178)	(14,286)
Proceeds from exercise of stock options	16,220	16,925
Withholding taxes paid on stock-based compensation award distributions	(7,755)	(4,803)
Other	(1,384)	(2,751)
Net cash (used in) provided by financing activities	(258,437)	279,198
Net effect of foreign exchange on cash and cash equivalents	(24,997)	(8,428)
(Decrease) increase in cash and cash equivalents	(151,675)	88,963
Cash and cash equivalents at end of period	$595,049	$702,073
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of September 30, 2021 and December 31, 2020, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three- and nine-month periods ended September 30, 2021 and 2020 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2021 and 2020. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2021. The December 31, 2020 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
Cost of goods sold for the three-month period ended September 30, 2021 includes expense of $13.5 million for the correction of out-of-period errors regarding misstated inventory foreign exchange values relating to prior periods. These misstatements in prior periods (understated) overstated Cost of goods sold by ($18.3) million and $9.6 million for the years ended December 31, 2020 and 2019, respectively, and ($4.8) million for the six months ended June 30, 2021. In addition, Income tax expense for the nine-month period ended September 30, 2021 includes expense of $7.9 million due to the correction of an out-of-period error regarding an overstated deferred tax liability for the three-month period ended December 31, 2017. The Company does not believe these are material to the consolidated financial statements for any of the prior periods presented or to the three-month period ended September 30, 2021.
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

NOTE 2—Acquisitions:
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. The plant is currently in the commissioning stage and is expected to begin commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in early 2022.

NOTE 3—Divestitures:
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
As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. During the nine-month period ended September 30, 2021 we recorded a gain of $428.4 million ($330.9 million after taxes) related to the sale of this business.
We determined that this business met the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment during the first quarter of 2021. The results of operations of the business classified as held for sale are included in the consolidated statements of income through June 1, 2021. This business did not qualify for discontinued operations treatment

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2021 (in thousands):

	Lithium	Bromine Specialties	Catalysts	All Other	Total
Balance at December 31, 2020	$1,441,781	$20,319	$196,834	$6,586	$1,665,520
Divestitures(a)	—	—	—	(6,586)	(6,586)
Foreign currency translation adjustments	(27,623)	—	(7,840)	—	(35,463)
Balance at September 30, 2021	$1,414,158	$20,319	$188,994	$—	$1,623,471
(a)    Represents goodwill of the FCS business. See Note 3, “Divestitures,” for additional information.

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2021 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2020	$448,748	$18,710	$58,096	$39,864	$565,418
Divestitures(b)	—	—	—	(1,473)	(1,473)
Foreign currency translation adjustments and other	(12,075)	(484)	(507)	(1,070)	(14,136)
Balance at September 30, 2021	$436,673	$18,226	$57,589	$37,321	$549,809
Accumulated Amortization
Balance at December 31, 2020	$(147,286)	$(8,176)	$(39,500)	$(21,351)	$(216,313)
Amortization	(17,342)	—	(1,095)	(674)	(19,111)
Divestitures(b)	—	—	—	1,457	1,457
Foreign currency translation adjustments and other	4,023	111	685	320	5,139
Balance at September 30, 2021	$(160,605)	$(8,065)	$(39,910)	$(20,248)	$(228,828)
Net Book Value at December 31, 2020	$301,462	$10,534	$18,596	$18,513	$349,105
Net Book Value at September 30, 2021	$276,068	$10,161	$17,679	$17,073	$320,981
(a)    Net Book Value includes only indefinite-lived intangible assets.
(b)    Represents other intangibles of the FCS business. See Note 3, “Divestitures,” for additional information.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2021 was 22.2% and 10.2% compared to 25.2% and 19.8% for the three-month and nine-month periods ended September 30, 2020, respectively. The three- and nine-month periods ended September 30, 2021 include a tax benefit of $152.9 million related to an accrual recorded as a subsequent event for a legal arbitration ruling in October 2021. See Note 10, “Commitments and Contingencies,” for further details of this legal matter. The nine-month period ended September 30, 2021 also includes discrete tax expenses related to global intangible low-taxed income, tax expense due to an out-of-period adjustment regarding an overstated deferred tax liability recorded during the three-month period ended December 31, 2017 and foreign uncertain tax positions, partially offset by tax benefits related to the release of a foreign valuation allowance, excess tax benefits realized from stock-based compensation arrangements, and the revaluation of deferred taxes due to tax rate changes. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The difference between the U.S. federal

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2021 and September 30, 2020 was impacted by a variety of factors, primarily stemming from the location in which income was earned. In addition, the nine-month period ended September 30, 2021 includes $97.5 million in tax expense recorded for the gain on the sale of the FCS business, offset by the tax benefit for the legal arbitration ruling noted above and a benefit from foreign rate differences.

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2021 and 2020 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(392,781)	$98,301	$127,496	$291,129
Denominator:
Weighted-average common shares for basic earnings per share	116,965	106,386	115,455	106,314
Basic (loss) earnings per share	$(3.36)	$0.92	$1.10	$2.74

Diluted earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(392,781)	$98,301	$127,496	$291,129
Denominator:
Weighted-average common shares for basic earnings per share	116,965	106,386	115,455	106,314
Incremental shares under stock compensation plans	—	487	685	326
Weighted-average common shares for diluted earnings per share	116,965	106,873	116,140	106,640
Diluted (loss) earnings per share	$(3.36)	$0.92	$1.10	$2.73

On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock, par value $0.01 per share, at a price to the public of $153.00 per share. The Company also granted to the underwriters an option to purchase up to an additional 1,274,509 shares, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. The net proceeds were used for debt repayments and general corporate purposes. See Note 9, “Long-Term Debt,” for further details.
On July 20, 2021, the Company declared a cash dividend of $0.39, an increase from the prior year regular quarterly dividend. This dividend was paid on October 1, 2021 to shareholders of record at the close of business as of September 17, 2021. On October 25, 2021, the Company declared a cash dividend of $0.39 per share, which is payable on January 3, 2022 to shareholders of record at the close of business as of December 17, 2021.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at September 30, 2021 and December 31, 2020 (in thousands):

	September 30,	December 31,
	2021	2020
Finished goods	$426,616	$454,162
Raw materials and work in process(a)	240,881	219,896
Stores, supplies and other	78,101	76,179
Total	$745,598	$750,237

(a)Included $145.0 million and $129.6 million at September 30, 2021 and December 31, 2020, respectively, of work in process in our Lithium segment.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $469.4 million and $479.6 million at September 30, 2021 and December 31, 2020, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.2 million and $8.0 million at September 30, 2021 and December 31, 2020, respectively. Our unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
As part of the proceeds from the sale of the FCS business on June 1, 2021, Grace issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning two years after issuance. This preferred equity has a fair value of $248.8 million at September 30, 2021, which is reported in Investments in the consolidated balance sheets.

NOTE 9—Long-Term Debt:
Long-term debt at September 30, 2021 and December 31, 2020 consisted of the following (in thousands):

	September 30,	December 31,
	2021	2020
1.125% notes due 2025	$441,090	$610,800
1.625% notes due 2028	584,800	610,800
1.875% Senior notes due 2021	—	480,007
3.45% Senior notes due 2029	171,612	300,000
4.15% Senior notes due 2024	425,000	425,000
5.45% Senior notes due 2044	350,000	350,000
Floating rate notes	—	200,000
Credit facilities	—	223,900
Commercial paper notes	—	325,000
Variable-rate foreign bank loans	5,404	7,702
Finance lease obligations	58,579	59,181
Unamortized discount and debt issuance costs	(14,387)	(20,332)
Total long-term debt	2,022,098	3,572,058
Less amounts due within one year	611	804,677
Long-term debt, less current portion	$2,021,487	$2,767,381
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As a result, included in Interest and financing expenses for the nine-month period ended September 30, 2021 is a loss on early extinguishment of debt of $29.0 million representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt.
Prior to repayment in the first quarter of 2021, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, we recorded a gain of $5.1 million (net of income taxes) in 2021, and during the three-month and nine-month periods ended September 30, 2020 we recorded losses of $12.4 million and $16.1 million (net of income taxes), respectively in accumulated other comprehensive loss.

NOTE 10—Commitments and Contingencies:
Environmental
We had the following activity in our recorded environmental liabilities for the nine months ended September 30, 2021 (in thousands):

Beginning balance at December 31, 2020	$45,771
Expenditures	(1,529)
Accretion of discount	723
Additions and changes in estimates	1,576
Foreign currency translation adjustments and other	(814)
Ending balance at September 30, 2021	45,727
Less amounts reported in Accrued expenses	9,850
Amounts reported in Other noncurrent liabilities	$35,877
Environmental remediation liabilities included discounted liabilities of $38.2 million and $39.2 million at September 30, 2021 and December 31, 2020, respectively, discounted at rates with a weighted-average of 3.5%, and with the undiscounted amount totaling $71.2 million and $73.6 million at September 30, 2021 and December 31, 2020, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.
On February 6, 2017, Huntsman International LLC (“Huntsman”), a subsidiary of Huntsman Corporation, filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Rockwood Specialties, Inc., certain former executives of Rockwood and its subsidiaries—Seifollah Ghasemi, Thomas Riordan, Andrew Ross, and Michael Valente, and Albemarle. The lawsuit arises out of Huntsman’s acquisition of certain Rockwood subsidiaries in connection with a stock purchase agreement (the “SPA”), dated September 17, 2013. Before that transaction closed on October 1, 2014, Albemarle began discussions with Rockwood to purchase all outstanding equity of Rockwood and did so in a transaction that closed on January 12, 2015. Huntsman’s complaint asserted that certain technology that Rockwood had developed for a production facility in Augusta, Georgia, and which was among the assets that Huntsman acquired pursuant to the SPA, did not work, and that Rockwood and the defendant executives had intentionally misled Huntsman about that technology in connection with the Huntsman-Rockwood transaction. The complaint asserted claims for, among other things, fraud, negligent misrepresentation, and breach of the SPA, and sought certain costs for completing construction of the production facility.
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Albemarle continues to assess its legal rights and options. Albemarle and Huntsman have initiated discussions regarding a resolution of the matter.
Based on our review of the decision by the AAA arbitration panel, Albemarle has decided to view the decision as representing the best estimate available of the outcome of this arbitration. As a result, the consolidated statements of income for the three and nine months ended September 30, 2021, includes a loss of $657.4 million ($504.5 million net of income tax), inclusive of estimated possible legal fees incurred by Huntsman and other related obligations, to reflect the increase in liabilities for this legal matter.
In addition, as first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC about a potential resolution.
At this time, we are unable to predict the duration, scope, result, or related costs associated with the investigations. We also are unable to predict what action may be taken by the DOJ, the SEC, or the DPP, or what penalties or remedial actions they may ultimately seek. Any determination that our operations or activities are not, or were not, in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any such fines, penalties, disgorgement, equitable relief, or other losses would have a material adverse effect on our financial condition or liquidity. However, an adverse resolution could have a material adverse effect on our results of operations in a particular period.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $27.9 million and $30.5 million at September 30, 2021 and December 31, 2020, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold.
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

NOTE 11—Leases:
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

The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$13,807	$8,085	$32,954	$25,298
Finance lease cost:
Amortization of right of use assets	153	126	466	433
Interest on lease liabilities	722	697	2,229	1,977
Total finance lease cost	875	823	2,695	2,410

Short-term lease cost	2,949	3,427	7,729	9,824
Variable lease cost	2,441	2,312	6,619	6,344
Total lease cost	$20,072	$14,647	$49,997	$43,876
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2021 and 2020 is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,462	$28,074
Operating cash flows from finance leases	1,295	1,156
Financing cash flows from finance leases	471	513
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	57,136	17,197

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2021 and December 31, 2020 is as follows (in thousands, except as noted):

	September 30, 2021	December 31, 2020
Operating leases:
Other assets	$165,970	$136,292

Accrued expenses	33,862	22,297
Other noncurrent liabilities	136,552	116,765
Total operating lease liabilities	170,414	139,062
Finance leases:
Net property, plant and equipment	58,375	58,963

Current portion of long-term debt(a)	2,658	1,752
Long-term debt	57,968	58,543
Total finance lease liabilities	60,626	60,295
Weighted average remaining lease term (in years):
Operating leases	12.6	15.3
Finance leases	27.0	27.5
Weighted average discount rate (%):
Operating leases	3.46%	3.94%
Finance leases	4.57%	4.56%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at September 30, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2021	$10,126	$542
2022	38,503	4,448
2023	34,453	4,448
2024	20,984	4,448
2025	14,714	4,448
Thereafter	131,456	89,916
Total lease payments	250,236	108,250
Less imputed interest	79,822	47,624
Total	$170,414	$60,626

NOTE 12—Segment Information:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses. On June 1, 2021, we completed the sale of the FCS business. See Note 3, “Divestitures,” for additional information. Amounts in the “All Other” category represent activity in this business until divested on June 1, 2021.
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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest and financing expenses, income tax expenses, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(In thousands)		(In thousands)
Net sales:
Lithium	$359,229	$265,646	$958,539	$786,186
Bromine Specialties	277,783	237,193	837,978	701,564
Catalysts	193,554	197,919	562,141	602,179
All Other	—	46,110	75,095	159,833
Total net sales	$830,566	$746,868	$2,433,753	$2,249,762

Adjusted EBITDA:
Lithium	$125,416	$97,789	$341,293	$270,962
Bromine Specialties	86,012	79,448	273,298	235,751
Catalysts	33,103	37,834	79,694	108,081
All Other	—	24,985	29,858	66,407
Corporate	(26,962)	(24,001)	(81,892)	(83,588)
Total adjusted EBITDA	$217,569	$216,055	$642,251	$597,613
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$92,449	$73,409	$20,039	$185,897	$—	$(578,678)	$(392,781)
Depreciation and amortization	34,256	12,603	13,064	59,923	—	2,159	62,082
Restructuring and other(a)	—	—	—	—	—	754	754
Gain on sale of business(b)	—	—	—	—	—	984	984
Acquisition and integration related costs(c)	—	—	—	—	—	1,553	1,553
Interest and financing expenses	—	—	—	—	—	5,136	5,136
Income tax expense	—	—	—	—	—	(114,670)	(114,670)
Non-operating pension and OPEB items	—	—	—	—	—	(5,471)	(5,471)
Legal accrual(d)	—	—	—	—	—	657,412	657,412
Other(e)	(1,289)	—	—	(1,289)	—	3,859	2,570
Adjusted EBITDA	$125,416	$86,012	$33,103	$244,531	$—	$(26,962)	$217,569
Three months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$69,102	$66,548	$25,176	$160,826	$22,798	$(85,323)	$98,301
Depreciation and amortization	28,687	12,900	12,658	54,245	2,187	2,247	58,679
Restructuring and other(a)	—	—	—	—	—	2,251	2,251
Acquisition and integration related costs(c)	—	—	—	—	—	5,928	5,928
Interest and financing expenses	—	—	—	—	—	19,227	19,227
Income tax expense	—	—	—	—	—	30,653	30,653
Non-operating pension and OPEB items	—	—	—	—	—	(2,901)	(2,901)
Other(f)	—	—	—	—	—	3,917	3,917
Adjusted EBITDA	$97,789	$79,448	$37,834	$215,071	$24,985	$(24,001)	$216,055
Nine months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$237,293	$235,670	$41,401	$514,364	$27,988	$(414,856)	$127,496
Depreciation and amortization	99,559	37,628	38,293	175,480	1,870	8,415	185,765
Restructuring and other(a)	—	—	—	—	—	2,294	2,294
Gain on sale of business(b)	—	—	—	—	—	(428,424)	(428,424)
Acquisition and integration related costs(c)	—	—	—	—	—	5,629	5,629
Interest and financing expenses(g)	—	—	—	—	—	56,170	56,170
Income tax expense	—	—	—	—	—	14,422	14,422
Non-operating pension and OPEB items	—	—	—	—	—	(16,407)	(16,407)
Legal accrual(d)	—	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(h)	—	—	—	—	—	20,000	20,000
Other(e)	4,441	—	—	4,441	—	13,453	17,894
Adjusted EBITDA	$341,293	$273,298	$79,694	$694,285	$29,858	$(81,892)	$642,251
Nine months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$188,380	$198,905	$70,770	$458,055	$60,069	$(226,995)	$291,129
Depreciation and amortization	82,582	36,846	37,311	156,739	6,338	7,137	170,214
Restructuring and other(a)	—	—	—	—	—	10,831	10,831
Acquisition and integration related costs(c)	—	—	—	—	—	14,349	14,349
Interest and financing expenses	—	—	—	—	—	53,964	53,964
Income tax expense	—	—	—	—	—	64,526	64,526
Non-operating pension and OPEB items	—	—	—	—	—	(8,704)	(8,704)
Other(f)	—	—	—	—	—	1,304	1,304
Adjusted EBITDA	$270,962	$235,751	$108,081	$614,794	$66,407	$(83,588)	$597,613

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(a)In 2021, we recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in Selling, general and administrative expenses (“SG&A”). In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended September 30, 2020, we recorded expenses of $2.3 million in SG&A. During the nine months ended September 30, 2020, we recorded expenses of $0.7 million in Cost of goods sold, $10.4 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(b)See Note 3, “Divestitures,” for additional information.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Loss recorded in Other expense, net in the three months ended September 30, 2021 related to an arbitration ruling for the Huntsman legal matter. See Note 10, “Commitments and Contingencies,” for further details.
(e)Included amounts for the three months ended September 30, 2021 recorded in:
•SG&A - $2.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other expense, net - $0.1 million of a loss resulting from the adjustment of indemnifications related to previously disposed businesses.
Included amounts for the nine months ended September 30, 2021 recorded in:
•SG&A - $8.6 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other expense, net - $3.7 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(f)Included amounts for the three months ended September 30, 2020 recorded in:
•SG&A - $3.8 million of a net expense primarily related to the increase of environmental reserves at non-operating businesses we had previously divested.
•Other expense, net - $0.2 million loss resulting from the settlement of a historical legal matter of an acquired company.
Included amounts for the nine months ended September 30, 2020 recorded in:
▪SG&A - $3.8 million of a net expense primarily related to the increase of environmental reserves at non-operating businesses we had previously divested.
▪Other expense, net - $2.5 million net gain resulting from the settlement of legal matters related to a business sold and $0.8 million net gain primarily related to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.
(g)Included in Interest and financing expenses is a loss on early extinguishment of debt of $29.0 million for the nine months ended September 30, 2021, respectively. See Note 9, “Long-Term Debt,” for additional information.
(h)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and the Company operates. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2021 and 2020 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Pension Benefits Cost (Credit):
Service cost	$1,425	$1,202	$3,776	$3,623
Interest cost	5,113	6,696	15,352	20,049
Expected return on assets	(10,893)	(10,065)	(32,687)	(30,156)
Amortization of prior service benefit	29	9	87	27
Total net pension benefits credit	$(4,326)	$(2,158)	$(13,472)	$(6,457)
Postretirement Benefits Cost:
Service cost	$31	$27	$93	$79
Interest cost	309	468	928	1,403
Total net postretirement benefits cost	$340	$495	$1,021	$1,482
Total net pension and postretirement benefits credit	$(3,986)	$(1,663)	$(12,451)	$(4,975)
All components of net benefit cost (credit), other than service cost, are included in Other expense, net on the consolidated statements of income.
During the three-month and nine-month periods ended September 30, 2021, we made contributions of $3.2 million and $22.1 million, respectively, to our qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2020, we made contributions of $2.7 million and $7.9 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.7 million and $2.1 million, respectively, in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2021, respectively. During the three-month and nine-month periods ended September 30, 2020, we paid $0.9 million and $2.5 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	September 30, 2021		December 31, 2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$2,033,469	$2,235,877	$3,588,157	$3,783,225
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At September 30, 2021 and December 31, 2020, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $127.1 million and $75.4 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2021 and December 31, 2020, we had outstanding non-designated foreign currency forward contracts with notional values totaling $593.1 million and $611.1 million, respectively, hedging our exposure to various currencies including the Euro, Australian Dollar, Taiwanese Dollar, Chinese Renminbi and Chilean Peso.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021		December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$1,961	$93	$7,043	$—
Not Designated as hedging instruments(b)	2,675	4,101	6,563	4,803
Total	$4,636	$4,194	$13,606	$4,803
(a)    Included $2.0 million in Other current assets and $0.1 million in Accrued expenses at September 30, 2021, and $6.2 million in Other current assets and $0.9 million in Other assets at December 31, 2020.
(b)    Included $2.7 million in Other current assets and $4.1 million in Accrued expenses at September 30, 2021 and $6.6 million in Other current assets and $4.8 million in Accrued expenses at December 31, 2020.

The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and nine-month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Designated as hedging instruments
Income (loss) recognized in Other comprehensive (loss) income	$214	$6,993	$(563)	$(6,822)
Not designated as hedging instruments
(Loss) income recognized in Other expense, net(a)	$(1,199)	$3,102	$658	$(5,201)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expense, net.
In addition, for the nine-month periods ended September 30, 2021 and 2020, we recorded net cash receipts (settlements) of $0.8 million and ($25.5) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
As of September 30, 2021, there are no unrealized gains or losses related to the cash flow hedges expected to be reclassified to earnings in the next twelve months.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$248,775	$—	$—	$248,775
Investments under executive deferred compensation plan(b)	$31,952	$31,952	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,695	$—	$—	$—
Foreign currency forward contracts(e)	$4,636	$—	$4,636	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$31,952	$31,952	$—	$—
Foreign currency forward contracts(e)	$4,194	$—	$4,194	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(b)	$32,447	$32,447	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,661	$—	$—	$—
Foreign currency forward contracts(e)	$13,606	$—	$13,606	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,447	$32,447	$—	$—
Foreign currency forward contracts(e)	$4,803	$—	$4,803	$—
(a)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS sale on June 1, 2021. See Note 2, “Divestitures,” for further details on the material terms and conditions. A third-party estimate of the fair value was prepared using expected future cash flows over the period up to when the asset is likely to be redeemed, applying a discount rate that appropriately captures a market participant's view of the risk associated with the investment. These are considered to be Level 3 inputs.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(c)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other expense, net, in our consolidated statements of income.
(d)Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.
(e)As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 14, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2020	$—
Additions	244,530
Accretion of discount	4,245
Ending balance at September 30, 2021	$248,775

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended September 30, 2021
Balance at June 30, 2021	$(324,951)	$—	$5,672	$(8,722)	$(328,001)
Other comprehensive (loss) income before reclassifications	(39,295)	—	214	—	(39,081)
Amounts reclassified from accumulated other comprehensive loss	21	—	—	651	672
Other comprehensive (loss) income, net of tax	(39,274)	—	214	651	(38,409)
Other comprehensive income attributable to noncontrolling interests	(26)	—	—	—	(26)
Balance at September 30, 2021	$(364,251)	$—	$5,886	$(8,071)	$(366,436)
Three months ended September 30, 2020
Balance at June 30, 2020	$(487,939)	$77,103	$(8,968)	$(11,327)	$(431,131)
Other comprehensive income (loss) before reclassifications	37,489	(12,408)	6,993	—	32,074
Amounts reclassified from accumulated other comprehensive loss	10	—	—	647	657
Other comprehensive income (loss), net of tax	37,499	(12,408)	6,993	647	32,731
Other comprehensive loss attributable to noncontrolling interests	(67)	—	—	—	(67)
Balance at September 30, 2020	$(450,507)	$64,695	$(1,975)	$(10,680)	$(398,467)
Nine months ended September 30, 2021
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(46,923)	5,110	(563)	—	(42,376)
Amounts reclassified from accumulated other comprehensive loss	71	—	—	1,951	2,022
Other comprehensive (loss) income, net of tax	(46,852)	5,110	(563)	1,951	(40,354)
Amounts reclassified within accumulated other comprehensive loss	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	50	—	—	—	50
Balance at September 30, 2021	$(364,251)	$—	$5,886	$(8,071)	$(366,436)
Nine months ended September 30, 2020
Balance at December 31, 2019	$(468,737)	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive loss before reclassifications	18,350	(16,083)	(6,822)	—	(4,555)
Amounts reclassified from accumulated other comprehensive loss	27	—	—	1,943	1,970
Other comprehensive (loss) income, net of tax	18,377	(16,083)	(6,822)	1,943	(2,585)
Other comprehensive loss attributable to noncontrolling interests	(147)	—	—	—	(147)
Balance at September 30, 2020	$(450,507)	$64,695	$(1,975)	$(10,680)	$(398,467)
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
(b)We entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 14, “Fair Value of Financial Instruments,” for additional information.
(c)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2021 and 2020 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended September 30, 2021
Other comprehensive (loss) income, before tax	$(39,266)	$—	$214	$834
Income tax expense	(8)	—	—	(183)
Other comprehensive (loss) income, net of tax	$(39,274)	$—	$214	$651

Three months ended September 30, 2020
Other comprehensive income (loss), before tax	$37,504	$(16,029)	$6,993	$834
Income tax (expense) benefit	(5)	3,621	—	(187)
Other comprehensive income (loss), net of tax	$37,499	$(12,408)	$6,993	$647

Nine months ended September 30, 2021
Other comprehensive (loss) income, before tax	$(46,836)	$6,552	$(563)	$2,502
Income tax expense	(16)	(1,442)	—	(551)
Other comprehensive (loss) income, net of tax	$(46,852)	$5,110	$(563)	$1,951

Nine months ended September 30, 2020
Other comprehensive income (loss), before tax	$18,380	$(20,755)	$(6,822)	$2,502
Income tax (expense) benefit	(3)	4,672	—	(559)
Other comprehensive income (loss), net of tax	$18,377	$(16,083)	$(6,822)	$1,943

NOTE 17—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales to unconsolidated affiliates	$5,629	$4,863	$16,357	$17,361
Purchases from unconsolidated affiliates(a)	$55,540	$10,742	$144,461	$142,366
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2021	December 31, 2020
Receivables from unconsolidated affiliates	$1,782	$4,098
Payables to unconsolidated affiliates	$36,744	$30,123

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Supplemental non-cash disclosure related to investing activities:
Capital expenditures included in Accounts payable	$157,743	$167,393
Non-cash proceeds from divestitures(a)	$244,530	$—
(a)Fair value of preferred equity of a Grace subsidiary received as part of proceeds for the sale of our FCS business. See Note 3, “Divestitures,” for further details.
As part of the purchase price paid for the acquisition of a 60% interest in the Mineral Resources Ltd. (“MRL”) Wodgina Project, the Company transferred $135.9 million and $131.9 million of its construction in progress of the designated Kemerton assets during the nine months ended September 30, 2021 and 2020, respectively, representing MRL’s 40% interest in the assets. Since the acquisition, we have transferred the full $480.0 million of construction in progress to MRL, as defined in the purchase agreement. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020 included $28.7 million and $30.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act, from Other noncurrent liabilities to Income taxes payable within current liabilities.

NOTE 19—Recently Issued Accounting Pronouncements:
In December 2019, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance became effective on January 1, 2020 and did not have a significant impact on our consolidated financial statements.
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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2021 and 2020. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Third Quarter 2021
During the third quarter of 2021:
•Our board of directors declared a quarterly dividend of $0.39 per share on July 20, 2021, which was paid on October 1, 2021 to shareholders of record at the close of business as of September 17, 2021.
•On September 30, 2021, we signed a definitive agreement to acquire all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant with a designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) per year.
•Our net sales for the quarter were $830.6 million, up 11% from net sales of $746.9 million in the third quarter of 2020.
•Diluted loss per share was $(3.36), which included an after tax loss of $504.5 million following an arbitration ruling related to a legal matter from a legacy Rockwood Holdings, Inc. (“Rockwood”) business sold to Huntsman International LLC (“Huntsman”) prior to Albemarle’s acquisition of Rockwood.
•Net cash provided by operations was $105.0 million in the third quarter of 2021

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
Lithium: We expect results to be higher year-over-year during 2021 in Lithium, due mainly to North American plant restarts, efficiency improvements and tolling, offset by higher unit costs from plant start-ups at La Negra, Chile and Kemerton, Western Australia. We will not be introducing any new capacity during 2021 to drive significant additional sales volume, although we expect our new plants in La Negra and Kemerton to begin producing sales in 2022. EV sales have started to rebound after a marked slowdown during the second quarter of 2020, with full year 2020 and year to date 2021 each showing a healthy increase in total EV sales over the prior year. While the pricing environment has strengthened throughout the year, we expect our average prices for the full year to be flat-to-slightly-up versus 2020.
On September 30, 2021, we signed a definitive agreement to acquire Tianyuan, which includes a lithium hydroxide conversion plant designed to produce up to 25,000 metric tons of LCE per year. We expect this transaction to close in early 2022, with commercial production from the lithium hydroxide conversion plant to begin in the first half of 2022. We also announced agreements for strategic investments in China with plans to build two lithium hydroxide conversion plants, each initially targeting 50,000 metric tons per year. In addition, our 60%-owned MARBL joint venture recently announced they intend to resume spodumene concentrate production at the Wodgina spodumene mine, with the production restart expected during the third quarter of 2022.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers, and automotive OEM’s, favorable global public policy toward e-mobility/renewable energy usage, and additional stimulus measures taken in Europe in light of the COVID-19 pandemic that we expect to strengthen EV demand. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine Specialties: We expect both net sales and profitability to be modestly higher in 2021 as we recover from the lower demand due to shutdowns related to the COVID-19 pandemic and ongoing cost savings initiatives. While we have not experienced a material impact from the COVID-19 pandemic to date, sales in 2020 were adversely impacted. We have begun to see recovery of those sales in 2021, however, bromine volume has been, and is expected to continue to be, lower in the second half of 2021 compared to the first half due to a force majeure declaration for chlorine in the U.S.
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
Catalysts: Total Catalysts results in 2021 are expected to be down year-over-year. In the first half of 2021, both the refining catalyst and performance catalyst solutions (“PCS”) businesses were negatively impacted by the U.S. Gulf Coast winter storm. While we expect PCS volumes to improve slightly over lower 2020 levels, we expect 2021 results to be flat to slightly down year-over-year due to the impact of the storms. In addition, we expect 2021 refining catalyst volumes to be lower year-over-year resulting from a recent change in customer order patterns in North America and the impact of the U.S. Gulf Coast winter storm. The fluidized catalytic cracking (“FCC”) market is expected to gradually recover from the COVID-19 pandemic in line with increased travel and depletion of global gasoline inventories, however, demand may not return to normal levels until late 2022 or 2023 at the earliest. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand and is also expected to continue to be negatively impacted as refiners defer spending into 2021 and 2022.
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
Corporate: In the first quarter of 2021, we increased our quarterly dividend rate to $0.39 per share. We continue to focus on cash generation, working capital management and process efficiencies. In addition, we expect our global effective tax rate for 2021 to continue to vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
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

Third Quarter 2021 Compared to Third Quarter 2020

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net sales	$830,566	$746,868	$83,698	11%
▪$46.1 million decrease in net sales following the sale of the FCS business on June 1, 2021
▪$77.0 million of higher sales volume, primarily in Lithium
▪$44.7 million of increased pricing, driven by Bromine Specialties and Lithium
▪$8.1 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Gross profit	$249,273	$254,056	$(4,783)	(2)%
Gross profit margin	30.0%	34.0%
▪Higher sales volume in Lithium, as well as favorable pricing driven by Bromine Specialties and Lithium
▪2021 included $13.5 million of out-of-period adjustment expense in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior periods. See Note 1, “Basis of Presentation” for further details
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪Increased freight costs in Bromine Specialties
▪Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Selling, general and administrative expenses	$103,477	$96,092	$7,385	8%
Percentage of Net sales	12.5%	12.9%
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪$5.9 million decrease in restructuring and other expenses and acquisition and integration related costs for various significant projects

Research and Development Expenses

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Research and development expenses	$13,289	$13,532	$(243)	(2)%
Percentage of Net sales	1.6%	1.8%
Gain on Sale of Business

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Gain on sale of business	$984	$—	$984
▪Adjustment to gain resulting from sale of FCS business on June 1, 2021, primarily due to working capital adjustments
Interest and Financing Expenses

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Interest and financing expenses	$(5,136)	$(19,227)	$14,091	(73)%
▪Decreased debt balance as certain debt instruments were repaid in the first quarter of 2021 ▪Higher capitalized interest from continued capital expenditures in 2021
Other Expense, Net

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Other expense, net	$(643,196)	$(3,661)	$(639,535)	17,469%
•$657.4 million of additional accrual recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details
•$7.1 million of favorable foreign exchange impacts
•$4.2 million of income in 2021 from accretion of discount in preferred equity of W. R. Grace & Co. (“Grace”) subsidiary acquired as a portion of the proceeds of the FCS sale
•$2.5 million increase in non-operating pension and OPEB benefits

Income Tax (Benefit) Expense

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Income tax (benefit) expense	$(114,670)	$30,653	$(145,323)	(474)%
Effective income tax rate	22.2%	25.2%
•2021 includes $152.9 million tax benefit resulting from an accrual recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Equity in net income of unconsolidated investments	$27,706	$26,154	$1,552	6%
▪Increased earnings from strong operating results and other income from our Catalysts segment joint ventures
▪$10.2 million of unfavorable foreign exchange impacts from the Windfield Holdings Pty Ltd (“Talison”) joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net income attributable to noncontrolling interests	$(18,348)	$(18,744)	$396	(2)%
▪Decrease in consolidated income related to our JBC joint venture
Net (Loss) Income Attributable to Albemarle Corporation

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net (loss) income attributable to Albemarle Corporation	$(392,781)	$98,301	$(491,082)	(500)%
Percentage of Net sales	(47.3)%	13.2%
Basic (loss) earnings per share	$(3.36)	$0.92	$(4.28)	(465)%
Diluted (loss) earnings per share	$(3.36)	$0.92	$(4.28)	(465)%
▪$504.5 million, net of income taxes, of additional accrual recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details
▪Increased sales volume and favorable pricing from Lithium, as well as favorable pricing in Bromine Specialties
▪Decreased interest and financing expenses due to lower debt balances
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Loss of sales from FCS business following the disposition on June 1, 2021
▪2021 included $13.5 million of additional expense in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior periods
▪Increased SG&A expenses, primarily related to increased compensation expense
▪Earnings per share also impacted by the underwritten public offering of our common stock in February 2021, increasing share count by 9.8 million shares

Other Comprehensive Income (loss), Net of Tax

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Other comprehensive income (loss), net of tax	$(38,409)	$32,731	$(71,140)	(217)%
▪Foreign currency translation and other	$(39,274)	$37,499	$(76,773)	(205)%
▪2021 included unfavorable movements in the Euro of approximately $29 million, the Brazilian Real of approximately $7 million and a net unfavorable variance in various other currencies of $4 million
▪2020 included favorable movements in the Euro of approximately $26 million, the Chinese Renminbi of approximately $11 million and a net favorable variance in various other currencies totaling approximately $3 million, partially offset by unfavorable movements in the Brazilian Real of approximately $2 million

▪Cash flow hedge	$214	$6,993	$(6,779)
▪Net investment hedge	$—	$(12,408)	$12,408	(100)%
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

Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business, the sale of which was completed on June 1, 2021, that does not fit into any of our core businesses.

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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. We define adjusted EBITDA as earnings before interest and financing expenses, income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. We reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,				Percentage Change
	2021	%	2020	%	2021 vs 2020
	(In thousands, except percentages)
Net sales:
Lithium	$359,229	43.3%	$265,646	35.6%	35%
Bromine Specialties	277,783	33.4%	237,193	31.8%	17%
Catalysts	193,554	23.3%	197,919	26.4%	(2)%
All Other	—	—%	46,110	6.2%	(100)%
Total net sales	$830,566	100.0%	$746,868	100.0%	11%

Adjusted EBITDA:
Lithium	$125,416	57.7%	$97,789	45.3%	28%
Bromine Specialties	86,012	39.5%	79,448	36.8%	8%
Catalysts	33,103	15.2%	37,834	17.5%	(13)%
All Other	—	—%	24,985	11.5%	(100)%
Corporate	(26,962)	(12.4)%	(24,001)	(11.1)%	(12)%
Total adjusted EBITDA	$217,569	100.0%	$216,055	100.0%	1%

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$92,449	$73,409	$20,039	$185,897	$—	$(578,678)	$(392,781)
Depreciation and amortization	34,256	12,603	13,064	59,923	—	2,159	62,082
Restructuring and other(a)	—	—	—	—	—	754	754
Gain on sale of business(b)	—	—	—	—	—	984	984
Acquisition and integration related costs(c)	—	—	—	—	—	1,553	1,553
Interest and financing expenses	—	—	—	—	—	5,136	5,136
Income tax expense	—	—	—	—	—	(114,670)	(114,670)
Non-operating pension and OPEB items	—	—	—	—	—	(5,471)	(5,471)
Legal accrual(d)	—	—	—	—	—	657,412	657,412
Other(e)	(1,289)	—	—	(1,289)	—	3,859	2,570
Adjusted EBITDA	$125,416	$86,012	$33,103	$244,531	$—	$(26,962)	$217,569
Three months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$69,102	$66,548	$25,176	$160,826	$22,798	$(85,323)	$98,301
Depreciation and amortization	28,687	12,900	12,658	54,245	2,187	2,247	58,679
Restructuring and other(a)	—	—	—	—	—	2,251	2,251
Acquisition and integration related costs(c)	—	—	—	—	—	5,928	5,928
Interest and financing expenses	—	—	—	—	—	19,227	19,227
Income tax expense	—	—	—	—	—	30,653	30,653
Non-operating pension and OPEB items	—	—	—	—	—	(2,901)	(2,901)
Other(f)	—	—	—	—	—	3,917	3,917
Adjusted EBITDA	$97,789	$79,448	$37,834	$215,071	$24,985	$(24,001)	$216,055
(a)In 2021, we recorded facility closure costs related to offices in Germany, and severance expenses in Germany and Belgium, in Selling, general and administrative expenses (“SG&A”) related to offices in Germany. In 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Germany and with our Jordanian joint venture partner. During the three months ended September 30, 2020, we recorded expenses of $2.3 million in SG&A. The balance of unpaid severance is recorded in Accrued expenses and is expected to primarily be paid through 2021.
(b)Adjustments to the gain resulting from the sale of the FCS business completed on June 1, 2021.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Loss recorded in Other expense, net in the three months ended September 30, 2021 following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details.
(e)Included amounts for the three months ended September 30, 2021 recorded in:
•SG&A - $2.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other expense, net - $0.1 million of a gain resulting from the adjustment of indemnifications related to previously disposed businesses.
(f)Included amounts for the three months ended September 30, 2020 recorded in:
•SG&A - $3.8 million of a net expense primarily related to the increase of environmental reserves at non-operating businesses we had previously divested.
•Other expense, net - $0.2 million loss resulting from the settlement of a historical legal matter of an acquired company.

Lithium

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net sales	$359,229	$265,646	$93,583	35%
▪$79.0 million of higher sales volume, driven by strength in both carbonate and hydroxide
▪$9.1 million of favorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to higher prices under certain contracts and mix
▪$5.4 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$125,416	$97,789	$27,627	28%
▪Higher sales volume and favorable pricing impacts
▪Increased SG&A expenses from higher compensation, professional fees and other administrative costs
▪$7.8 million out-of-period adjustment expense recorded in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior periods
▪Increased costs related to tolled volume
▪$2.6 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine Specialties

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net sales	$277,783	$237,193	$40,590	17%
•$38.7 million of favorable pricing impacts, primarily in the flame retardants division
•Sales volume was flat resulting from decreased production in 2021 due to force majeure declaration for chlorine in the U.S.
•$2.0 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$86,012	$79,448	$6,564	8%
▪Favorable pricing impacts as demand continues to be strong
▪Increased raw material prices, primarily due to the higher cost of BPA and the shortage of available chlorine
▪Increased freight costs
▪$1.8 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Catalysts

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net sales	$193,554	$197,919	$(4,365)	(2)%
▪$3.2 million of unfavorable pricing impacts, primarily in FCC, partially offset by PCS
▪$1.8 million of lower sales volume, primarily from clean fuel technologies and PCS due to timing of shipments, partially offset by higher FCC sales volume as oil refineries improve utilization rates
▪$0.7 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$33,103	$37,834	$(4,731)	(13)%
▪Unfavorable pricing impacts and lower sales volume, primarily driven by clean fuel technologies
▪Increased raw material and freight costs
▪$4.2 million out-of-period adjustment expense recorded in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior periods
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪$10 million of increased earnings from strong operating results and other income from our Catalysts segment joint ventures

All Other

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Net sales	$—	$46,110	$(46,110)	(100)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$—	$24,985	$(24,985)	(100)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021

Corporate

In thousands	Q3 2021	Q3 2020	$ Change	% Change
Adjusted EBITDA	$(26,962)	$(24,001)	$(2,961)	(12)%
▪$3.1 million of unfavorable currency exchange impacts, including a $10.2 million decrease in foreign exchange impacts from our Talison joint venture ▪Increase in incentive compensation costs
First Nine Months 2021 Compared to First Nine Months 2020

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$2,433,753	$2,249,762	$183,991	8%
▪$84.7 million decrease in net sales from the FCS business, which was sold on June 1, 2021
▪$212.9 million of higher sales volume from reportable segments, primarily in Lithium and Bromine Specialties, partially offset by Catalysts
▪$17.6 million of favorable pricing from reportable segments, driven by Bromine Specialties, partially offset by Lithium and Catalysts
▪$38.1 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Gross profit	$761,377	$729,433	$31,944	4%
Gross profit margin	31.3%	32.4%
▪Higher sales volume in Lithium and Bromine Specialties, partially offset by unfavorable pricing in Lithium
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪Increased production and utility costs of approximately $23 million in Bromine Specialties and Catalysts resulting from the U.S. Gulf Coast winter storm
▪2021 included $8.7 million of out-of-period adjustment expense in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior periods. See Note 1, “Basis of Presentation,” for further details
▪Increased freight costs in Bromine Specialties and Catalysts
▪Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Selling, general and administrative expenses	$318,180	$304,918	$13,262	4%
Percentage of Net sales	13.1%	13.6%
▪$20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪$8.6 million of expenses in 2021 primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements
▪$4.0 million loss resulting from the sale of property, plant and equipment in 2021
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪$16.8 million decrease in restructuring and other expenses, and acquisition and integration related costs for various significant projects

Research and Development Expenses

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Research and development expenses	$41,901	$43,839	$(1,938)	(4)%
Percentage of Net sales	1.7%	1.9%
▪Decreased research and development spend in each of the reportable segments

Gain on Sale of Business

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Gain on sale of business	$(428,424)	$—	$(428,424)
▪Gain resulting from sale of FCS business on June 1, 2021
Interest and Financing Expenses

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Interest and financing expenses	$(56,170)	$(53,964)	$(2,206)	4%
▪$29.0 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021
▪Partially offset by decreased debt balance as certain debt instruments were repaid in the first quarter of 2021
▪Higher capitalized interest from continued capital expenditures in 2021

Other Expense, Net

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Other expense, net	$(631,870)	$(1,620)	$(630,250)	38,904%
•$657.4 million of additional accrual recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details
•$16.9 million decrease in foreign exchange losses
•$7.6 million increase in non-operating pension and OPEB benefits
•$4.2 million of income in 2021 from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale
•$3.8 million expense related to asset retirement obligation charges in 2021
•$2.7 million gain resulting from the settlement of legal matters in 2020

Income Tax Expense

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Income tax expense	$14,422	$64,526	$(50,104)	(78)%
Effective income tax rate	10.2%	19.8%
•2021 includes $152.9 million tax benefit resulting from an accrual recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details
•$97.5 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•Change in geographic mix of earnings
•2021 includes a discrete tax expense due to an out-of-period adjustment for an overstated deferred tax liability recorded during the three-month period ended December 31, 2017

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Equity in net income of unconsolidated investments	$62,215	$83,872	$(21,657)	(26)%
▪Primarily lower earnings from our Lithium segment joint venture, Talison, primarily driven by lower pricing and unfavorable foreign exchange impacts, partially offset by higher volumes
▪Increased earnings from strong operating results and other income from our Catalysts segment joint ventures

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net income attributable to noncontrolling interests	$(61,977)	$(53,309)	$(8,668)	16%
▪Increase in consolidated income related to our JBC joint venture from higher sales volume

Net Income Attributable to Albemarle Corporation

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net income attributable to Albemarle Corporation	$127,496	$291,129	$(163,633)	(56)%
Percentage of Net sales	5.2%	12.9%
Basic earnings per share	$1.10	$2.74	$(1.64)	(60)%
Diluted earnings per share	$1.10	$2.73	$(1.63)	(60)%
▪$504.5 million, net of income taxes, of additional accrual recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details
▪Gain on sale of FCS business of $330.9 million, net of tax
▪Increased sales volume from Lithium and Bromine Specialties, as well as favorable pricing in Bromine Specialties
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Decreased interest and financing expenses due to lower debt balances
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Loss of four months of sales from FCS business following the disposition on June 1, 2021
▪Increased production and utility costs in Bromine Specialties and Catalysts resulting from the winter storms in the southern U.S.
▪2021 included $8.7 million of additional expense in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior year periods
▪Increased SG&A expenses, primarily related to additional charitable contribution using proceeds from the sale of the FCS business
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Earnings per share also impacted by the underwritten public offering of our common stock in February 2021, increasing share count by 9.8 million shares

Other Comprehensive Income (loss), Net of Tax

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Other comprehensive income (loss), net of tax	$(40,354)	$(2,585)	$(37,769)	1,461%
▪Foreign currency translation and other	$(46,852)	$18,377	$(65,229)	(355)%
▪2021 included unfavorable movements in the Euro of approximately $40 million, the Japanese Yen of approximately $5 million, the South Korean Won of approximately $4 million and the net unfavorable variance in other currencies totaling approximately $2 million, partially offset by favorable movements in the Chinese Renminbi of approximately $4 million
▪2020 included favorable movements in the Euro of approximately $30 million, the Chinese Renminbi of approximately $8 million and the Japanese Yen and Taiwanese Dollar of approximately $3 million each, partially offset by unfavorable movements in the Brazilian Real of approximately $23 million

▪Cash flow hedge	$(563)	$(6,822)	$6,259
▪Net investment hedge	$5,110	$(16,083)	$21,193	(132)%

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses.

	Nine Months Ended September 30,				Percentage Change
	2021	%	2020	%	2021 vs 2020
	(In thousands, except percentages)
Net sales:
Lithium	$958,539	39.4%	$786,186	34.9%	22%
Bromine Specialties	837,978	34.4%	701,564	31.2%	19%
Catalysts	562,141	23.1%	602,179	26.8%	(7)%
All Other	75,095	3.1%	159,833	7.1%	(53)%
Total net sales	$2,433,753	100.0%	$2,249,762	100.0%	8%

Adjusted EBITDA:
Lithium	$341,293	53.1%	$270,962	45.3%	26%
Bromine Specialties	273,298	42.6%	235,751	39.5%	16%
Catalysts	79,694	12.4%	108,081	18.1%	(26)%
All Other	29,858	4.6%	66,407	11.1%	(55)%
Corporate	(81,892)	(12.7)%	(83,588)	(14.0)%	2%
Total adjusted EBITDA	$642,251	100.0%	$597,613	100.0%	7%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine Specialties	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Nine months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$237,293	$235,670	$41,401	$514,364	$27,988	$(414,856)	$127,496
Depreciation and amortization	99,559	37,628	38,293	175,480	1,870	8,415	185,765
Restructuring and other(a)	—	—	—	—	—	2,294	2,294
Gain on sale of business(b)	—	—	—	—	—	(428,424)	(428,424)
Acquisition and integration related costs(c)	—	—	—	—	—	5,629	5,629
Interest and financing expenses(d)	—	—	—	—	—	56,170	56,170
Income tax expense	—	—	—	—	—	14,422	14,422
Non-operating pension and OPEB items	—	—	—	—	—	(16,407)	(16,407)
Legal accrual(e)	—	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(f)	—	—	—	—	—	20,000	20,000
Other(g)	4,441	—	—	4,441	—	13,453	17,894
Adjusted EBITDA	$341,293	$273,298	$79,694	$694,285	$29,858	$(81,892)	$642,251
Nine months ended September 30, 2020
Net income (loss) attributable to Albemarle Corporation	$188,380	$198,905	$70,770	$458,055	$60,069	$(226,995)	$291,129
Depreciation and amortization	82,582	36,846	37,311	156,739	6,338	7,137	170,214
Restructuring and other(a)	—	—	—	—	—	10,831	10,831
Acquisition and integration related costs(b)	—	—	—	—	—	14,349	14,349
Interest and financing expenses	—	—	—	—	—	53,964	53,964
Income tax expense	—	—	—	—	—	64,526	64,526
Non-operating pension and OPEB items	—	—	—	—	—	(8,704)	(8,704)
Other(h)	—	—	—	—	—	1,304	1,304
Adjusted EBITDA	$270,962	$235,751	$108,081	$614,794	$66,407	$(83,588)	$597,613
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
(b)Gain resulting from the sale of the FCS business completed on June 1, 2021.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Included in Interest and financing expenses is a loss on early extinguishment of debt of $29.0 million for the nine months ended September 30, 2021. See Note 9, “Long-Term Debt,” for additional information.
(e)Loss recorded in Other expense, net in the three months ended September 30, 2021 following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 10, “Commitments and Contingencies,” for further details.
(f)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and operate. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.
(g)Included amounts for the nine months ended September 30, 2021 recorded in:
•SG&A - $8.6 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other expense, net - $3.7 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(h)Included amounts for the nine months ended September 30, 2020 recorded in:
•SG&A - $3.8 million of a net expense primarily related to the increase of environmental reserves at non-operating businesses we had previously divested.
•Other expense, net - $2.5 million net gain resulting from the settlement of legal matters related to a business sold and $0.8 million net gain primarily related to the sale of idle properties in Germany, partially offset by a $0.8 million loss resulting from the adjustment of indemnifications related to previously disposed businesses.

Lithium

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$958,539	$786,186	$172,353	22%
▪$193.2 million of higher sales volume, driven by both carbonate and hydroxide
▪$41.4 million of unfavorable pricing impacts, primarily in battery-grade carbonate due to lower contract pricing in the first half of 2021
▪$20.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$341,293	$270,962	$70,331	26%
▪Higher sales volume, partially offset by unfavorable pricing impacts
▪Lower commission expenses in Chile resulting from the lower pricing in Lithium
▪Productivity improvements, offsetting the impact of inflation
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪$4.4 million out-of-period adjustment expense recorded in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior year periods
▪$4.3 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine Specialties

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$837,978	$701,564	$136,414	19%
▪$66.9 million of favorable pricing impacts, primarily in the flame retardants division and as a result of a favorable 2021 customer mix
▪$59.9 million of higher sales volume related to increased demand across all products
▪$9.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$273,298	$235,751	$37,547	16%
▪Higher sales volume and favorable pricing impacts as a result of a favorable 2021 customer mix
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increased raw material prices, primarily due to shortage of available chlorine
▪Increased production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
▪Increased freight costs
▪$8.7 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Catalysts

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$562,141	$602,179	$(40,038)	(7)%
▪$40.0 million of lower sales volume, primarily from lower demand in clean fuel technologies
▪$8.0 million of unfavorable pricing impacts, primarily in FCC, partially offset by PCS
▪$7.9 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$79,694	$108,081	$(28,387)	(26)%
▪Lower sales volume, primarily from lower demand in clean fuel technologies, as well as unfavorable pricing impacts, primarily in FCC
▪Increased production and utility costs of approximately $17 million resulting from the U.S. Gulf Coast winter storm
▪$3.1 million out-of-period adjustment expense recorded in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior year periods
▪Increased raw material and freight costs
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs

All Other

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Net sales	$75,095	$159,833	$(84,738)	(53)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$29,858	$66,407	$(36,549)	(55)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Corporate

In thousands	YTD 2021	YTD 2020	$ Change	% Change
Adjusted EBITDA	$(81,892)	$(83,588)	$1,696	2%
▪$4.1 million of favorable currency exchange impacts, including a $12.8 million decrease in foreign currency impacts from our Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increase in incentive compensation costs

Financial Condition and Liquidity
Overview
The principal uses of cash in our business generally have been capital investments and resource development costs, funding working capital, and service of debt. We also make contributions to our defined benefit pension plans, pay dividends to our shareholders and repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.
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
Cash Flow
During the first nine months of 2021, cash on hand, cash provided by operations, net cash proceeds of $289.8 million from the sale of the FCS business and the $1.5 billion net proceeds from our underwritten public offering of common stock funded $652.7 million of capital expenditures for plant, machinery and equipment, debt principal payments of approximately $1.5 billion, early extinguishment of debt fees of $24.9 million and dividends to shareholders of $132.2 million. Our operations provided $490.6 million of cash flows during the first nine months of 2021, as compared to $461.7 million for the first nine months of 2020. The change compared to prior year was primarily due to lower working capital outflows of $39.3 million, excluding the non-cash impact to Accrued expenses from the legal accrual of the legacy Rockwood business matter arbitration ruling, and increased sales in each of our Lithium and Bromine Specialties segments, partially offset by lower earnings from the FCS business sold on June 1, 2021 and lower dividends received from unconsolidated investments. The inflow from working capital in 2021 was primarily driven by the legal accrual noted above, partially offset by higher tax payments, including on the proceeds from the sale of the FCS business, and increased inventory balances. Overall, our cash and cash equivalents decreased by $151.7 million to $595.0 million at September 30, 2021 from $746.7 million at December 31, 2020.

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
On February 8, 2021, we completed an underwritten public offering of 8,496,773 shares of our common stock at a price to the public of $153.00 per share. We also granted to the underwriters an option to purchase up to an additional 1,274,509 shares, which was exercised. The total gross proceeds from this offering were approximately $1.5 billion, before deducting expenses, underwriting discounts and commissions. In the first quarter of 2021, we made the following debt principal payments using the net proceeds from this underwritten public offering:
•€123.8 million of the 1.125% notes due in November 2025
•€393.0 million, the remaining balance, of the 1.875% Senior notes originally due in December 2021
•$128.4 million of the 3.45% Senior notes due in November 2029
•$200.0 million, the remaining balance, of the floating rate notes originally due in November 2022
•€183.3 million, the outstanding balance, of the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020 (the “2019 Credit Facility”)
•$325.0 million, the outstanding balance, of the commercial paper notes
Capital expenditures for the nine-month period ended September 30, 2021 of $652.7 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $925 million and $975 million in 2021, primarily for Lithium growth and capacity increases, primarily in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Our La Negra, Chile plant is in the commissioning and qualification stage. We currently expect to complete construction of Train I of our Kermerton, Australia plant by the end of 2021. Due to the ongoing labor shortages and COVID-19 pandemic travel restrictions in Western Australia, Train II construction is now expected to be completed in the second half of 2022. Commercial sales volume from Train I will begin in 2022 and Train II in 2023.
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. It currently is in the commissioning stage and is expected to begin commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in early 2022.
Net current assets were $487.1 million and $404.3 million at September 30, 2021 and December 31, 2020, respectively. The increase is primarily due to the repayment of the current portion of long-term debt using proceeds from our underwritten public offering of our common stock, partially offset by the accrual recorded following an arbitration ruling resulting from a legacy legal matter of the Rockwood business acquired in 2015, and the use of cash for capital expenditures. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 25, 2021, we increased our quarterly dividend rate to $0.39 per share, an increase from the quarterly rate of $0.385 per share paid in 2020. On July 20, 2021, we declared a cash dividend of $0.39, which was paid on October 1, 2021 to shareholders of record at the close of business as of September 17, 2021.
At September 30, 2021 and December 31, 2020, our cash and cash equivalents included $376.8 million and $492.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2021 and 2020, we repatriated $0.9 million and $1.8 million, respectively, of cash as part of these foreign earnings cash repatriation activities.

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
(a)    Denotes senior notes.
Our senior notes are senior unsecured obligations and rank equally with all our other senior unsecured indebtedness from time to time outstanding. The notes are effectively subordinated to all of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each series of notes outstanding has terms that allow us to redeem the notes before maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of these notes to be redeemed, or (ii) the sum of the present values of the remaining scheduled payments of principal and interest thereon (exclusive of interest accrued to the date of redemption) discounted to the redemption date on a semi-annual basis using the comparable government rate (as defined in the indentures governing these notes) plus between 25 and 40 basis points, depending on the series of notes, plus, in each case, accrued interest thereon to the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness of $40 million or more caused by a nonpayment default.
Our Euro notes issued in 2019 are unsecured and unsubordinated obligations and rank equally in right of payment to all our other unsecured senior obligations. The Euro notes are effectively subordinated to all of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, each series of notes outstanding has terms that allow us to redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis using the bond rate (as defined in the indentures governing these notes) plus between 25 and 35 basis points, depending on the series of notes, plus, in each case, accrued and unpaid interest on the principal amount being redeemed to, but excluding, the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indentures. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness exceeding $100 million caused by a nonpayment default.
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 and further amended on May 11, 2020 (the “2018 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of September 30, 2021. As of September 30, 2021 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into the $1.2 billion 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility terminates on December 10, 2021, with each such loan maturing one year after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. Borrowings under the amended 2019 Credit Facility bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 1.125% to 1.750%, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the 2019 Credit Facility was 1.375% as of September 30, 2021. In March 2021, the Company repaid the outstanding balance of €183.3 million under the 2019 Credit Facility. Following the completion of the sale of the FCS business, the Company is permitted to make up to two additional borrowings in an aggregate amount equal to $270 million for general corporate purposes under the 2019 Credit Facility.
Borrowings under the under the 2019 Credit Facility and 2018 Credit Agreement (together the “Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated net funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) be less than or equal to 4.50:1 for the fiscal quarters through September 30, 2021, 4.00:1 for the fiscal quarter ending December 31, 2021, and 3:50:1 for fiscal quarters thereafter, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and each such Credit Agreement being terminated. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following the amendments to those agreements.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.0 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. In March 2021 we repaid all outstanding Commercial Paper Notes and had none outstanding at September 30, 2021.
The non-current portion of our long-term debt amounted to $2.02 billion at September 30, 2021, compared to $2.77 billion at December 31, 2020. In addition, at September 30, 2021, we had availability to borrow $1.27 billion under our commercial paper program and the Credit Agreements, and $131.5 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those line of credit, if any, are classified as long-term debt. We believe that at September 30, 2021, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $81.8 million at September 30, 2021. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures noted above from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2020, with the exception of the debt repayments made in the first quarter of 2021, as noted above. Following the debt repayments, our annual maturities of long-term debt at September 30, 2021 and our expected interest payments on those long-term debt obligations are as follows (in millions):

	Maturities of Long-term Debt	Expected Interest Payments
Remainder of 2021	$0.6	$36.8
2022	—	57.4
2023	—	57.4
2024	425.0	55.9
2025	441.1	39.3
Thereafter	1,169.8	413.7
For variable-rate debt obligations, projected interest payments are calculated using the September 30, 2021 weighted average interest rate of approximately 0.36%.
Total expected 2021 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, should approximate $25 million, including contributions expected to be made in 2020 that were deferred to 2021. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $22.1 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2021.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $16.7 million at September 30, 2021 and $14.7 million at December 31, 2020. Related assets for corresponding offsetting benefits recorded in Other assets totaled $22.4 million at September 30, 2021 and $24.1 million at December 31, 2020. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2021 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Our growth investments include the recently announced the signing of a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. We expect the transaction, which is subject to customary closing conditions, to close in early 2022. In addition, we announced agreements for strategic investments in China with plans to build two lithium hydroxide conversion plants, each initially targeting 50,000 metric tons per year. We expect construction of these conversion plants to begin in 2022 and be completed by the end of 2024.
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
On February 6, 2017, Huntsman International LLC (“Huntsman”), a subsidiary of Huntsman Corporation, filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Rockwood Specialties, Inc., certain former executives of Rockwood and its subsidiaries—Seifollah Ghasemi, Thomas Riordan, Andrew Ross, and Michael Valente, and Albemarle. The lawsuit arises out of Huntsman’s acquisition of certain Rockwood subsidiaries in connection with a stock purchase agreement (the “SPA”), dated September 17, 2013. Before that transaction closed on October 1, 2014, Albemarle began discussions with Rockwood to purchase all outstanding equity of Rockwood and did so in a transaction that closed on January 12, 2015. Huntsman’s complaint asserted that certain technology that Rockwood had developed for a production facility in Augusta, Georgia, and which was among the assets that Huntsman acquired pursuant to the SPA, did not work, and that Rockwood and the defendant executives had intentionally misled Huntsman about that technology in connection with the Huntsman-Rockwood transaction. The complaint asserted claims for, among other things, fraud, negligent misrepresentation, and breach of the SPA, and sought certain costs for completing construction of the production facility.
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Albemarle continues to assess its legal rights and options. Albemarle and Huntsman have initiated discussions regarding a resolution of the matter.
Based on our review of the decision by the AAA arbitration panel, Albemarle has decided to view the decision as representing the best estimate available of the outcome of this arbitration. As a result, the consolidated statements of income for the three and nine months ended September 30, 2021, includes a loss of $657.4 million ($504.5 million net of income tax), inclusive of estimated possible legal fees incurred by Huntsman and other related obligations, to reflect the increase in liabilities for this legal matter.
In addition, as first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC about a potential resolution.
At this time, we are unable to predict the duration, scope, result, or related costs associated with the investigations. We also are unable to predict what action may be taken by the DOJ, the SEC, or the DPP, or what penalties or remedial actions they may ultimately seek. Any determination that our operations or activities are not, or were not, in compliance with existing laws or regulations could result in the imposition of fines, penalties, disgorgement, equitable relief, or other losses. We do not believe, however, that any such fines, penalties, disgorgement, equitable relief, or other losses would have a material adverse effect on our financial condition or liquidity. However, an adverse resolution could have a material adverse effect on our results of operations in a particular period.
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2024, we believe we have, and will be able to maintain, a solid liquidity position.
We had cash and cash equivalents totaling $595.0 million at September 30, 2021, of which $376.8 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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

Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Net sales(a)	$1,085,274	$1,621,651
Gross profit	204,861	357,431
Income (loss) before income taxes and equity in net income of unconsolidated investments(b)(c)	233,685	(205,486)
Net income (loss) attributable to the Parent Guarantor and the Issuer	171,322	(222,097)
(a)    Includes net sales to Non-Guarantors of $563.6 million and $893.5 million for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $101.3 million and $132.7 million for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.
(c)    The nine months ended September 30, 2021 includes the Parent Guarantor’s portion of gain on sale of the FCS business on June 1, 2021.

Summarized Balance Sheet

$ in thousands	September 30, 2021	December 31, 2020
Current assets(a)	$1,003,579	$1,194,278
Net property, plant and equipment	2,824,881	2,621,012
Other noncurrent assets	534,090	305,544

Current liabilities(b)	$1,297,043	$2,236,233
Long-term debt	995,690	1,321,413
Other noncurrent liabilities(c)	7,284,019	7,317,103
(a)    Includes receivables from Non-Guarantors of $398.4 million and $548.9 million at September 30, 2021 and December 31, 2020, respectively.
(b)    Includes current payables to Non-Guarantors of $965.0 million and $975.0 million at September 30, 2021 and December 31, 2020, respectively.
(c)    Includes noncurrent payables to Non-Guarantors of $6.6 billion at September 30, 2021 and December 31, 2020.

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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Net sales(a)	$1,085,274	$1,621,651
Gross profit	218,231	375,138
Income (loss) before income taxes and equity in net income of unconsolidated investments(b)	267,804	(124,464)
Net income (loss) attributable to the Subsidiary Guarantor and the Parent Issuer	195,729	(152,509)
(a)    Includes net sales to Non-Guarantors of $563.6 million and $893.5 million for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $74.2 million and $57.2 million for the nine months ended September 30, 2021 and year ended December 31, 2020, respectively.
(c)    The nine months ended September 30, 2021 includes the Parent Issuer’s portion of gain on sale of the FCS business on June 1, 2021.

Summarized Balance Sheet

$ in thousands	September 30, 2021	December 31, 2020
Current assets(a)	$998,631	$1,315,110
Net property, plant and equipment	728,384	770,230
Other non-current assets(b)	1,550,779	970,268

Current liabilities(c)	$1,300,100	$2,133,548
Long-term debt	1,788,107	2,404,193
Other noncurrent liabilities(c)	6,548,645	6,468,644
(a)    Includes receivables from Non-Guarantors of $426.9 million and $705.1 million at September 30, 2021 and December 31, 2020, respectively.

(b)    Includes noncurrent receivables from Non-Guarantors of $1.0 billion and $673.0 million at September 30, 2021 and December 31, 2020, respectively.
(c)    Includes current payables to Non-Guarantors of $950.3 million and $983.3 million at September 30, 2021 and December 31, 2020, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.8 billion and $5.7 billion at September 30, 2021 and December 31, 2020, respectively.
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
We had variable interest rate borrowings of $5.4 million outstanding at September 30, 2021, bearing a weighted average interest rate of 0.36% and representing less than 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of September 30, 2021. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $720.2 million and with a fair value representing a net asset position of $0.4 million at September 30, 2021. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2021, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $26.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $27.0 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2021, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On February 6, 2017, Huntsman International LLC (“Huntsman”), a subsidiary of Huntsman Corporation, filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Rockwood Specialties, Inc., certain former executives of Rockwood and its subsidiaries—Seifollah Ghasemi, Thomas Riordan, Andrew Ross, and Michael Valente, and Albemarle. The lawsuit arises out of Huntsman’s acquisition of certain Rockwood subsidiaries in connection with a stock purchase agreement (the “SPA”), dated September 17, 2013. Before that transaction closed on October 1, 2014, Albemarle began discussions with Rockwood to purchase all outstanding equity of Rockwood and did so in a transaction that closed on January 12, 2015. Huntsman’s complaint asserted that certain technology that Rockwood had developed for a production facility in Augusta, Georgia, and which was among the assets that Huntsman acquired pursuant to the SPA, did not work, and that Rockwood and the defendant executives had intentionally misled Huntsman about that technology in connection with the Huntsman-Rockwood transaction. The complaint asserted claims for, among other things, fraud, negligent misrepresentation, and breach of the SPA, and sought certain costs for completing construction of the production facility.
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Albemarle continues to assess its legal rights and options. Albemarle and Huntsman have initiated discussions regarding a resolution of the matter.
Based on our review of the decision by the AAA arbitration panel, Albemarle has decided to view the decision as representing the best estimate available of the outcome of this arbitration. As a result, the consolidated statements of income for the three and nine months ended September 30, 2021, includes a loss of $657.4 million ($504.5 million net of income tax), inclusive of estimated possible legal fees incurred by Huntsman and other related obligations, to reflect the increase in liabilities for this legal matter.
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

Item 5.	Other Information.
On November 3, 2021, we entered into a letter agreement with Raphael Crawford (the “Letter Agreement”) with respect to his compensation as President of our Catalysts Global Business Unit. The terms of the Letter Agreement were approved by the Executive Compensation Committee, based in part upon consultation with Pearl Meyer, which serves as independent compensation consultants to the Executive Compensation Committee.
The Letter Agreement provides Mr. Crawford with an enhanced compensation opportunity in exchange for his support of our strategic review of our Catalysts segment if such review results in our divestiture of the Catalysts segment.
Under the terms of the Letter Agreement, we will pay Mr. Crawford (a) an annual incentive bonus under our annual incentive plan for 2021 (“2021 AIP Bonus”) and, (b) if the closing date of our divestiture of the Catalysts segment (the “Closing Date”) occurs after January 1, 2022, an amount based on his target annual incentive bonus under our annual incentive plan for 2022 that will be established for the Catalysts segment (“2022 Catalysts Bonus”), subject to certain adjustments. The 2021 AIP Bonus shall be paid no later than March 15, 2022 (the “AIP Bonus Date”) and the 2022 Catalysts Bonus shall be paid no later than thirty days following the Closing Date. In addition, we will pay Mr. Crawford a one-time, cash payment equivalent to 5% of his annual salary as in effect as of the date of the Letter Agreement (the “Retention Payment”) if he is employed on the Closing Date and remains employed until the date three months following the Closing Date, or, if earlier, the date he is terminated without cause (the date three months following the Closing Date or of such termination without cause, as applicable, the “Retention Payment Date”). Mr. Crawford’s eligibility to receive the 2021 AIP Bonus, the 2022 Catalysts Bonus, and the Retention Payment are subject to his continued employment through the AIP Bonus Date, the Closing Date, and the Retention Payment Date, respectively.
The Letter Agreement also provides for the accelerated vesting of certain outstanding equity incentive awards (the “LTI Award(s)”) previously granted to Mr. Crawford under our 2017 Incentive Plan. Pursuant to the Letter Agreement: (a) a portion of Mr. Crawford’s outstanding restricted stock units will vest on the Closing Date, and Mr. Crawford will be entitled to receive one share of common stock for each remaining restricted stock unit on the date or dates on which such restricted stock units would have vested under the applicable LTI Award; (b) a portion of Mr. Crawford’s outstanding stock options will vest on the Closing Date, and the remaining options shall vest and become exercisable on the date or dates such options would have vested under the terms of the applicable LTI Award; (c) outstanding performance units payable under the February 2018 Performance Unit LTI Award will be fully vested and paid on the earlier of January 1, 2022 or the Closing Date; (d) with respect to outstanding performance units payable under the February 2019 Performance Unit LTI Award, 50% of such performance units will be fully vested and paid on the date on which our compensation committee determines the number of units earned under such award, and 50% of such units will be fully vested and paid on the earlier of the Closing Date and January 1, 2023; and (e) 50% of all other outstanding performance unit LTI Awards shall vest and be paid on the date or dates on which such performance units would have vested under the applicable LTI Award, and 50% of such units shall vest and be paid on the following January 1. The accelerated vesting and other terms of such awards under the Letter Agreement are subject to, where applicable, Mr. Crawford’s employment not having been terminated by us or the purchaser for Cause (as defined in the Letter Agreement) or by Mr. Crawford’s voluntarily resignation prior to 12 months following the Closing Date.
The Letter Agreement contains a release of claims and customary covenants related to confidentiality, non‑competition, and non-solicitation of customers, business partners, and employees.
The foregoing description of the Letter Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Letter Agreement, which is included as Exhibit 10.1 to this report and is incorporated herein by reference.

Item 6.	Exhibits.
(a) Exhibits

#*10.1	Letter Agreement with Raphael Crawford, dated November 3, 2021.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2021, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the nine months ended September 30, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2021 and 2020, (iii) the Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2021 and 2020, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 4, 2021	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)