Form 10-K
period 2021-12-31
ALBEMARLE CORP
filed 2022-02-22
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $19.7 billion based on the last reported sale price of common stock on June 30, 2021, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 11, 2022: 117,036,615
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2021

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
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. Our corporate purpose is making the world safe and sustainable by powering the potential of people. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals and crop protection. We believe that our commercial and geographic diversity, technical expertise, access to high-quality resources, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading positions in those areas of the specialty chemicals industry in which we operate.
We and our joint ventures currently operate more than 25 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2021, we served approximately 2,100 customers, none of which individually represents more than 10% of net sales of the Company, in approximately 70 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2021, we managed and reported our operations under three reportable segments: Lithium, Bromine and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset efficiency, market focus, agility and responsiveness. Financial results and discussion about our segments included in this report are organized according to these categories except where noted.
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

Albemarle Corporation and Subsidiaries

Raw Materials and Significant Supply Contracts
We obtain lithium through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada, and by purchasing lithium concentrate from our 49%-owned joint venture, Windfield Holdings Pty. Ltd. (“Windfield”), which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia (“Talison”). In 2019, we completed the acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture (“MARBL”), for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project and for the operation of the Kemerton, Australia lithium hydroxide conversion assets. Upon acquisition, we idled MARBL’s production of spodumene until market demand supported bringing the mine back into production. In October 2021, MARBL announced its intention to resume spodumene concentrate production at this site, with the production restart expected during the second quarter of 2022. In addition, we hold mineral rights in defined areas of Kings Mountain, North Carolina with available lithium resources and we own undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina. If necessary, we can also obtain lithium from other sources. See Item 2. Properties, for additional disclosures of our lithium mineral properties.
Bromine Segment
During 2021, we changed the name of our Bromine Specialties segment to Bromine. This change simplifies the name of the reportable segment, and does not impact the operations of the business or disclosure of the related assets. Our bromine and bromine-based business includes products used in fire safety solutions and other specialty chemicals applications. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. End market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable products, electrical connectors, textiles and foam insulation. Our bromine-based business also includes specialty chemicals products such as elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. These specialty products are used in chemical synthesis, oil and gas well drilling and completion fluids, mercury control, water purification, beef and poultry processing and various other industrial applications. Other specialty chemicals that we produce include tertiary amines for surfactants, biocides, and disinfectants and sanitizers. A number of customers of our bromine business operate in cyclical industries, including the consumer electronics and oil field industries. As a result, demand from our customers in such industries is also cyclical.
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
Raw Materials and Significant Supply Contracts
The bromine we use is originally sourced from two locations: Arkansas and the Dead Sea. Our bromine production operations in Arkansas are supported by an active brine rights leasing program. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture established in 1999, with operations in Safi, Jordan, we acquire bromine that is originally sourced from the Dead Sea. JBC processes the bromine at its facilities into a variety of end products. See Item 2. Properties, regarding additional disclosures for our mineral properties.
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

Albemarle Corporation and Subsidiaries

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
There were more than 600 refineries world-wide in 2021. We expect to continue to see some less profitable, typically smaller, refineries shutting down and, over the long-term, being replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refinery utilization was lower in 2021 and 2020 compared to the prior years, with most refineries cutting throughput due to the reduction in demand resulting from global travel restrictions to contain the COVID-19 pandemic. We estimate that there are currently approximately 600 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 3,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to four years.
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
Our major competitors in the CFT catalysts market include Shell Catalysts & Technologies, Advanced Refining Technologies and Haldor Topsoe. Our major competitors in the FCC catalysts market include W.R. Grace & Co., BASF Corporation and China Petrochemical Corporation (Sinopec). In the PCS market, our major competitors include Nouryon, Lanxess AG and Arxada.
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
As of December 31, 2021, we had approximately 6,000 employees, including employees of our consolidated joint ventures, of whom 2,600, or 43%, are employed in the U.S. and the Americas; 1,600, or 27%, are employed in Asia Pacific; 1,400, or 23%, are employed in Europe; and 400, or 7%, are employed in the Middle East or other areas. Approximately 46% of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.
Health and Safety
The health and safety of our employees is a part of our core values at Albemarle and is integral to how we conduct business. Our employees, contractors, and visitors follow a comprehensive set of written health and safety policies and procedures at both the corporate and local site levels. We routinely audit ourselves against our policies, procedures and standards, using internal and third-party resources. We also include health and safety metrics in our annual incentive plan for all employees to incentivize our commitment to safety. In 2021, we improved our Occupational Safety and Health Act (“OSHA”) occupational injury and illness incident rate to 0.19 for our employees and nested contractors, compared to 0.26 in 2020. In

Albemarle Corporation and Subsidiaries

addition, we provide all employees and their dependents with access to our Employee Assistance Program which provides free mental and behavioral health resources.
In response to the COVID-19 pandemic, Albemarle’s cross-functional Global Response Team continues to meet regularly to address employee health and safety and operational challenges. Our first priority is always the health and well-being of our employees, customers, and communities. Since the start of the pandemic, our focus has shifted from managing an immediate crisis to building in the flexibility needed to adjust for regional differences and changing conditions. Protocols that include restricted travel, shift adjustments, increased hygiene, and social distancing for the essential workers at our plants have been put in place at all locations. In some regions, employees are able to return to their work sites. Other regions, including most of North and South America, remain on work-from-home protocols for non-essential personnel.
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
Investment in Talent
Investing in talent is a critical process for Albemarle because it allows us to be proactive and anticipate key organizational needs for talent and capabilities. This enables us to efficiently and effectively ensure that we have the right talent pipeline to drive Albemarle’s success into the future. We also provide leadership development through performance coaching, 360-degree feedback, plant training including health, safety and environmental, and experiential development and mentoring. Our leadership development is a cornerstone to our talent management strategy.
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
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2021, we owned more than 2,000 active patents and more than 450 pending patent applications in key

Albemarle Corporation and Subsidiaries

strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the OSHA. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees and we maintain an active health, safety and environmental program. As noted above, we finished 2021 with an OSHA occupational injury and illness incident rate of 0.19 for Albemarle employees and nested contractors, compared to 0.26 in 2020.
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
Climate Change and Natural Resources
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
In addition to potential business opportunities, we acknowledge our responsibility to address the impact of our operations on the environment. We are investing in technology and people to reduce energy consumption, greenhouse gas emissions and air emissions of ozone-depleting substances. In 2021, we established greenhouse gas emission targets for each of our businesses, including achieving net zero carbon emissions by 2050, reducing the carbon-intensity of our Bromine and Catalysts businesses by a combined 35% by 2030, and growing our Lithium business in a carbon-intensity neutral manner through 2030.
Water is a critical input to Albemarle’s production operations. As water is a scarce resource, we understand the need to responsibly manage our water consumption not only for the preservation of the environment, but for the viability of our local communities. We are investing in new process technologies to reduce our water footprint and expand capacity sustainably in locations with high water risk. Our goal is to reduce our intensity of freshwater usage by 25% by 2030 in areas of high or extremely high-water risk, such as Chile and Jordan, as defined by the World Resources Institute.
Our businesses are dependent on the availability and responsible management of natural resources. We manage our natural resources to operate efficiently and preserve the environment for our local communities and the world. Our natural resource management includes mineral resource transparency with local communities, governments, regulators and other key stakeholders, as well as partnering with the Initiative for Responsible Mining Assurance for our lithium production for the assurance of responsible mining. We attempt to maximize the recovery of our extracted minerals and recycle or reuse by-products where possible. In addition, we work with local communities, regulatory agencies and wildlife organizations to preserve and restore land and biodiversity before, during and after all operations commence.
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
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, China. The plant has designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and is capable of producing battery-grade lithium carbonate and lithium hydroxide. The plant is currently in the commissioning stage and is expected to begin commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in the first half of 2022.

Albemarle Corporation and Subsidiaries

On June 1, 2021, we completed the sale of our fine chemistry services (“FCS”) business to W. R. Grace & Co. (“Grace”) for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania.
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
We conduct a substantial portion of our business outside the U.S., with approximately 78% of our sales to foreign countries. We operate and/or sell our products to customers in approximately 70 countries. We currently have many production facilities, research and development and administrative facilities, as well as sales offices located outside the U.S., as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:
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
•increased regulations on, or reduced access to, scare resources, such as freshwater;
•changes in foreign laws and tax rates or U.S. laws and tax rates with respect to foreign income may unexpectedly increase the rate at which our income is taxed, impose new and additional taxes on remittances, repatriation or other payments by subsidiaries, or cause the loss of previously recorded tax benefits;

Albemarle Corporation and Subsidiaries

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
Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all, including due to climate change, could have an adverse effect on the margins of our products and our results of operations.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

Downturns in our customers’ industries, many of which are cyclical, could adversely affect our sales and profitability.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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
Our inability to protect our intellectual property rights, or being accused of infringing on intellectual property rights of third parties,, could have a material adverse effect on our business, financial condition and results of operations.
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

Albemarle Corporation and Subsidiaries

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
For our existing operations, we utilize geological and metallurgical assumptions, financial projections and price estimates. These estimates are periodically updated to reflect changes in our operations, including modifications to our proven and probable reserves and mineralized material, revisions to environmental obligations, changes in legislation and/or social, political or economic environment, and other significant events associated with natural resource extraction operations. There are numerous uncertainties inherent in estimating quantities and qualities of lithium and costs to extract recoverable reserves, including many factors beyond our control, that could cause results to differ materially from expected financial and operating results or result in future impairment charges. In addition, it cannot be assumed that any part or all of the inferred mineral resources will ever be converted into mineral reserves, as defined by the SEC. See Item 2. Properties, for a discussion and quantification of our current mineral resources and reserves.
There is risk to the growth of lithium markets.
Our lithium business is significantly dependent on the development and adoption of new applications for lithium batteries and the growth in demand for plug-in hybrid electric vehicles and battery electric vehicles. To the extent that such development, adoption and growth do not occur in the volume and/or manner that we contemplate, including for reasons described under the heading “The development of non-lithium battery technologies could adversely affect us,” above, the long-term growth in the markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our ability to develop it successfully.
Our ability to successfully develop our lithium resources, including our 60% interest in MARBL’s Wodgina mine, and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products, such as lithium hydroxide. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. Such external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances. In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations.
Following the Wodgina acquisition, the Wodgina mine idled production of spodumene until market demand supported bringing the mine back into production. In October 2021, MARBL announced its intention to resume spodumene concentrate production at the Wodgina mine, with the production restart expected during the second quarter of 2022, but there are no assurances that the mine will be put back into production in that time frame or at all. Delays in putting the mine into production, as well as continued fluctuations in demand for and pricing of lithium and related products may affect the value of our investment in Wodgina and our value as a whole.
If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.
Our success depends on our ability to attract and retain key personnel including our management team. In light of the specialized and technical nature of our business, our performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Albemarle Corporation and Subsidiaries

Some of our employees are unionized, represented by works councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2021, we had approximately 6,000 employees, including employees of our consolidated joint ventures. Approximately 46% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
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

Albemarle Corporation and Subsidiaries

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
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the E.U. Euro, Japanese Yen, Chinese Renminbi, Australian Dollar and Chilean Peso. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2021, approximately 27% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
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

Albemarle Corporation and Subsidiaries

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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $10 million of required cash contributions during 2022 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2022 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.

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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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
The COVID-19 pandemic has created significant uncertainty and economic disruption. While we have not experienced a material impact to date, the ultimate extent to which it impacts our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic, including from the discovery of new strain variants; government restrictions on businesses and individuals; the health and safety of our employees and communities in which we do business; the impact of the pandemic on our customers' businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.
The Company has taken, and plans to continue to take, certain measures to maintain financial flexibility, including reducing debt balances with an underwritten public offering of its common stock and implementing a cost savings initiative, while still protecting our employees and customers. However, if conditions caused by the COVID-19 pandemic worsen, the Company may not be able to maintain compliance with its financial covenants and could be required to seek additional amendments to the Credit Agreements. If the Company were not able to obtain any such necessary additional amendments, that would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
Natural disasters or other unanticipated catastrophes could impact our results of operations.
The occurrence of natural disasters, such as hurricanes, floods or earthquakes; pandemics, such as COVID-19; or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers and customers do business, could cause interruptions in our operations. Historically, major hurricanes have caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and our suppliers of certain raw materials, which had an adverse impact on volume and cost for some of our products. Our operations in Chile could be subject to significant rain events and earthquakes, and our operations in Asia could be subject to weather events such as typhoons. A global or regional pandemic or similar outbreak in a region of our, our customers, or our suppliers could disrupt business. If similar or other weather events, natural disasters, or other catastrophe events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.

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
We operate globally, with our principal executive offices located in Charlotte, North Carolina and regional shared services offices located in Budapest, Hungary and Dalian, China. Each of these properties are leased. We and our affiliates also operate regional sales and administrative offices in various locations throughout the world, which are generally leased.
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2021, the Company’s manufacturing plants operated at approximately 86% capacity, in the aggregate.
Set forth below is information regarding our production facilities operated by us and our affiliates. Additional details regarding our significant mineral properties can be found below the table.

Location	Principal Use	Owned/Leased
Lithium
Chengdu, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Greenbushes, Australia(a)	Production of lithium spodumene minerals and lithium concentrate	Owned(e)
Kemerton, Australia(a)(b)	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned(e)
Kings Mountain, NC	Production of technical and battery-grade lithium hydroxide, lithium salts and battery-grade lithium metal products	Owned
La Negra, Chile	Production of technical and battery-grade lithium carbonate and lithium chloride	Owned
Langelsheim, Germany	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned
New Johnsonville, TN	Production of butyllithium and specialty products	Owned
Salar de Atacama, Chile(a)	Production of lithium brine and potash	Owned(f)
Silver Peak, NV(a)	Production of lithium brine, technical-grade lithium carbonate and lithium hydroxide	Owned
Taichung, Taiwan	Production of butyllithium	Owned
Wodgina, Australia(a)(c)	Production of lithium spodumene minerals and lithium concentrate	Owned and leased(e)
Xinyu, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Bromine
Baton Rouge, LA	Research and product development activities, and production of flame retardants	Leased
Magnolia, AR(a)	Production of flame retardants, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned
Safi, Jordan(a)	Production of bromine and derivatives and flame retardants	Owned and leased(e)
Twinsburg, OH	Production of bromine-activated carbon	Leased
Catalysts
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned
Bitterfeld, Germany	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned(e)
La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned(e)
McAlester, OK	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned(e)
Mobile, AL	Production of tin stabilizers	Owned(e)
Niihama, Japan	Production of refinery catalysts	Leased(e)
Pasadena, TX(d)	Production of aluminum alkyls, orthoalkylated anilines, refinery catalysts and other specialty chemicals; refinery catalysts regeneration services and research and development activities	Owned
Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned(e)
Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned(e)
(a)    See below for further discussion of these significant mineral extraction facilities.
(b)    Construction of Train I of the Kemerton, Australia facility was completed in the fourth quarter of 2021. Due to the ongoing labor shortages and COVID-19 pandemic travel restrictions in Western Australia, Train II construction is expected to be completed in the second half of 2022. Commercial sales volume from Train I will begin in 2022 and Train II in 2023.
(c)    Since its acquisition in 2019, the Wodgina mine idled production of spodumene until the market demand supported bringing the mine back into production. MARBL recently announced its intention to resume spodumene concentrate production at this site, with the production restart expected during the second quarter of 2022.
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

Mineral Properties
Set forth below are details regarding our mineral properties operated by us and our affiliates which have been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, issued by the Securities and Exchange Commission (“SEC”). As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated

Albemarle Corporation and Subsidiaries

mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“QP”) that the mineral resources can be the basis of an economically viable project.
Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, it cannot be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, that it will ever be upgraded to a higher category, or that all or any part of the mineral resources will ever be converted into mineral reserves. See risk factor - “Our inability to acquire or develop additional reserves that are economically viable could have a material adverse effect on our future profitability,” in Item 1A. Risk Factors.
Overview
At December 31, 2021, we had the following mineral extraction facilities:

Location	Business Segment	Ownership %	Extraction Type	Stage
Australia
Greenbushes	Lithium	49%	Hard rock	Production
Wodgina	Lithium	60%(a)	Hard rock	Production(b)
Chile
Salar de Atacama	Lithium	100%	Brine	Production
Jordan
Safi(c)	Bromine	50%	Brine	Production
United States
Kings Mountain, NC	Lithium	100%	Hard rock	Development
Magnolia, AR(c)	Bromine	100%	Brine	Production
Silver Peak, NV(c)	Lithium	100%	Brine	Production

Albemarle Corporation and Subsidiaries

(a)    Through our MARBL joint venture, we own 60% interest in the Wodgina Project. We are providing 100% of attributable value for Wodgina mineral resources based on intended marketing of 100% of the output of the mining operation to the Kemerton lithium hydroxide processing plant.
(b)    Following the Wodgina acquisition in 2019, the Wodgina mine idled production of spodumene until market demand supported bringing the mine back into production. In October 2021, our 60%-owned MARBL joint venture announced its intention to resume spodumene concentrate production at the Wodgina mine, with the production restart expected during the second quarter of 2022.
(c)    Site includes on-site, or otherwise near-by exclusive, conversion facilities. See individual property disclosure below for further details.
Aggregate annual production from our mineral extraction facilities is shown in the below table. Amounts represent Albemarle’s attributable portion based on ownership percentages noted above and are shown in thousands of metric tons (“MT”) of lithium metal and bromine production. Lithium and bromine is extracted as brine or hard rock concentrate at the extraction facilities. These are then further converted into various compounds and products at on-site processing facilities or other conversion facilities owned by Albemarle around the world. In addition, the brine or concentrate can be used by tolling entities for further processing.

	Aggregate Annual Production (MT in thousands)
	Year Ended December 31,
	2021	2020	2019
Lithium	483	301	389
Bromine	128	131	130
See individual property disclosure below for further details regarding mineral rights, titles, property size, permits and other information for our significant mineral extraction properties. The extracted brine or hard rock is processed at facilities on location (as described below) or processed, or further processed, at other facilities throughout the world.
The following table provides a summary of our mineral resources, exclusive of reserves, at December 31, 2021. The below mineral resource amounts are rounded and shown in thousands of MT. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral resources for each material property is included in the "”Material Individual Properties” section below, as well as the in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

	Measured Mineral Resources		Indicated Mineral Resources		Measured and Indicated Mineral Resources		Inferred Mineral Resources
	Amount (MT)	Grade (Li2O%)	Amount (MT)	Grade (Li2O%)	Amount (MT)	Grade (Li2O%)	Amount (MT)	Grade (Li2O%)
Lithium - Hard Rock:
Australia
Greenbushes	—	—	16,900	1.47%	16,900	1.47%	20,000	1.05%
Wodgina(a)	—	—	22,300	1.39%	22,300	1.39%	164,000	1.15%
United States
Kings Mountain, NC	—	—	46,816	1.37%	46,816	1.37%	42,869	1.10%
	Amount (MT)	Concentration (mg/L)	Amount (MT)	Concentration (mg/L)	Amount (MT)	Concentration (mg/L)	Amount (MT)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	717	2,211	642	1,747	1,360	1,959	131	1,593
United States
Silver Peak, NV	10	152	25	143	35	145	63	121
(a)    Through our MARBL joint venture, we own 60% interest in the Wodgina Project. We are providing 100% of attributable value for Wodgina mineral resources based on intended marketing of 100% of the output of the mining operation to the Kemerton lithium hydroxide processing plant.
The feedstock for the Safi, Jordan site, owned 50% by Albemarle through its JBC joint venture, is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, Arab Potash Company (“APC”) has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. The resource base of bromide ion

Albemarle Corporation and Subsidiaries

estimated to be allocated to Jordan’s share of the Dead Sea is estimated at 354.9 million MT. JBC is extracting approximately 1 percent of the bromine available. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 mg/L.
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.
The following table provides a summary of our mineral reserves at December 31, 2021. The below mineral reserve amounts are rounded and shown in thousands of MT. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral reserves for each material property is included in the "”Material Individual Properties” section below, as well as the in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (MT)	Grade (Li2O%)	Amount (MT)	Grade (Li2O%)	Amount (MT)	Grade (Li2O%)
Lithium - Hard Rock(a):
Australia
Greenbushes	—	—	69,900	1.95%	69,900	1.95%
	Amount (MT)	Concentration (mg/L)	Amount (MT)	Concentration (mg/L)	Amount (MT)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	323	2,190	324	1,927	647	2,071
United States
Silver Peak, NV	13	88	49	83	62	84
Bromine:
United States
Magnolia, AR(b)	2,497		574		3,071
(a)    The Wodgina mine is at an initial assessment level, and as a result, contains no mineral reserves. Mineral reserve estimates are not applicable for the Kings Mountain site.
(b)    The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range up to over 6,000 mg/L.
The mineral reserve estimate for the Safi, Jordan bromine site is 4.89 million MT of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 8,890 mg/L based on historical pumping.
Mineral resource and reserve estimates were prepared by a QP with an effective date provided in the individual technical report summaries filed as Exhibits 96.1 to 96.6 to this report. Differences from those amounts in the technical report summaries represent depletion from the effective date of the report until December 31, 2021. Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.
Internal Controls
The modeling and analysis of our mineral resources and reserves was developed by our site personnel and reviewed by several levels of internal management, as well as the QP for each site. The development of such resources and reserves estimates, including related assumptions, were prepared by a QP.
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QP and management agree

Albemarle Corporation and Subsidiaries

on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP.
Estimations and assumptions were developed independently for each significant mineral location. All estimates require a combination of historical data and key assumptions and parameters. When possible, resources and data from public information and generally accepted industry sources, such as governmental resource agencies, were used to develop these estimations.
Each site has developed quality control and quality assurance (“QC/QA”) procedures, which were reviewed by the QP, to ensure the process for developing mineral resource and reserve estimates were sufficiently accurate. QC/QA procedures include independent checks (duplicates) on samples by third party laboratories, blind blank/standard insertion into sample streams, duplicate sampling, among others. In addition, the QPs reviewed the consistency of historical production at each site as part of their analysis of the QC/QA procedures. See details of the controls for each site in the technical summary reports filed as Exhibits 96.1 to 96.6 to this report.
We recognize the risks inherent in mineral resource and reserve estimates, such as the geological complexity, the interpretation and extrapolation of field and well data, changes in operating approach, macroeconomic conditions and new data, among others. The capital, operating and economic analysis estimates rely on a range of assumptions and forecasts that are subject to change. In addition, certain estimates are based on mineral rights agreements with local and foreign governments. Any changes to these access rights could impact the estimates of mineral resources and reserves calculated in these reports. Overestimated resources and reserves resulting from these risks could have a material effect on future profitability.
Material Individual Properties

Greenbushes, Australia

300000
450000
600000
6600000
6450000
6300000
6150000
Australia
Joondalup
Perth
Mandurah
Bunbury
Greenbushes
Perth Canyon Marine Park
Perth Canyon Multiple Use Zone
Geographe Marine Park
South-west Corner Special Purpose Zone (Mining Exclusion)
Stirling Range National Park
Mount Roe National Park
D'Entrecasteaux
95
94
40
2
20
1
30
120
102
N
0 25 50 100
Kilometers

Albemarle Corporation and Subsidiaries

The Greenbushes mine is a hard rock, open pit mine (latitude 33° 52´S, longitude 116° 04´ E) located approximately 250km south of Perth, Western Australia, 90km southeast of the port of Bunbury, a major bulk-handling port in the southwest of Western Australia. The lithium mining operation is near the Greenbushes townsite located in the Shire of Bridgetown-Greenbushes. Access to the Greenbushes Mine is via the paved South Western Highway between Bunbury and Bridgetown to Greenbushes Township and via the paved Maranup Ford Road to the Greenbushes Mine.
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
About 55% of the tenements held by Talison are covered by Western Australia’s State Forest, which is under the authority of the Western Australia Department of Biodiversity, Conservation and Attractions. The majority of the remaining land is private land that covers about 40% of the surface rights. The remaining ground comprises crown land, road reserves and other miscellaneous reserves. The tenements cover a total area of approximately 10,000 hectares and include the historic Greenbushes tin, tantalum and current lithium mining areas. See section 3 of the Greenbushes technical report summary, filed as Exhibit 96.1 to this report, for a listing of tenements held by the Greenbushes site. Talison holds the mining rights for all lithium minerals on these tenements. The operating open pit lithium mining and processing plant area covers approximately 2,000 hectares comprising three mining leases. All lithium mining activities, including tailings storage, processing plant operations, open pits and waste rock dumps, are currently carried out within the boundaries of the three mining leases plus two general purpose leases. In order to keep the granted tenements in good standing, Talison is required to maintain permits, make an annual contribution to the statutory Mining Rehabilitation Fund and pay a royalty on concentrate sales for lithium mineral production as prescribed under the Mining Act 1978 in Western Australia. There are no private royalties that apply to the Greenbushes property. Talison reviews and renews all tenements on an annual basis.
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
Three lithium mineral processing plants are currently operating on the Greenbushes site, two chemical grade plants and a technical grade plant. Tailings are discharged to the tailings storage facility without the need for any neutralization process. Additional infrastructure on site includes power and water supply facilities, a laboratory, administrative offices, occupational health/safety/training offices, dedicated mines rescue area, stores, storage sheds, workshops and engineering offices. The Greenbushes site also leases production drills, excavators, trucks and various support equipment to extract the ore deposit by open pit methods. Talison’s power is delivered by a local distribution system and reticulated and metered within the site. Water is sourced from rainfall and stored in several process dams located on site. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2021, our 49% ownership interest of the gross asset value of the facilities at the Greenbushes site was approximately $415.6 million.
Talison ships the chemical-grade lithium concentrate in vessels to our facilities in Meishan and Xinyu, China to process into battery-grade lithium hydroxide. In addition, the output from Talison can be used by tolling entities in China to produce both lithium carbonate and lithium hydroxide.
A summary of the Greenbushes facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources, exclusive of reserves, and reserves have been developed for Greenbushes since being acquired by Albemarle. SRK Consulting (U.S.) Inc. (“SRK”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates

Albemarle Corporation and Subsidiaries

of lithium mineral resources and reserves at the Greenbushes facility, with an effective date of June 30, 2021. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Greenbushes facility, dated January 28, 2028 is filed as Exhibit 96.1 to this report. The amounts represent Albemarle’s attributable portion based on a 49% ownership percentage, and are presented as MT in thousands.

	Amount	Grade (Li2O%)
Indicated mineral resources:
Resource Pit	15,600	1.54%
Reserve Pit	1,300	0.64%
Inferred mineral resources:
Resource Pit	11,700	1.05%
Reserve Pit	8,200	1.05%
Stockpiles	100	1.40%
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Resources have been reported as in situ (hard rock within optimized pit shell) and stockpile (mined and stored on surface as blasted/crushed material).
•Resources have been categorized subject to the opinion of a QP based on the amount/robustness of informing data for the estimate, consistency of geological/grade distribution, survey information, and have been validated against long term mine reconciliation for the in-situ volumes.
•Resources which are contained within the mineral reserve pit design may be excluded from reserves due to an Inferred classification or because they sit in the incremental cutoff grade range between the resource and reserve cutoff grade. They are disclosed separately from the resources contained within the Resource Pit. There is reasonable expectation that some Inferred resources within the mineral reserve pit design may be converted to higher confidence materials with additional drilling and exploration effort.
•All Measured and Indicated Stockpile resources have been converted to mineral reserves.
•Mineral resources are reported considering a nominal set of assumptions for reporting purposes:
◦Mass Yields (“MY”) for chemical grade material are based on Greenbushes chemical grade plant 1 (“CGP1”) life-of-mine (“LoM”) feed MY formula. For the LoM material, MY is assumed at 29.49% and is subject to a 97% recovery limitation when the lithium oxide grade exceeds 5.5%. Mass yield varies as a function of grade, and may be reported herein at lower mass yields than the CGP1 average.
◦Pit optimization and economics for derivation of cutoff grade include mine gate pricing of $672/MT of 6% Li2O concentrate, $4.75/MT mining cost (LoM average cost-variable by depth), $17.87/MT processing cost, $4.91/MT G&A cost, and $2.66/MT sustaining capital cost.
◦Costs estimated in Australian Dollars (“AUD”) were converted to US Dollars based on an exchange rate of AUD 0.76:$1.00.
◦These economics define a cutoff grade of 0.573% Li2O.
◦An overall 43% pit slope angle, 0% mining dilution, and 100% mining recovery.
◦Resources were reported above this 0.573% Li2O cutoff grade and are constrained by an optimized break-even pit shell.
◦No infrastructure movement capital costs have been added to the optimization.
◦Resources are reported with a cutoff grade between 0.5% and 0.7% Li2O.
◦Stockpile resources have been previously mined between nominal cutoff grades of 0.5 to 0.7% Li2O.
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.

	Amount	Grade (Li2O%)
Probable mineral reserves:
Reserve Pit	67,650	1.97%
Stockpiles	2,250	1.31%
•Mineral reserves are reported exclusive of mineral resources.
•Indicated in situ resources have been converted to Probable reserves.
•Measured and Indicated stockpile resources have been converted to Probable mineral reserves.
•Mineral reserves are reported considering a nominal set of assumptions for reporting purposes:
◦Mineral reserves are based on a mine gate price of $577/MT of chemical grade concentrate (6% Li2O).
◦Mineral reserves assume 80% mining recovery for ore/waste contact areas and 100% for non-waste contact material.
◦Mineral reserves are diluted at approximately 20% at zero grade for ore/waste contact areas in addition to internal dilution built into the resource model (2.7% with the assumed selective mining unit of 5 m x 5 m x 5 m).

Albemarle Corporation and Subsidiaries

◦The MY for reserves processed through the chemical grade plants is estimated by the based on Greenbushes’ MY formula and the LoM mass yield is 29.49% subject to a 97% recovery limitation when the lithium oxide grade exceeds 5.5%.
◦The MY for reserves processed through the chemical grade plant chemical grade plant 2 (“CGP2”) in the next three to four years is estimated by the based on Greenbushes’ MY formula for a LoM mass yield of 16.77%, and is subject to a 97% recovery limitation when the lithium oxide grade exceeds 5.5%. The CGP2 plant is going through a ramp up period where lower recoveries are expected until all equipment has been optimized and additional capital is spent.
◦The MY for reserves processed through the technical grade plant is estimated by the based on Greenbushes’ MY formula and the LoM mass yield is 46.18%. There is approximately 3.5 million MT of technical grade plant feed at 4% Li2O
◦Although Greenbushes produces a technical grade product from the current operation, it is assumed that the reserves reported herein will be sold as a chemical grade product. This assumption is necessary because feed for the technical grade plant is currently only defined at the grade control or blasting level. Therefore, it is conservatively assumed that concentrate produced by the technical grade plant will be sold at the chemical grade product price
◦Pit optimization and economics for derivation of cutoff grade include mine gate pricing of $577/MT of 6% Li2O concentrate, $4.75/MT mining cost (LoM average cost-variable by depth), $17.87/MT processing cost, $4.91/MT G&A cost, and $2.66/MT sustaining capital cost. The mine gate price is based on 650/MT-concentrate cost-insurance-freight (“CIF”) less $73/MT-concentrate for government royalty and transportation to China.
◦Costs estimated in AUD were converted to US Dollars based on an exchange rate of AUD 0.76:$1.00.
◦The price, cost and mass yield parameters, along with the internal constraints of the current operations, result in a mineral reserves cutoff grade of 0.7% Li2O.
◦The cutoff grade of 0.7% Li2O was applied to reserves that are constrained by the ultimate pit design and are detailed in a yearly mine schedule.
◦Stockpile reserves have been previously mined and are reported at a 0.7% Li2O cutoff grade.
•Waste tonnage within the reserve pit is 459 MT at a strip ratio of 3.32:1 (waste to ore – not including reserve stockpiles).
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
Key assumptions and parameters relating to the lithium mineral resources and reserves at the Greenbushes facility are discussed in sections 11 and 12, respectively, of the Greenbushes technical report summary.

Albemarle Corporation and Subsidiaries

Wodgina, Australia

Australia
Port Hedland
Karratha
Wodgina
Dampier Marine Park
Millstream Chichester National Park
Mungaroona Range Nature Reserve
Karijini National Park
1
95
N
0 25 50 100 Kilometers

The Wodgina property, which includes a hard rock, open pit mine (latitude -21° 11' 25"S, longitude 118° 40' 25"E) is located approximately 110 km south-southeast of Port Hedland, Western Australia between the Turner and Yule Rivers. The area includes multiple prominent greenstone ridges up to 180 m above mean sea level surrounded by granitic plains and lowlands. The property is accessible via National Highway 1 to National highway 95 to the Wodgina camp road. All roads to site are paved. The nearest large regional airport is in Port Hedland which also hosts an international deep-water port facility. In addition, a site dedicated all-weather airstrip is located near to site, capable of landing certain aircrafts.
The Wodgina pegmatite deposits were discovered in 1902. Since then, the pegmatite-hosted deposits have been mined for tin, tantalum, beryl, and lithium by various companies. Mining occurred sporadically until Goldrim Mining formed a new partnership with Pan West Tantalum Pty Ltd., who opened open pit mining at the site in 1989 and progressively expanded during the 1990s. Active mining at the Mt. Cassiterite pit has been started and stopped regularly between 2008 and the present. The mine was placed on care and maintenance in 2008, 2012, and most recently in 2019. In 2016, MRL acquired the mine and upgraded the processing facilities and site infrastructure to 750ktpa spodumene plant producing 6% spodumene concentrate, completed in 2019. On October 31, 2019, we completed the acquisition of a 60% interest in this hard rock lithium mine project and formed an unincorporated joint venture with MRL, named MARBL. We formed MARBL for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project. Following the acquisition, MARBL’s production of spodumene was idled until market demand supported bringing the mine back into production. In October 2021, our 60%-owned MARBL joint venture announced its intention to resume spodumene concentrate production at the Wodgina mine, with the production restart expected during the second quarter of 2022.
Wodgina holds mining tenements within the Karriyarra native title claim and are subject to the Land Use Agreement dated March 2001 between the Karriyarra People and Gwalia Tantalum Ltd (now Wodgina Lithium, a 100% subsidiary of MRL, our MARBL joint venture partner). See section 3 of the Wodgina technical report summary, filed as Exhibit 96.2 to this report, for a listing of all mining and exploration land tenements, which are in good standing and no known impediments exist. Certain

Albemarle Corporation and Subsidiaries

tenements are due for renewal in 2026 and another in 2030. Drilling and exploration activities have been conducted throughout the mining life of the Wodgina property.
The Wodgina mine is a pegmatite lithium deposit with spodumene the dominant mineral. The lithium mineralization occurs as 10 - 30 cm long grey-white spodumene crystals within medium grained pegmatites comprising primarily of quartz, feldspar, spodumene, and muscovite. Typically, the spodumene crystals are oriented orthogonal to the pegmatite contacts.
The facilities at Wodgina consist of a three stage crushing plant, the spodumene concentration plant, administrative offices, an accommodation camp, a power station, gas pipeline, three mature and reliable water bore fields, extension for future tailing storage and a fleet of owned and leased mine production equipment. The gas pipeline feeds the site power station to provide the power to the facilities. Water is obtained from the dedicated water bore fields. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2021, our 60% ownership interest of the gross asset value of the facilities at our Wodgina site was approximately $192.2 million.
A summary of the Wodgina facility’s lithium mineral resources as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources have been developed for Wodgina since being acquired by Albemarle. SRK served as the QP and prepared the estimates of lithium mineral resources and reserves at the Wodgina facility, with an effective date of September 30, 2020. A copy of the QP’s technical report summary with respect to the lithium mineral resource estimates at the Wodgina facility, dated December 31, 2021, is filed as Exhibit 96.2 to this report. Through our MARBL joint venture, we own 60% interest in the Wodgina Project. We are providing 100% of attributable value for Wodgina mineral resources based on intended marketing of 100% of the output of the mining operation to the Kemerton lithium hydroxide processing plant. Amounts are presented as MT in thousands.

	Amount	Grade (Li2O%)
Indicated mineral resources	22,300	1.39%
Measured and Indicated mineral resources	22,300	1.39%
Inferred mineral resources	164,000	1.15%
•    All significant figures are rounded to reflect the relative accuracy of the estimates.
•    The Mineral Resource estimate has been classified in accordance with SEC S-K 1300 guidelines and definitions.
•    The Cassiterite Deposit comprises the historically mined Mt. Cassiterite pit and undeveloped North Hill areas.
•    Mineral Resources are not Mineral Reserves and do not have demonstrated economic viability. Inferred Mineral Resources have a high degree of uncertainty as to their economic and technical feasibility. It cannot be assumed that all or any part of an Inferred Mineral Resources can be upgraded to Measured or Indicated Mineral Resources.
•    Metallurgical recovery of lithium has been estimated on a block basis at a consistent 65% based on documentation from historic plant production.
•    To demonstrate reasonable prospects for eventual economic extraction of Mineral Resources, a cut-off grade of 0.5% Li2O based on metal recoverability assumptions, long-term lithium price assumptions of $584/MT, variable mining costs averaging $3.40/MT, processing costs and G&A costs totaling $23/MT.
•    There are no known legal, political, environmental, or other risks that could materially affect the potential development of the Mineral Resources based on the level of study completed for this property.
The Wodgina mine is at an initial assessment level, and as a result, contains no mineral reserves. Key assumptions and parameters relating to the lithium mineral resources at the Wodgina facility are discussed in section 11 of the Wodgina technical report summary.

Albemarle Corporation and Subsidiaries

Salar de Atacama/La Negra, Chile

450000
600000
Perú
Bolivia
Brasil
Paraguay
Calama
21
23
25
27
1
400
5
Antofagasta
Salar de Atacama
La Negra
Processing Facility
Parque
Nacional
Llullaillaco
Los An
7500000
7350000
7200000
N
0 25 50 100
Kilometers

The Salar de Atacama is located in the commune of San Pedro de Atacama, with the operations approximately 100 kilometers to the south of this commune, in the extreme east of the Antofagasta Region and close to the border with the republics of Argentina and Bolivia. Access to the property is on the major four-lane paved Panamericana Route 5 north from Antofagasta, Chile approximately 60 km northeast to B-385. On B-385, a two-lane paved highway, the Albemarle Salar de Atacama project (latitude 23°38'31.52"S, longitude 68°19'30.31"W) is approximately 175 km to the east. The site has a small private airport that serves the project. A small paved runway airport is also located near San Pedro de Atacama and a large international airport is located in Antofagasta. The La Negra plant (latitude 23°45'20.31"S, longitude 70°18'36.92"W) has direct access roads and located approximately 20 km by paved four lane highway Route 28 southeast of Antofagasta turning north approximately 3 km on Route 5.
In the early 1960s, water with high concentrations of salts was discovered in the Salar de Atacama Basin. In January 1975, one of our predecessors, Foote Mineral Company, signed a long-term contract with the Chilean government for mineral rights with respect to the Salar de Atacama consisting exclusively of the right to access lithium brine, covering an area of approximately 16,700 hectares. See section 3 of the Salar de Atacama technical report summary, filed as Exhibit 96.3 to this report, for a listing of mining concessions at the Salar de Atacama site. The contract originally permitted the production and sale of up to 200,000 metric tons of lithium metal equivalent (“LME”), a calculated percentage of LCE. In 1981, the first construction of evaporation ponds in the Salar de Atacama began. The following year, the construction of the lithium carbonate plant in La Negra began. In 1990, the facilities at the Salar de Atacama were expanded with a new well system and the capacity of the lithium carbonate plant in the La Negra plant was expanded. In 1998, the lithium chloride plant in La Negra began operating, the same year that Chemetall purchased Foote Mineral Company. Subsequently, in 2004, Chemetall was acquired by Rockwood, and in 2015, Rockwood was acquired by Albemarle. Effective January 1, 2017, the Chilean government and Albemarle entered into an annex to the original agreement through which its duration was modified, extending it until the balance of: (a) the original 200,000 metric tons of LME and an additional 262,132 metric tons of LME granted through this annex have been exploited, processed, and sold, or (b) on January 1, 2044, whichever comes first. In addition, the amended

Albemarle Corporation and Subsidiaries

agreement provides for commission payments to the Chilean government based on sales price/metric ton on the amounts sold under the additional quota granted, our support of research and development in Chile of lithium applications and solar energy, and our support of local communities in Northern Chile. Albemarle currently operates its extraction and production facilities in Chile under this mineral rights agreement with the Chilean government.
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
The facilities at the Salar de Atacama consist of extraction wells, evaporation and concentration ponds, leaching plants, a potash plant, a drying plant, services and general areas, including salt stockpiles, as well as a fleet of owned and leased equipment. In addition, the site includes administrative offices, an operations building and a laboratory. The extracted concentrated lithium brine is sent to the La Negra plant by truck for processing. The Salar de Atacama has its own powerhouse that generates the energy necessary for the entire operation of the facilities. We also have permanent and continuous groundwater exploitation rights for two wells that are for industrial use and to supply the Salar de Atacama facilities. The La Negra facilities consist of a boron removal plant, a calcium and magnesium removal plant, two lithium carbonate conversion plants, a lithium chloride plant, evaporation-sedimentation ponds, an offsite area where the raw materials are housed and the inputs that are used in the process are prepared, a dry area where the various products are prepared, as well as a fleet of owned and leased equipment. La Negra is supplied electricity from a local company and has rights to a well in the Peine community for its water supply. We are currently constructing a third lithium carbonate conversion plant expected to be completed mid-2021, followed by a six-month commissioning and qualification process. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2021, the combined gross asset value of our facilities at the Salar de Atacama and in La Negra, Chile (not inclusive of construction in process) was approximately $941.9 million.
A summary of the Salar de Atacama facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources (exclusive of reserves) and reserves have been developed for Salar de Atacama. SRK served as the QP and prepared the estimates of lithium mineral resources and reserves at the Salar de Atacama facility, with an effective date of August 31, 2022. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Salar de Atacama facility, dated January 28, 2022, is filed as Exhibit 96.3 to this report. Differences from the amounts in the technical report summary represent depletion since the effective date of the technical report summary until December 31, 2021. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as MT in thousands.

Albemarle Corporation and Subsidiaries

	Amount	Concentration (mg/L)
Measured mineral resources	717	2,211
Indicated mineral resources	642	1,747
Measured and Indicated mineral resources	1,360	1,959
Inferred mineral resources	131	1,593
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Given the dynamic reserve versus the static resource, a direct measurement of resources post-reserve extraction is not practical. Therefore, as a simplification, to calculate mineral resources, exclusive of reserves, the quantity of lithium pumped in the life of mine plan was subtracted from the overall resource without modification to lithium concentration. Measured and indicated resource were deducted proportionate to their contribution to the overall mineral resource.
•Resources are reported on an in-situ basis.
•Resources are reported between the elevations of 2,299 meters above mean sea level (“mamsl”) and 2,200 masl. Resources are reported as lithium metal.
•Resources have been categorized subject to the opinion of a QP based on the amount/robustness of informing data for the estimate, consistency of geological/grade distribution, survey information.
•Resources have been calculated using drainable porosity estimated from measured values in Upper Halite and volcanic, gypsum and clastic units, and bibliographical values based on the lithology and QP’s experience in similar deposits.
•The estimated economic cutoff grade utilized for resource reporting purposes is 670 mg/l lithium, based on the following assumptions:
◦A technical grade lithium carbonate price of $11,000/MT CIF La Negra. This is a 10% premium to the price utilized for reserve reporting purposes. The 10% premium applied to the resource versus the reserve was selected to generate a resource larger than the reserve, ensuring the resource fully encompassed the reserve while still maintaining reasonable prospect for eventual economic extraction.
◦Recovery factors for the salar operation increase gradually over the span of four years, from the current 40% to the proposed Salar Yield Improvement Program (“SYIP”) 65% recovery in 2025. After that point, evaporation pond recovery is assumed constant at 65%, considering the installation of a liming plant is assumed in 2027. An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
◦A fixed average annual brine pumping rate of 442 L/s is assumed, consistent with Albemarle’s permit conditions.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $3,000/MT CIF Asia.
◦Sustaining capital costs are included in the cutoff grade calculation and post the SYIP installation, average around $54 million per year.
◦Government royalties are excluded from the cutoff grade calculation as these costs are variable, depending upon price. A 3.5% community royalty is included in the cutoff grade as this royalty is fixed.
•Mineral Resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.

	Amount	Concentration (mg/L)
Proven mineral reserves:
In Situ	299	2,150
In Process	24	2,685
Probable mineral reserves:
In Situ	324	1,927
Total mineral reserves:
In Situ	623	2,047
In Process	24	2,685
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the economic model.
•Proven reserves have been estimated as the lithium mass pumped during Years 2020 through 2030 of the proposed LoM plan.
•Probable reserves have been estimated as the lithium mass pumped from 2030 until the end of the proposed LoM plan (2041).
•Reserves are reported as lithium metal
•This mineral reserve estimate was derived based on a production pumping plan truncated in March 2042 (i.e., approximately 21 years). This plan was truncated to reflect the projected depletion of Albemarle’s authorized lithium production quota.
•The estimated economic cutoff grade for the Project is 783 mg/L lithium, based on the assumptions discussed below. The truncated production pumping plan remained well above the economic cutoff grade (i.e., the economic cutoff grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of $10,000/MT CIF Asia.

Albemarle Corporation and Subsidiaries

◦Recovery factors for the salar operation increase gradually over the span of 4 years, from the current 40% to the proposed SYIP 65% recovery in 2025. After that point, evaporation pond recovery is assumed constant at 65%, considering the installation of a liming plant is assumed in 2027. An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
◦A fixed average annual brine pumping rate of 442 L/s is assumed, consistent with Albemarle’s permit conditions.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $3,000/MT CIF Asia.
◦Sustaining capital costs are included in the cutoff grade calculation and post the SYIP installation, average around $54M per year.
◦Government royalties are excluded from the cutoff grade calculation as these costs are variable, depending upon price. A 3.5% community royalty is included in the cutoff grade as this royalty is fixed.
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate and numbers may not add due to rounding.
Key assumptions and parameters relating to the lithium mineral resources and reserves at the Salar de Atacama facility are discussed in sections 11 and 12, respectively, of the Salar de Atacama technical report summary.
Silver Peak, Nevada

460000
600000
Washington
Montana
South Dakota
Oregon
Idaho
Wyoming
Nevada
Utah
Colorado
Oklahoma
California
Arizona
New Mexico
Los Angeles
Texas
McGill
Ely
4350000
NEVADA
Hawthorne
Tonopah
4200000
Silver Peak
Bishop
Alamo
Big Pine
Beatty
Lone Pine
4050000
N
0
25
50
100
Kilometers
Pahrump
Summerlin South
15
515

The Silver Peak site (latitude 37.751773°N, longitude 117.639027°W) is located in a rural area approximately 30 miles southwest of Tonopah, in Esmeralda County, Nevada. It is located in the Clayton Valley, an arid valley historically covered with dry lake beds (playas). The operation borders the small unincorporated town of Silver Peak, Nevada. Albemarle uses the Silver Peak site for the production of lithium brines, which are used to make lithium carbonate and, to a lesser degree, lithium hydroxide. Access to the site is off of the paved highway SR-265 in the town of Silver Peak, Nevada. The administrative offices are located on the south side of the road. The process facility is on the north side of the road and the brine operations are located approximately three miles east of Silver Peak on Silver Peak Road and occupy both the north and south sides of the road. In addition, access to the site is also possible via gravel/dirt roads from Tonopah, Nevada and Goldfield, Nevada.

Albemarle Corporation and Subsidiaries

Lithium brine extraction in the Clayton Valley began in the mid-1960’s by one of our predecessors, the Foote Mineral Company. Since that time, lithium brine operations have been operated on a continuous basis. In 1998, Chemetall purchased Foote Mineral Company. Subsequently, in 2004, Chemetall was acquired by Rockwood, and in 2015, Rockwood was acquired by Albemarle. Our mineral rights in Silver Peak consist of our right to access lithium brine pursuant to our permitted and certified senior water rights, a settlement agreement with the U.S. government, originally entered into in June 1991, and our patented and unpatented land claims. Pursuant to the 1991 agreement, our water rights and our land claims, we have rights to all lithium that we can remove economically from the Clayton Valley Basin in Nevada. See section 3 of the Silver Peak technical report summary, filed as Exhibit 96.4 to this report, for a listing of patented and unpatented claims at the Silver Peak site. We have been operating at the Silver Peak site since 1966. Our Silver Peak site covers a surface of over 13,500 acres, more than 10,500 acres of which we own through a subsidiary. The remaining acres are owned by the U.S. government from whom we lease the land pursuant to unpatented land claims that are renewed annually. Actual surface disturbance associated with the operations is 7,390 acres, primarily associated with the evaporation ponds. The manufacturing and administrative activities are confined to an area approximately 20 acres in size.
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
The facilities at Silver Peak consist of extraction wells, evaporation and concentration ponds, a lithium carbonate plant, a lithium anhydrous plant, a lithium hydroxide plant, a liming plant, wellfield and mill maintenance, a shipping and packaging facility and administrative offices, as well as a fleet of owned and leased equipment. Silver Peak is supplied electricity from a local company and we currently have two operating fresh water wells nearby that supply water to the facilities. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2021, the gross asset value of our facilities at our Silver Peak site was approximately $60.8 million.
A summary of the Silver Peak facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources and reserves have been developed for Silver Peak. SRK served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Silver Peak facility, with an effective date of June 30, 2021. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Silver Peak facility, dated September 30, 2021, is filed as Exhibit 96.4 to this report. Differences from the amounts in the technical report summary represent depletion since the effective date of the technical report summary until December 31, 2021. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as MT in thousands.

	Amount	Concentration (mg/L)
Measured mineral resources	10	152
Indicated mineral resources	25	143
Measured and Indicated mineral resources	35	145
Inferred mineral resources	63	121
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Given the dynamic reserve versus the static resource, a direct measurement of resources post-reserve extraction is not practical. Therefore, as a simplification, to calculate mineral resources, exclusive of reserves, the quantity of lithium pumped in the LoM plan was subtracted from the overall resource without modification to lithium concentration. Measured and indicated resource were deducted proportionate to their contribution to the overall mineral resource.
•Resources are reported on an in situ basis.
•Resources are reported as lithium metal.
•Resources have been categorized subject to the opinion of a QP based on the amount/robustness of informing data for the estimate, consistency of geological/grade distribution, survey information.

Albemarle Corporation and Subsidiaries

•Resources have been calculated using drainable porosity estimated from bibliographical values based on the lithology and QP’s experience in similar deposits.
•The estimated economic cutoff grade utilized for resource reporting purposes is 50 mg/L lithium, based on the following assumptions:
◦A technical grade lithium carbonate price of $11,000/metric tonne CIF North Carolina. This is a 10% premium to the price utilized for reserve reporting purposes. The 10% premium applied to the resource versus the reserve was selected to generate a resource larger than the reserve, ensuring the resource fully encompassed the reserve while still maintaining reasonable prospect for eventual economic extraction.
◦Recovery factors for the wellfield are = -206.23*(Li wellfield feed)2 +7.1903*(wellfield Li feed)+0.4609. An additional recovery factor of 85% lithium recovery is applied to the lithium carbonate plant.
◦A fixed brine pumping rate of 20,000 acre feet per year (“afpy”), ramped up from current levels over a period of five years.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $4,900/MT lithium carbonate CIF North Carolina.
◦Sustaining capital costs are included in the cutoff grade calculation and include a fixed component at $2.5 million per year and an additional component tied to the estimated number of wells replaced per year.
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.

	Amount	Concentration (mg/L)
Proven mineral reserves:
In Situ	11	87
In Process	1	103
Probable mineral reserves:
In Situ	49	83
Total mineral reserves:
In Situ	60	84
In Process	1	103
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the economic model.
•Proven reserves have been estimated as the lithium mass pumped during Years 2021 through 2026 of the proposed LoM plan.
•Probable reserves have been estimated as the lithium mass pumped from 2026 until the end of the proposed LoM plan (2050).
•Reserves are reported as lithium metal.
•This mineral reserve estimate was derived based on a production pumping plan truncated at the end of year 2050 (i.e., approximately 29.5 years). This plan was truncated to reflect the QP’s opinion on uncertainty associated with the production plan as a direct conversion of measured and indicated resource to proven and probable reserve is not possible in the same way as a typical hard-rock mining project.
•The estimated economic cutoff grade for the Silver Peak project is 56 mg/L lithium, based on the assumptions discussed below. The production pumping plan was truncated due to technical uncertainty inherent in long-term production modelling and remained well above the economic cutoff grade (i.e., the economic cutoff grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of $10,000/MT CIF North Carolina.
◦Recovery factors for the wellfield are = -206.23*(Li wellfield feed)2 +7.1903*(wellfield Li feed)+0.4609. An additional recovery factor of 85% lithium recovery is applied to the lithium carbonate plant.
◦A fixed brine pumping rate of 20,000 afpy, ramped up from current levels over a period of five years.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $5,100/MT lithium carbonate CIF North Carolina.
◦Sustaining capital costs are included in the cutoff grade calculation and include a fixed component at $2.5 million per year and an additional component tied to the estimated number of wells replaced per year.
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate (thousand tonnes), and numbers may not add due to rounding.
Key assumptions and parameters relating to the lithium mineral resources and reserves at the Silver Peak facility are discussed in sections 11 and 12, respectively, of the Silver Peak technical report summary.

Albemarle Corporation and Subsidiaries

Safi, Jordan

Mediterranean Sea
Damascus
Syria
Iraq
Al Qunaytirah
Haifa
Dar'a
As Suwayda
Irbid
Jordan Valley
Jordan
Tel Aviv-Yafo
Ramla
As-Salt
Amman
Jerusalem
An Nabk
Beersheba
Al Karak
At Tafilah
Map Area
Israel
Ma'an
Port Aqaba
Saudi Arabia
Gulf of Aqaba
0 50 100 150 kms
Jordan
As-Salt
Az Zarqa'
Al Balqa'
Amman Civil Airport
Karama
Amman
Al Balqa'
Jordan River
El Muwaqqar
Swemeh
Queen Alia International
Madaba
Jiza
Amman
Libb
Madaba
El Khalil (Hebron)
Dhiban
Al Mujib River
Dead Sea
Jebel Esh Sharnein
Legend
Highway
River
Railway
Admin. District
Dead Sea
I Bar Yehuda
Qasr
Rabba
El Mazra'a
El Qatrana
Arad
Nevatim Air Base
Al Karak
Jordan
Israel
Jordan Bromine Company
Dimona
Al Karak
HaDarom
Safi
El Huseiniya
Wadi el Hasa
Feifa
At Tafilah
Hadarom
En Hazeva
0 5 10 15 20 25 kms
Scale 1:600,000
Al 'Aqaba
En Yahav
ALBEMARLE®
ALBEMARLE PROJECT
PROJECT LOCATION MAP
Drawn by: Abi Martin G.I.T., Wally Harildstad
File No.: ALBE20001.mxd
Checked by: Abi Martin G.I.T.
Date: April 21, 2020
Approved by: Tabetha Stirrett P.Geo.
Scale: 1:600,000
Revision: NA
Geo. Ref.: WGS 1984 UTM Zone 36N
RESPEC

Our 50% interest in JBC, a consolidated joint venture established in 1999, with operations in Safi, Jordan, acquires bromine that is originally sourced from the Dead Sea. JBC processes the bromine at its facilities into a variety of end products. The JBC operation (latitude 31°8'34.85"N , longitude 35°31'34.68"E) is located in Safi, Jordan, and is located on a 26-ha area on the southeastern edge of the Dead Sea, about 6 kilometers north of the of the APC plant. JBC also has a 2-hectare storage facility within the free-zone industrial area at the Port of Aqaba. The Jordan Valley Highway/Route 65 is the primary method of access for supplies and personnel to JBC. The Port of Aqaba is the main entry point for supplies and equipment for JBC, where imported shipping containers are offloaded from ships and are transported by truck to JBC via the Jordan Valley Highway. Aqaba is approximately 205 km south of JBC via Highway 65. Major international airports can be readily accessed either at Amman or Aqaba. Jordan’s railway transport runs north-south through Jordan and is not used to transport JBC employees and product.
In 1958, the Government of the Hashemite Kingdom of Jordan granted APC a concession for exclusive rights to exploit the minerals and salts from the Dead Sea brine until 2058; at that time, APC factories and installations would become the property of the Government. APC was granted its exclusive mineral rights under the Concession Ratification Law No. 16 of 1958. APC produces potash from the brine extracted from the Dead Sea. A concentrated bromide-enriched brine extracted from APC’s evaporation ponds is the feed material for the JBC plant. Following the formation of the joint venture, the JBC bromine plant began operations in 2002. Expansion of the facilities to double its bromine production capacity went into operation in 2017.
The climate, geology and location provide a setting that makes the Dead Sea a valuable large-scale natural resource for potash and bromine. Today, the Dead Sea has a surface area of 583 km2 and a brine volume of 110 km3. The Dead Sea is the world’s saltiest natural lake, containing high concentrations of ions compared to that of regular sea water and an unusually high amount of magnesium and bromine. There is an estimated 900 million tonnes of bromine in the Dead Sea.

Albemarle Corporation and Subsidiaries

Mining methods consist of all activities necessary to extract brine from the Dead Sea and extract Bromine. The low rainfall, low humidity and high temperatures in the Dead Sea area provide ideal conditions for recovering potash from the brine by solar evaporation. JBC obtains its feedbrine from APC’s evaporation pond and this supply is intimately linked to the APC operation. As evaporation takes place the specific gravity of the brine increases until its constituent salts progressively crystallize and precipitate out of solution, starting with sodium chloride (common salt) precipitating out to the bottom of the ponds (pre-carnallite ponds). Brine is transferred to other pans in succession where its specific gravity increases further, ultimately precipitating out of the sodium chloride. Carnallite precipitation takes place at the evaporation pond. where it is harvested from the brine and pumped as slurry to a process plant (where the potassium chloride is separated from the magnesium chloride). JBC extracts the bromide-rich, “carnallite-free” brine through a pumping station. This brine feeds the bromine and magnesium plants. There is no exploration as typically conducted for the characterization of a mineral deposit.
Infrastructure and facilities to support the operation of the bromine production plant at the Safi site is compact and contained in an approximately 33 ha area. JBC ships product in bulk through a storage terminal in Aqaba. There are above ground storage tanks as well as pumps and piping for loading these products onto ships. JBC main activities at Aqaba are raw material/product storing, importing, and exporting. An evaporation pond collects the waste streams from pipe flushing, housekeeping, and other activities. Fresh water is sources from the Mujib Reservoir, a man-made reservoir. JBC is supplied electricity from the National Electric Power Company of Jordan. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2021, our 50% ownership interest of the gross asset value of the facilities at the Safi, Jordan site was approximately $210.6 million.
A summary of the Safi facility’s bromine mineral resources and reserves as of December 31, 2021 are provided below. This is the first period estimated mineral resources and reserves have been developed for Safi. RPS Energy Canada Ltd (“RPS”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of bromine mineral resources and reserves at the Safi facility, with an effective date of December 31, 2021. A copy of the QP’s technical report summary with respect to the bromine mineral resource and reserve estimates at the Safi facility, dated February 7, 2022, is filed as Exhibit 96.5 to this report.
The feedstock is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, APC has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. The resource base of bromide ion estimated to be allocated to Jordan’s share of the Dead Sea is estimated at 354.9 million MT. JBC is extracting approximately 1 percent of the bromine available. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 mg/L.
The mineral reserve estimate is 4.89 million MT of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Revenues are based on a forecast bromine price ranging from $4,570 to $8,300 per MT. At the plant process recovery of 83.4 percent (bromine from bromide), product bromine is estimated at approximately 122,100 tonnes per year. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 8,890 mg/L based on historical pumping.
Key assumptions and parameters relating to the bromine mineral resources and reserves at the Safi facility are discussed in sections 11 and 12, respectively, of the Safi technical report summary.

Albemarle Corporation and Subsidiaries

Magnolia, Arkansas
Magnolia is located in the southwest Arkansas, north of the center of Columbia County, approximately 50 miles east of Texarkana and 135 miles south of Little Rock. Our facilities include two separate production plants, the South Plant and the West Plant. The South Plant (latitude 33.1775°N, longitude 93.2161°W) is accessible via U.S. Route 79 and paved local roads. The West Plant (latitude 33.2648°N, longitude 93.3151°W) is accessible by U.S. Route 371 and paved local roads. The decentralized well sites around the brine fields are accessed via paved Arkansas Highway 19, 98, 160 and 344.
In Magnolia, bromine is recovered from underground brine wells and then processed into a variety of end products at the plant on location. Albemarle has more than 50 brine production and injection wells that are currently active on the property. Albemarle’s area of bromine operation is comprised of over 9,500 individual leases with local landowners comprising a total area of over 99,500 acres. The leases have been acquired over time as field development extended across the field. Each lease continues for a period of 25 years or longer until after a two year period where brine is not injected or produced from/to a well within two miles of lease land areas, as long as lease rentals are continuing to be paid. See section 3 of the Magnolia technical report summary, filed as Exhibit 96.6 to this report, for a map of leases and burdens on those leases at the Magonlia site.
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
The facilities at Magnolia consist of brine production and injection wells, brine ponds, two bromine processing plants, pipelines between the plants and wells, a laboratory, storage and warehouses, administrative offices, as well as a fleet of owned and leased equipment. Our Magnolia facilities are supplied electricity from a local company and we currently have several operating freshwater wells nearby that supply water to the facilities. In addition, both plants have dedicated rail spurs that provide access to several rail lines to transport product throughout the country. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2021, the gross asset value of our facilities at our Magnolia site was approximately $772.8 million.

Albemarle Corporation and Subsidiaries

A summary of the Magnolia facility’s bromine mineral reserves as of December 31, 2021 are shown in the following table. This is the first period estimated mineral reserves have been developed for Magnolia. RPS served as the QP and prepared the estimates of bromine mineral reserves at the Magnolia facility, with an effective date of December 31, 2021. A copy of the QP’s technical report summary with respect to the bromine mineral resource and reserve estimates at the Magnolia facility, dated January 27, 2022, is filed as Exhibit 96.6 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as MT in thousands.
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.

Amount
Proven mineral reserves	2,497
Probable mineral reserves	574
Total mineral reserves	3,071
•Reserves are reported as bromine, on an in situ basis.
•The estimated economic cutoff grade utilized for reserve reporting purposes is 250 mg/L bromine, with a bromine price ranging from $4,570 to $8,300 per MT.
•Recovery factors for the Magnolia are 74% and 81% for the proven mineral reserves and total mineral reserves, respectively.
•The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range up to over 6,000 mg/L.
Key assumptions and parameters relating to the bromine mineral reserves at the Magnolia facility are discussed in section 12 of the Magnolia technical report summary.

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
In addition, the information set forth under Note 17, “Commitments and Contingencies – Litigation” to the Consolidated Financial Statements of this Annual Report on Form 10-K is incorporated herein by reference.
An unexpected adverse resolution of one or more of these items, however, could have a material adverse effect on our financial condition, results of operations or liquidity in that particular period.

Item 4.	Mine Safety Disclosures.
NONE
Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 18, 2022, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting in May 2022.

Albemarle Corporation and Subsidiaries

Name	Age	Position
J. Kent Masters	61	Chairman, President and Chief Executive Officer
Karen G. Narwold	62	Executive Vice President, Chief Administrative Officer, General Counsel and Corporate Secretary
Scott A. Tozier	56	Executive Vice President, Chief Financial Officer
Melissa Anderson	57	Senior Vice President, Chief Human Resources Officer
John C. Barichivich III	54	Vice President, Corporate Controller, Chief Accounting Officer
Raphael Crawford	46	President, Catalysts Global Business Unit
Netha Johnson	51	President, Bromine Global Business Unit
Eric Norris	55	President, Lithium Global Business Unit
J. Kent Masters was elected as Chairman, President and Chief Executive Officer in April 2020. He joined the Albemarle board of directors in 2015 and served as Lead Independent Director from 2018 until April 2020. Prior to joining Albemarle, Mr. Masters served as Operating Partner of Advent International, an international private equity group. Prior to Advent, he served as Chief Executive Officer of Foster Wheeler AG, a global engineering and construction contractor and power equipment supplier, when Foster Wheeler AG was acquired by Amec plc to form Amec Foster Wheeler plc. He is also a former member of the executive board of Linde AG, a global leader in manufacturing and sales of industrial gases, with responsibility for the Americas, Africa, and the South Pacific.
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

Albemarle Corporation and Subsidiaries

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
Eric Norris was appointed President, Lithium Global Business Unit in August 2018. Mr. Norris joined Albemarle in January 2018 as Chief Strategy Officer. In this role, he managed the company’s strategic planning, M&A, and corporate business development programs as well as its investor relations efforts. Prior to joining Albemarle, Mr. Norris served as President of Health and Nutrition for FMC Corporation. Following FMC’s announcement to acquire DuPont Agricultural Chemical assets, he led the divestiture of FMC Health and Nutrition to DuPont. Previously, Mr. Norris served as Vice President and Global Business Director for FMC Health and Nutrition, and Vice President and Global Business Director for FMC Lithium. During his 16-year FMC career, he served in additional leadership roles including Investor Relations, Corporate Development and Director of FMC Healthcare Ventures. Prior to FMC, Mr. Norris founded and led an internet-based firm offering formulation and design tools to the chemical industry. Previously, he served in a variety of roles for Rohm and Haas Company including sales, marketing, strategic planning and investor relations. Norris is a member of the board of directors of Communities in Schools of Charlotte-Mecklenburg and is a member of the board of advisors of The Zero Emission Transportation Association (ZETA).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 117,036,615 shares of common stock held by 2,180 shareholders of record as of February 11, 2022. We expect to continue to declare and pay dividends to our shareholders in the future, however, dividends are declared solely at the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2016 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

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
•product development;
•future acquisition and divestiture transactions, including the ability to successfully execute, operate and integrate acquisitions and divestitures;
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

Albemarle Corporation and Subsidiaries

•availability of raw materials;
•increases in the cost of raw materials and energy, and our ability to pass through such increases to our customers;
•changes in our markets in general;
•fluctuations in foreign currencies;
•changes in laws and government regulation impacting our operations or our products;
•the occurrence of regulatory actions, proceedings, claims or litigation;
•the effects of climate change, including any regulatory changes to which we might be subject;
•the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;
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
The following is a discussion and analysis of our results of operations for the years ended December 31, 2021, 2020 and 2019. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

Overview
We are a leading global developer, manufacturer and marketer of highly-engineered specialty chemicals that are designed to meet our customers’ needs across a diverse range of end markets. Our corporate purpose is making the world safe and sustainable by powering the potential of people. The end markets we serve include energy storage, petroleum refining, consumer electronics, construction, automotive, lubricants, pharmaceuticals and crop protection. We believe that our commercial and geographic diversity, technical expertise, access to high-quality resources, innovative capability, flexible, low-cost global manufacturing base, experienced management team and strategic focus on our core base technologies will enable us to maintain leading positions in those areas of the specialty chemicals industry in which we operate.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainable revenue. For example, our Lithium business contributes to the growth of clean miles driven with electric miles and more efficient use of renewable energy through grid storage; Bromine enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and the Catalysts business creates efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to

Albemarle Corporation and Subsidiaries

take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.

2021 Highlights
•In the first quarter of 2021, we increased our quarterly dividend for the 28th consecutive year, to $0.39 per share.
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
•Using the proceeds of the underwritten public offering of shares of our common stock, we repaid the outstanding principal balances of the 1.875% senior notes due in 2021, the floating rate notes due in 2022, the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020 (the “2019 Credit Facility”) and the commercial paper notes. In addition, we repaid €123.8 million of the 1.125% notes due in 2025 and $128.4 million of the 3.45% senior notes due in 2029. As a result, we recorded a loss on early extinguishment of debt of $29.0 million, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt during 2021.
•We announced that we have joined the United Nations Global Compact, a voluntary leadership platform for the development, implementation and disclosure of responsible business practices, and the largest corporate sustainability initiative in the world.
•On June 1, 2021, we completed the sale of our FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The sale included our operations in Tyrone, Pennsylvania and South Haven, Michigan.
•On June 30, 2021, we announced the opening of our Battery Materials Innovation Center (“BMIC”) located at the Kings Mountain, North Carolina site. The BMIC is now fully operational and will support our lithium hydroxide, lithium carbonate and advanced energy storage materials growth platforms.
•On September 30, 2021, we signed a definitive agreement to acquire all of the outstanding equity of Tianyuan, for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant with a designed annual conversion capacity of up to 25,000 metric tons of LCE per year.
•On October 22, 2021, we announced that we signed two investment agreements in China in support of the expansion of our lithium conversion capacity. Following the agreements, we will move forward with the design, engineering and permitting plans to build aoog
• conversion plant at each site, each of which has planned production capacity initially targeting 50,000 metric tons lithium hydroxide per annum. Subject to additional studies and approvals, it is expected these plants would start construction during 2022 and complete construction by the end of 2024.
•Our 60%-owned MARBL joint venture recently announced its intention to resume spodumene concentrate production at the Wodgina spodumene mine, with the production restart expected during the second quarter of 2022.
•We achieved earnings of $123.7 million during 2021 as compared to $375.8 million for 2020. Earnings for 2021 included an after tax gain of $330.8 million from the sale of the FCS business, but were negatively impact by an after tax loss of $508.5 million following an arbitration ruling related to a legal matter from a legacy Rockwood Holdings, Inc. (“Rockwood”) business sold to Huntsman International LLC (“Huntsman”) prior to our acquisition of Rockwood. In addition, 2021 included a $132.4 million expense related to MRL’s 40% interest in cost overruns of the lithium hydroxide conversion assets being built in Kemerton included as part of the Wodgina purchase price. Earnings for 2021 includes pension and other postretirement benefit (“OPEB”) actuarial gains of $43.6 million after income taxes, compared to pension and OPEB actuarial losses of $40.9 million after income taxes in 2020.
•Cash flows from operations in 2021 were $344.3 million.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage, particularly that for electric vehicles (“EVs”), remains strong,

Albemarle Corporation and Subsidiaries

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
Lithium: We expect results to be higher year-over-year during 2022 in Lithium, due mainly to increased volume from new capacity coming on line from La Negra, Chile, Train 1 in Kemerton, Western Australia, and the expected acquisition of Tianyuan, which includes a lithium hydroxide conversion plant designed to produce up to 25,000 metric tons of LCE per year. We expect commercial production from this lithium hydroxide conversion plant will begin in the first half of 2022. In addition, pricing is expected to increase reflecting tight market conditions and last year’s expiration of pricing concessions on long-term contracts. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
We also announced agreements for strategic investments in China with plans to build two lithium hydroxide conversion plants, each initially targeting 50,000 metric tons per year. Subject to additional studies and approvals, it is expected these plants would start construction during 2022 and complete construction by the end of 2024. In addition, our 60%-owned MARBL joint venture recently announced its intention to resume spodumene concentrate production at the Wodgina spodumene mine, with the production restart expected during the second quarter of 2022. In February 2022, we announced that we signed a non-binding letter agreement with our MARBL joint venture partner, MRL, to explore a potential expansion of the MARBL joint venture, in an effort to expand lithium conversion capacity with increased optionality and reduced risk.
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
Bromine: We expect both net sales and profitability to be modestly higher in 2022 due to strength in demand for flame retardants, as well as benefiting from diverse end markets. Volumes are expected to up slightly compared to full year 2021 due to the successful execution of growth projects in 2021 assuming continued availability of raw materials like chlorine. Bromine’s ongoing cost savings initiatives and higher pricing are expected to offset higher freight and raw material costs.
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

Albemarle Corporation and Subsidiaries

Catalysts: Total Catalysts results in 2022 are expected to increase year-over-year with overall refining markets and as travel lockdown conditions abate. 2021 results for both the refining catalyst and performance catalyst solutions (“PCS”) businesses were negatively impacted by the U.S. Gulf Coast winter storm in the first half of the year. Volumes are expected to grow across each of the Catalysts products. In addition, pricing is expected to increase to offset inflationary pressures in freight and input costs. In particular, we expect increased natural gas prices in Europe due to potential supply restrictions. The fluidized catalytic cracking (“FCC”) market is expected to gradually recover from the COVID-19 pandemic in line with increased travel and depletion of global gasoline inventories, however, demand may not return to normal levels until late 2022 or 2023 at the earliest. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand and is also expected to continue to be negatively impacted as refiners defer spending into 2022. In 2021, we initiated a strategic review of the Catalysts business to position for value creation.
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
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2021 include an actuarial gain of $56.9 million ($43.6 million after income taxes), as compared to a loss of $52.3 million ($40.9 million after income taxes) for the year ended December 31, 2020.
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
Discussion of our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Comparison of 2021 to 2020
Selected Financial Data
Net Sales

In thousands	2021	2020	$ Change	% Change
Net sales	3,327,957	3,128,909	199,048	6%

•$177.1 million of higher sales volume from reportable segments, primarily in Lithium and Bromine, partially offset by Catalysts
•$129.9 million of favorable pricing from reportable segments, driven by Bromine and Lithium, partially offset by Catalysts
•$146.0 million decrease in net sales following the sale of the FCS business on June 1, 2021
•$38.2 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

Gross Profit

In thousands	2021	2020	$ Change	% Change
Gross profit	$997,971	$994,853	$3,118	—%
Gross profit margin	30.0%	31.8%
•Higher sales volume and pricing in Lithium and Bromine, partially offset by Catalysts
•Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
•Increased production and utility costs of approximately $22 million in Bromine and Catalysts resulting from the U.S. Gulf Coast winter storm
•2021 included $8.7 million of out-of-period adjustment expense in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior periods. See Note 1, “Basis of Presentation,” for further details
•Increased freight costs in Bromine and Catalysts
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	2021	2020	$ Change	% Change
Selling, general and administrative expenses	$441,482	$429,827	$11,655	3%
Percentage of Net sales	13.3%	13.7%
•$20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
•Higher compensation, including incentive-based, expenses across all businesses and Corporate
•$11.5 million of legal fees related to a legacy Rockwood legal matter
•$9.8 million of expenses in 2021 primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements
•$4.0 million loss resulting from the sale of property, plant and equipment in 2021
•Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
•$20.8 million decrease in restructuring and other expenses, and acquisition and integration related costs for various significant projects

Research and Development Expenses

In thousands	2021	2020	$ Change	% Change
Research and development expenses	$54,026	$59,214	$(5,188)	(9)%
Percentage of Net sales	1.6%	1.9%
•Lower research and development spending in each of our businesses

Gain on Sale of Business/Interest in Properties, Net

In thousands	2021	2020	$ Change	% Change
Gain on sale of business/interest in properties, net	$(295,971)	$—	$(295,971)
•Gain of $428.4 million resulting from the sale of the FCS business on June 1, 2021
•$132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton. See Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.

Interest and Financing Expenses

In thousands	2021	2020	$ Change	% Change
Interest and financing expenses	$(61,476)	$(73,116)	$11,640	(16)%
•Decreased debt balance as certain debt instruments were repaid in the first quarter of 2021
•Higher capitalized interest from continued capital expenditures in 2021
•Partially offset by $29.0 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021

Albemarle Corporation and Subsidiaries

Other Expenses, Net

In thousands	2021	2020	$ Change	% Change
Other expenses, net	$(603,340)	$(59,177)	$(544,163)	920%
•$657.4 million of additional expense recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this report for further details
•$29.8 million increase in indemnification expenses primarily to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany
•$28.8 million increase in foreign exchange activity
•$7.4 million of income in 2021 from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale
•$7.2 million gain related to the sale of our ownership percentage in the SOCC joint venture in 2020
•$78.8 million of pension and OPEB credits (including mark-to-market actuarial gains of $56.9 million) in 2021 as compared to $40.7 million of pension and OPEB costs (including mark-to-market actuarial losses of $52.3 million) in 2020
•The mark-to-market actuarial gain in 2021 is primarily attributable to a higher return on pension plan assets in 2021 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.42% versus an expected return of 6.50%. In addition, there was an increase in the weighted-average discount rate to 2.86% from 2.50% for our U.S. pension plans and to 1.44% from 0.86% for our foreign pension plans to reflect market conditions as of the December 31, 2021 measurement date.
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

Income Tax Expense

In thousands	2021	2020	$ Change	% Change
Income Tax Expense	$29,446	$54,425	$(24,979)	(46)%
Effective income tax rate	22.0%	14.6%
•2021 includes $148.9 million tax benefit resulting from an expense recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this report for further details
•$97.5 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•$27.9 million discrete tax benefit recorded in 2021 related to the indemnification estimate of an ongoing tax-related matter in Germany
•Change in geographic mix of earnings
•2021 includes a discrete tax expense due to an out-of-period adjustment for an overstated deferred tax liability recorded during the three-month period ended December 31, 2017

Equity in Net Income of Unconsolidated Investments

In thousands	2021	2020	$ Change	% Change
Equity in net income of unconsolidated investments	$95,770	$127,521	$(31,751)	(25)%
•Primarily lower earnings from our Lithium segment joint venture, Talison, primarily driven by unfavorable foreign exchange impacts, partially offset by higher volumes
•Increased earnings from strong operating results and other income from our Catalysts segment joint ventures

Net Income Attributable to Noncontrolling Interests

In thousands	2021	2020	$ Change	% Change
Net income attributable to noncontrolling interests	$(76,270)	$(70,851)	$(5,419)	8%
▪Increase in consolidated income related to our JBC joint venture from higher sales volume

Albemarle Corporation and Subsidiaries

Net Income Attributable to Albemarle Corporation

In thousands	2021	2020	$ Change	% Change
Net income attributable to Albemarle Corporation	$123,672	$375,764	$(252,092)	(67)%
Percentage of Net Sales	3.7%	12.0%
Basic earnings per share	$1.07	$3.53	$(2.46)	(70)%
Diluted earnings per share	$1.06	$3.52	$(2.46)	(70)%
▪$504.5 million, net of income taxes, of additional expense recorded following an arbitration ruling related to a legal matter from a legacy Rockwood business sold to Huntsman prior to Albemarle’s acquisition of Rockwood
▪Gain on sale of FCS business of $330.8 million, net of tax
▪$132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton
▪Increased sales volume and favorable pricing from Lithium and Bromine
▪Decreased recurring interest and financing expenses due to lower debt balances; 2021 included loss on early extinguishment of debt of $23.8 million, net of income taxes
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Loss of seven months of sales from FCS business following the disposition on June 1, 2021
▪Mark-to-market actuarial gains of $45.6 million, net of income taxes, recorded in 2021 compared to mark-to-market actuarial losses of $40.9 million, net of income taxes, recorded in 2020
▪Increased production and utility costs in Bromine and Catalysts resulting from the winter storms in the southern U.S.
▪Increased SG&A expenses, primarily related to additional charitable contribution using proceeds from the sale of the FCS business
▪Lower equity in net income of unconsolidated investments from the Talison joint venture
▪Earnings per share also impacted by the underwritten public offering of our common stock in February 2021, increasing share count by 9.8 million shares

Other Comprehensive (Loss) Income, Net of Tax

In thousands	2021	2020	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(66,478)	$69,850	$(136,328)	*
•Foreign currency translation	$(74,385)	$99,832	$(174,217)	*
▪2021 included unfavorable movements in the Euro of approximately $62 million, the Japanese Yen of approximately $8 million, the Brazilian Real of approximately $5 million, the South Korean Won of approximately $4 million and the net unfavorable variance in other currencies totaling approximately $5 million, partially offset by favorable movements in the Chinese Renminbi of approximately $10 million

•2020 included favorable movements in the Euro of approximately $84 million, the Chinese Renminbi of approximately $22 million, the Taiwanese Dollar of approximately $7 million, the Japanese Yen of approximately $5 million and the Korean Won of approximately $4 million, partially offset by unfavorable movements in the Brazilian Real of approximately $19 million and a net unfavorable variance in various other currencies totaling approximately $2 million

•Cash flow hedge	$174	$1,602	$(1,428)	(89)%
•Net investment hedge	$5,110	$(34,185)	$39,295	(115)%
•Percentage calculation is not meaningful
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium, (2) Bromine and (3) Catalysts.
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

Albemarle Corporation and Subsidiaries

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

	Year Ended December 31,				Percentage Change
	2021	%	2020	%	2021 vs. 2020
	(In thousands, except percentages)
Net sales:
Lithium	$1,363,284	41.0%	$1,144,778	36.6%	19%
Bromine	1,128,343	33.9%	964,962	30.8%	17%
Catalysts	761,235	22.9%	797,914	25.5%	(5)%
All Other	75,095	2.2%	221,255	7.1%	(66)%
Total net sales	$3,327,957	100.0%	$3,128,909	100.0%	6%

Adjusted EBITDA:
Lithium	$479,538	55.1%	$393,093	48.0%	22%
Bromine	360,682	41.4%	323,605	39.5%	11%
Catalysts	106,941	12.3%	130,134	15.9%	(18)%
All Other	29,858	3.4%	84,821	10.4%	(65)%
Corporate	(106,045)	(12.2)%	(112,915)	(13.8)%	(6)%
Total adjusted EBITDA	$870,974	100.0%	$818,738	100.0%	6%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2021
Net income (loss) attributable to Albemarle Corporation	$192,244	$309,501	$55,353	$557,098	$27,988	$(461,414)	$123,672
Depreciation and amortization	138,772	51,181	51,588	241,541	1,870	10,589	254,000
Restructuring and other(a)	—	—	—	—	—	3,027	3,027
Gain on sale of business/interest in properties, net(b)	132,400	—	—	132,400	—	(428,371)	(295,971)
Acquisition and integration related costs(c)	—	—	—	—	—	12,670	12,670
Interest and financing expenses	—	—	—	—	—	61,476	61,476
Income tax expense	—	—	—	—	—	29,446	29,446
Non-operating pension and OPEB items	—	—	—	—	—	(78,814)	(78,814)
Legacy Rockwood legal matter(d)	—	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(e)	—	—	—	—	—	20,000	20,000
Indemnification adjustments(f)	—	—	—	—	—	39,381	39,381
Other(g)	16,122	—	—	16,122	—	28,553	44,675
Adjusted EBITDA	$479,538	$360,682	$106,941	$947,161	$29,858	$(106,045)	$870,974
2020
Net income (loss) attributable to Albemarle Corporation	$277,711	$274,495	$80,149	$632,355	$76,323	$(332,914)	$375,764
Depreciation and amortization	112,854	50,310	49,985	213,149	8,498	10,337	231,984
Restructuring and other(a)	—	—	—	—	—	19,597	19,597
Acquisition and integration related costs(c)	—	—	—	—	—	17,263	17,263
Interest and financing expenses	—	—	—	—	—	73,116	73,116
Income tax expense	—	—	—	—	—	54,425	54,425
Non-operating pension and OPEB items	—	—	—	—	—	40,668	40,668
Other(h)	2,528	(1,200)	—	1,328	—	4,593	5,921
Adjusted EBITDA	$393,093	$323,605	$130,134	$846,832	$84,821	$(112,915)	$818,738

(a)In 2021, we recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A. During the year ended December 31, 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Belgium, Germany and with our Jordanian joint venture partner. We recorded expenses of $0.7 million in Cost of goods sold, $19.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. The balance of unpaid restructuring costs and severance is recorded in Accrued expenses and is expected to primarily be paid through 2022.
(b)Includes a $428.4 million gain related to the FCS divestiture recorded during the year ended December 31, 2021. See Note 3, “Divestitures,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information on this gain. In addition, includes a $132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton. See Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.
(c)See Note 2, “Acquisitions,” to our consolidated financial statements included in Part II, Item 8 of this report for additional information.
(d)Loss recorded in Other expenses, net for the year ended December 31, 2021 related to the settlement of an arbitration ruling for a legacy Rockwood legal matter. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this report for further details.
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

Albemarle Corporation and Subsidiaries

(f)Included in Other expenses, net to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
(g)Included amounts for the year ended December 31, 2021 recorded in:
•Cost of goods sold - $10.5 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $11.5 million of legal fees related to a legacy Rockwood legal matter noted above, $9.8 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $3.8 million of charges for environmental reserves at a sites not part of our operations.
•Other expenses, net - $4.8 million of net expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(h)Included amounts for the year ended December 31, 2020 recorded in:
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

Lithium

In thousands	2021	2020	$ Change	% Change
Net sales	$1,363,284	$1,144,778	$218,506	19%
▪$174.8 million of higher sales volume, driven by strength in both carbonate and hydroxide
▪$22.1 million of favorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide due to higher pricing under certain contracts and mix
▪$21.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$479,538	$393,093	$86,445	22%
•Higher sales volume and favorable pricing impacts
•Increased SG&A expenses from higher compensation, professional fees and other administrative costs
•Productivity improvements, offsetting the impact of inflation
•Lower equity in net income of unconsolidated investments from the Talison joint venture
•$4.4 million out-of-period adjustment expense recorded in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior year periods
•$4.1 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine

In thousands	2021	2020	$ Change	% Change
Net sales	$1,128,343	$964,962	$163,381	17%
•$108.7 million of favorable pricing impacts, primarily in the flame retardants division and as a result of a favorable 2021 customer mix
•$45.1 million of higher sales volume related to increased demand across all products
•$9.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$360,682	$323,605	$37,077	11%
•Higher sales volume and favorable pricing impacts as a result of a favorable 2021 customer mix
•Productivity improvements and a reduction in professional fees and other administrative costs
•Increased raw material prices, primarily due to shortage of available chlorine
•Increased production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
•Increased freight costs
•$8.7 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

Catalysts

In thousands	2021	2020	$ Change	% Change
Net sales	$761,235	$797,914	$(36,679)	(5)%
•$42.7 million of lower sales volume, primarily from lower demand in clean fuel technologies
•$0.9 million of unfavorable pricing impacts, primarily in FCC, partially offset by PCS
•$6.9 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$106,941	$130,134	$(23,193)	(18)%
•Lower sales volume, primarily from lower demand in clean fuel technologies, as well as unfavorable pricing impacts, primarily in FCC
•Increased production and utility costs of approximately $16 million resulting from the U.S. Gulf Coast winter storm
•$3.1 million out-of-period adjustment expense recorded in Cost of goods sold to correct misstated inventory foreign exchange values relating to prior year periods
•Increased raw material and freight costs
•Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
•$19 million of government grants from the Netherlands in response to losses during the COVID-19 pandemic

All Other

In thousands	2021	2020	$ Change	% Change
Net sales	$75,095	$221,255	$(146,160)	(66)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$29,858	$84,821	$(54,963)	(65)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021

Corporate

In thousands	2021	2020	$ Change	% Change
Adjusted EBITDA	$(106,045)	$(112,915)	$6,870	(6)%
▪$5.3 million of favorable currency exchange impacts, including a $23.5 million decrease in foreign currency impacts from our Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increase in incentive compensation costs

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

Albemarle Corporation and Subsidiaries

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, we initially perform a qualitative test (“Step 0”), where we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, we perform a quantitative test (“Step 1”). During Step 1, we estimate the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. For the Refining Solutions reporting unit, the revenue growth rates and adjusted EBITDA margins were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to Albemarle and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. We performed our annual goodwill impairment test as of October 31, 2021 and no evidence of impairment was noted from the analysis. As a result, we concluded there was no impairment as of that date.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2021, no evidence of impairment was noted from the analysis for our indefinite-lived intangible assets.
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
During 2021, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2021, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2021 measurement date.
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
At December 31, 2021, the weighted-average discount rate for the U.S. and foreign pension plans decreased to 2.86% and 1.44%, respectively, from 2.50% and 0.86%, respectively, at December 31, 2020 to reflect market conditions as of the December 31, 2021 measurement date. The discount rate for the OPEB plans at December 31, 2021 and 2020 was 2.85% and 2.49%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2021 and 2020, the weighted-average expected rate of return on U.S. pension plan assets was 6.88%, and the weighted-average

Albemarle Corporation and Subsidiaries

expected rate of return on foreign pension plan assets was 3.98% and 4.07%, respectively. Effective January 1, 2022, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.89% and 3.85%, respectively.
In projecting the rate of compensation increase, we consider past experience in light of movements in inflation rates. At December 31, 2021 and 2020, the assumed weighted-average rate of compensation increase was 3.20% and 3.82%, respectively, for our foreign pension plans.

For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2021 and 2020, we used the Pri-2012 Mortality Tables along with the MP-2021 and MP-2020 Mortality Improvement Scale, respectively, published by the SOA.
At December 31, 2021, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(104,285)	$4,919	$120,116	$(6,514)
Other postretirement benefits	$(4,520)	$276	$5,414	$(348)
Expected return on plan assets:
Pension	*	$(6,796)	*	$6,796
Other postretirement benefits	*	$—	*	$—
* Not applicable.
Of the $700.2 million total pension and postretirement assets at December 31, 2021, $96.3 million, or approximately 14%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
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

Albemarle Corporation and Subsidiaries

than 50% likely to be realized. Interest and penalties related to income tax liabilities are included in Income tax expense on the consolidated statements of income.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2017. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2017.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2020 related to Germany, Italy, Belgium, South Africa and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.3 million as a result of closure of tax statutes. As a result of the sale of the Chemetall Surface Treatment business in 2016, we agreed to indemnify certain income and non-income tax liabilities, including uncertain tax positions, associated with the entities sold. The associated liability is recorded in Other noncurrent liabilities. See Note 16, “Other Noncurrent Liabilities,” and Note 21, “Income Taxes,” to our consolidated financial statements included in Part II, Item 8 of this report for further details.
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
Cash Flow
Our cash and cash equivalents were $439.3 million at December 31, 2021 as compared to $746.7 million at December 31, 2020. Cash provided by operating activities was $344.3 million, $798.9 million and $719.4 million during the years ended December 31, 2021, 2020 and 2019, respectively.
The decrease in cash provided by operating activities in 2021 versus 2020 was primarily due to the $332.5 million payment to Huntsman to settle a legacy Rockwood legal matter, lower earnings from the FCS business sold on June 1, 2021, as well as increased inventory balances and accounts receivable due to the timing of payments. This was partially offset by increased sales in our Lithium and Bromine segments. The increase in cash provided by operating activities in 2020 versus 2019 was primarily due to lower working capital outflow, including inventory reductions and the timing of receivable collections, as well as the previously announced Company-wide cost savings initiative and increased dividends from unconsolidated investments, which more than offset lower revenues in each of our reportable segments. The working capital

Albemarle Corporation and Subsidiaries

outflow in 2020 also included the payment of $61.5 million related to stamp duties in Australia levied on the assets purchased as part of the acquisition of the Wodgina Project completed in 2019.
During 2021, cash on hand, cash provided by operations, net cash proceeds of $289.8 million from the sale of the FCS business, $388.5 million of commercial paper borrowings and the $1.5 billion net proceeds from our underwritten public offering of common stock funded debt principal payments of approximately $1.5 billion, early extinguishment of debt fees of (24,877), $332.5 million of the legal settlement related to the legacy Rockwood business arbitration, $953.7 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $177.9 million, and pension and postretirement contributions of $30.3 million. During 2020, cash on hand, cash provided by operations and proceeds from borrowings of $200 million from one of our credit facilities funded $850.0 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $161.8 million, and pension and postretirement contributions of $16.4 million. In addition, during 2020 we received $11.0 million in proceeds from the sale of our ownership interest in the SOCC joint venture during and paid $22.6 million of agreed upon purchase price adjustments for the Wodgina Project acquisition. During 2019, cash on hand, cash provided by operations and proceeds from borrowings of $1.60 billion funded the Wodgina Project acquisition discussed below, $851.8 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $152.2 million, the repayment of $175.2 million of senior notes, and pension and postretirement contributions of $16.5 million. In addition, during the years ended December 31, 2021, 2020 and 2019, our consolidated joint venture, JBC, paid dividends of approximately $247.8 million, $63.7 million and $224.9 million, respectively, which resulted in dividends to noncontrolling interests of $96.1 million, $32.1 million and $83.2 million, respectively.
On June 1, 2021, we completed the sale of the FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue payment-in-kind dividends at an annual rate of 12% beginning on June 1, 2023, two years after issuance.
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
In November 2019, we issued notes totaling $500.0 million and €1.0 billion. The net proceeds from the issuance of these notes were used to repay the $1.0 billion balance of the unsecured credit facility entered into on August 14, 2019, a large portion of approximately $370 million of commercial paper notes, the remaining balance of $175.2 million of the senior notes issued on December 10, 2010 (“2010 Senior Notes”), and for general corporate purposes. During the year ended December 31, 2019, we recorded a loss on early extinguishment of debt of $4.8 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2010 Senior Notes.
Capital expenditures were $953.7 million, $850.5 million and $851.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, and were incurred mainly for plant, machinery and equipment, and mining resource development.

Albemarle Corporation and Subsidiaries

We expect our capital expenditures to be between $1.3 billion and $1.5 billion in 2022 primarily for Lithium growth and capacity increases, primarily in Australia, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Train I of our Kemerton, Western Australia plant was completed in December 2021, but due to the ongoing labor shortages and COVID-19 pandemic travel restrictions in Western Australia, Train II construction is now expected to be completed in the second half of 2022. Commercial sales volume from Train I will begin in 2022 and Train II in 2023.
During the years ended December 31, 2021, 2020 and 2019, we incurred $12.7 million, $17.3 million and $20.7 million of costs related to the acquisition, integration and potential divestitures for various significant projects, including the acquisition of the Wodgina Project in 2019, which primarily consisted of professional services and advisory fees.
The Company is permitted to repurchase up to a maximum of 15,000,000 shares under a share repurchase program authorized by our Board of Directors. There were no shares of our common stock repurchased during 2021, 2020 or 2019. At December 31, 2021, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Net current assets decreased to approximately $133.6 million at December 31, 2021 from $404.3 million at December 31, 2020. The decrease is primarily due to a decrease in cash and cash equivalents to pay a portion of the legacy Rockwood legal matter and for capital expenditures, as well as the increase in accrued expenses for the remaining payment of the legacy Rockwood legal matter. This was partially offset by the repayment of the current portion of long-term debt using proceeds from our underwritten public offering of our common stock. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates and are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
At December 31, 2021 and 2020, our cash and cash equivalents included $374.0 million and $492.8 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2021, 2020 and 2019, we repatriated approximately $0.9 million, $1.8 million and $351.9 million of cash, respectively, as part of these foreign earnings cash repatriation activities.
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

Albemarle Corporation and Subsidiaries

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
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 and further amended on May 11, 2020 (the “2018 Credit Agreement”) currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of December 31, 2021. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2021.
On August 14, 2019, the Company entered into the $1.2 billion 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility permits up to four borrowings by the Company in an aggregate amount equal to $750 million. The 2019 Credit Facility terminates on December 9, 2022, with each such loan maturing 364 days after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. At the option of the Company, the borrowings under the 2019 Credit Facility bear interest at variable rates based on either the base rate or LIBOR for deposits in U.S. dollars, in each case plus an applicable margin which ranges from 0.000% to 0.375% for base rate borrowings or 0.875% to 1.375% for LIBOR borrowings, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the 2019 Credit Facility was 1.125% as of December 31, 2021. There were no borrowings outstanding under the 2019 Credit Agreement as of December 31, 2021.
Borrowings under the under the 2019 Credit Facility and 2018 Credit Agreement (together the “Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated net funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) be less than or equal to 4.00:1 for the fiscal quarter ending December 31, 2021 and 3.50:1 for fiscal quarters thereafter, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and each such Credit Agreement being terminated. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following the amendments to those agreements.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum

Albemarle Corporation and Subsidiaries

aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.75 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2021, we had $388.5 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.46% and a weighted-average maturity of 20 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at December 31, 2021 and 2020.
The non-current portion of our long-term debt amounted to $2.00 billion at December 31, 2021, compared to $2.77 billion at December 31, 2020. In addition, at December 31, 2021, we had the ability to borrow $1.36 billion under our commercial paper program and the Credit Agreements, and $210.6 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2021 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $81.2 million at December 31, 2021. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the continued uncertainty surrounding the COVID-19 pandemic is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
Our growth investments include the recently announced the signing of a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. We expect the transaction, which is subject to customary closing conditions, to close in the first half of 2022. In addition, we announced agreements for strategic investments in China with plans to build two lithium hydroxide conversion plants, each initially targeting 50,000 metric tons per year. We expect construction of these conversion plants to begin in 2022 and be completed by the end of 2024.
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before November 2024, we believe we have, and will be able to maintain, a solid liquidity position. Our annual maturities of long-term debt as of December 31, 2021 are as follows (in millions): 2022—$389.9; 2023—$0.0; 2024—$425.0; 2025—$426.6; 2026—$0.0; thereafter—$1,166.4. Obligations in 2022 primarily include our outstanding Commercial Paper Notes of $388.5 million with a weighted average maturity of 20 days. In addition, we expect to make interest payments on those long-term debt obligations as follows (in millions): 2022—$58.5; 2023—$56.6; 2024—$55.1; 2025—$38.5; 2026—$34.1; thereafter—$378.1. For variable-rate debt obligations, projected interest payments are calculated using the December 31, 2021 weighted average interest rate of approximately 0.40%.
In addition, we expect our capital expenditures to be between $1.3 billion and $1.5 billion in 2022, primarily for Lithium growth and capacity increases, primarily in Australia, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Train I of our Kemerton, Western Australia plant was completed in December 2021, but due to the ongoing labor shortages and COVID-19 pandemic travel restrictions in Western Australia, Train II construction is now

Albemarle Corporation and Subsidiaries

expected to be completed in the second half of 2022. Commercial sales volume from Train I will begin in 2022 and Train II in 2023. As of December 31, 2021, we have also committed to approximately $99.4 million of payments to third-party vendors in the normal course of business to secure raw materials for our production processes, with approximately $78.3 million to be paid in 2022. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.
See Note 18, “Leases,” to our consolidated financial statements included in Part II, Item 8 of this report for our annual expected payments under our operating lease obligations at December 31, 2021.
In 2022, we expect to pay $23.8 million of the $258.0 million balance remaining from the transition tax on foreign earnings as a result of the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The one-time transition tax imposed by the TCJA is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes and is payable over an eight-year period, with the final payment made in 2026.
Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan, are expected to approximate $12 million in 2022. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $27.6 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2021.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $27.7 million and $14.7 million at December 31, 2021 and 2020, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $32.9 million and $24.1 million at December 31, 2021 and 2020, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
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
On February 6, 2017, Huntsman, a subsidiary of Huntsman Corporation, filed a lawsuit in New York state court against Rockwood, Rockwood Specialties, Inc., certain former executives of Rockwood and its subsidiaries—Seifollah Ghasemi, Thomas Riordan, Andrew Ross, and Michael Valente, and Albemarle. The lawsuit arises out of Huntsman’s acquisition of certain Rockwood subsidiaries in connection with a stock purchase agreement (the “SPA”), dated September 17, 2013. Before that transaction closed on October 1, 2014, Albemarle began discussions with Rockwood to purchase all outstanding equity of Rockwood and did so in a transaction that closed on January 12, 2015. Huntsman’s complaint asserted that certain technology that Rockwood had developed for a production facility in Augusta, Georgia, and which was among the assets that Huntsman acquired pursuant to the SPA, did not work, and that Rockwood and the defendant executives had intentionally misled Huntsman about that technology in connection with the Huntsman-Rockwood transaction. The complaint asserted claims for, among other things, fraud, negligent misrepresentation, and breach of the SPA, and sought certain costs for completing construction of the production facility.
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an

Albemarle Corporation and Subsidiaries

award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. As a result, the consolidated statements of income for the year ended December 31, 2021, includes expense of $657.4 million ($508.5 million net of income tax), inclusive of legal fees incurred by Huntsman and other related obligations, to reflect the agreed upon resolution of this legal matter.
In addition, as first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and the DPP, and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC about a potential resolution.
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
We had cash and cash equivalents totaling $439.3 million as of December 31, 2021, of which $374.0 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
In 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina Project in Western Australia and formed an unincorporated joint venture with MRL, MARBL, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer.
The Parent Guarantor conducts its U.S. Bromine and Catalysts operations directly, and conducts its other operations (other than operations conducted through the Issuer) through the Non-Guarantors.
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

Albemarle Corporation and Subsidiaries

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
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2021
Net sales(a)	$1,412,913
Gross profit	241,739
Loss before income taxes and equity in net income of unconsolidated investments(b)(c)	(607,995)
Net loss attributable to the Guarantor and the Issuer(c)	(558,342)
(a)    Includes net sales to Non-Guarantors of $715.6 million for the year ended December 31, 2021.
(b)    Includes intergroup expenses to Non-Guarantors of $114.3 million for the year ended December 31, 2021.
(c)    Includes Parent Guarantor’s portion of the gain on sale of the FCS business on June 1, 2021 and the loss for the legacy Rockwood legal matter. In addition, includes Issuer’s loss related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.
Summarized Balance Sheet

At December 31,
$ in thousands	2021
Current assets(a)	$961,003
Net property, plant and equipment	2,979,034
Other non-current assets	534,695

Current liabilities(b)	$2,329,212
Long-term debt	1,002,009
Other non-current liabilities(c)	7,008,857
(a)    Includes receivables from Non-Guarantors of $466.6 million at December 31, 2021.
(b)    Includes current payables to Non-Guarantors of $1,105.2 million at December 31, 2021.
(c)    Includes non-current payables to Non-Guarantors of $6.5 billion at December 31, 2021.
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

Albemarle Corporation and Subsidiaries

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
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2021
Net sales(a)	$1,412,913
Gross profit	259,314
Loss before income taxes and equity in net income of unconsolidated investments(b)(c)	(368,737)
Net loss attributable to the Subsidiary Guarantor and the Parent Issuer(c)	(320,726)
(a)    Includes net sales to Non-Guarantors of $715.6 million for the year ended December 31, 2021.
(b)    Includes intergroup expenses to Non-Guarantors of $17.8 million for the year ended December 31, 2021.
(c)    Includes the Parent Issuer’s portion of the gain on sale of the FCS business on June 1, 2021 and the loss for the legacy Rockwood legal matter.

Albemarle Corporation and Subsidiaries

Summarized Balance Sheet

At December 31,
$ in thousands	2021
Current assets(a)	$1,039,391
Net property, plant and equipment	754,818
Other non-current assets(b)	1,634,883

Current liabilities(c)	$2,174,360
Long-term debt	1,755,026
Other non-current liabilities(d)	6,404,958
(a)    Includes current receivables from Non-Guarantors of $576.1 million at December 31, 2021.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion at December 31, 2021.
(c)    Includes current payables to Non-Guarantors of $1.1 billion at December 31, 2021.
(d)    Includes non-current payables to Non-Guarantors of $5.8 billion at December 31, 2021.
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
Our environmental and safety operating costs charged to expense were $43.2 million, $44.9 million and $48.0 million in 2021, 2020 and 2019, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2021 totaled approximately $46.6 million, an increase of $0.8 million from $45.8 million at December 31, 2020. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2021, 2020 and 2019.

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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $55.4 million, $40.4 million and $44.4 million in 2021, 2020 and 2019, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

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
At December 31, 2021, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $654.6 million and with a fair value representing a net asset position of $2.8 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2021, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $33.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $38.0 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2021, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
On December 18, 2014, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date

Albemarle Corporation and Subsidiaries

of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been were recorded in Accumulated other comprehensive loss. In the first quarter of 2021, we repaid the outstanding balance of these senior notes, and as a result, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $393.7 million and $756.6 million outstanding at December 31, 2021 and 2020, respectively. These borrowings represented 16% and 21% of total outstanding debt and bore average interest rates of 0.40% and 0.87% at December 31, 2021 and 2020, respectively. A hypothetical 100 basis point increase in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $3.9 million as of December 31, 2021. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2021, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ J. KENT MASTERS

J. Kent Masters
Chairman, President and Chief Executive Officer
(principal executive officer)
February 18, 2022

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Refining Solutions Reporting Unit
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $1,598 million as of December 31, 2021, and the goodwill associated with the Refining Solutions reporting unit was $176 million. Management conducts an impairment test as of October 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to it’s carrying value, including goodwill. Fair value is estimated by management using present value techniques involving future cash flows. Management’s cash flow projections for the Refining Solutions reporting unit included significant judgment and assumptions relating to revenue growth rates and adjusted EBITDA margins.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Refining Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting unit; and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and adjusted EBITDA margins.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Refining Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Refining Solutions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the significant assumptions used by management related to the revenue growth rates and adjusted EBITDA margins. Evaluating management’s assumptions related to the revenue growth rates and adjusted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external economic and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 18, 2022

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2021	2020	2019
Net sales	$3,327,957	$3,128,909	$3,589,427
Cost of goods sold	2,329,986	2,134,056	2,331,649
Gross profit	997,971	994,853	1,257,778
Selling, general and administrative expenses	441,482	429,827	533,368
Research and development expenses	54,026	59,214	58,287
Gain on sale of business/interest in properties, net	(295,971)	—	—
Operating profit	798,434	505,812	666,123
Interest and financing expenses	(61,476)	(73,116)	(57,695)
Other expenses, net	(603,340)	(59,177)	(45,478)
Income before income taxes and equity in net income of unconsolidated investments	133,618	373,519	562,950
Income tax expense	29,446	54,425	88,161
Income before equity in net income of unconsolidated investments	104,172	319,094	474,789
Equity in net income of unconsolidated investments (net of tax)	95,770	127,521	129,568
Net income	199,942	446,615	604,357
Net income attributable to noncontrolling interests	(76,270)	(70,851)	(71,129)
Net income attributable to Albemarle Corporation	$123,672	$375,764	$533,228
Basic earnings per share	$1.07	$3.53	$5.03
Diluted earnings per share	$1.06	$3.52	$5.02
Weighted-average common shares outstanding—basic	115,841	106,402	105,949
Weighted-average common shares outstanding—diluted	116,536	106,808	106,321

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2021	2020	2019
Net income	$199,942	$446,615	$604,357
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(74,385)	99,832	(61,399)
Net investment hedge	5,110	(34,185)	8,441
Cash flow hedge	174	1,602	4,847
Interest rate swap	2,623	2,601	2,591
Total other comprehensive (loss) income, net of tax	(66,478)	69,850	(45,520)
Comprehensive income	133,464	516,465	558,837
Comprehensive income attributable to noncontrolling interests	(76,110)	(71,098)	(70,662)
Comprehensive income attributable to Albemarle Corporation	$57,354	$445,367	$488,175

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2021	2020
Assets
Current assets:
Cash and cash equivalents	$439,272	$746,724
Trade accounts receivable, less allowance for doubtful accounts (2021—$2,559; 2020—$2,083)	556,922	530,838
Other accounts receivable	66,184	61,958
Inventories	812,920	750,237
Other current assets	132,683	116,427
Total current assets	2,007,981	2,206,184
Property, plant and equipment, at cost	8,074,746	7,427,641
Less accumulated depreciation and amortization	2,165,130	2,073,016
Net property, plant and equipment	5,909,616	5,354,625
Investments	897,708	656,244
Other assets	252,239	219,268
Goodwill	1,597,627	1,665,520
Other intangibles, net of amortization	308,947	349,105
Total assets	$10,974,118	$10,450,946
Liabilities and Equity
Current liabilities:
Accounts payable	$647,986	$483,221
Accrued expenses	763,293	440,763
Current portion of long-term debt	389,920	804,677
Dividends payable	45,469	40,937
Income taxes payable	27,667	32,251
Total current liabilities	1,874,335	1,801,849
Long-term debt	2,004,319	2,767,381
Postretirement benefits	43,693	48,075
Pension benefits	229,187	340,818
Other noncurrent liabilities	663,698	629,377
Deferred income taxes	353,279	394,852
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 117,015 in 2021 and 106,842 in 2020	1,170	1,069
Additional paid-in capital	2,920,007	1,438,038
Accumulated other comprehensive loss	(392,450)	(326,132)
Retained earnings	3,096,539	3,155,252
Total Albemarle Corporation shareholders’ equity	5,625,266	4,268,227
Noncontrolling interests	180,341	200,367
Total equity	5,805,607	4,468,594
Total liabilities and equity	$10,974,118	$10,450,946

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2019	105,616,028	$1,056	$1,368,897	$(350,682)	$2,566,050	$3,585,321	$173,787	$3,759,108
Net income					533,228	533,228	71,129	604,357
Other comprehensive loss				(45,053)		(45,053)	(467)	(45,520)
Cash dividends declared, $1.47 per common share					(155,800)	(155,800)	(83,187)	(238,987)
Stock-based compensation			21,284			21,284		21,284
Exercise of stock options	161,909	2	4,812			4,814		4,814
Issuance of common stock, net	396,269	4	(4)			—		—
Increase in ownership interest of noncontrolling interest			(513)			(513)	68	(445)
Shares withheld for withholding taxes associated with common stock issuances	(133,991)	(1)	(11,030)			(11,031)		(11,031)
Balance at December 31, 2019	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					375,764	375,764	70,851	446,615
Other comprehensive loss				69,603		69,603	247	69,850
Cash dividends declared, $1.54 per common share					(163,990)	(163,990)	(32,061)	(196,051)
Stock-based compensation			19,306			19,306		19,306
Exercise of stock options	682,068	7	40,430			40,437		40,437
Issuance of common stock, net	185,918	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(65,832)	(1)	(5,142)			(5,143)		(5,143)
Balance at December 31, 2020	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					123,672	123,672	76,270	199,942
Other comprehensive income				(66,318)		(66,318)	(160)	(66,478)
Cash dividends declared, $1.56 per common share					(182,385)	(182,385)	(96,136)	(278,521)
Stock-based compensation			18,818			18,818		18,818
Fees related to public issuance of common stock			(888)			(888)		(888)
Exercise of stock options	302,151	3	18,389			18,392		18,392
Issuance of common stock, net	9,919,755	99	1,453,789			1,453,888		1,453,888
Shares withheld for withholding taxes associated with common stock issuances	(48,942)	(1)	(8,139)			(8,140)		(8,140)
Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2021	2020	2019
Cash and cash equivalents at beginning of year	$746,724	$613,110	$555,320
Cash flows from operating activities:
Net income	199,942	446,615	604,357
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	254,000	231,984	213,484
Gain on sale of business/interest in properties, net	(295,971)	(7,168)	—
Gain on sale of property	—	—	(14,411)
Stock-based compensation and other	20,120	22,837	19,680
Equity in net income of unconsolidated investments (net of tax)	(95,770)	(127,521)	(129,568)
Dividends received from unconsolidated investments and nonmarketable securities	78,391	88,161	71,746
Pension and postretirement (benefit) expense	(74,010)	45,658	31,515
Pension and postretirement contributions	(30,253)	(16,434)	(16,478)
Unrealized gain on investments in marketable securities	(3,818)	(4,635)	(2,809)
Loss on early extinguishment of debt	28,955	—	4,829
Deferred income taxes	(38,500)	(1,976)	14,394
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(49,295)	100,118	(18,220)
(Increase) decrease in inventories	(127,401)	51,978	(46,304)
Decrease (increase) in other current assets	17,411	7,902	(32,941)
Increase (decrease) in accounts payable	143,939	(31,519)	(12,234)
Increase (decrease) in accrued expenses and income taxes payable	127,068	(215,011)	(4,640)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	135,928	179,437	164,496
Other, net	53,521	28,488	(127,522)
Net cash provided by operating activities	344,257	798,914	719,374
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(22,572)	(820,000)
Capital expenditures	(953,667)	(850,477)	(851,796)
Cash proceeds from divestitures, net	289,791	—	—
Proceeds from sale of joint venture	—	11,000	—
Proceeds from sale of property and equipment	—	—	10,356
Sales of marketable securities, net	3,774	903	384
Investments in equity and other corporate investments	(6,488)	(2,427)	(2,569)
Net cash used in investing activities	(666,590)	(863,573)	(1,663,625)
Cash flows from financing activities:
Proceeds from issuance of common stock	1,453,888	—	—
Proceeds from borrowings of other long-term debt	—	452,163	1,597,807
Repayments of long-term debt and credit agreements	(1,173,823)	(250,000)	(175,215)
Other borrowings (repayments), net	60,991	137,635	(126,364)
Fees related to early extinguishment of debt	(24,877)	—	(4,419)
Dividends paid to shareholders	(177,853)	(161,818)	(152,204)
Dividends paid to noncontrolling interests	(96,136)	(32,061)	(83,187)
Proceeds from exercise of stock options	18,392	40,437	4,814
Withholding taxes paid on stock-based compensation award distributions	(8,140)	(5,143)	(11,031)
Other	(2,230)	(3,952)	(7,514)
Net cash provided by financing activities	50,212	177,261	1,042,687
Net effect of foreign exchange on cash and cash equivalents	(35,331)	21,012	(40,646)
(Decrease) increase in cash and cash equivalents	(307,452)	133,614	57,790
Cash and cash equivalents at end of year	$439,272	$746,724	$613,110

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Included in Trade accounts receivable at December 31, 2021 and 2020 is approximately $544.1 million and $522.3 million, respectively, arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2021 and 2020 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
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
Leases
Effective January 1, 2019, we adopted Accounting Standards Update (“ASU”) No. 2016-02, “Leases” and all related amendments using the modified retrospective method. As part of this adoption, we have elected the practical expedient relief

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

package allowed by the new standard, which does not require the reassessment of (1) whether existing contracts contain a lease, (2) the lease classification or (3) unamortized initial direct costs for existing leases; and have elected to apply hindsight to the existing leases. Additionally, we have made accounting policy elections such as exclusion of short-term leases (leases with a term of 12 months or less and which do not include a purchase option that we are reasonably certain to exercise) from the balance sheet presentation, use of portfolio approach in determination of discount rate and accounting for non-lease components in a contract as part of a single lease component for all asset classes, except specific mining operation equipment.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Research and Development Expenses
Our research and development expenses related to present and future products are expensed as incurred. These expenses consist primarily of personnel-related costs and other overheads, as well as outside service and consulting costs incurred for specific programs. Our U.S. facilities in Texas and Louisiana and our global facilities in the Netherlands, Germany, Belgium and Korea form the capability base for our contract research and custom manufacturing businesses. These business areas provide research and scale-up services primarily to innovative life science companies.
Goodwill and Other Intangible Assets
We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance that requires that goodwill and indefinite-lived intangible assets not be amortized.
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, the Company initially performs a qualitative test (“Step 0”), where it first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company performs a quantitative test (“Step 1”). During Step 1, the Company estimates the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. For the Refining Solutions reporting unit, the revenue growth rates and adjusted EBITDA margins were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond our control. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2021 and no evidence of impairment was noted from the analysis. As a result, the Company concluded there was no impairment as of that date.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2021, no evidence of impairment was noted from the analysis for our indefinite-lived intangible assets.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During 2021, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2021, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2021 measurement date.
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
For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2021 and 2020, we used the Pri-2012 Mortality Tables along with the MP-2021 and MP-2020 Mortality Improvement Scale, respectively, published by the SOA.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Foreign exchange transaction and revaluation gains (losses) were $0.1 million, ($28.8) million and ($27.4) million for the years ended December 31, 2021, 2020 and 2019, respectively, and are included in Other expenses, net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows.
Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia and designated it as an effective hedging instrument under ASC 815, Derivatives and Hedging. All other foreign currency forward contracts outstanding at December 31, 2021 and 2020 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In December 2019, the FASB issued accounting guidance that simplifies the accounting for income taxes by removing certain exceptions to the general principles in Accounting Standards Codification (“ASC”) Topic 740. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of ASC Topic 740 by clarifying and amending existing guidance. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. This guidance became effective on January 1, 2021 and did not have a significant impact on the consolidated financial statements.
In March 2020, the FASB issued accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued additional accounting guidance which clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The guidance under both FASB issuances is effective March 12, 2020 through December 31, 2022. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.
In November 2021, the FASB issued accounting guidance that requires disclosures about government assistance in the notes to the financial statements. This guidance will require the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company currently does not expect this guidance to have a significant impact on its annual financial statement disclosures.
NOTE 2—Acquisitions:
Guangxi Tianyuan New Energy Materials Acquisition
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and is capable of producing battery-grade lithium carbonate and lithium hydroxide. The plant is currently in the commissioning stage and is expected to begin commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in the first half of 2022.
Wodgina Acquisition
On October 31, 2019, we completed the previously announced acquisition of a 60% interest in MRL’s Wodgina Project for a total purchase price of approximately $1.3 billion. The purchase price is comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, originally valued at $480 million. The cash consideration was initially funded by the 2019 Credit Facility entered into

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

on August 14, 2019; see Note 14, “Long-Term Debt,” for further details. During the fourth quarter of 2021, the Company revised its estimate of the obligation to construct these lithium hydroxide conversion assets due to anticipated cost overruns from supply chain, labor and COVID-19 pandemic related issues. Consequently, a $132.4 million expense is included in Gain on sale of business/interest in properties, net, within operating income for the year ended December 31, 2021, with a corresponding obligation recorded in Accrued liabilities.
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
This acquisition provides access to a high-quality hard rock lithium source, further diversifying our global lithium resource base, and strengthens our position by increasing capacity to support future market demand. Since its acquisition in 2019, the Wodgina mine idled production of spodumene until the market demand supported bringing the mine back into production. MARBL recently announced its intention to resume spodumene concentrate production at this site, with the production restart expected during the second quarter of 2022.
The results of our 60% ownership interest in MARBL are reported within the Lithium segment. Included in Net income attributable to Albemarle Corporation for the years ended December 31, 2021 and 2020 and the period November 1 through December 31, 2019 were losses of approximately $32.8 million, $20.1 million and $73.0 million, respectively, attributable to the joint venture. Included in the loss recorded in 2019 was an estimated loss of $64.8 million related to the stamp duties levied on the assets purchased. The adjustment to the final amount of stamp duties levied was recorded, and the full amount was paid, during the year ended December 31, 2020 as noted above. There were no net sales attributable to the joint venture during these periods. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of the Wodgina Project on our consolidated statements of income.
Acquisition and integration related costs
Acquisition and integration related costs for the years ended December 31, 2021, 2020 and 2019 of $12.7 million, $17.3 million and $20.7 million were included primarily in Selling, general and administrative expenses, respectively, on our consolidated statements of income. These include costs for the Tianyuan and Wodgina acquisitions noted above, as well as various other completed or potential acquisitions and divestitures.

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
As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. During the year ended December 31, 2021 we recorded a gain of $428.4 million ($330.9 million after taxes) related to the sale of this business.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Income taxes (net of refunds of $32,677, $25,991 and $7,438 in 2021, 2020 and 2019, respectively)(a)	$130,840	$52,103	$170,450
Interest (net of capitalization)	$27,734	$66,379	$45,532

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$165,677	$139,120	$199,451
Non-cash proceeds from divestitures(b)	$244,530	$—	$—
(a)    Cash paid for income tax during the year ended December 31, 2021 include a $45.0 million payment in the U.S. primarily resulting from the proceeds on the sale of the FCS business.
(b)    Fair value of preferred equity of a Grace subsidiary received as part of proceeds for the sale of our FCS business. See Note 3, “Divestitures,” for further details.
As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $135.9 million, $179.4 million and $164.7 million of its construction in progress of the designated Kemerton assets during the years ended December 31, 2021, 2020 and 2019, respectively, representing MRL’s 40% interest in the assets. Since the acquisition, the Company has transferred the full $480 million of construction in progress to MRL, as defined in the purchase agreement. In the fourth quarter of 2021, the Company recorded a $132.4 million expense related to anticipated cost overruns of the designated Kemerton assets. See Note 2, “Acquisitions,” for further details. The cash outflow for these assets is recorded in Capital expenditures within Cash flows from investing activities on the consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Other, net within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2021, 2020 and 2019 included $28.7 million, $30.4 million and $14.3 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, from Other noncurrent liabilities to Income taxes payable within current liabilities. For additional information, see Note 21, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2021, 2020 and 2019 is ($0.1) million, $28.8 million and $27.4 million, respectively, related to (gains) losses on fluctuations in foreign currency exchange rates.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$123,672	$375,764	$533,228
Denominator:
Weighted-average common shares for basic earnings per share	115,841	106,402	105,949
Basic earnings per share	$1.07	$3.53	$5.03
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$123,672	$375,764	$533,228
Denominator:
Weighted-average common shares for basic earnings per share	115,841	106,402	105,949
Incremental shares under stock compensation plans	695	406	372
Weighted-average common shares for diluted earnings per share	116,536	106,808	106,321
Diluted earnings per share	$1.06	$3.52	$5.02
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2021, there were 3,875 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2021, no shares of preferred stock have been issued.
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
There were no shares of the Company’s common stock repurchased during the year ended December 31, 2021, 2020 or 2019. As of December 31, 2021, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Value added tax/consumption tax	$35,758	$45,309
Other	30,426	16,649
Total	$66,184	$61,958

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Finished goods	$473,836	$454,162
Raw materials and work in process(a)	259,221	219,896
Stores, supplies and other	79,863	76,179
Total	$812,920	$750,237
(a)Included $149.4 million and $129.6 million at December 31, 2021 and 2020, respectively, of work in process in our Lithium segment.
Approximately 6% and 8% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2021 and 2020, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $51.2 million and $62.2 million at December 31, 2021 and 2020, respectively, which are below replacement cost by approximately $45.3 million and $29.7 million, respectively.

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Income tax receivables	$76,952	$45,031
Prepaid expenses	49,933	57,531
Other	5,798	13,865
Total	$132,683	$116,427

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2021 and 2020 (in thousands):

	Useful Lives (Years)	December 31,
		2021	2020
Land	—	$117,703	$121,330
Land improvements	10 – 30	112,374	115,693
Buildings and improvements	10 – 50	383,879	354,679
Machinery and equipment(a)	2 – 45	3,619,712	3,564,389
Mineral rights and reserves	7 – 60	1,783,691	1,780,236
Construction in progress	—	2,057,387	1,491,314
Total		$8,074,746	$7,427,641
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
The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $225.6 million, $203.6 million and $183.3 million during the years ended December 31, 2021, 2020 and 2019, respectively. Interest capitalized on significant capital projects in 2021, 2020 and 2019 was $50.0 million, $30.4 million and $30.2 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Joint ventures	$593,344	$604,964
Available for sale debt securities	246,517	—
Nonmarketable securities	20,660	14,171
Marketable equity securities	37,187	37,109
Total	$897,708	$656,244

Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2021	2020	2019
*	Windfield Holdings Pty. Ltd. - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above amounted to $575.3 million and $587.6 million as of December 31, 2021 and 2020, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $94.9 million, $126.0 million and $128.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $271.9 million and $255.4 million of our consolidated retained earnings at December 31, 2021 and 2020, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists the assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2021	2020
Summary of Balance Sheet Information:
Current assets	$485,730	$449,441
Noncurrent assets	1,590,958	1,590,204
Total assets	$2,076,688	$2,039,645

Current liabilities	$209,621	$116,136
Noncurrent liabilities	739,599	769,114
Total liabilities	$949,220	$885,250

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Summary of Statements of Income Information:
Net sales	$827,848	$597,082	$910,891
Gross profit	$443,129	$266,026	$496,150
Income before income taxes	$269,788	$225,436	$384,690
Net income	$187,084	$157,628	$229,733

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $78.4 million, $87.4 million and $71.0 million in 2021, 2020 and 2019, respectively.
At December 31, 2021 and 2020, the carrying amount of our investments in unconsolidated joint ventures differed from the amount of underlying equity in net assets by approximately $30.4 million and $32.1 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis.
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $462.3 million and $479.6 million at December 31, 2021 and December 31, 2020, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.0 million and $8.0 million at December 31, 2021 and December 31, 2020, respectively. Our unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
In the fourth quarter of 2020, the Company divested its ownership interest in the Saudi Organometallic Chemicals Company LLC (“SOCC”) joint venture for cash proceeds of $11.0 million. As a result of this divestiture, the Company recorded a gain of $7.2 million in Other expenses, net during the year ended December 31, 2020.
The Company holds a 50% equity interest in Jordan Bromine Company Limited (“JBC”), reported in the Bromine segment. The Company consolidates this venture as it is considered the primary beneficiary due to its operational and financial control.
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
On June 1, 2021, the Company completed the sale of its FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning June 1, 2023, two years after issuance. The fair value of this preferred equity was $246.5 million at December 31, 2021.
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. At December 31, 2021 and 2020, these marketable securities amounted to $32.5 million and $32.4 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Deferred income taxes(a)	$18,797	$20,317
Assets related to unrecognized tax benefits(a)	32,868	24,112
Operating leases(b)	154,741	136,292
Other	45,833	38,547
Total	$252,239	$219,268

(a)See Note 1, “Summary of Significant Accounting Policies” and Note 21, “Income Taxes.”
(b)See Note 18, “Leases.”

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2021 and 2020 (in thousands):

	Lithium	Bromine	Catalysts(c)	All Other	Total
Balance at December 31, 2019	$1,370,846	$20,319	$181,034	$6,586	$1,578,785
Acquisitions(a)	4,585	—	—	—	4,585
Foreign currency translation adjustments and other	66,350	—	15,800	—	82,150
Balance at December 31, 2020	1,441,781	20,319	196,834	6,586	1,665,520
Divestitures(b)	—	—	—	(6,586)	(6,586)
Foreign currency translation adjustments and other	(47,599)	—	(13,708)	—	(61,307)
Balance at December 31, 2021	$1,394,182	$20,319	$183,126	$—	$1,597,627

(a)    Amount recorded during the year ended December 31, 2020 represents the finalization of the purchase price adjustments for the Wodgina Project acquisition during the one-year measurement period. See Note 2, “Acquisitions,” for additional information.
(b)    Represents goodwill of the FCS business. See Note 3, “Divestitures,” for additional information.
(c)    Balance at December 31, 2021 and 2020 consists of goodwill related to Refining Solutions (composed of our clean fuels technologies (“CFT”) and fluidized catalytic cracking (“FCC”) catalysts and additives businesses) of $176.0 million and $189.8 million, respectively, and performance catalyst solutions (“PCS”) of $7.1 million and $7.0 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2021 and 2020 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(b)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2019	$422,462	$18,087	$55,020	$41,282	$536,851
Foreign currency translation adjustments and other	26,286	623	3,076	(1,418)	28,567
Balance at December 31, 2020	448,748	18,710	58,096	39,864	565,418
Divestitures(a)	—	—	—	(1,473)	(1,473)
Foreign currency translation adjustments and other	(20,369)	(827)	(783)	(1,686)	(23,665)
Balance at December 31, 2021	$428,379	$17,883	$57,313	$36,705	$540,280
Accumulated Amortization
Balance at December 31, 2019	$(116,749)	$(7,938)	$(36,197)	$(21,345)	$(182,229)
Amortization	(22,575)	—	(1,377)	(970)	(24,922)
Foreign currency translation adjustments and other	(7,962)	(238)	(1,926)	964	(9,162)
Balance at December 31, 2020	(147,286)	(8,176)	(39,500)	(21,351)	(216,313)
Amortization	(22,982)	—	(1,461)	(891)	(25,334)
Divestitures(a)	—	—	—	1,457	1,457
Foreign currency translation adjustments and other	6,985	193	1,165	514	8,857
Balance at December 31, 2021	$(163,283)	$(7,983)	$(39,796)	$(20,271)	$(231,333)
Net Book Value at December 31, 2020	$301,462	$10,534	$18,596	$18,513	$349,105
Net Book Value at December 31, 2021	$265,096	$9,900	$17,517	$16,434	$308,947

(a)Represents other intangibles of the FCS business. See Note 3, “Divestitures,” for additional information.
(b)Net Book Value includes only indefinite-lived intangible assets.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $25.3 million, $24.9 million and $27.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Included in amortization for the years ended December 31, 2021, 2020 and 2019 is $19.3 million, $19.1 million and $19.5 million, respectively, of amortization using the pattern of economic benefit method.
Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2022	$24,365
2023	$23,797
2024	$23,201
2025	$22,479
2026	$21,958

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Employee benefits, payroll and related taxes	$100,718	$102,711
Settlement for legacy Rockwood legal matter(a)	332,500	—
Wodgina Project acquisition consideration obligation(b)	132,400	137,092
Other(c)	197,675	200,960
Total	$763,293	$440,763
(a)Remaining balance to be paid to Huntsman for settlement of a legacy Rockwood legal dispute prior to the acquisition of Rockwood in 2015. See Note 17, “Commitments and Contingencies,” for further details.
(b)Represents the 40% interest in the Kemerton assets, which are under construction, expected to be transferred to MRL in the next twelve months as part of the consideration paid for the Wodgina Project acquisition. See Note 2, “Acquisitions,” for further details.
(c)Other accrued expenses represent balances such as operating lease liabilities, environmental reserves, asset retirement obligations, pension obligations, interest, utilities, other taxes, among other liabilities, expected to be paid within the next 12 months. No individual component exceeds 5% of total current liabilities.

NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
1.125% notes due 2025	$426,571	$610,800
1.625% notes due 2028	565,550	610,800
1.875% Senior notes due 2021	—	480,007
3.45% Senior notes due 2029	171,612	300,000
4.15% Senior notes due 2024	425,000	425,000
5.45% Senior notes due 2044	350,000	350,000
Floating rate notes	—	200,000
Credit facilities	—	223,900
Commercial paper notes	388,500	325,000
Variable-rate foreign bank loans	5,226	7,702
Finance lease obligations	75,431	59,181
Unamortized discount and debt issuance costs	(13,651)	(20,332)
Total long-term debt	2,394,239	3,572,058
Less amounts due within one year	389,920	804,677
Long-term debt, less current portion	$2,004,319	$2,767,381
Aggregate annual maturities of long-term debt as of December 31, 2021 are as follows (in millions): 2022—$389.9; 2023—$0.0; 2024—$425.0; 2025—$426.6; 2026—$0.0; thereafter—$1,166.4.
In the first quarter of 2021, the Company made the following debt principal payments using proceeds from the February 2021 underwritten public offering of common stock:
•€123.8 million of the 1.125% notes due in November 2025
•€393.0 million, the remaining balance, of the 1.875% Senior notes originally due in December 2021
•$128.4 million of the 3.45% Senior notes due in November 2029
•$200.0 million, the remaining balance, of the floating rate notes originally due in November 2022
•€183.3 million, the outstanding balance, of the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•$325.0 million, the outstanding balance, of the commercial paper notes
As a result, included in Interest and financing expenses for the year ended December 31, 2021 is a loss on early extinguishment of debt of $29.0 million representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt.
2019 Notes
On November 25, 2019, we issued a series of notes (collectively, the “2019 Notes”) as follows:
•$200.0 million aggregate principal amount of notes, bearing interest at a floating rate, which were fully repaid in the first quarter of 2021, as noted above.
•€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.125% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.30%. These notes mature on November 25, 2025. These notes were partially repaid in the first quarter of 2021, as noted above.
•€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.625% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.74%. These notes mature on November 25, 2028.
•$300.0 million aggregate principal amount of senior notes, bearing interest at a rate of 3.45% payable semi-annually on May 15 and November 15 of each year, beginning in 2020. The effective interest rate on these senior notes is approximately 3.58%. These senior notes mature on November 15, 2029. These notes were partially repaid in the first quarter of 2021, as noted above.
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
Prior to repayment in the first quarter of 2021, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, we recorded a gain of $5.1 million (net of income taxes) in 2021, and during the years ended December 31, 2020

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

and 2019, (losses) gains of ($34.2) million and $8.4 million (net of income taxes), respectively, were recorded in accumulated other comprehensive loss.
Credit Agreements
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019 and further amended on May 11, 2020 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of December 31, 2021. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2021.
On August 14, 2019, the Company entered into an unsecured credit facility (the “2019 Credit Facility”) with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility permits up to four borrowings by the Company in an aggregate amount equal to $750 million. The 2019 Credit Facility terminates on December 9, 2022, with each such loan maturing 364 days after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. At the option of the Company the borrowings under the 2019 Credit Facility bear interest at variable rates based on an on either the base rate or LIBOR for deposits in U.S. dollars, in each case plus an applicable margin which ranges from 0.000% to 0.375% for base rate borrowings or 0.875% to 1.375% for LIBOR borrowings, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the credit facility was 1.125% as of December 31, 2021. There were no borrowings outstanding under the 2019 Credit Facility as of December 31, 2021.
Borrowings under the under the 2019 Credit Facility and 2018 Credit Agreement (together the “Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated net funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) be less than or equal to 4.00:1 for the fiscal quarter ending December 31, 2021 and 3.50:1 for fiscal quarters thereafter, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and each such Credit Agreement being terminated. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following the amendments to those agreements.
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.75 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2021, we had $388.5 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 0.46% and a weighted-average maturity of 20 days.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $239.2 million at December 31, 2021. Outstanding borrowings under these agreements were $5.2 million and $7.7 million at December 31, 2021 and 2020, respectively. The average interest rate on borrowings under these agreements during 2021, 2020 and 2019 was approximately 0.36%.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021 and 2020, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the Credit Agreements. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2021 and 2020. At December 31, 2021, we had the ability to borrow $1.36 billion under our commercial paper program and the Credit Agreements.
We believe that as of December 31, 2021, we were, and currently are, in compliance with all of our debt covenants.

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
The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2021		Year Ended December 31, 2020
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$740,951	$290,385	$678,720	$258,374
Service cost	869	3,697	849	4,000
Interest cost	18,005	2,427	23,402	3,357
Plan amendments	—	—	—	593
Actuarial loss	(24,576)	(14,769)	79,780	19,571
Benefits paid	(54,553)	(10,451)	(41,800)	(9,905)
Employee contributions	—	78	—	101
Foreign exchange loss (gain)	—	(14,080)	—	19,858
Settlements/curtailments	—	(1,998)	—	(5,866)
Other	—	(55)	—	302
Benefit obligation at December 31	$680,696	$255,234	$740,951	$290,385

Change in plan assets:
Fair value of plan assets at January 1	$594,228	$89,241	$556,683	$81,466
Actual return on plan assets	50,256	7,305	75,715	8,173
Employer contributions	16,060	11,550	3,630	9,653
Benefits paid	(54,553)	(10,451)	(41,800)	(9,905)
Employee contributions	—	78	—	101
Foreign exchange gain	—	(1,419)	—	4,110
Settlements/curtailments	—	(1,998)	—	(4,279)
Other	—	(50)	—	(78)
Fair value of plan assets at December 31	$605,991	$94,256	$594,228	$89,241

Funded status at December 31	$(74,705)	$(160,978)	$(146,723)	$(201,144)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021		December 31, 2020
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(525)	$(5,972)	$(1,217)	$(5,832)
Noncurrent liabilities (pension benefits)	(74,180)	(155,006)	(145,506)	(195,312)
Net pension liability	$(74,705)	$(160,978)	$(146,723)	$(201,144)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$(773)	$—	$(433)
Net amount recognized	$—	$(773)	$—	$(433)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.86%	1.44%	2.50%	0.86%
Rate of compensation increase	—%	3.20%	—%	3.82%
The accumulated benefit obligation for all defined benefit pension plans was $928.8 million and $1.02 billion at December 31, 2021 and 2020, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2021	2020
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$51,343	$55,089
Service cost	123	105
Interest cost	1,238	1,871
Actuarial (gain) loss	(2,568)	(2,571)
Benefits paid	(2,643)	(3,151)
Benefit obligation at December 31	$47,493	$51,343

Change in plan assets:
Fair value of plan assets at January 1	$—	$—
Employer contributions	2,643	3,151
Benefits paid	(2,643)	(3,151)
Fair value of plan assets at December 31	$—	$—

Funded status at December 31	$(47,493)	$(51,343)

	December 31,
	2021	2020
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,800)	$(3,268)
Noncurrent liabilities (postretirement benefits)	(43,693)	(48,075)
Net postretirement liability	$(47,493)	$(51,343)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	2.85%	2.49%
Rate of compensation increase	3.50%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$869	$3,697	$849	$4,000	$730	$3,680
Interest cost	18,005	2,427	23,402	3,357	28,199	4,998
Expected return on assets	(39,972)	(3,593)	(36,957)	(3,274)	(33,926)	(3,837)
Actuarial loss (gain)	(34,857)	(19,494)	40,653	14,189	7,106	16,784
Amortization of prior service benefit	—	115	—	36	—	37
Total net pension benefits cost (credit)	$(55,955)	$(16,848)	$27,947	$18,308	$2,109	$21,662

Weighted-average assumption percentages:
Discount rate	2.50%	0.86%	3.56%	1.33%	4.59%	2.15%
Expected return on plan assets	6.88%	3.98%	6.88%	4.07%	6.89%	5.51%
Rate of compensation increase	—%	3.26%	—%	3.72%	—%	3.63%

Effective January 1, 2022, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.89% and 3.85%, respectively.
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$123	$105	$98
Interest cost	1,238	1,871	2,197
Actuarial (gain) loss	(2,568)	(2,573)	5,449
Total net postretirement benefits (credit) cost	$(1,207)	$(597)	$7,744
Weighted-average assumption percentages:
Discount rate	2.49%	3.53%	4.55%
Rate of compensation increase	3.50%	3.50%	3.50%

All components of net benefit cost (credit), other than service cost, are included in Other expenses, net on the consolidated statements of income.
The mark-to-market actuarial gain in 2021 is primarily attributable to a higher return on pension plan assets in 2021 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.42% versus an expected return of 6.50%. In addition, there was an increase in the weighted-average discount rate to 2.86% from 2.50% for our U.S. pension plans and to 1.44% from 0.86% for our foreign pension plans to reflect market conditions as of the December 31, 2021 measurement date.
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
The mark-to-market actuarial loss in 2019 is primarily attributable to a decrease in the weighted-average discount rate to 3.56% from 4.59% for our U.S. pension plans and to 1.33% from 2.15% for our foreign pension plans to reflect market conditions as of the December 31, 2019 measurement date. This was partially offset by a higher return on pension plan assets in 2019 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

on our U.S. and foreign pension plan assets was 15.82% versus an expected return of 6.72%. The mark-to-market actuarial loss in 2019 was partially offset by an increase
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The inputs used to measure fair value are classified into the following hierarchy:

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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$129,946	$129,139	$807	$—
International Equity(b)	128,353	103,554	24,799	—
Fixed Income(c)	345,635	290,177	55,458	—
Absolute Return Measured at Net Asset Value(d)	96,313	—	—	—
Total Pension Assets	$700,247	$522,870	$81,064	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$142,280	$140,548	$1,732	$—
International Equity(b)	139,611	113,174	26,437	—
Fixed Income(c)	319,998	270,589	49,409	—
Absolute Return Measured at Net Asset Value(d)	78,787	—	—	—
Cash	2,793	2,793	—	—
Total Pension Assets	$683,469	$527,104	$77,578	$—
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
(d)Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $96.3 million and $78.8 million as of

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021 and 2020, respectively, are included in this table to permit reconciliation to the reconciliation of plan assets table above.
The Company’s pension plan assets in the U.S. and U.K. represent approximately 98% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2021 and 2020, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	41%
Fixed income	50%
Absolute return	9%
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
We made contributions to our defined benefit pension and OPEB plans of $30.3 million, $16.4 million and $16.5 million during the years ended December 31, 2021, 2020 and 2019, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $11.9 million in 2022. Also, we expect to pay approximately $3.3 million in premiums to our U.S. postretirement benefit plan in 2022. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2022	$43.3	$10.9	$3.3
2023	$43.8	$12.0	$3.2
2024	$44.0	$10.8	$3.2
2025	$43.9	$10.5	$3.1
2026	$43.6	$10.8	$3.1
2026-2030	$206.2	$55.6	$14.4
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. (Credits) costs relating to our SERP were ($0.2) million, $3.8 million and $2.2 million for the years ended December 31, 2021, 2020 and 2019, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2021 and 2020 was $8.7 million and $23.1 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $1.0 million are expected to be paid to SERP retirees in 2022. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2021, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $16.7 million, $6.9 million, and $11.5 million in 2021, 2020 and 2019, respectively. Contributions in 2021 included amounts deferred from 2020 as a result of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $17.4 million, $7.5 million and $12.6 million in 2021, 2020 and 2019, respectively. Contributions in 2021 included amounts deferred from 2020 as a result of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic.
In the Netherlands, certain employees participate in a defined contribution pension plan through a Dutch insurance company. The insurance company unconditionally undertakes the legal obligation to provide specific benefits to specific individuals in return for a fixed amount of premiums. Our obligation under this plan is limited to a variable calculated employer match for each participant plus, as well as risk premiums and administrative costs for the overall plan. We paid approximately $9.2 million, $9.9 million and $9.7 million in 2021, 2020 and 2019, respectively, in annual premiums and related costs pertaining to this plan.
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
The majority of the Company’s contributions are tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan were approximately $1.5 million, $1.5 million and $1.4 million in 2021, 2020 and 2019, respectively. The Company’s contributions represented more than 5% of total contributions to the DN Pensionskasse in 2021.
Effective July 1, 2016, the DN Pensionskasse is subject to a financial improvement plan which expires on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan calls for increased capital reserves to avoid future underfunding risk. During the years ended December 31, 2020, 2019 and 2018, we made contributions for our employees covered under this plan of approximately $1.3 million, $3.1 million and $1.8 million, respectively, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. The value of the additional funding required under the financial improvement plan each year is determined upon the completion of the annual financial

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

statements and are payable in the second quarter of the following year. A portion of the additional funding necessary for the year will be based on an estimate prepared on September 30 of each year and payable in the fourth quarter of that same year.

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31,
	2021	2020
Transition tax on foreign earnings(a)	$234,180	$273,048
Operating leases(b)	126,997	116,765
Liabilities related to uncertain tax positions(c)	27,719	14,683
Executive deferred compensation plan obligation	32,491	32,447
Environmental liabilities(d)	37,540	36,298
Asset retirement obligations(d)	76,196	74,856
Tax indemnification liability(e)	66,799	30,488
Other(f)	61,776	50,792
Total	$663,698	$629,377
(a)Noncurrent portion of one-time transition tax on foreign earnings. See Note 21, “Income Taxes,” for additional information.
(b)See Note 18, “Leases.”
(c)See Note 21, “Income Taxes.”
(d)See Note 17, “Commitments and Contingencies.”
(e)Indemnification of certain income and non-income tax liabilities primarily associated with the Chemetall Surface Treatment entities sold in 2017.
(f)No individual component exceeds 5% of total liabilities.

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance, beginning of year	$45,771	$42,592	$49,569
Expenditures	(2,752)	(3,290)	(6,037)
Accretion of discount	960	925	1,030
Additions and changes in estimates	4,063	3,815	1,129
Foreign currency translation adjustments and other	(1,425)	1,729	(3,099)
Balance, end of year	46,617	45,771	42,592
Less amounts reported in Accrued expenses	9,077	9,473	9,534
Amounts reported in Other noncurrent liabilities	$37,540	$36,298	$33,058
Environmental remediation liabilities included discounted liabilities of $39.7 million and $39.2 million at December 31, 2021 and 2020, respectively, discounted at rates with a weighted-average of 3.5%, with the undiscounted amount totaling $70.0 million and $73.6 million at December 31, 2021 and 2020, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur,

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $37 million before income taxes, in excess of amounts already recorded. The variability of this range is primarily driven by possible environmental remediation activity at a formerly owned site where we indemnify the buyer through a set cutoff date in 2024.
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
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Balance, beginning of year	$75,872	$60,246
Acquisitions(a)	—	1,222
Additions and changes in estimates(b)	4,832	15,750
Accretion of discount	2,098	2,531
Liabilities settled	(3,605)	(3,980)
Foreign currency translation adjustments and other	16	103
Balance, end of year	$79,213	$75,872
Less amounts reported in Accrued expenses	3,017	1,016
Amounts reported in Other noncurrent liabilities	$76,196	$74,856
(a)    Represents purchase price adjustments for the Wodgina Project acquisition recorded during the year ended December 31, 2020.
(b)    Additions in 2021 primarily related to the updated of an estimate at a site formerly owned by Albemarle. 2020 additions related to new asset retirement obligations in Chile and Australia.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. As a result, the consolidated statements of income for the year ended December 31, 2021, includes expense of $657.4 million ($508.5 million net of income tax), inclusive of legal fees incurred by Huntsman and other related obligations, to reflect the agreed upon resolution of this legal matter.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $66.8 million and $30.5 million at December 31, 2021 and 2020, respectively, recorded in Other noncurrent liabilities primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017. During the year ended December 31, 2021, the Company recorded $39.4 million to revise this indemnification estimate for an ongoing tax-related matter in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million..
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2022	2023	2024	2025	2026	Thereafter
Letters of credit and other guarantees	$62,715	$7,127	$987	$68	$118	$10,154
The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2021. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
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
The following table provides details of our lease contracts for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$42,338	$33,904
Finance lease cost:
Amortization of right of use assets	614	585
Interest on lease liabilities	3,010	2,681
Total finance lease cost	3,624	3,266

Short-term lease cost	11,084	11,663
Variable lease cost	8,002	8,691
Total lease cost	$65,048	$57,524
Supplemental cash flow information related to our lease contracts for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,030	$36,245
Operating cash flows from finance leases	1,776	1,568
Financing cash flows from finance leases	687	663
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	56,814	29,581
Finance leases	17,096	—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at December 31, 2021 and 2020 is as follows (in thousands, except as noted):

	December 31,
	2021	2020
Operating leases:
Other assets	$154,741	$136,292

Accrued expenses	31,603	22,297
Other noncurrent liabilities	126,997	116,765
Total operating lease liabilities	158,600	139,062
Finance leases:
Net property, plant and equipment	75,302	58,963

Current portion of long-term debt(a)	3,768	1,752
Long-term debt	74,011	58,543
Total finance lease liabilities	77,779	60,295
Weighted average remaining lease term (in years):
Operating leases	12.9	15.3
Finance leases	24.5	27.5
Weighted average discount rate (%):
Operating leases	3.44%	3.94%
Finance leases	4.47%	4.56%
(a) Balance includes accrued interest of finance lease.
Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

	Operating Leases	Finance Leases
2022	$36,552	$5,018
2023	33,368	6,222
2024	20,367	6,222
2025	14,588	6,222
2026	9,689	5,544
Thereafter	122,717	97,682
Total lease payments	237,281	126,910
Less imputed interest	78,681	49,131
Total	$158,600	$77,779
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. Under the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2021, there were 3,554,425 shares available for grant under the Incentive Plan and 335,427 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2021, 2020 and 2019 amounted to $18.8 million, $19.3 million and $21.3 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2021, 2020 and 2019 amounted to $2.3 million, $2.4 million and $3.2 million, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2021:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	599,841	$73.24	5.6	$44,554
Granted	62,479	157.21
Exercised	(302,151)	60.87
Outstanding at December 31, 2021	360,169	$98.19	6.6	$48,833
Exercisable at December 31, 2021	157,724	$85.29	4.6	$23,419
We granted 62,479, 76,221 and 95,639 stock options during 2021, 2020 and 2019, respectively. There were no significant modifications made to any share-based grants during these periods.
The fair value of each option granted during the years ended December 31, 2021, 2020 and 2019 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	1.43%	1.69%	1.58%
Volatility	36.19%	32.65%	32.50%
Average expected life (years)	6	6	6
Risk-free interest rate	1.44%	1.13%	2.81%
Fair value of options granted	$49.42	$22.14	$27.71
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
The intrinsic value of options exercised during the years ended December 31, 2021, 2020 and 2019 was $37.2 million, $31.3 million and $8.1 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2021 is approximately $2.9 million and is expected to be recognized over a remaining weighted-average period of 1.9 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $18.4 million and $8.4 million for the year ended December 31, 2021, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	226,808	$116.54
Granted	63,648	157.21
Vested	(37,783)	155.65
Forfeited	(27,770)	117.27
Nonvested, end of period	224,903	121.39
The weighted average grant date fair value of performance unit awards granted in 2021, 2020 and 2019 was $10.0 million, $8.7 million and $10.8 million, respectively. For all periods presented, half of the performance unit awards granted were based on the targeted return on invested capital (“ROIC Award”), while the other half were granted based on targeted market conditions (“TSR Award”). The fair value of each TSR Award was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Volatility	47.13%	33.66%	30.11%
Risk-free interest rate	0.27%	0.85%	2.43%
The weighted average fair value of performance unit awards that vested during 2021, 2020 and 2019 was $5.8 million, $3.0 million and $11.7 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2021 is approximately $10.8 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.9 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2021:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	326,744	$79.48
Granted	66,432	159.89
Vested	(69,937)	93.61
Forfeited	(13,985)	101.98
Nonvested, end of period	309,254	92.52

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2021, 2020 and 2019 was $10.6 million, $13.3 million and $10.4 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2021, 2020 and 2019 was $11.0 million, $9.0 million and $7.5 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2021 is approximately $12.8 million and is expected to be recognized over a remaining weighted-average period of 2.2 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge(a)	Interest Rate Swap(b)	Total
Balance at December 31, 2018	$(407,805)	$72,337	$—	$(15,214)	$(350,682)
Other comprehensive (loss) income before reclassifications	(61,455)	8,441	4,847	—	(48,167)
Amounts reclassified from accumulated other comprehensive loss	56	—	—	2,591	2,647
Other comprehensive (loss) income, net of tax	(61,399)	8,441	4,847	2,591	(45,520)
Other comprehensive loss attributable to noncontrolling interests	467	—	—	—	467
Balance at December 31, 2019	$(468,737)	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive income (loss) income before reclassifications	99,809	(34,185)	1,602	—	67,226
Amounts reclassified from accumulated other comprehensive loss	23	—	—	2,601	2,624
Other comprehensive income (loss), net of tax	99,832	(34,185)	1,602	2,601	69,850
Other comprehensive income attributable to noncontrolling interests	(247)	—	—	—	(247)
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(74,478)	5,110	174	—	(69,194)
Amounts reclassified from accumulated other comprehensive loss	93	—	—	2,623	2,716
Other comprehensive (loss) income, net of tax	(74,385)	5,110	174	2,623	(66,478)
Amounts reclassified within accumulated other comprehensive income	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	160	—	—	—	160
Balance at December 31, 2021	$(391,674)	$—	$6,623	$(7,399)	$(392,450)
(a)We entered into a foreign currency forward contract in the fourth quarter of 2019, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 22, “Fair Value of Financial Instruments,” for additional information.
(b)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
2021
Other comprehensive (loss) income, before tax	$(76,544)	$6,552	$174	$3,336
Income tax benefit (expense)	2,159	(1,442)	—	(713)
Other comprehensive (loss) income, net of tax	$(74,385)	$5,110	$174	$2,623

2020
Other comprehensive income (loss), before tax	$99,710	$(43,826)	$1,602	$3,336
Income tax benefit (expense)	122	9,641	—	(735)
Other comprehensive income (loss), net of tax	$99,832	$(34,185)	$1,602	$2,601

2019
Other comprehensive (loss) income, before tax	$(61,397)	$10,867	$4,847	$3,336
Income tax expense	(2)	(2,426)	—	(745)
Other comprehensive (loss) income, net of tax	$(61,399)	$8,441	$4,847	$2,591

NOTE 21—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$(186,077)	$41,346	$190,195
Foreign	319,695	332,173	372,755
Total	$133,618	$373,519	$562,950
Current income tax expense (benefit):
Federal	$11,722	$(140)	$21,258
State	694	(193)	5,453
Foreign	55,530	56,734	47,056
Total	$67,946	$56,401	$73,767
Deferred income tax (benefit) expense:
Federal	$(38,413)	$4,564	$13,255
State	(5,544)	(2,893)	(7,369)
Foreign	5,457	(3,647)	8,508
Total	$(38,500)	$(1,976)	$14,394

Total income tax expense	$29,446	$54,425	$88,161

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	(3.5)	0.3	(0.5)
Change in valuation allowance (a)	33.7	1.9	1.9
Impact of foreign earnings, net(b)(c)	(40.5)	(8.4)	(3.7)
Global intangible low tax inclusion	12.3	1.9	1.8
Section 162(m) limitation	4.5	0.5	0.3
Subpart F income	4.8	1.3	0.6
Stock-based compensation	(7.2)	(1.0)	(0.6)
Depletion	(2.9)	(0.9)	(0.7)
U.S. federal return to provision	(1.7)	(0.9)	(0.4)
Revaluation of unrecognized tax benefits/reserve requirements	3.0	(0.4)	(2.7)
Other items, net	(1.5)	(0.7)	(1.3)
Effective income tax rate	22.0%	14.6%	15.7%
(a)The years ended December 31, 2021 and 2019 includes benefits of $6.0 million and $2.1 million, respectively, due to the release of a foreign valuation allowance due to changes in expected profitability.
(b)Includes a discrete tax benefit of $27.9 million related to the revision of an indemnification estimate for an ongoing tax-related matter in Germany.
(c)Our statutory rate is decreased by of our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 34.6%, 11.9%, and 8.0% for 2021, 2020, and 2019, respectively.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2021 and 2020 consist of the following (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Accrued employee benefits	$18,374	$21,878
Operating loss carryovers	1,295,925	1,321,942
Pensions	48,720	78,683
Tax credit carryovers	2,448	1,582
Other(a)	212,882	57,370
Gross deferred tax assets	1,578,349	1,481,455
Valuation allowance	(1,276,305)	(1,326,204)
Deferred tax assets	302,044	155,251
Deferred tax liabilities:
Depreciation	(411,336)	(348,700)
Intangibles	(83,182)	(91,645)
Hedge of net investment of foreign subsidiary	—	(13,514)
Other(b)	(142,008)	(75,927)
Deferred tax liabilities	(636,526)	(529,786)

Net deferred tax liabilities	$(334,482)	$(374,535)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$18,797	$20,317
Noncurrent deferred tax liabilities	(353,279)	(394,852)
Net deferred tax liabilities	$(334,482)	$(374,535)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)    Increase in other primarily related to deferred tax assets for the settlement of an arbitration ruling for a legacy Rockwood legal matter and the expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.
(b)    Increase in other primarily related to deferred tax liabilities recorded for the gain on the sale of the FCS business.

Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$(1,326,204)	$(1,148,268)	$(1,213,750)
Additions	(61,470)	(182,325)	(24,986)
Deductions	111,369	4,389	90,468
Balance at December 31	$(1,276,305)	$(1,326,204)	$(1,148,268)
At December 31, 2021, we had approximately $2.4 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2022 and 2039. We have established valuation allowances for $0.2 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2021, we have on a pre-tax basis, domestic state net operating losses of $242.9 million, expiring between 2022 and 2041, which have pre-tax valuation allowances of $30.5 million established. In addition, we have on a pre-tax basis $5.10 billion of foreign net operating losses, which have pre-tax valuation allowances for $4.85 billion established. $2.80 billion of these foreign net operating losses expire in 2035 and $2.06 billion have an indefinite life. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $111.0 million and $173.7 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.
As of December 31, 2021, we have not recorded taxes on approximately $5.6 billion of cumulative undistributed earnings of our non-U.S. subsidiaries and joint ventures. The TCJA imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. We generally do not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $27.7 million and $14.7 million at December 31, 2021 and 2020, respectively, inclusive of interest and penalties of $7.0 million and $3.1 million at December 31, 2021 and 2020, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2021 and 2020 were reduced by $32.9 million and $24.1 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net asset of $12.2 million as of December 31, 2021 would unfavorably affect earnings if recognized and released, while the net asset of $12.5 million at December 31, 2020 would unfavorably affect earnings if recognized and released.
The liabilities related to uncertain tax positions, exclusive of interest, were $20.7 million and $11.6 million at December 31, 2021 and 2020, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2021, 2020 and 2019 (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2021	2020	2019
Balance at January 1	$11,639	$17,548	$19,742
Additions for tax positions related to prior years	75	5,646	2,235
Reductions for tax positions related to prior years	(6)	(174)	—
Additions for tax positions related to current year	10,911	315	—
Lapses in statutes of limitations/settlements	(1,931)	(12,128)	(4,494)
Foreign currency translation adjustment	29	432	65
Balance at December 31	$20,717	$11,639	$17,548
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2017. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2017.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2020 related to Germany, Italy, Belgium, South Africa and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a increase in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.3 million as a result of closure of tax statutes.

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

	December 31,
	2021		2020
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$2,405,021	$2,593,590	$3,588,157	$3,783,225
Foreign Currency Forward Contracts—In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At December 31, 2021 and 2020, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $36.5 million and $75.4 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At December 31, 2021 and 2020, we had outstanding non-designated foreign currency forward contracts with notional values totaling $618.1 million and $611.1 million, respectively, hedging our exposure to various currencies including the Euro, Chinese Renminbi, Chilean Peso and Australian Dollar.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets at December 31, 2021 and 2020 (in thousands):

	Assets		Liabilities
	December 31,		December 31,
	2021	2020	2021	2020
Designated as hedging instruments(a)	$237	$7,043	$57	$—
Not designated as hedging instruments(b)	2,901	6,563	248	4,803
Total	$3,138	$13,606	$305	$4,803
(a)    Included $0.2 million in Other current assets and $0.1 million in Accrued expenses at December 31, 2021, and $6.2 million in Other current assets and $0.9 million in Other assets at December 31, 2020.
(b)    Included $2.9 million in Other current assets and $0.2 million in Accrued expenses at December 31, 2021 and $6.6 million in Other current assets and $4.8 million in Accrued expenses at December 31, 2020.
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Designated as hedging instruments:
Gain recognized in Other comprehensive income (loss)	$174	$1,602	$4,847
Not designated as hedging instruments:
Losses recognized in Other expenses, net(a)	$1,068	$(7,665)	$(25,765)
(a)Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other expenses, net.
In addition, for the years ended December 31, 2021, 2020 and 2019, we recorded net cash settlements of $2.4 million, $19.4 million and $23.6 million, respectively, primarily within Changes in current assets and liabilities, in our consolidated statements of cash flows.
As of December 31, 2021, there are no unrealized gains or losses related to the cash flow hedge expected to be reclassified to earnings in the next twelve months.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2021 and 2020 (in thousands):

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities(a)	$246,517	$—	$—	$246,517
Investments under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,696	$—	$—	$—
Foreign currency forward contracts(e)	$3,138	$—	$3,138	$—
Liabilities:
Obligations under executive deferred compensation plan (b)	$32,491	$32,491	$—	$—
Foreign currency forward contracts(e)	$305	$—	$305	$—

	December 31, 2020	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$32,447	$32,447	$—	$—
Private equity securities measured at net asset value(b)(c)	$4,661	$—	$—	$—
Foreign currency forward contracts(d)	$13,606	$—	$13,606	$—
Liabilities:
Obligations under executive deferred compensation plan(a)	$32,447	$32,447	$—	$—
Foreign currency forward contracts(d)	$4,803	$—	$4,803	$—
(a)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS divestiture on June 1, 2021. See Note 2, “Divestitures,” for further details on the material terms and conditions. A third-party estimate of the fair value was prepared using expected future cash flows over the period up to when the asset is likely to be redeemed, applying a discount rate that appropriately captures a market participant's view of the risk associated with the investment. These are considered to be Level 3 inputs.
(b)We maintain an EDCP that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(c)Primarily consists of private equity securities classified as available-for-sale and are reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other expenses, net, in our consolidated statements of income.
(d)Holdings in private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $4.7 million at December 31, 2021 and 2020 are included in this table to permit reconciliation to the marketable equity securities presented in Note 10, “Investments.”
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2020	$—
Additions	244,530
Accretion of discount	7,429
Change in fair value	(5,441)
Ending balance at December 31, 2021	$246,518

NOTE 24—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Sales to unconsolidated affiliates	$19,441	$22,589	$20,068
Purchases from unconsolidated affiliates(a)	$213,077	$168,072	$210,351
(a)Purchases from unconsolidated affiliates primarily relate to purchases from our Windfield joint venture.
Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2021	2020
Receivables from related parties	$2,139	$4,098
Payables to related parties	$47,499	$30,123

NOTE 25—Segment and Geographic Area Information:
Our three reportable segments include: (1) Lithium; (2) Bromine; and (3) Catalysts. During 2021, we changed the name of the Bromine Specialties segment to Bromine. This change simplifies the name of the reportable segment, and does not impact the operations of the business or disclosure of the related assets. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligns with the markets and customers we serve through each of the segments. This structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the fine chemistry services business that did not fit into any of our core businesses. On June 1, 2021, the Company completed the sale of the FCS business to Grace. See Note 3, “Divestitures,” for further details.
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

	Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net sales:
Lithium	$1,363,284	$1,144,778	$1,358,170
Bromine	1,128,343	964,962	1,004,216
Catalysts	761,235	797,914	1,061,817
All Other	75,095	221,255	165,224
Total net sales	$3,327,957	$3,128,909	$3,589,427

Adjusted EBITDA:
Lithium	$479,538	$393,093	$524,934
Bromine	360,682	323,605	328,457
Catalysts	106,941	130,134	270,624
All Other	29,858	84,821	49,628
Corporate	(106,045)	(112,915)	(136,862)
Total adjusted EBITDA	$870,974	$818,738	$1,036,781

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
2021
Net income (loss) attributable to Albemarle Corporation	$192,244	$309,501	$55,353	$557,098	$27,988	$(461,414)	$123,672
Depreciation and amortization	138,772	51,181	51,588	241,541	1,870	10,589	254,000
Restructuring and other(a)	—	—	—	—	—	3,027	3,027
Gain on sale of business/interest in properties, net(b)	132,400	—	—	132,400	—	(428,371)	(295,971)
Acquisition and integration related costs(c)	—	—	—	—	—	12,670	12,670
Interest and financing expenses(d)	—	—	—	—	—	61,476	61,476
Income tax expense	—	—	—	—	—	29,446	29,446
Non-operating pension and OPEB items	—	—	—	—	—	(78,814)	(78,814)
Legacy Rockwood legal matter(d)	—	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(e)	—	—	—	—	—	20,000	20,000
Indemnification adjustments(f)	—	—	—	—	—	39,381	39,381
Other(g)	16,122	—	—	16,122	—	28,553	44,675
Adjusted EBITDA	$479,538	$360,682	$106,941	$947,161	$29,858	$(106,045)	$870,974
2020
Net income (loss) attributable to Albemarle Corporation	$277,711	$274,495	$80,149	$632,355	$76,323	$(332,914)	$375,764
Depreciation and amortization	112,854	50,310	49,985	213,149	8,498	10,337	231,984
Restructuring and other(a)	—	—	—	—	—	19,597	19,597
Acquisition and integration related costs(c)	—	—	—	—	—	17,263	17,263
Interest and financing expenses	—	—	—	—	—	73,116	73,116
Income tax expense	—	—	—	—	—	54,425	54,425
Non-operating pension and OPEB items	—	—	—	—	—	40,668	40,668
Other(h)	2,528	(1,200)	—	1,328	—	4,593	5,921
Adjusted EBITDA	$393,093	$323,605	$130,134	$846,832	$84,821	$(112,915)	$818,738
2019
Net income (loss) attributable to Albemarle Corporation	$341,767	$279,945	$219,686	$841,398	$41,188	$(349,358)	$533,228
Depreciation and amortization	99,424	47,611	50,144	197,179	8,440	7,865	213,484
Restructuring and other(a)	—	—	—	—	—	5,877	5,877
Gain on sale of property(i)	—	—	—	—	—	(14,411)	(14,411)
Acquisition and integration related costs(c)	—	—	—	—	—	20,684	20,684
Interest and financing expenses(j)	—	—	—	—	—	57,695	57,695
Income tax expense	—	—	—	—	—	88,161	88,161
Non-operating pension and OPEB items	—	—	—	—	—	26,970	26,970
Stamp duty(c)	64,766	—	—	64,766	—	—	64,766
Windfield tax settlement(k)	17,292	—	—	17,292	—	—	17,292
Other(l)	1,685	901	794	3,380	—	19,655	23,035
Adjusted EBITDA	$524,934	$328,457	$270,624	$1,124,015	$49,628	$(136,862)	$1,036,781
(a)In 2021, we recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A. During the year ended December 31, 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Belgium, Germany and with our Jordanian joint venture partner. We recorded expenses of $0.7 million in Cost of goods sold, $19.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner. In addition, we recorded severance payments as part of a business reorganization plans in Selling, general and administrative expenses for the year ended December 31,

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2019. The balance of unpaid restructuring costs and severance is recorded in Accrued expenses and is expected to primarily be paid through 2022.
(b)Includes a $428.4 million gain related to the FCS divestiture recorded during the year ended December 31, 2021. See Note 3, “Divestitures,” for additional information on this gain. In addition, includes a $132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton. See Note 2, “Acquisitions,” for additional information.
(c)See Note 2, “Acquisitions,” for additional information.
(d)Loss recorded in Other expenses, net for the year ended December 31, 2021 related to the settlement of an arbitration ruling for a legacy Rockwood legal matter. See Note 17, “Commitments and Contingencies,” for further details.
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
(f)Included in Other expenses, net to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
(g)Included amounts for the year ended December 31, 2021 recorded in:
•Cost of goods sold - $10.5 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $11.5 million of legal fees related to a legacy Rockwood legal matter noted above, $9.8 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $3.8 million of charges for environmental reserves at a sites not part of our operations.
•Other expenses, net - $4.8 million of net expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(h)Included amounts for the year ended December 31, 2020 recorded in:
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
(i)Gain of $3.3 million recorded in Selling, general and administrative expenses related to the release of liabilities as part of the sale of a property and $11.1 million gain recorded in Other expenses, net related to the sale of land in Pasadena, Texas not used as part of our operations.
(j)Included in Interest and financing expenses is a loss on early extinguishment of debt of $4.8 million. See Note 14, “Long-Term Debt,” for additional information.
(k)Represents our 49% share of a tax settlement between our Windfield joint venture and an Australian taxing authority, recorded in Equity in net income of unconsolidated investments (net of tax). This is offset in Income tax expense by a discrete tax benefit related to seeking treaty relief from the competent authority to prevent double taxation.
(l)Included amounts for the year ended December 31, 2019 recorded in:
•Cost of goods sold - $0.7 million related to non-routine labor and compensation related costs in Chile that are outside normal compensation arrangements.
•Selling, general and administrative expenses - $1.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $0.9 million of a write-off of uncollectible accounts receivable from a terminated distributor in the Bromine segment, $1.0 million related to the settlement of terminated agreements, primarily in the Catalysts segment, and $0.8 million related to the settlement of an ongoing audit in the Lithium segment.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2021	2020	2019
		(In thousands)
Identifiable assets:
Lithium(a)	$7,676,259	$7,134,229	$6,570,791
Bromine	939,808	867,648	799,456
Catalysts	1,149,592	1,066,089	1,163,590
All Other	—	136,659	146,211
Corporate	1,208,459	1,246,321	1,180,815
Total identifiable assets	$10,974,118	$10,450,946	$9,860,863
(a)Increase in Lithium identifiable assets each year primarily due to capital expenditures for growth and capacity increases.

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Depreciation and amortization:
Lithium	$138,772	$112,854	$99,424
Bromine	51,181	50,310	47,611
Catalysts	51,588	49,985	50,144
All Other	1,870	8,498	8,440
Corporate	10,589	10,337	7,865
Total depreciation and amortization	$254,000	$231,984	$213,484
Capital expenditures:
Lithium	$813,128	$720,563	$665,585
Bromine	70,711	57,486	82,208
Catalysts	49,312	44,448	57,939
All Other	2,339	6,792	7,309
Corporate	18,177	21,188	38,755
Total capital expenditures	$953,667	$850,477	$851,796

	Year Ended December 31,
	2021	2020	2019
		(In thousands)
Net Sales(a):
United States	$730,738	$743,834	$858,084
Foreign(b)	2,597,219	2,385,075	2,731,343
Total	$3,327,957	$3,128,909	$3,589,427
(a)Net sales are attributed to countries based upon shipments to final destination.
(b)In 2021, net sales to China, Japan and Korea represented 18%, 14% and 11%, respectively, of total net sales. In 2020, net sales to Korea, China and Japan represented 14%, 14%, and 13%, respectively, of total net sales. In 2019, net sales to Korea, China and Japan represented 17%, 13%, and 12%, respectively, of total net sales.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31,
	2021	2020	2019
		(In thousands)
Long-Lived Assets(a):
United States	$1,040,252	$1,007,793	$1,003,496
Australia	2,736,590	2,362,377	1,981,642
Chile	1,923,821	1,814,658	1,687,090
Jordan	262,392	256,640	256,363
Netherlands	177,405	181,206	165,782
China	139,537	122,749	109,235
Germany	80,956	90,174	89,568
France	49,740	45,505	44,936
Brazil	29,474	24,393	37,165
Other foreign countries	62,667	66,273	68,499
Total	$6,502,834	$5,971,768	$5,443,776
(a)    Long-lived assets are comprised of the Company’s Property, plant and equipment and joint ventures included in Investments.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
NONE

Item 9A.	Controls and Procedures.
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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2021 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
NONE

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
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
New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to

Albemarle Corporation and Subsidiaries

the NYSE as of May 11, 2021. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 74 to 126:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2021, 2020 and 2019
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

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

4.15
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

#10.56
Third Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors [filed as Exhibit 10.56 to the Company's Annual Report on From 10-K (No. 1-12658) filed on February 19, 2021 and incorporated herein by reference].

10.57
Second Amendment to Syndicated Facility Agreement, dated as of December 15, 2020, among Albemarle Corporation, Albemarle Finance Company B.V., Albemarle New Holding GmbH, Albemarle Wodgina Pty Ltd, the Lenders Party Thereto and JPMorgan Chase Bank, N.A., as Administrative Agent [filed as Exhibit 10.57 to the Company's Annual Report on From 10-K (No. 1-12658) filed on February 19, 2021 and incorporated herein by reference].

10.58
Sale, Purchase and Contribution Agreement, dated February 25, 2021 among Albemarle Corporation, W. R. Grace & Co.-Conn and Fine Chemical Manufacturing Services LLC [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 5, 2021, and incorporated herein by reference].

#10.59
Fourth Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 4, 2021, and incorporated herein by reference].

#10.60
Letter Agreement with Raphael Crawford, dated November 3, 2021 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 4, 2021, and incorporated herein by reference].

*10.61
Third Amendment to Credit Agreement, dated as of December 10, 2021, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders.

*10.62	Second Amendment and Restatement Agreement, dated as of December 10, 2021, among Albemarle Corporation, the Lenders Party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent.

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

23.2
Consent of SRK Consulting (U.S), Inc. regarding the Greenbushes property [filed as Exhibit 23.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

23.3
Consent of SRK Consulting (U.S), Inc. regarding the Wodgina property [filed as Exhibit 23.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

23.4
Consent of SRK Consulting (U.S), Inc. regarding the Salar de Atacama property [filed as Exhibit 23.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

23.5
Consent of SRK Consulting (U.S), Inc. regarding the Silver Peak property [filed as Exhibit 23.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

23.6
Consent of RPS Energy Canada Ltd regarding bromine reserves and resources [filed as Exhibit 23.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

23.7
Consent of RESPEC regarding bromine reserves and resources [filed as Exhibit 23.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

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

96.1
SEC Technical Report Summary, Pre-Feasibility Study, Greenbushes Mine, Western Australia, prepared by SRK Consulting (U.S), Inc., dated January 28, 2022 [filed as Exhibit 96.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

96.2
SEC Technical Report Summary, Initial Assessment, Wodgina, Western Australia, prepared by SRK Consulting (U.S), Inc., dated December 31, 2021 [filed as Exhibit 96.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

96.3
SEC Technical Report Summary, Pre-Feasibility Study, Salar de Atacama Region II, Chile, prepared by SRK Consulting (U.S), Inc., dated January 28, 2022 [filed as Exhibit 96.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

96.4
SEC Technical Report Summary Pre-Feasibility Study, Silver Peak Lithium Operation, Nevada, USA, prepared by SRK Consulting (U.S), Inc., dated September 30, 2021 [filed as Exhibit 96.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

96.5
SEC Technical Report Summary for Jordan Bromine Operation, prepared by RPS Energy Canada Ltd and RESPEC Consulting Inc., dated February 7, 2022 [filed as Exhibit 96.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

96.6
SEC Technical Report Summary for Magnolia Field Bromine Reserves, prepared by RPS Energy Canada Ltd, dated February 7, 2022 [filed as Exhibit 96.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 18, 2022, and incorporated herein by reference].

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, furnished in XBRL (eXtensible Business Reporting Language)).

Albemarle Corporation and Subsidiaries

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2021, 2020, and 2019, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2021, 2020 and 2019, (iii) the Consolidated Balance Sheets at December 31, 2021 and 2020, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2021, 2020 and 2019, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2021, 2020 and 2019 and (vi) the Notes to Consolidated Financial Statements.

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
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: February 18, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 18, 2022.

Signature	Title

/S/ J. KENT MASTERS	Chairman, President and Chief Executive Officer (principal executive
(J. Kent Masters)	officer)

/S/ SCOTT A. TOZIER	Executive Vice President, Chief Financial Officer (principal financial
(Scott A. Tozier)	officer)

/S/ JOHN C. BARICHIVICH III	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(John C. Barichivich III)

/S/ M. LAUREN BRLAS	Director
(M. Lauren Brlas)

/S/ GLENDA J. MINOR	Director
(Glenda J. Minor)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ DIARMUID B. O’CONNELL	Director
(Diarmuid B. O’Connell)

/S/ DEAN L. SEAVERS	Director
(Dean L. Seavers)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HOLLY A. VAN DEURSEN	Director
(Holly A. Van Deursen)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)