Form 10-K/A
period 2021-12-31
ALBEMARLE CORP
filed 2022-03-02
CIK 915913

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

EXPLANATORY NOTE

On February 22, 2022, Albemarle Corporation (“Albemarle” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2021 with the Securities and Exchange Commission (the “Original Filing”).
This Amendment No. 1 to Form 10-K/A (“Amendment No. 1”) of Albemarle is being filed solely to amend the Aggregate Annual Production table, within the Mineral Properties section, of Part I, Item 2. Properties of the Original Filing. The table included in the Original Filing contained inadvertent errors in the amount of lithium production for each of the years ended December 31, 2021, 2020 and 2019. The amounts in the amended Aggregate Production table included herewith have been corrected and presented on a lithium carbonate equivalent (“LCE”) basis.
This Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Original Filing to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b).
Except as described above, this Amendment No. 1 does not amend, update or change any other information set forth in the Original Filing (including in the consolidated financial statements included therein) and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and the Company’s other filings with the Securities and Exchange Commission. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part I, Item 2. Properties, a signature page and certifications required to be filed as exhibits hereto.

PART I

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

Mineral Properties
Set forth below are details regarding our mineral properties operated by us and our affiliates which have been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, issued by the Securities and Exchange Commission (“SEC”). As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“QP”) that the mineral resources can be the basis of an economically viable project.
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
Aggregate annual production from our mineral extraction facilities is shown in the below table. Amounts represent Albemarle’s attributable portion based on ownership percentages noted above and are shown in thousands of metric tons (“MT”) of lithium carbonate equivalent (“LCE”) and bromine production. Lithium and bromine is extracted as brine or hard rock concentrate at the extraction facilities. These are then further converted into various compounds and products at on-site processing facilities or other conversion facilities owned by Albemarle around the world. In addition, the brine or concentrate can be used by tolling entities for further processing.

	Aggregate Annual Production (MT in thousands)
	Year Ended December 31,
	2021	2020	2019
Lithium	120	94	104
Bromine	128	131	130
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
When determining resources and reserves, as well as the differences between resources and reserves, management developed specific criteria, each of which must be met to qualify as a resource or reserve, respectively. These criteria, such as demonstration of economic viability, points of reference and grade, are specific and attainable. The QP and management agree on the reasonableness of the criteria for the purposes of estimating resources and reserves. Calculations using these criteria are reviewed and validated by the QP.
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
A summary of the Greenbushes facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources, exclusive of reserves, and reserves have been developed for Greenbushes since being acquired by Albemarle. SRK Consulting (U.S.) Inc. (“SRK”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of lithium mineral resources and reserves at the Greenbushes facility, with an effective date of June 30, 2021. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Greenbushes facility, dated January 28, 2028 is filed as Exhibit 96.1 to this report. The amounts represent Albemarle’s attributable portion based on a 49% ownership percentage, and are presented as MT in thousands.

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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 of the Company’s Annual Report on Form 10-K filed on February 22, 2022:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Charlotte, North Carolina, PCAOB ID 238)
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

Albemarle Corporation and Subsidiaries

(a)(3)	Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No.1) pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company’s Annual Report on Form 10-K filed on February 22, 2022:

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
Dated: March 2, 2022