Form 10-Q
period 2022-03-31
ALBEMARLE CORP
filed 2022-05-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2022
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
Number of shares of common stock, $.01 par value, outstanding as of April 30, 2022: 117,112,692

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,127,728	$829,291
Cost of goods sold	678,698	565,604
Gross profit	449,030	263,687
Selling, general and administrative expenses	112,568	93,187
Research and development expenses	16,083	14,636
Loss on sale of interest in properties	8,400	—
Operating profit	311,979	155,864
Interest and financing expenses	(27,834)	(43,882)
Other income, net	15,496	11,312
Income before income taxes and equity in net income of unconsolidated investments	299,641	123,294
Income tax expense	80,530	22,107
Income before equity in net income of unconsolidated investments	219,111	101,187
Equity in net income of unconsolidated investments (net of tax)	62,436	16,511
Net income	281,547	117,698
Net income attributable to noncontrolling interests	(28,164)	(22,021)
Net income attributable to Albemarle Corporation	$253,383	$95,677
Basic earnings per share	$2.16	$0.85
Diluted earnings per share	$2.15	$0.84
Weighted-average common shares outstanding – basic	117,066	112,592
Weighted-average common shares outstanding – diluted	117,653	113,330
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income	$281,547	$117,698
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(5,889)	(28,142)
Net investment hedge	—	5,110
Cash flow hedge	4,017	(1,600)
Interest rate swap	650	650
Total other comprehensive loss, net of tax	(1,222)	(23,982)
Comprehensive income	280,325	93,716
Comprehensive income attributable to noncontrolling interests	(28,111)	(22,021)
Comprehensive income attributable to Albemarle Corporation	$252,214	$71,695
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$463,325	$439,272
Trade accounts receivable, less allowance for doubtful accounts (2022 – $2,548; 2021 – $2,559)	658,733	556,922
Other accounts receivable	71,225	66,184
Inventories	1,013,793	812,920
Other current assets	129,407	132,683
Total current assets	2,336,483	2,007,981
Property, plant and equipment, at cost	8,238,317	8,074,746
Less accumulated depreciation and amortization	2,209,664	2,165,130
Net property, plant and equipment	6,028,653	5,909,616
Investments	937,619	897,708
Other assets	240,279	252,239
Goodwill	1,575,617	1,597,627
Other intangibles, net of amortization	297,407	308,947
Total assets	$11,416,058	$10,974,118
Liabilities And Equity
Current liabilities:
Accounts payable	$845,710	$647,986
Accrued expenses	667,610	763,293
Current portion of long-term debt	503,795	389,920
Dividends payable	46,091	45,469
Income taxes payable	40,132	27,667
Total current liabilities	2,103,338	1,874,335
Long-term debt	1,985,696	2,004,319
Postretirement benefits	43,397	43,693
Pension benefits	217,820	229,187
Other noncurrent liabilities	649,878	663,698
Deferred income taxes	380,877	353,279
Commitments and contingencies (Note 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 117,112 in 2022 and 117,015 in 2021	1,171	1,170
Additional paid-in capital	2,915,387	2,920,007
Accumulated other comprehensive loss	(393,619)	(392,450)
Retained earnings	3,303,661	3,096,539
Total Albemarle Corporation shareholders’ equity	5,826,600	5,625,266
Noncontrolling interests	208,452	180,341
Total equity	6,035,052	5,805,607
Total liabilities and equity	$11,416,058	$10,974,118
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					253,383	253,383	28,164	281,547
Other comprehensive loss				(1,169)		(1,169)	(53)	(1,222)
Cash dividends declared, $0.395 per common share					(46,261)	(46,261)	—	(46,261)
Stock-based compensation			5,384			5,384		5,384
Exercise of stock options	500	—	32			32		32
Issuance of common stock, net	151,630	2	385			387		387
Withholding taxes paid on stock-based compensation award distributions	(55,069)	(1)	(10,421)			(10,422)		(10,422)
Balance at March 31, 2022	117,112,394	$1,171	$2,915,387	$(393,619)	$3,303,661	$5,826,600	$208,452	$6,035,052

Balance at December 31, 2020	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					95,677	95,677	22,021	117,698
Other comprehensive loss				(23,982)		(23,982)	—	(23,982)
Cash dividends declared, $0.39 per common share					(45,521)	(45,521)	(26,219)	(71,740)
Stock-based compensation			4,674			4,674		4,674
Fees related to public issuance of common stock			(902)			(902)		(902)
Exercise of stock options	17,964	—	1,183			1,183		1,183
Issuance of common stock, net	9,902,307	99	1,453,789			1,453,888		1,453,888
Withholding taxes paid on stock-based compensation award distributions	(44,465)	(1)	(6,859)			(6,860)		(6,860)
Balance at March 31, 2021	116,718,175	$1,167	$2,889,923	$(350,114)	$3,205,408	$5,746,384	$196,169	$5,942,553
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash and cash equivalents at beginning of year	$439,272	$746,724
Cash flows from operating activities:
Net income	281,547	117,698
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	66,574	62,260
Loss on sale of investment in properties	8,400	—
Stock-based compensation and other	4,245	2,560
Equity in net income of unconsolidated investments (net of tax)	(62,436)	(16,511)
Dividends received from unconsolidated investments and nonmarketable securities	39,168	4,950
Pension and postretirement benefit	(4,250)	(4,226)
Pension and postretirement contributions	(3,890)	(15,329)
Unrealized gain on investments in marketable securities	1,469	(1,762)
Loss on early extinguishment of debt	—	27,798
Deferred income taxes	27,747	(19,384)
Working capital changes	(219,397)	(49,185)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	65,100	43,223
Other, net	1,899	5,857
Net cash provided by operating activities	206,176	157,949
Cash flows from investing activities:
Capital expenditures	(231,698)	(179,683)
Sales of marketable securities, net	3,751	5,245
Investments in equity and other corporate investments	(146)	(286)
Net cash used in investing activities	(228,093)	(174,724)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,453,888
Repayments of long-term debt and credit agreements	—	(1,174,980)
Proceeds from borrowings of credit agreements	280,000	—
Other debt repayments, net	(166,615)	(325,159)
Fees related to early extinguishment of debt	—	(23,719)
Dividends paid to shareholders	(45,637)	(41,130)
Dividends paid to noncontrolling interests	—	(26,219)
Proceeds from exercise of stock options	419	1,183
Withholding taxes paid on stock-based compensation award distributions	(10,422)	(6,860)
Other	(126)	(253)
Net cash provided by (used in) financing activities	57,619	(143,249)
Net effect of foreign exchange on cash and cash equivalents	(11,649)	(16,841)
Increase (decrease) in cash and cash equivalents	24,053	(176,865)
Cash and cash equivalents at end of period	$463,325	$569,859
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of March 31, 2022 and December 31, 2021, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month periods ended March 31, 2022 and 2021 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2022. The December 31, 2021 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year.
Interest and financing expenses for the three-month period ended March 31, 2022 includes an expense of $17.5 million for the correction of out of period errors regarding overstated capitalized interest values in prior periods. For the years ended December 31, 2021, 2020 and 2019, Interest expense was understated by $11.4 million, $5.5 million and $0.6 million, respectively. The Company does not believe these adjustments are material to the consolidated financial statements for any of the prior periods presented or to the three-month period ended March 31, 2022, in which they were corrected.

NOTE 2—Acquisitions:
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. The plant is currently in the commissioning stage and is expected to begin commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in the third quarter of 2022.

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
As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. Historical financial statements include results from this business until divested on June 1, 2021.
We determined that the FCS business met the assets held for sale criteria in accordance with ASC 360, Property, Plant and Equipment during the first quarter of 2021. The results of operations of the business classified as held for sale are included in the consolidated statements of income through June 1, 2021. This business did not qualify for discontinued operations treatment because the Company’s management does not consider the sale as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2022 (in thousands):

	Lithium	Bromine	Catalysts	Total
Balance at December 31, 2021	$1,394,182	$20,319	$183,126	$1,597,627
Foreign currency translation adjustments	(17,666)	—	(4,344)	(22,010)
Balance at March 31, 2022	$1,376,516	$20,319	$178,782	$1,575,617

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2022 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2021	$428,379	$17,883	$57,313	$36,705	$540,280
Foreign currency translation adjustments and other	(9,652)	(117)	(498)	685	(9,582)
Balance at March 31, 2022	$418,727	$17,766	$56,815	$37,390	$530,698
Accumulated Amortization
Balance at December 31, 2021	$(163,283)	$(7,983)	$(39,796)	$(20,271)	$(231,333)
Amortization	(5,437)	—	(368)	(216)	(6,021)
Foreign currency translation adjustments and other	3,560	70	481	(48)	4,063
Balance at March 31, 2022	$(165,160)	$(7,913)	$(39,683)	$(20,535)	$(233,291)
Net Book Value at December 31, 2021	$265,096	$9,900	$17,517	$16,434	$308,947
Net Book Value at March 31, 2022	$253,567	$9,853	$17,132	$16,855	$297,407
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2022 was 26.9% compared to 17.9% for the three-month period ended March 31, 2021. The three-month period ended March 31, 2022 included tax expenses related to global intangible low-taxed income and net discrete tax expenses related to foreign return to provisions, partially offset by a benefit for excess tax benefits realized from stock-based compensation arrangements. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month periods ended March 31, 2022 and March 31, 2021 was impacted by a variety of factors, primarily global intangible low-taxed income and the location in which income was earned.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2022 and 2021 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$253,383	$95,677
Denominator:
Weighted-average common shares for basic earnings per share	117,066	112,592
Basic earnings per share	$2.16	$0.85
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$253,383	$95,677
Denominator:
Weighted-average common shares for basic earnings per share	117,066	112,592
Incremental shares under stock compensation plans	587	738
Weighted-average common shares for diluted earnings per share	117,653	113,330
Diluted earnings per share	$2.15	$0.84
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
On February 24, 2022, the Company declared a cash dividend of $0.395, an increase from the prior year regular quarterly dividend. This dividend was paid on April 1, 2022 to shareholders of record at the close of business as of March 18, 2022. On May 3, 2022, the Company declared a cash dividend of $0.395 per share, which is payable on July 1, 2022 to shareholders of record at the close of business as of June 10, 2022.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at March 31, 2022 and December 31, 2021 (in thousands):

	March 31,	December 31,
	2022	2021
Finished goods	$656,475	$473,836
Raw materials and work in process(a)	276,150	259,221
Stores, supplies and other	81,168	79,863
Total	$1,013,793	$812,920

(a)Included $156.1 million and $149.4 million at March 31, 2022 and December 31, 2021, respectively, of work in process in our Lithium segment.

NOTE 8—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $499.8 million and $462.3 million at March 31, 2022 and December 31, 2021, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $8.0 million at March 31, 2022 and December 31, 2021. Our unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
As part of the proceeds from the sale of the FCS business on June 1, 2021, Grace issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning two years after issuance. This preferred equity had a fair value of $247.1 million and $246.5 million at March 31, 2022 and December 31, 2021, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 9—Long-Term Debt:
Long-term debt at March 31, 2022 and December 31, 2021 consisted of the following (in thousands):

	March 31,	December 31,
	2022	2021
1.125% notes due 2025	$414,088	$426,571
1.625% notes due 2028	549,000	565,550
3.45% Senior notes due 2029	171,612	171,612
4.15% Senior notes due 2024	425,000	425,000
5.45% Senior notes due 2044	350,000	350,000
Credit facilities	280,000	—
Commercial paper notes	222,400	388,500
Variable-rate foreign bank loans	4,842	5,226
Finance lease obligations	74,504	75,431
Other	11,001	—
Unamortized discount and debt issuance costs	(12,956)	(13,651)
Total long-term debt	2,489,491	2,394,239
Less amounts due within one year	503,795	389,920
Long-term debt, less current portion	$1,985,696	$2,004,319
Current portion of long-term debt at March 31, 2022 includes commercial paper notes with a weighted-average interest rate of approximately 1.12% and a weighted-average maturity of 17 days.
In the first quarter of 2021, the Company made certain debt principal payments using proceeds from the February 2021 underwritten public offering of common stock. As a result, included in Interest and financing expenses for the three-month period ended March 31, 2021 is a loss on early extinguishment of debt of $27.8 million, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt.
Prior to repayment in the first quarter of 2021, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of the net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, we recorded a gain of $5.1 million (net of income taxes) during the three-month period ended March 31, 2021 in accumulated other comprehensive loss.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the three months ended March 31, 2022 (in thousands):

Beginning balance at December 31, 2021	$46,617
Expenditures	(728)
Accretion of discount	259
Additions and changes in estimates	2,811
Foreign currency translation adjustments and other	(860)
Ending balance at March 31, 2022	48,099
Less amounts reported in Accrued expenses	9,925
Amounts reported in Other noncurrent liabilities	$38,174
Environmental remediation liabilities included discounted liabilities of $39.3 million and $39.7 million at March 31, 2022 and December 31, 2021, respectively, discounted at rates with a weighted-average of 3.5%, and with the undiscounted amount totaling $69.1 million and $70.0 million at March 31, 2022 and December 31, 2021, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $23 million before income taxes in excess of amounts already recorded. The variability of this range is primarily driven by possible environmental remediation activity at a formerly owned site where we indemnify the buyer through a set cutoff date in 2024.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $64.9 million and $66.8 million at March 31, 2022 and December 31, 2021, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$10,611	$9,412
Finance lease cost:
Amortization of right of use assets	430	157
Interest on lease liabilities	853	755
Total finance lease cost	1,283	912

Short-term lease cost	2,699	2,604
Variable lease cost	717	2,365
Total lease cost	$15,310	$15,293
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,637	$8,381
Operating cash flows from finance leases	599	439
Financing cash flows from finance leases	515	159
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	999	707

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2022 and December 31, 2021 is as follows (in thousands, except as noted):

	March 31, 2022	December 31, 2021
Operating leases:
Other assets	$144,594	$154,741

Accrued expenses	35,285	31,603
Other noncurrent liabilities	116,736	126,997
Total operating lease liabilities	152,021	158,600
Finance leases:
Net property, plant and equipment	74,398	75,302

Current portion of long-term debt(a)	3,996	3,768
Long-term debt	73,109	74,011
Total finance lease liabilities	77,105	77,779
Weighted average remaining lease term (in years):
Operating leases	12.8	12.9
Finance leases	24.4	24.5
Weighted average discount rate (%):
Operating leases	3.48%	3.44%
Finance leases	4.46%	4.47%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at March 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$29,496	$4,015
2023	34,363	6,156
2024	20,847	6,156
2025	12,298	6,156
2026	9,784	5,497
Thereafter	122,294	97,469
Total lease payments	229,082	125,449
Less imputed interest	77,061	48,344
Total	$152,021	$77,105

NOTE 12—Segment Information:
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
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category included only the FCS business that did not fit into any of our core businesses. On June 1, 2021, we completed the sale

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
of the FCS business. See Note 3, “Divestitures,” for additional information. Amounts in the “All Other” category represent activity in this business until divested on June 1, 2021.
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

	Three Months Ended March 31,
	2022	2021
	(In thousands)
Net sales:
Lithium	$550,272	$278,976
Bromine	359,579	280,447
Catalysts	217,877	220,243
All Other	—	49,625
Total net sales	$1,127,728	$829,291

Adjusted EBITDA:
Lithium	$308,615	$106,436
Bromine	129,234	94,640
Catalysts	16,910	25,427
All Other	—	21,479
Corporate	(22,829)	(17,928)
Total adjusted EBITDA	$431,930	$230,054

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2022
Net income (loss) attributable to Albemarle Corporation	$261,689	$116,561	$3,989	$382,239	$—	$(128,856)	$253,383
Depreciation and amortization	38,526	12,673	12,921	64,120	—	2,454	66,574
Loss on sale of interest in properties(a)	8,400	—	—	8,400	—	—	8,400
Acquisition and integration related costs(b)	—	—	—	—	—	1,724	1,724
Interest and financing expenses(c)	—	—	—	—	—	27,834	27,834
Income tax expense	—	—	—	—	—	80,530	80,530
Non-operating pension and OPEB items	—	—	—	—	—	(5,280)	(5,280)
Other(d)	—	—	—	—	—	(1,235)	(1,235)
Adjusted EBITDA	$308,615	$129,234	$16,910	$454,759	$—	$(22,829)	$431,930
Three months ended March 31, 2021
Net income (loss) attributable to Albemarle Corporation	$74,630	$82,113	$12,916	$169,659	$20,016	$(93,998)	$95,677
Depreciation and amortization	31,806	12,527	12,511	56,844	1,463	3,953	62,260
Acquisition and integration related costs(b)	—	—	—	—	—	2,162	2,162
Interest and financing expenses(e)	—	—	—	—	—	43,882	43,882
Income tax expense	—	—	—	—	—	22,107	22,107
Non-operating pension and OPEB items	—	—	—	—	—	(5,465)	(5,465)
Other(f)	—	—	—	—	—	9,431	9,431
Adjusted EBITDA	$106,436	$94,640	$25,427	$226,503	$21,479	$(17,928)	$230,054
(a)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to anticipated cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to Mineral Resources Limited (“MRL”), which maintains a 40% ownership interest in these Kemerton assets.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(c)Included in Interest and financing expenses is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Basis of Presentation,” for further details.
(d)Included amounts for the three months ended March 31, 2022 recorded in:
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $0.7 million of facility closure expenses related to offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.
(e)Included in Interest and financing expenses is a loss on early extinguishment of debt of $27.8 million for the three months ended March 31, 2021. See Note 9, “Long-Term Debt,” for additional information.
(f)Included amounts for the three months ended March 31, 2021 recorded in:
▪SG&A - $5.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
▪Other income, net - $3.9 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Pension Benefits Cost (Credit):
Service cost	$985	$1,179
Interest cost	5,605	5,119
Expected return on assets	(11,212)	(10,893)
Amortization of prior service benefit	24	29
Total net pension benefits credit	$(4,598)	$(4,566)
Postretirement Benefits Cost:
Service cost	$21	$31
Interest cost	327	309
Total net postretirement benefits cost	$348	$340
Total net pension and postretirement benefits credit	$(4,250)	$(4,226)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2022 and 2021, we made contributions of $3.2 million and $14.7 million, respectively, to our qualified and nonqualified pension plans.
We paid $0.6 million and $0.6 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2022 and 2021, respectively.

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

	March 31, 2022		December 31, 2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$2,499,719	$2,511,206	$2,405,021	$2,593,590
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At March 31, 2022 and December 31, 2021, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $86.1 million and $36.5 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At March 31, 2022 and December 31, 2021, we had outstanding non-designated

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
foreign currency forward contracts with notional values totaling $486.9 million and $618.1 million, respectively, hedging our exposure to various currencies including the Chilean peso, Euro, Chinese Renminbi, Japanese Yen, Australian Dollar and Singapore Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments(a)	$3,760	$—	$237	$57
Not Designated as hedging instruments(b)	2,673	168	2,901	248
Total	$6,433	$168	$3,138	$305
(a)    Included $3.8 million in Other current assets at March 31, 2022, and $0.2 million in Other current assets and $0.1 million in Accrued expenses at December 31, 2021.
(b)    Included $2.7 million in Other current assets and $0.2 million in Accrued expenses at March 31, 2022 and $2.9 million in Other current assets and $0.2 million in Accrued expenses at December 31, 2021.

The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Designated as hedging instruments
Income (loss) recognized in Other comprehensive loss	$4,017	$(1,600)
Not designated as hedging instruments
Loss recognized in Other income, net(a)	$(3,972)	$(191)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the three-month periods ended March 31, 2022 and 2021, we recorded net cash settlements of $3.3 million and $7.9 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
Unrealized gains and losses related to the cash flow hedges will be reclassified to earnings over the life of the related assets when settled and the related assets are placed into service.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$247,107	$—	$—	$247,107
Investments under executive deferred compensation plan(b)	$27,272	$27,272	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,710	$—	$—	$—
Foreign currency forward contracts(e)	$6,433	$—	$6,433	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$27,272	$27,272	$—	$—
Foreign currency forward contracts(e)	$168	$—	$168	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$246,517	$—	$—	$246,517
Investments under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,696	$—	$—	$—
Foreign currency forward contracts(e)	$3,138	$—	$3,138	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Foreign currency forward contracts(e)	$305	$—	$305	$—
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2021	$246,517
Fair value adjustment	(2,594)
Accretion of discount	3,184
Ending balance at March 31, 2022	$247,107

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended March 31, 2022
Balance at December 31, 2021	$(391,674)	$—	$6,623	$(7,399)	$(392,450)
Other comprehensive (loss) income before reclassifications	(5,909)	—	4,017	—	(1,892)
Amounts reclassified from accumulated other comprehensive loss	20	—	—	650	670
Other comprehensive (loss) income, net of tax	(5,889)	—	4,017	650	(1,222)
Other comprehensive income attributable to noncontrolling interests	53	—	—	—	53
Balance at March 31, 2022	$(397,510)	$—	$10,640	$(6,749)	$(393,619)
Three months ended March 31, 2021
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(28,167)	5,110	(1,600)	—	(24,657)
Amounts reclassified from accumulated other comprehensive loss	25	—	—	650	675
Other comprehensive (loss) income, net of tax	(28,142)	5,110	(1,600)	650	(23,982)
Amounts reclassified within accumulated other comprehensive loss	51,703	(51,703)	—	—	—
Balance at March 31, 2021	$(345,591)	$—	$4,849	$(9,372)	$(350,114)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month periods ended March 31, 2022 and 2021 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended March 31, 2022
Other comprehensive (loss) income, before tax	$(6,458)	$—	$4,017	$834
Income tax expense	569	—	—	(184)
Other comprehensive (loss) income, net of tax	$(5,889)	$—	$4,017	$650

Three months ended March 31, 2021
Other comprehensive income (loss), before tax	$(28,138)	$6,552	$(1,600)	$834
Income tax (expense) benefit	(4)	(1,442)	—	(184)
Other comprehensive income (loss), net of tax	$(28,142)	$5,110	$(1,600)	$650

NOTE 17—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Sales to unconsolidated affiliates	$7,655	$5,730
Purchases from unconsolidated affiliates(a)	$216,554	$33,150
(a)Increases in purchases from unconsolidated affiliates primarily relate to increased pricing and volume of spodumene purchased from our Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2022	December 31, 2021
Receivables from unconsolidated affiliates	$3,743	$2,139
Payables to unconsolidated affiliates(a)	$190,058	$47,499
(a)Increases in payables to unconsolidated affiliates primarily relate to increased purchases of spodumene purchased from our Windfield joint venture under normal payment terms.

NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$196,661	$151,604
Promissory note issued for capital expenditures(a)	$10,876	$—
(a)During the first quarter of 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, NC. The promissory note is payable in equal annual installments from the years 2027 to 2048.
As part of the purchase price paid for the acquisition of a 60% interest in the Mineral Resources Ltd. (“MRL”) Wodgina Project, the Company transferred $65.1 million and $43.2 million of its construction in progress of the designated Kemerton assets during the three months ended March 31, 2022 and 2021, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.

NOTE 19—Recently Issued Accounting Pronouncements:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued additional accounting guidance which clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The guidance under both FASB issuances is effective March 12, 2020 through December 31, 2022. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.
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
In March 2022, the FASB issued accounting guidance that expands the Company’s abilities to hedge the benchmark interest rate risk of portfolios of financial assets or beneficial interests in a fair value hedge. This guidance expands the use of the portfolio layer method to allow multiple hedges of a single closed portfolio of assets using spot starting, forward starting, and amortizing-notional swaps. This also permits both prepayable and non prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio layer hedge. In addition, this guidance requires that basis adjustments not be allocated to individual assets for active portfolio layer method hedges, but rather be maintained on the closed portfolio of assets as a whole. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.

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
•product development;
•future acquisition and divestiture transactions, including the ability to successfully execute, operate and integrate acquisitions and divestitures and incurring additional indebtedness;
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
•technological change and development;
•changes in our markets in general;
•fluctuations in foreign currencies;
•changes in laws and government regulation impacting our operations or our products;
•the occurrence of regulatory actions, proceedings, claims or litigation (including with respect to the U.S. Foreign Corrupt Practices Act and foreign anti-corruption laws);
•the effects of climate change, including any regulatory changes to which we might be subject;
•the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;
•hazards associated with chemicals manufacturing;
•the inability to maintain current levels of insurance, including product or premises liability insurance, or the denial of such coverage;
•political unrest affecting the global economy, including adverse effects from terrorism or hostilities;
•political instability affecting our manufacturing operations or joint ventures;
•changes in accounting standards;
•the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs;
•changes in the jurisdictional mix of our earnings and changes in tax laws and rates or interpretation;
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
•decisions we may make in the future;
•continuing uncertainties as to the duration and impact of the novel coronavirus (“COVID-19”) pandemic;
•performance of Albemarle’s partners in joint ventures and other projects;
•changes in credit ratings; and
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
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2022 and 2021. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

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
First Quarter 2022
During the first quarter of 2022:
•Our board of directors declared a quarterly dividend of $0.395 per share on February 24, 2022, which was paid on April 1, 2022 to shareholders of record at the close of business as of March 18, 2022.
•In January 2022, we signed a joint development agreement with 6K to explore the use of 6K’s patented UniMelt® advanced, sustainable materials production platform to develop novel lithium battery materials through potentially disruptive manufacturing processes.
•In February 2022, we announced that we signed a non-binding letter agreement with our MARBL joint venture partner, Mineral Resources Limited (“MRL”), to explore a potential expansion of the MARBL joint venture, in an effort to expand lithium conversion capacity with increased optionality and reduced risk.
•Our net sales for the quarter were $1.13 billion, an increase of 36% compared to net sales of $829.3 million in the first quarter of 2021.
•Diluted earnings per share was $2.15, an increase of 156% from the first quarter of 2021 results.
•Net cash provided by operations was $206.2 million in the first quarter of 2022, an increase of 31% from the first quarter of 2021.

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
Lithium: We expect results to be higher year-over-year during 2022 in Lithium, due mainly to increased pricing, rreflecting tight market conditions driving higher spot and index-referenced pricing under our long-term agreements. In addition, we expect increases in sales volume from new capacity coming on line from La Negra, Chile, Train 1 in Kemerton, Western Australia, and the expected acquisition of Tianyuan, which includes a lithium hydroxide conversion plant designed to produce up to 25,000 metric tons of LCE per year. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
We also announced agreements for strategic investments in China with plans to build two battery grade lithium conversion plants, each initially targeting 50,000 metric tons per year. Subject to additional studies and approvals, it is expected these plants would start construction during 2022 and complete construction by the end of 2024. In addition, our 60%-owned MARBL joint venture recently announced its intention to resume spodumene concentrate production at the Wodgina spodumene mine, with the production restart expected during the second quarter of 2022. In February 2022, we announced that we signed a non-binding letter agreement with our MARBL joint venture partner, MRL, to explore a potential expansion of the MARBL joint venture, in an effort to expand lithium conversion capacity with increased optionality and reduced risk.
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
Catalysts: Total Catalysts results in 2022 are now expected to be down 65% to flat year-over-year as a result of inflationary pressures in freight and input costs, including the volatility of natural gas pricing in Europe related to the war in Ukraine. This is expected to be partially offset by higher pricing in refining markets. Volume is expected to grow across each of the Catalysts segments. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but is expected to see a prolonged recovery due to refinieries pushing out turnarounds. In 2021, we initiated a strategic review of the Catalysts business to position for value creation.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Catalysts business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We also believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Catalysts remains well-positioned for the future. In performance catalyst solutions (“PCS”), we expect growth on a longer-term basis in our organometallics business due to growing global demand for plastics driven by rising standards of living and infrastructure spending.
Corporate: In the first quarter of 2022, we increased our quarterly dividend rate to $0.395 per share. We continue to focus on cash generation, working capital management and process efficiencies. In addition, we expect our global effective tax rate for 2022 to continue to vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions.
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

First Quarter 2022 Compared to First Quarter 2021

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net sales	$1,127,728	$829,291	$298,437	36%
•$268.4 million of increased pricing from each of our businesses
•$89.5 million of higher sales volume, primarily in Lithium and Bromine, partially offset by Catalysts
•$49.6 million decrease in net sales following the sale of the fine chemistry services (“FCS”) business on June 1, 2021
•$9.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Gross profit	$449,030	$263,687	$185,343	70%
Gross profit margin	39.8%	31.8%
▪Favorable pricing impacts in all businesses, as well as higher sales volume driven by Lithium and Bromine
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪Unfavorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Selling, general and administrative expenses	$112,568	$93,187	$19,381	21%
Percentage of Net sales	10.0%	11.2%
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪2021 included $5.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements
▪2022 included $4.3 million of gains from the sale of legacy properties not part of our operations

Research and Development Expenses

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Research and development expenses	$16,083	$14,636	$1,447	10%
Percentage of Net sales	1.4%	1.8%

Loss on Sale of Interest in Properties

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Loss on sale of interest in properties	$8,400	$—	$8,400
▪Expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia
Interest and Financing Expenses

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Interest and financing expenses	$(27,834)	$(43,882)	$16,048	(37)%
▪2022 included an expense of $17.5 million related to the correction of out of period errors regarding overstated capitalized interest values in prior periods
▪2021 included a $27.8 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021
▪Decreased debt balance during the first quarter of 2022 compared to 2021

Other Income, Net

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Other income, net	$15,496	$11,312	$4,184	37%
•$3.2 million of income in 2022 from accretion of discount in preferred equity of W. R. Grace & Co. (“Grace”) subsidiary acquired as a portion of the proceeds of the FCS sale
•2021 included $3.9 million of expenses primarily related to asset retirement obligation charges to update an estimate at a site formerly owned by Albemarle
•$0.9 million decrease in foreign exchange gains

Income Tax Expense

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Income tax expense	$80,530	$22,107	$58,423	264%
Effective income tax rate	26.9%	17.9%
•Global intangible low-taxed income associated with the payment due in 2022 to Huntsman Corporation for the settlement of a legacy legal matter •Change in geographic mix of earnings
Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Equity in net income of unconsolidated investments	$62,436	$16,511	$45,925	278%
▪Increased earnings from strong pricing and volume increases results from the Windfield Holdings Pty Ltd (“Talison”) joint venture
▪$2.3 million of unfavorable foreign exchange impacts from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net income attributable to noncontrolling interests	$(28,164)	$(22,021)	$(6,143)	28%
▪Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture from increased volume

Net Income Attributable to Albemarle Corporation

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net income attributable to Albemarle Corporation	$253,383	$95,677	$157,706	165%
Percentage of Net sales	22.5%	11.5%
Basic earnings per share	$2.16	$0.85	$1.31	154%
Diluted earnings per share	$2.15	$0.84	$1.31	156%
▪Increased sales volume and favorable pricing primarily from Lithium and Bromine
▪Decreased interest and financing expenses due to loss on early extinguishment of debt recorded in 2021, partially offset by correction out of period error recorded in 2022
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increased earnings from Talison joint venture
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Loss of sales from FCS business following the disposition on June 1, 2021
▪Increased SG&A expenses, primarily related to increased compensation expense

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(1,222)	$(23,982)	$22,760	(95)%
▪Foreign currency translation and other	$(5,889)	$(28,142)	$22,253	(79)%
▪2022 included unfavorable movements in the Japanese Yen of approximately $7 million, the Taiwanese Dollar of approximately $5 million and a net unfavorable variance in various other currencies of $1 million, partially offset by favorable movements in the Brazilian Real of approximately $7 million
▪2022 included a $2.6 million loss representing an adjustment to the fair value of our available for sale debt securities
▪2021 included unfavorable movements in the Euro of approximately $13 million, the Brazilian Real of approximately $6 million, the Japanese Yen of approximately $5 million and a net unfavorable variance in various other currencies of $4 million

▪Cash flow hedge	$4,017	$(1,600)	$5,617
▪Net investment hedge	$—	$5,110	$(5,110)	(100)%
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

	Three Months Ended March 31,				Percentage Change
	2022	%	2021	%	2022 vs 2021
	(In thousands, except percentages)
Net sales:
Lithium	$550,272	48.8%	$278,976	33.6%	97%
Bromine	359,579	31.9%	280,447	33.8%	28%
Catalysts	217,877	19.3%	220,243	26.6%	(1)%
All Other	—	—%	49,625	6.0%	(100)%
Total net sales	$1,127,728	100.0%	$829,291	100.0%	36%

Adjusted EBITDA:
Lithium	$308,615	71.5%	$106,436	46.3%	190%
Bromine	129,234	29.9%	94,640	41.1%	37%
Catalysts	16,910	3.9%	25,427	11.1%	(33)%
All Other	—	—%	21,479	9.3%	(100)%
Corporate	(22,829)	(5.3)%	(17,928)	(7.8)%	(27)%
Total adjusted EBITDA	$431,930	100.0%	$230,054	100.0%	88%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended March 31, 2022
Net income (loss) attributable to Albemarle Corporation	$261,689	$116,561	$3,989	$382,239	$—	$(128,856)	$253,383
Depreciation and amortization	38,526	12,673	12,921	64,120	—	2,454	66,574
Loss on sale of interest in properties(a)	8,400	—	—	8,400	—	—	8,400
Acquisition and integration related costs(b)	—	—	—	—	—	1,724	1,724
Interest and financing expenses(c)	—	—	—	—	—	27,834	27,834
Income tax expense	—	—	—	—	—	80,530	80,530
Non-operating pension and OPEB items	—	—	—	—	—	(5,280)	(5,280)
Other(d)	—	—	—	—	—	(1,235)	(1,235)
Adjusted EBITDA	$308,615	$129,234	$16,910	$454,759	$—	$(22,829)	$431,930
Three months ended March 31, 2021
Net income (loss) attributable to Albemarle Corporation	$74,630	$82,113	$12,916	$169,659	$20,016	$(93,998)	$95,677
Depreciation and amortization	31,806	12,527	12,511	56,844	1,463	3,953	62,260
Acquisition and integration related costs(b)	—	—	—	—	—	2,162	2,162
Interest and financing expenses(e)	—	—	—	—	—	43,882	43,882
Income tax expense	—	—	—	—	—	22,107	22,107
Non-operating pension and OPEB items	—	—	—	—	—	(5,465)	(5,465)
Other(f)	—	—	—	—	—	9,431	9,431
Adjusted EBITDA	$106,436	$94,640	$25,427	$226,503	$21,479	$(17,928)	$230,054
(a)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to anticipated cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to MRL, which maintains a 40% ownership interest in these Kemerton assets.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.

(c)Included in Interest and financing expenses is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Basis of Presentation,” for further details.
(d)Included amounts for the three months ended March 31, 2022 recorded in:
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $0.7 million of facility closure expenses related to offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.
(e)Included in Interest and financing expenses is a loss on early extinguishment of debt of $27.8 million for the three months ended March 31, 2021. See Note 9, “Long-Term Debt,” for additional information.
(f)Included amounts for the three months ended March 31, 2021 recorded in:
•SG&A - $5.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $3.9 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

Lithium

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net sales	$550,272	$278,976	$271,296	97%
•$189.2 million of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide due to higher prices under certain contracts and mix
•$86.2 million of higher sales volume, primarily driven by increased tolling
•$4.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$308,615	$106,436	$202,179	190%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased SG&A expenses from higher compensation, professional fees and other administrative costs
•Increased utility and freight costs
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$5.7 million of favorable currency translation resulting from a weaker Chilean Peso

Bromine

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net sales	$359,579	$280,447	$79,132	28%
•$74.4 million of favorable pricing impacts, primarily in the flame retardants division
•$7.2 million of higher sales volume related to increased demand across all products
•$2.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$129,234	$94,640	$34,594	37%
•Favorable pricing impacts and higher sales volume as demand continues to be strong
•Increased freight costs
•Increased utility costs and raw material prices, primarily due to the higher cost of BPA
•$2.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Catalysts

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net sales	$217,877	$220,243	$(2,366)	(1)%
•$3.8 million of lower sales volume, primarily from clean fuel technologies and PCS due to timing of shipments, partially offset by higher FCC sales volume as oil refineries improve utilization rates
•$4.8 million of favorable pricing impacts, primarily in FCC, partially offset by PCS
•$3.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$16,910	$25,427	$(8,517)	(33)%
•Lower sales volume, primarily driven by clean fuel technologies and PCS
•Increased utility costs, primarily natural gas in Europe
•Increased raw material and freight costs
•2021 included higher production and utility costs of approximately $26 million resulting from the U.S. Gulf Coast winter storm

All Other

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Net sales	$—	$49,625	$(49,625)	(100)%
•Results from 2021 relate to the FCS business, which was sold on June 1, 2021
Adjusted EBITDA	$—	$21,479	$(21,479)	(100)%
•Results from 2021 relate to the FCS business, which was sold on June 1, 2021
Corporate

In thousands	Q1 2022	Q1 2021	$ Change	% Change
Adjusted EBITDA	$(22,829)	$(17,928)	$(4,901)	(27)%
▪$3.2 million of unfavorable currency exchange impacts, including a $2.3 million decrease in foreign exchange impacts from our Talison joint venture ▪Increase in incentive compensation costs

Financial Condition and Liquidity
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
Cash Flow
During the first three months of 2022, cash on hand, cash provided by operations and net borrowings of $113.4 million under our credit facilities and commercial paper program funded $231.7 million of capital expenditures for plant, machinery and equipment, and dividends to shareholders of $45.6 million. Our operations provided $206.2 million of cash flows during the first three months of 2022, as compared to $157.9 million for the first three months of 2021. The change compared to prior year was primarily due to increased earnings from the Lithium and Bromine segments and higher dividends received from unconsolidated investments, partially offset by increased working capital outflows of $170.5 million and lower earnings from the FCS business sold on June 1, 2021. The outflow from working capital in 2022 was primarily driven by increased inventory balances driven by higher pricing and increased accounts receivable balances resulting from an increase in sales. Overall, our cash and cash equivalents decreased by $24.1 million to $463.3 million at March 31, 2022 from $439.3 million at December 31, 2021.
Capital expenditures for the three-month period ended March 31, 2022 of $231.7 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.3 billion and $1.5 billion in 2022, primarily for Lithium growth and capacity increases, primarily in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Our La Negra, Chile plant is in the commissioning and qualification stage. Train I of our Kemerton, Western Australia plant was completed in December 2021, but due to the ongoing labor shortages and COVID-19 pandemic travel restrictions in Western Australia, Train II construction is now expected to be completed in the second half of 2022. Commercial sales volume from Train I will begin in 2022 and is expected to begin from Train II in 2023.
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. It currently is in the commissioning stage and is expected to begin commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in the third quarter of 2022.

Net current assets were $233.1 million and $133.6 million at March 31, 2022 and December 31, 2021, respectively. The increase is primarily due to increases in inventory and accounts receivable balances from increased sales during 2022. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 24, 2022, we increased our quarterly dividend rate to $0.395 per share, an increase from the quarterly rate of $0.39 per share paid in 2021. On February 24, 2022, we declared a cash dividend of $0.395, which was paid on April 1, 2022 to shareholders of record at the close of business as of March 18, 2022.
At March 31, 2022 and December 31, 2021, our cash and cash equivalents included $451.3 million and $374.0 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first three months of 2022 or 2021.
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
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019, May 11, 2020 and December 10, 2021 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of March 31, 2022. As of March 31, 2022 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into the $1.2 billion 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility permits up to four borrowings by the Company in an aggregate amount equal to $750 million. The 2019 Credit Facility terminates on December 9, 2022, with each such loan maturing 364 days after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. At the option of the Company, the borrowings under the 2019 Credit Facility bear interest at variable rates based on either the base rate or LIBOR for deposits in U.S. dollars, in each case plus an applicable margin which ranges from 0.000% to 0.375% for base rate borrowings or 0.875% to 1.375% for LIBOR borrowings, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the 2019 Credit Facility was 1.125% as of March 31, 2022. As of March 31, 2022 there was $250 million outstanding under the 2019 Credit Facility.
Borrowings under the under the 2019 Credit Facility and 2018 Credit Agreement (together the “Credit Agreements”) are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated net funded debt to consolidated EBITDA ratio (as such terms are defined in the Credit Agreements) be less than or equal to 3.50:1 for all remaining fiscal quarters, subject to adjustments in accordance with the terms of the Credit Agreements relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The Credit Agreements also contain customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the Credit Agreements could result in all loans and other obligations becoming immediately due and payable and each such Credit Agreement being terminated. Certain representations, warranties and covenants under the 2018 Credit Agreement were conformed to those under the 2019 Credit Facility following the amendments to those agreements.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.75 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At March 31, 2022, we had $222.4 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 1.12% and a weighted-average maturity of 17 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our consolidated balance sheets at March 31, 2022.
The non-current portion of our long-term debt amounted to $1.99 billion at March 31, 2022, compared to $2.00 billion at December 31, 2021. In addition, at March 31, 2022, we had availability to borrow $1.28 billion under our commercial paper program and the Credit Agreements, and $176.9 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at March 31, 2022, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $86.3 million at March 31, 2022. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures noted above from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2021.
Total expected 2022 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $3.2 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2022.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $28.5 million at March 31, 2022 and $27.7 million at December 31, 2021. Related assets for corresponding offsetting benefits recorded in Other assets totaled $32.7 million at March 31, 2022 and $32.9 million at December 31, 2021. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2022 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Our growth investments include the recently announced signing of a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. We expect the transaction, which is subject to customary closing conditions, to close in the third quarter of 2022. In addition, we announced agreements for strategic investments in China with plans to build two battery grade lithium conversion plants, each initially targeting 50,000 metric tons per year. We expect construction of these conversion plants to begin in 2022 and be completed by the end of 2024.
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
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. The second and final payment was made in May 2022.
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
We had cash and cash equivalents totaling $463.3 million at March 31, 2022, of which $451.3 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
In 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer.
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
The following tables present summarized financial information for the Parent Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Parent Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021.

Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Net sales(a)	$502,092	$1,412,913
Gross profit	30,951	241,739
Income (loss) before income taxes and equity in net income of unconsolidated investments(b)(c)	(141,698)	(607,995)
Net income (loss) attributable to the Parent Guarantor and the Issuer	(154,033)	(558,342)

(a)    Includes net sales to Non-Guarantors of $297.8 million and $715.6 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $34.7 million and $114.3 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively.
(c)    The year ended December 31, 2021 includes the Parent Guarantor’s portion of the gain on sale of the FCS business on June 1, 2021 and the loss for the legacy Rockwood legal matter. In addition, includes Issuer’s loss related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.

Summarized Balance Sheet

$ in thousands	March 31, 2022	December 31, 2021
Current assets(a)	$1,139,925	$961,003
Net property, plant and equipment	3,027,935	2,979,034
Other noncurrent assets	529,238	534,695

Current liabilities(b)	$2,625,486	$2,329,212
Long-term debt	1,002,218	1,002,009
Other noncurrent liabilities(c)	7,155,892	7,008,857
(a)    Includes receivables from Non-Guarantors of $691.8 million and $466.6 million at March 31, 2022 and December 31, 2021, respectively.
(b)    Includes current payables to Non-Guarantors of $1.23 billion and $1.11 billion at March 31, 2022 and December 31, 2021, respectively.
(c)    Includes noncurrent payables to Non-Guarantors of $6.59 billion and $6.45 billion at March 31, 2022 and December 31, 2021, respectively.

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
The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Net sales(a)	$500,657	$1,412,913
Gross profit	35,615	259,314
Income (loss) before income taxes and equity in net income of unconsolidated investments(b)	(99,576)	(368,737)
Net income (loss) attributable to the Subsidiary Guarantor and the Parent Issuer(c)	(120,107)	(320,726)
(a)    Includes net sales to Non-Guarantors of $297.8 million and $715.6 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $26.0 million and $17.8 million for the three months ended March 31, 2022 and year ended December 31, 2021, respectively.
(c)    The year ended December 31, 2021 includes the Parent Issuer’s portion of gain on sale of the FCS business on June 1, 2021 and the loss for the legacy Rockwood legal matter.

Summarized Balance Sheet

$ in thousands	March 31, 2022	December 31, 2021
Current assets(a)	$1,182,936	$1,039,391
Net property, plant and equipment	769,075	754,818
Other non-current assets(b)	1,639,772	1,634,883

Current liabilities(c)	$2,545,777	$2,174,360
Long-term debt	1,726,637	1,755,026
Other noncurrent liabilities(d)	6,390,844	6,404,958
(a)    Includes receivables from Non-Guarantors of $776.1 million and $576.1 million at March 31, 2022 and December 31, 2021, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.14 billion and $1.11 billion at March 31, 2022 and December 31, 2021, respectively.
(c)    Includes current payables to Non-Guarantors of $1.22 billion and $1.08 billion at March 31, 2022 and December 31, 2021, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.81 billion and $5.82 billion at March 31, 2022 and December 31, 2021, respectively.
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
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2021.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 19, “Recently Issued Accounting Pronouncements” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2021, except as noted below.
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
We had variable interest rate borrowings of $518.2 million outstanding at March 31, 2022, bearing a weighted average interest rate of 0.51% and representing 21% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $5.2 million as of March 31, 2022. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $573.0 million and with a fair value representing a net asset position of $6.3 million at March 31, 2022. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2022, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $39.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $44.0 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2022, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 6.	Exhibits.
(a) Exhibits

#10.1	Form of Restricted Stock Unit Award Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.2
Form of Adjusted ROIC Performance Unit Award Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.3	Form of TSR Performance Unit Award Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.4	Form of Stock Option Grant Agreement [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.5
Form of Special Restricted Stock Unit Award Agreement and Confidentiality Agreement [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.6	Form of Employee Non-Solicitation, Non-Compete [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 9, 2022, and incorporated herein by reference].

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iii) the Consolidated Balance Sheets at March 31, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 4, 2022	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)