Form 10-Q
period 2022-06-30
ALBEMARLE CORP
filed 2022-08-03
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2022
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
Number of shares of common stock, $.01 par value, outstanding as of July 31, 2022: 117,128,763

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,479,593	$773,896	$2,607,321	$1,603,187
Cost of goods sold	899,169	525,479	1,577,867	1,091,083
Gross profit	580,424	248,417	1,029,454	512,104
Selling, general and administrative expenses	128,942	121,516	241,510	214,703
Research and development expenses	17,386	13,976	33,469	28,612
(Gain) loss on sale of business/interest in properties	—	(429,408)	8,400	(429,408)
Operating profit	434,096	542,333	746,075	698,197
Interest and financing expenses	(41,409)	(7,152)	(69,243)	(51,034)
Other income, net	8,767	14	24,263	11,326
Income before income taxes and equity in net income of unconsolidated investments	401,454	535,195	701,095	658,489
Income tax expense	89,018	106,985	169,548	129,092
Income before equity in net income of unconsolidated investments	312,436	428,210	531,547	529,397
Equity in net income of unconsolidated investments (net of tax)	128,156	17,998	190,592	34,509
Net income	440,592	446,208	722,139	563,906
Net income attributable to noncontrolling interests	(33,819)	(21,608)	(61,983)	(43,629)
Net income attributable to Albemarle Corporation	$406,773	$424,600	$660,156	$520,277
Basic earnings per share	$3.47	$3.63	$5.64	$4.54
Diluted earnings per share	$3.46	$3.62	$5.61	$4.51
Weighted-average common shares outstanding – basic	117,116	116,809	117,091	114,700
Weighted-average common shares outstanding – diluted	117,724	117,436	117,689	115,383
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$440,592	$446,208	$722,139	$563,906
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(117,821)	20,564	(123,710)	(7,578)
Net investment hedge	—	—	—	5,110
Cash flow hedge	(2,509)	823	1,508	(777)
Interest rate swap	6,749	650	7,399	1,300
Total other comprehensive (loss) income, net of tax	(113,581)	22,037	(114,803)	(1,945)
Comprehensive income	327,011	468,245	607,336	561,961
Comprehensive income attributable to noncontrolling interests	(33,757)	(21,532)	(61,868)	(43,553)
Comprehensive income attributable to Albemarle Corporation	$293,254	$446,713	$545,468	$518,408
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$930,596	$439,272
Trade accounts receivable, less allowance for doubtful accounts (2022 – $2,532; 2021 – $2,559)	962,215	556,922
Other accounts receivable	124,409	66,184
Inventories	1,216,213	812,920
Other current assets	116,671	132,683
Total current assets	3,350,104	2,007,981
Property, plant and equipment, at cost	8,465,403	8,074,746
Less accumulated depreciation and amortization	2,257,379	2,165,130
Net property, plant and equipment	6,208,024	5,909,616
Investments	903,861	897,708
Other assets	230,346	252,239
Goodwill	1,542,767	1,597,627
Other intangibles, net of amortization	285,303	308,947
Total assets	$12,520,405	$10,974,118
Liabilities And Equity
Current liabilities:
Accounts payable	$1,091,583	$647,986
Accrued expenses	330,941	763,293
Current portion of long-term debt	251,304	389,920
Dividends payable	46,097	45,469
Income taxes payable	61,837	27,667
Total current liabilities	1,781,762	1,874,335
Long-term debt	3,205,730	2,004,319
Postretirement benefits	43,079	43,693
Pension benefits	205,890	229,187
Other noncurrent liabilities	591,021	663,698
Deferred income taxes	391,948	353,279
Commitments and contingencies (Note 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 117,122 in 2022 and 117,015 in 2021	1,171	1,170
Additional paid-in capital	2,927,086	2,920,007
Accumulated other comprehensive loss	(507,138)	(392,450)
Retained earnings	3,664,172	3,096,539
Total Albemarle Corporation shareholders’ equity	6,085,291	5,625,266
Noncontrolling interests	215,684	180,341
Total equity	6,300,975	5,805,607
Total liabilities and equity	$12,520,405	$10,974,118
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at March 31, 2022	117,112,394	$1,171	$2,915,387	$(393,619)	$3,303,661	$5,826,600	$208,452	$6,035,052
Net income					406,773	406,773	33,819	440,592
Other comprehensive loss				(113,519)		(113,519)	(62)	(113,581)
Cash dividends declared, $0.395 per common share					(46,262)	(46,262)	(26,525)	(72,787)
Stock-based compensation			11,424			11,424		11,424
Exercise of stock options	7,289	—	436			436		436
Issuance of common stock, net	3,066	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(1,001)	—	(161)			(161)		(161)
Balance at June 30, 2022	117,121,748	$1,171	$2,927,086	$(507,138)	$3,664,172	$6,085,291	$215,684	$6,300,975

Balance at March 31, 2021	116,718,175	$1,167	$2,889,923	$(350,114)	$3,205,408	$5,746,384	$196,169	$5,942,553
Net income					424,600	424,600	21,608	446,208
Other comprehensive income (loss)				22,113		22,113	(76)	22,037
Cash dividends declared, $0.39 per common share					(45,608)	(45,608)	(17,479)	(63,087)
Stock-based compensation			5,104			5,104		5,104
Fees related to the public issuance of common stock			(9)			(9)		(9)
Exercise of stock options	223,685	2	13,150			13,152		13,152
Issuance of common stock, net	3,783	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(1,132)	—	(187)			(187)		(187)
Balance at June 30, 2021	116,944,511	$1,169	$2,907,981	$(328,001)	$3,584,400	$6,165,549	$200,222	$6,365,771

Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					660,156	660,156	61,983	722,139
Other comprehensive loss				(114,688)		(114,688)	(115)	(114,803)
Cash dividends declared, $0.79 per common share					(92,523)	(92,523)	(26,525)	(119,048)
Stock-based compensation			16,808			16,808		16,808
Exercise of stock options	7,789	—	468			468		468
Issuance of common stock, net	154,696	2	385			387		387
Withholding taxes paid on stock-based compensation award distributions	(56,070)	(1)	(10,582)			(10,583)		(10,583)
Balance at June 30, 2022	117,121,748	$1,171	$2,927,086	$(507,138)	$3,664,172	$6,085,291	$215,684	$6,300,975

Balance at December 31, 2020	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					520,277	520,277	43,629	563,906
Other comprehensive loss				(1,869)		(1,869)	(76)	(1,945)
Cash dividends declared, $0.78 per common share					(91,129)	(91,129)	(43,698)	(134,827)
Stock-based compensation			9,778			9,778		9,778
Fees related to public issuance of common stock			(911)			(911)		(911)
Exercise of stock options	241,649	2	14,333			14,335		14,335
Issuance of common stock, net	9,906,090	99	1,453,789			1,453,888		1,453,888
Withholding taxes paid on stock-based compensation award distributions	(45,597)	(1)	(7,046)			(7,047)		(7,047)
Balance at June 30, 2021	116,944,511	$1,169	$2,907,981	$(328,001)	$3,584,400	$6,165,549	$200,222	$6,365,771
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash and cash equivalents at beginning of year	$439,272	$746,724
Cash flows from operating activities:
Net income	722,139	563,906
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	137,567	123,683
Loss (gain) on sale of business/investment in properties	8,400	(429,408)
Stock-based compensation and other	15,232	8,425
Equity in net income of unconsolidated investments (net of tax)	(190,592)	(34,509)
Dividends received from unconsolidated investments and nonmarketable securities	156,964	27,420
Pension and postretirement benefit	(8,273)	(8,465)
Pension and postretirement contributions	(7,685)	(20,266)
Unrealized gain on investments in marketable securities	3,061	(2,384)
Loss on early extinguishment of debt	19,219	28,955
Deferred income taxes	39,476	27,708
Working capital changes	(888,036)	7,942
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	96,314	96,185
Other, net	(43,475)	(3,339)
Net cash provided by operating activities	60,311	385,853
Cash flows from investing activities:
Capital expenditures	(502,607)	(396,915)
Cash proceeds from divestitures, net	—	290,467
Sales of marketable securities, net	3,402	4,553
Investments in equity and other corporate investments	(767)	(286)
Net cash used in investing activities	(499,972)	(102,181)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,453,888
Repayments of long-term debt and credit agreements	(455,000)	(1,173,823)
Proceeds from borrowings of long-term debt and credit agreements	1,964,216	—
Other debt repayments, net	(390,601)	(325,316)
Fees related to early extinguishment of debt	(9,767)	(24,877)
Dividends paid to shareholders	(91,894)	(86,637)
Dividends paid to noncontrolling interests	(26,525)	(43,698)
Proceeds from exercise of stock options	855	14,335
Withholding taxes paid on stock-based compensation award distributions	(10,583)	(7,047)
Other	(4,172)	(1,359)
Net cash provided by (used in) financing activities	976,529	(194,534)
Net effect of foreign exchange on cash and cash equivalents	(45,544)	(12,290)
Increase in cash and cash equivalents	491,324	76,848
Cash and cash equivalents at end of period	$930,596	$823,572
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or “the Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of June 30, 2022 and December 31, 2021, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three- and six-month periods ended June 30, 2022 and 2021 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2022. The December 31, 2021 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-and six-month periods ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year.
Interest and financing expenses for the six-month period ended June 30, 2022 includes an expense of $17.5 million for the correction of out of period errors regarding overstated capitalized interest values in prior periods. For the years ended December 31, 2021, 2020 and 2019, Interest expense was understated by $11.4 million, $5.5 million and $0.6 million, respectively. The Company does not believe these adjustments are material to the consolidated financial statements for any of the prior periods presented or to the six-month period ended June 30, 2022, in which they were corrected.

NOTE 2—Acquisitions:
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. The plant began commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in the second half of 2022.

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
As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. During the three- and six-month periods ended June 30, 2021 we recorded a gain of $429.4 million ($331.6 million after income taxes) related to the sale of this business. Historical financial statements include results from this business until divested on June 1, 2021.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2022 (in thousands):

	Lithium	Bromine	Catalysts	Total
Balance at December 31, 2021	$1,394,182	$20,319	$183,126	$1,597,627
Foreign currency translation adjustments	(44,093)	—	(10,767)	(54,860)
Balance at June 30, 2022	$1,350,089	$20,319	$172,359	$1,542,767

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2022 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2021	$428,379	$17,883	$57,313	$36,705	$540,280
Foreign currency translation adjustments and other	(21,646)	(567)	(2,087)	2,149	(22,151)
Balance at June 30, 2022	$406,733	$17,316	$55,226	$38,854	$518,129
Accumulated Amortization
Balance at December 31, 2021	$(163,283)	$(7,983)	$(39,796)	$(20,271)	$(231,333)
Amortization	(10,687)	—	(698)	(455)	(11,840)
Foreign currency translation adjustments and other	8,140	155	1,326	726	10,347
Balance at June 30, 2022	$(165,830)	$(7,828)	$(39,168)	$(20,000)	$(232,826)
Net Book Value at December 31, 2021	$265,096	$9,900	$17,517	$16,434	$308,947
Net Book Value at June 30, 2022	$240,903	$9,488	$16,058	$18,854	$285,303
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2022 was 22.2% and 24.2%, respectively, compared to 20.0% and 19.6% for the three-month and six-month periods ended June 30, 2021, respectively. The three-month period ended June 30, 2022 included a tax benefit related to global intangible low-taxed income and net discrete tax expenses related to withholding taxes and foreign return to provisions. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and six-month periods ended June 30, 2022 and June 30, 2021 was impacted by a variety of factors, primarily global intangible low-taxed income and the location in which income was earned. In addition, the three- and six-month periods ended June 30, 2021 includes a $97.8 million tax expense recorded for the gain on the sale of the FCS business.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Earnings Per Share:
Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2022 and 2021 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$406,773	$424,600	$660,156	$520,277
Denominator:
Weighted-average common shares for basic earnings per share	117,116	116,809	117,091	114,700
Basic earnings per share	$3.47	$3.63	$5.64	$4.54
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$406,773	$424,600	$660,156	$520,277
Denominator:
Weighted-average common shares for basic earnings per share	117,116	116,809	117,091	114,700
Incremental shares under stock compensation plans	608	627	598	683
Weighted-average common shares for diluted earnings per share	117,724	117,436	117,689	115,383
Diluted earnings per share	$3.46	$3.62	$5.61	$4.51
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
On May 3, 2022, the Company declared a cash dividend of $0.395, an increase from the prior year regular quarterly dividend. This dividend was paid on July 1, 2022 to shareholders of record at the close of business as of June 10, 2022. On July 18, 2022, the Company declared a cash dividend of $0.395 per share, which is payable on October 3, 2022 to shareholders of record at the close of business as of September 16, 2022.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at June 30, 2022 and December 31, 2021 (in thousands):

	June 30,	December 31,
	2022	2021
Finished goods	$853,838	$473,836
Raw materials and work in process(a)	272,051	259,221
Stores, supplies and other	90,324	79,863
Total	$1,216,213	$812,920

(a)Included $129.8 million and $149.4 million at June 30, 2022 and December 31, 2021, respectively, of work in process in our Lithium segment.

NOTE 8—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $463.0 million and $462.3 million at June 30, 2022 and December 31, 2021, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $7.7 million at June 30, 2022 and $8.0 million at December 31, 2021. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
As part of the proceeds from the sale of the FCS business on June 1, 2021, Grace issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning two years after issuance. This preferred equity had a fair value of $248.4 million and $246.5 million at June 30, 2022 and December 31, 2021, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 9—Long-Term Debt:
Long-term debt at June 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	June 30,	December 31,
	2022	2021
1.125% notes due 2025	$399,153	$426,571
1.625% notes due 2028	529,200	565,550
3.45% Senior notes due 2029	171,612	171,612
4.15% Senior notes due 2024	—	425,000
4.65% Senior notes due 2027	650,000	—
5.05% Senior notes due 2032	600,000	—
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	—
Credit facilities	250,000	—
Commercial paper notes	—	388,500
Variable-rate foreign bank loans	2,953	5,226
Finance lease obligations	73,537	75,431
Other	11,087	—
Unamortized discount and debt issuance costs	(30,508)	(13,651)
Total long-term debt	3,457,034	2,394,239
Less amounts due within one year	251,304	389,920
Long-term debt, less current portion	$3,205,730	$2,004,319
On May 13, 2022, the Company issued a series of notes (collectively, the “2022 Notes”) as follows:
•$650.0 million aggregate principal amount of senior notes, bearing interest at a rate of 4.65% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 4.84%. These senior notes mature on June 1, 2027.
•$600.0 million aggregate principal amount of senior notes, bearing interest at a rate of 5.05% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 5.18%. These senior notes mature on June 1, 2032.
•$450.0 million aggregate principal amount of senior notes, bearing interest at a rate of 5.65% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 5.71%. These senior notes mature on June 1, 2052.
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of the commercial paper notes, the remaining balance of $425.0 million of the 4.15% Senior Notes due 2024 (the “2024 Notes”) and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the three and six months ended June 30, 2022, the Company recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In addition, during 2022 the Company drew $250 million under its 2019 Credit Facility for general corporate purposes. The applicable margin on the 2019 Credit Facility was 1.125% at June 30, 2022.
In the first quarter of 2021, the Company made certain debt principal payments using proceeds from the February 2021 underwritten public offering of common stock. As a result, included in Interest and financing expenses for the three-month and six-month periods ended June 30, 2021 is a loss on early extinguishment of debt of $1.2 million and $29.0 million, respectively, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of this debt.
Prior to repayment in the first quarter of 2021, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of the net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, we recorded a gain of $5.1 million (net of income taxes) during the three-month and six-month periods ended June 30, 2021 in accumulated other comprehensive loss.

NOTE 10—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the six months ended June 30, 2022 (in thousands):

Beginning balance at December 31, 2021	$46,617
Expenditures	(1,991)
Accretion of discount	521
Additions and changes in estimates	2,811
Foreign currency translation adjustments and other	(1,634)
Ending balance at June 30, 2022	46,324
Less amounts reported in Accrued expenses	9,728
Amounts reported in Other noncurrent liabilities	$36,596
Environmental remediation liabilities included discounted liabilities of $38.5 million and $39.7 million at June 30, 2022 and December 31, 2021, respectively, discounted at rates with a weighted-average of 3.5%, and with the undiscounted amount totaling $67.6 million and $70.0 million at June 30, 2022 and December 31, 2021, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations, could be an additional $10 million to $24 million before income taxes in excess of amounts already recorded. The variability of this range is primarily driven by possible environmental remediation activity at a formerly owned site where we indemnify the buyer through a set cutoff date in 2024.
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
(Unaudited)
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
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. The second and final payment of $332.5 million was made in May 2022.
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC and DOJ about a potential resolution of these matters.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $62.6 million and $66.8 million at June 30, 2022 and December 31, 2021, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
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

The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$10,590	$9,735	$21,201	$19,147
Finance lease cost:
Amortization of right of use assets	972	156	1,402	313
Interest on lease liabilities	840	752	1,693	1,507
Total finance lease cost	1,812	908	3,095	1,820

Short-term lease cost	3,271	2,176	5,970	4,780
Variable lease cost	1,914	1,813	2,631	4,178
Total lease cost	$17,587	$14,632	$32,897	$29,925
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2022 and 2021 is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,539	$14,980
Operating cash flows from finance leases	1,185	876
Financing cash flows from finance leases	661	316
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,560	50,856

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2022 and December 31, 2021 is as follows (in thousands, except as noted):

	June 30, 2022	December 31, 2021
Operating leases:
Other assets	$135,143	$154,741

Accrued expenses	30,669	31,603
Other noncurrent liabilities	106,947	126,997
Total operating lease liabilities	137,616	158,600
Finance leases:
Net property, plant and equipment	72,983	75,302

Current portion of long-term debt(a)	4,199	3,768
Long-term debt	72,194	74,011
Total finance lease liabilities	76,393	77,779
Weighted average remaining lease term (in years):
Operating leases	13.5	12.9
Finance leases	24.5	24.5
Weighted average discount rate (%):
Operating leases	3.58%	3.44%
Finance leases	4.46%	4.47%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at June 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$17,928	$3,038
2023	31,878	6,077
2024	19,464	6,077
2025	11,921	6,077
2026	9,783	5,442
Thereafter	122,295	97,215
Total lease payments	213,269	123,926
Less imputed interest	75,653	47,533
Total	$137,616	$76,393

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net sales:
Lithium	$891,516	$320,334	$1,441,788	$599,310
Bromine	377,752	279,748	737,331	560,195
Catalysts	210,325	148,344	428,202	368,587
All Other	—	25,470	—	75,095
Total net sales	$1,479,593	$773,896	$2,607,321	$1,603,187

Adjusted EBITDA:
Lithium	$495,208	$109,441	$803,823	$215,877
Bromine	135,683	92,646	264,917	187,286
Catalysts	9,792	21,164	26,702	46,591
All Other	—	8,379	—	29,858
Corporate	(30,474)	(37,002)	(53,303)	(54,930)
Total adjusted EBITDA	$610,209	$194,628	$1,042,139	$424,682

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2022
Net income (loss) attributable to Albemarle Corporation	$452,099	$122,461	$(3,383)	$571,177	$—	$(164,404)	$406,773
Depreciation and amortization	42,502	13,222	13,175	68,899	—	2,094	70,993
Acquisition and integration related costs(a)	—	—	—	—	—	5,375	5,375
Interest and financing expenses(b)	—	—	—	—	—	41,409	41,409
Income tax expense	—	—	—	—	—	89,018	89,018
Non-operating pension and OPEB items	—	—	—	—	—	(5,038)	(5,038)
Other(c)	607	—	—	607	—	1,072	1,679
Adjusted EBITDA	$495,208	$135,683	$9,792	$640,683	$—	$(30,474)	$610,209
Three months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$74,593	$80,148	$8,446	$163,187	$7,972	$253,441	$424,600
Depreciation and amortization	33,497	12,498	12,718	58,713	407	2,303	61,423
Restructuring and other(d)	—	—	—	—	—	766	766
Gain on sale of business(e)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(a)	—	—	—	—	—	1,915	1,915
Interest and financing expenses(b)	—	—	—	—	—	7,152	7,152
Income tax expense	—	—	—	—	—	106,985	106,985
Non-operating pension and OPEB items	—	—	—	—	—	(5,471)	(5,471)
Albemarle Foundation contribution(f)	—	—	—	—	—	20,000	20,000
Other(g)	1,351	—	—	1,351	—	5,315	6,666
Adjusted EBITDA	$109,441	$92,646	$21,164	$223,251	$8,379	$(37,002)	$194,628
Six months ended June 30, 2022
Net income (loss) attributable to Albemarle Corporation	$713,788	$239,022	$606	$953,416	$—	$(293,260)	$660,156
Depreciation and amortization	81,028	25,895	26,096	133,019	—	4,548	137,567
Loss on sale of interest in properties(h)	8,400	—	—	8,400	—	—	8,400
Acquisition and integration related costs(a)	—	—	—	—	—	7,099	7,099
Interest and financing expenses(b)	—	—	—	—	—	69,243	69,243
Income tax expense	—	—	—	—	—	169,548	169,548
Non-operating pension and OPEB items	—	—	—	—	—	(10,318)	(10,318)
Other(c)	607	—	—	607	—	(163)	444
Adjusted EBITDA	$803,823	$264,917	$26,702	$1,095,442	$—	$(53,303)	$1,042,139
Six months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$144,965	$162,261	$21,362	$328,588	$27,988	$163,701	$520,277
Depreciation and amortization	65,303	25,025	25,229	115,557	1,870	6,256	123,683
Restructuring and other(d)	—	—	—	—	—	1,540	1,540
Gain on sale of business(e)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(a)	—	—	—	—	—	4,076	4,076
Interest and financing expenses(b)	—	—	—	—	—	51,034	51,034
Income tax expense	—	—	—	—	—	129,092	129,092
Non-operating pension and OPEB items	—	—	—	—	—	(10,936)	(10,936)
Albemarle Foundation contribution(f)	—	—	—	—	—	20,000	20,000
Other(g)	5,609	—	—	5,609	—	9,715	15,324
Adjusted EBITDA	$215,877	$187,286	$46,591	$449,754	$29,858	$(54,930)	$424,682

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(b)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million for the three and six months ended June 30, 2022, and $1.2 million and $29.0 million for the three and six months ended June 30, 2021, respectively. See Note 9, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the six months ended June 30, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Basis of Presentation,” for further details.
(c)Included amounts for the three months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $1.1 million primarily related to facility closure expenses of offices in Germany.
Included amounts for the six months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $1.1 million primarily related to facility closure expenses of offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.
(d)In 2021, the Company recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.
(e)See Note 3, “Divestitures,” for additional information.
(f)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where the Company’s employees live and the Company operates. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.
(g)Included amounts for the three months ended June 30, 2021 recorded in:
•SG&A - $4.0 million of a loss resulting from the sale of property, plant and equipment, $1.6 million of charges for an environmental reserve at a site not part of our operations and $1.4 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $0.3 million of a gain resulting from the adjustment of indemnifications related to previously disposed businesses.
Included amounts for the six months ended June 30, 2021 recorded in:
•SG&A - $6.0 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other income, net - $3.6 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(h)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to Mineral Resources Limited (“MRL”), which maintains a 40% ownership interest in these Kemerton assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Pension Benefits Cost (Credit):
Service cost	$970	$1,172	$1,955	$2,351
Interest cost	5,568	5,120	11,173	10,239
Expected return on assets	(10,932)	(10,901)	(22,144)	(21,794)
Amortization of prior service benefit	23	29	47	58
Total net pension benefits credit	$(4,371)	$(4,580)	$(8,969)	$(9,146)
Postretirement Benefits Cost:
Service cost	$22	$31	$43	$62
Interest cost	326	310	653	619
Total net postretirement benefits cost	$348	$341	$696	$681
Total net pension and postretirement benefits credit	$(4,023)	$(4,239)	$(8,273)	$(8,465)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month and six-month periods ended June 30, 2022, the Company made contributions of $3.1 million and $6.4 million, respectively, to its qualified and nonqualified pension plans. During the three-month and six-month periods ended June 30, 2021, the Company made contributions of $4.2 million and $18.9 million, respectively, to its qualified and nonqualified pension plans.
The Company paid $0.7 million and $1.3 million in premiums to the U.S. postretirement benefit plan during the three-month and six-month periods ended June 30, 2022 and 2021, respectively. During the three-month and six-month periods ended June 30, 2021, the Company paid $0.8 million and $1.4 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	June 30, 2022		December 31, 2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,481,309	$3,319,347	$2,405,021	$2,593,590
Foreign Currency Forward Contracts—During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. There were no outstanding designated foreign currency forward contracts at June 30, 2022. At December 31, 2021, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $36.5 million.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2022 and December 31, 2021, we had outstanding non-designated foreign currency forward contracts with notional values totaling $452.9 million and $618.1 million, respectively, hedging our exposure to various currencies including the Chilean peso, Euro, Chinese Renminbi, Japanese Yen, Australian Dollar and Singapore Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$—	$—	$237	$—
Accrued expenses	—	—	—	57
Total designated as hedging instruments	—	—	237	57
Not designated as hedging instruments
Other current assets	49	—	2,901	—
Accrued expenses	—	4,928	—	248
Total not designated as hedging instruments	49	4,928	2,901	248
Total	$49	$4,928	$3,138	$305

The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and six-month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Designated as hedging instruments
(Loss) income recognized in Other comprehensive loss	$(2,508)	$823	$1,509	$(777)
Not designated as hedging instruments
(Loss) income recognized in Other income, net(a)	$(23,298)	$2,048	$(27,270)	$1,857
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the six-month periods ended June 30, 2022 and 2021, we recorded net cash settlements of $19.8 million and $0.4 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$248,364	$—	$—	$248,364
Investments under executive deferred compensation plan(b)	$26,027	$26,027	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,719	$—	$—	$—
Foreign currency forward contracts(e)	$49	$—	$49	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$26,027	$26,027	$—	$—
Foreign currency forward contracts(e)	$4,928	$—	$4,928	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$246,517	$—	$—	$246,517
Investments under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,696	$—	$—	$—
Foreign currency forward contracts(e)	$3,138	$—	$3,138	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Foreign currency forward contracts(e)	$305	$—	$305	$—
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

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2021	$246,517
Fair value adjustment	(4,521)
Accretion of discount	6,368
Ending balance at June 30, 2022	$248,364

NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended June 30, 2022
Balance at March 31, 2022	$(397,510)	$—	$10,640	$(6,749)	$(393,619)
Other comprehensive loss before reclassifications	(117,840)	—	(2,509)	—	(120,349)
Amounts reclassified from accumulated other comprehensive loss	19	—	—	6,749	6,768
Other comprehensive loss, net of tax	(117,821)	—	(2,509)	6,749	(113,581)
Other comprehensive income attributable to noncontrolling interests	62	—	—	—	62
Balance at June 30, 2022	$(515,269)	$—	$8,131	$—	$(507,138)
Three months ended June 30, 2021
Balance at March 31, 2021	$(345,591)	$—	$4,849	$(9,372)	$(350,114)
Other comprehensive income before reclassifications	20,539	—	823	—	21,362
Amounts reclassified from accumulated other comprehensive loss	25	—	—	650	675
Other comprehensive income, net of tax	20,564	—	823	650	22,037
Other comprehensive income attributable to noncontrolling interests	76	—	—	—	76
Balance at June 30, 2021	$(324,951)	$—	$5,672	$(8,722)	$(328,001)
Six months ended June 30, 2022
Balance at December 31, 2021	$(391,674)	$—	$6,623	$(7,399)	$(392,450)
Other comprehensive (loss) income before reclassifications	(123,749)	—	1,508	—	(122,241)
Amounts reclassified from accumulated other comprehensive loss	39	—	—	7,399	7,438
Other comprehensive (loss) income, net of tax	(123,710)	—	1,508	7,399	(114,803)
Other comprehensive income attributable to noncontrolling interests	115	—	—	—	115
Balance at June 30, 2022	$(515,269)	$—	$8,131	$—	$(507,138)
Six months ended June 30, 2021
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(7,628)	5,110	(777)	—	(3,295)
Amounts reclassified from accumulated other comprehensive loss	50	—	—	1,300	1,350
Other comprehensive (loss) income, net of tax	(7,578)	5,110	(777)	1,300	(1,945)
Amounts reclassified within accumulated other comprehensive loss	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	76	—	—	—	76
Balance at June 30, 2021	$(324,951)	$—	$5,672	$(8,722)	$(328,001)
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
(c)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in Interest and financing expenses. The balance of this interest rate swap was being amortized to Interest and financing expenses over the life of the 4.15% senior notes originally due in 2024. As discussed in Note 9, “Long-term Debt,” the Company repaid these notes in the second quarter of 2022, and as a result, reclassified the remaining balance of this interest rate swap to interest expense during the same period as part of the early extinguishment of debt.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month and six-month periods ended June 30, 2022 and 2021 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended June 30, 2022
Other comprehensive (loss) income, before tax	$(118,431)	$—	$(2,509)	$8,905
Income tax benefit (expense)	610	—	—	(2,156)
Other comprehensive (loss) income, net of tax	$(117,821)	$—	$(2,509)	$6,749

Three months ended June 30, 2021
Other comprehensive income (loss), before tax	$20,568	$—	$823	$834
Income tax expense	(4)	—	—	(184)
Other comprehensive income (loss), net of tax	$20,564	$—	$823	$650

Six months ended June 30, 2022
Other comprehensive (loss) income, before tax	$(124,889)	$—	$1,508	$9,739
Income tax benefit (expense)	1,179	—	—	(2,340)
Other comprehensive (loss) income, net of tax	$(123,710)	$—	$1,508	$7,399

Six months ended June 30, 2021
Other comprehensive income (loss), before tax	$(7,570)	$6,552	$(777)	$1,668
Income tax expense	(8)	(1,442)	—	(368)
Other comprehensive income (loss), net of tax	$(7,578)	$5,110	$(777)	$1,300

NOTE 17—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales to unconsolidated affiliates	$7,214	$4,998	$14,869	$10,728
Purchases from unconsolidated affiliates(a)	$314,886	$55,771	$531,440	$88,921
(a)Increases in purchases from unconsolidated affiliates primarily relate to increased pricing and volume of spodumene purchased from our Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2022	December 31, 2021
Receivables from unconsolidated affiliates	$3,091	$2,139
Payables to unconsolidated affiliates(a)	$204,209	$47,499
(a)Increases in payables to unconsolidated affiliates primarily relate to increased purchases of spodumene purchased from our Windfield joint venture under normal payment terms.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$222,533	$169,532
Promissory note issued for capital expenditures(a)	$10,876	$—
Non-cash proceeds from divestitures(b)	$—	$244,530
(a)During the first quarter of 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, NC. The promissory note is payable in equal annual installments from the years 2027 to 2048.
(b)Fair value of preferred equity of a Grace subsidiary received as part of the proceeds for the sale of the FCS business. See Note 2, “Divestitures,” for further details.
As part of the purchase price paid for the acquisition of a 60% interest in the MRL Wodgina Project, the Company transferred $96.3 million and $96.2 million of its construction in progress of the designated Kemerton assets during the six months ended June 30, 2022 and 2021, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six months ended June 30, 2022 and 2021 included $42.5 million and $28.7 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
•fluctuations in lithium market pricing, which could impact our revenues and profitability particularly due to our increased exposure to index-referenced and variable-priced contracts for battery grade lithium sales;
•changes with respect to contract renegotiations;
•potential production volume shortfalls;
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
•the occurrence of cyber-security breaches, terrorist attacks, industrial accidents or natural disasters;
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
•technology or intellectual property infringement, including cyber-security breaches, and other innovation risks;

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
•changes in credit ratings; and
•the other factors detailed from time to time in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) including those described under “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q.
These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We assume no obligation to provide any revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q.
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2022 and 2021. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Second Quarter 2022
During the second quarter of 2022:
•Our board of directors declared a quarterly dividend of $0.395 per share on May 3, 2022, which was paid on July 1, 2022 to shareholders of record at the close of business as of June 10, 2022.
•In May 2022, we issued $1.7 billion of senior notes pursuant to an underwritten public offering. The proceeds from this issuance were used to redeem the 4.15% Senior Notes due in 2024 (the “2024 Notes”), repay the balance of commercial paper outstanding and for general corporate purposes. The redemption of the 4.15% senior notes resulted in a loss on early extinguishment of debt of $19.2 million recorded in Interest and financing expenses.
•Production of spodumene concentrate from the first and second trains at the Wodgina mine managed by our 60%-owned MARBL joint venture were achieved in May and July of this year, respectively.
•Our net sales for the quarter were $1.48 billion, an increase of 91% compared to net sales of $773.9 million in the second quarter of 2021.

•Diluted earnings per share was $3.46, compared to $3.62 from the second quarter of 2021. The second quarter of 2021 included a gain of $2.82 per diluted share related to the sale of the FCS business.

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
Lithium: We expect Lithium results to be higher year-over-year during 2022, mainly due to increased pricing as well as higher sales volume. The increased market pricing reflects tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as renegotiations of certain of our long-term agreements. Since the beginning of the year, market indices have increased 60% to 130%. Renegotiated contracts include higher prices on existing long-term agreements that are more reflective of current market conditions. In other cases, we have moved from previous long-term agreements towards index-referenced and variable-priced contracts. As a result, our lithium business is more aligned with changes in market and index pricing than it has been in the past. While we expect these prices to remain strong throughout the year, a material decline in these market prices would have a negative impact on our outlook. The increased sales volume is primarily expected from new capacity coming on line from La Negra, Chile, Train 1 in Kemerton, Western Australia, and the expected acquisition of Tianyuan, which includes a lithium hydroxide conversion plant designed to produce up to 25,000 metric tons of LCE per year. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
We also announced agreements for strategic investments in China with plans to build two battery grade lithium conversion plants, Meishan and Zhangjiagang, each initially targeting 50,000 metric tons per year. At Meishan, construction is currently underway and is expected to be complete by the end of 2024. The Zhangjiagang plant is currently in engineering. In addition, production of spodumene concentrate from the first and second trains at the Wodgina mine managed by our 60%-owned MARBL joint venture were achieved in May and July of this year, respectively. In February 2022, we announced that we signed a non-binding letter agreement with our MARBL joint venture partner, MRL, to explore a potential expansion of the MARBL joint venture, in an effort to expand lithium conversion capacity with increased optionality and reduced risk.
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
Bromine: We expect both net sales and profitability to grow 15% to 20% in 2022 due to strength in demand for fire safety solutions, as well as benefiting from diverse end markets. Volumes are expected to up slightly compared to full year

2021 due to the successful execution of growth projects in 2021 assuming continued availability of raw materials like chlorine. Bromine’s ongoing cost savings initiatives and higher pricing are expected to offset higher freight and raw material costs.
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
Catalysts: Total Catalysts results in 2022 are now expected to be down 25% to 65% year-over-year as a result of inflationary pressures in freight and input costs, including the volatility of natural gas pricing in Europe related to the war in Ukraine. This is expected to be partially offset by higher pricing in refining markets. Volume is expected to grow across each of the Catalysts segments. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but is expected to see a prolonged recovery due to refineries pushing out turnarounds. In addition, the Catalysts business is seeking contingent business interruption insurance settlements for lost income from 2019 to 2022 due to multiple incidents at one of its customers. If we prevail with these claims, we could receive these settlements in multiple distributions in 2022 and 2023, totaling up to $53 million. Our strategic review of the Catalysts business to position for value creation is still in progress.
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
Corporate: In the first quarter of 2022, we increased our quarterly dividend rate to $0.395 per share. We continue to focus on cash generation, working capital management and process efficiencies. In addition, we expect our global effective tax rate for 2022 to continue to vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S. and other tax jurisdictions. As of June 30, 2022, we have a valuation allowance recorded against certain foreign deferred tax assets and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. We believe there is a reasonable possibility within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain foreign deferred tax assets and decrease our income tax expense for the period the release is recorded.
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

Second Quarter 2022 Compared to Second Quarter 2021

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net sales	$1,479,593	$773,896	$705,697	91%
•$630.5 million of increased pricing from each of our businesses
•$124.4 million of higher sales volume in each of our businesses
•$25.5 million decrease in net sales following the sale of the fine chemistry services (“FCS”) business on June 1, 2021
•$22.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Gross profit	$580,424	$248,417	$332,007	134%
Gross profit margin	39.2%	32.1%
▪Favorable pricing impacts and higher sales volume in all businesses
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪Unfavorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Selling, general and administrative expenses	$128,942	$121,516	$7,426	6%
Percentage of Net sales	8.7%	15.7%
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪2021 included a $20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
▪2021 also included a $4.0 million loss resulting from the sale of property, plant and equipment

Research and Development Expenses

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Research and development expenses	$17,386	$13,976	$3,410	24%
Percentage of Net sales	1.2%	1.8%
(Gain) Loss on Sale of Business/Interest in Properties

In thousands	Q2 2022	Q2 2021	$ Change	% Change
(Gain) loss on sale of business/interest in properties	$—	$(429,408)	$429,408
▪Gain resulting from the sale of the FCS business on June 1, 2021
Interest and Financing Expenses

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Interest and financing expenses	$(41,409)	$(7,152)	$(34,257)	479%
▪2022 included a $19.2 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts, unamortized deferred financing costs and accelerated amortization of the interest rate swap balance from the redemption of 4.15% senior notes during the second quarter of 2022
▪Increased debt balance during the second quarter of 2022 compared to 2021 following the issuance of $1.7 billion in new senior notes

Other Income, Net

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Other income, net	$8,767	$14	$8,753	62,521%
•$3.2 million of income in 2022 from accretion of discount in preferred equity of W. R. Grace & Co. (“Grace”) subsidiary acquired as a portion of the proceeds of the FCS sale
•$2.2 million decrease in foreign exchange losses

Income Tax Expense

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Income tax expense	$89,018	$106,985	$(17,967)	(17)%
Effective income tax rate	22.2%	20.0%
•2022 included a benefit from global intangible low-taxed income
•$97.8 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•Current year tax reserve related to an uncertain tax position in Chile
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Equity in net income of unconsolidated investments	$128,156	$17,998	$110,158	612%
▪Increased earnings from strong pricing and volume increases results from the Windfield Holdings Pty Ltd (“Talison”) joint venture
▪$3.8 million of favorable foreign exchange impacts from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net income attributable to noncontrolling interests	$(33,819)	$(21,608)	$(12,211)	57%
▪Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to favorable pricing
Net Income Attributable to Albemarle Corporation

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net income attributable to Albemarle Corporation	$406,773	$424,600	$(17,827)	(4)%
Percentage of Net sales	27.5%	54.9%
Basic earnings per share	$3.47	$3.63	$(0.16)	(4)%
Diluted earnings per share	$3.46	$3.62	$(0.16)	(4)%
▪Gain on sale of FCS business of $331.6 million, net of tax in 2021
▪Increased sales volume and favorable pricing in all businesses
▪Increased earnings from Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense
▪Increased interest and financing expenses due to loss on early extinguishment of debt recorded in 2022

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(113,581)	$22,037	$(135,618)	(615)%
▪Foreign currency translation and other	$(117,821)	$20,564	$(138,385)	(673)%
▪2022 included unfavorable movements in the Euro of approximately $69 million, the Chinese Renminbi of approximately $31 million, the Japanese Yen of approximately $8 million, the Brazilian Real of approximately $4 million and a net unfavorable variance in various other currencies of $9 million
▪2022 included a $1.9 million loss representing an adjustment to the fair value of our available for sale debt securities
▪2021 included favorable movements in the the Brazilian Real of approximately $11 million, the Chinese Renminbi of approximately $5 million and a net favorable variance in various other currencies of $5 million

▪Cash flow hedge	$(2,509)	$823	$(3,332)
▪Interest rate swap	$6,749	$650	$6,099	938%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes due in 2024
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium, (2) Bromine and (3) Catalysts.

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

	Three Months Ended June 30,				Percentage Change
	2022	%	2021	%	2022 vs 2021
	(In thousands, except percentages)
Net sales:
Lithium	$891,516	60.3%	$320,334	41.4%	178%
Bromine	377,752	25.5%	279,748	36.1%	35%
Catalysts	210,325	14.2%	148,344	19.2%	42%
All Other	—	—%	25,470	3.3%	(100)%
Total net sales	$1,479,593	100.0%	$773,896	100.0%	91%

Adjusted EBITDA:
Lithium	$495,208	81.2%	$109,441	56.2%	352%
Bromine	135,683	22.2%	92,646	47.6%	46%
Catalysts	9,792	1.6%	21,164	10.9%	(54)%
All Other	—	—%	8,379	4.3%	(100)%
Corporate	(30,474)	(5.0)%	(37,002)	(19.0)%	18%
Total adjusted EBITDA	$610,209	100.0%	$194,628	100.0%	214%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Three months ended June 30, 2022
Net income (loss) attributable to Albemarle Corporation	$452,099	$122,461	$(3,383)	$571,177	$—	$(164,404)	$406,773
Depreciation and amortization	42,502	13,222	13,175	68,899	—	2,094	70,993
Acquisition and integration related costs(a)	—	—	—	—	—	5,375	5,375
Interest and financing expenses(b)	—	—	—	—	—	41,409	41,409
Income tax expense	—	—	—	—	—	89,018	89,018
Non-operating pension and OPEB items	—	—	—	—	—	(5,038)	(5,038)
Other(c)	607	—	—	607	—	1,072	1,679
Adjusted EBITDA	$495,208	$135,683	$9,792	$640,683	$—	$(30,474)	$610,209
Three months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$74,593	$80,148	$8,446	$163,187	$7,972	$253,441	$424,600
Depreciation and amortization	33,497	12,498	12,718	58,713	407	2,303	61,423
Restructuring and other(d)	—	—	—	—	—	766	766
Acquisition and integration related costs(a)	—	—	—	—	—	1,915	1,915
Gain on sale of business(e)	—	—	—	—	—	(429,408)	(429,408)
Interest and financing expenses(b)	—	—	—	—	—	7,152	7,152
Income tax expense	—	—	—	—	—	106,985	106,985
Non-operating pension and OPEB items	—	—	—	—	—	(5,471)	(5,471)
Albemarle Foundation contribution(f)	—	—	—	—	—	20,000	20,000
Other(g)	1,351	—	—	1,351	—	5,315	6,666
Adjusted EBITDA	$109,441	$92,646	$21,164	$223,251	$8,379	$(37,002)	$194,628
(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(b)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million for the three months ended June 30, 2022, and $1.2 million for the three months ended June 30, 2021. See Note 9, “Long-term Debt,” for additional information.
(c)Included amounts for the three months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $1.1 million primarily related to facility closure expenses of offices in Germany.
(d)In 2021, the Company recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.

(e)Gain resulting from the sale of the FCS business on June 1, 2021.
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
(g)Included amounts for the three months ended June 30, 2021 recorded in:
•SG&A - $4.0 million of a loss resulting from the sale of property, plant and equipment, $1.6 million of charges for an environmental reserve at a site not part of our operations and $1.4 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $0.3 million of a gain resulting from the adjustment of indemnifications related to previously disposed businesses.

Lithium

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net sales	$891,516	$320,334	$571,182	178%
•$528.0 million of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$59.0 million of higher sales volume, primarily driven by increased tolling
•$15.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$495,208	$109,441	$385,767	352%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$14.4 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net sales	$377,752	$279,748	$98,004	35%
•$92.7 million of favorable pricing impacts, primarily in the fire safety solutions division
•$10.4 million of higher sales volume related to increased demand across all products
•$5.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$135,683	$92,646	$43,037	46%
•Favorable pricing impacts and higher sales volume as demand continues to be strong
•Increased freight costs
•Increased utility costs and raw material prices, primarily due to the higher cost of BPA
•$5.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Catalysts

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net sales	$210,325	$148,344	$61,981	42%
•$55.0 million of higher sales volume, primarily from the timing of clean fuel technologies sales, which has lumpier demand
•$9.8 million of favorable pricing impacts, primarily in clean fuel technologies and PCS
•$2.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$9,792	$21,164	$(11,372)	(54)%
•Increased utility costs, primarily natural gas in Europe •Increased raw material and freight costs •Higher sales volume and favorable pricing impacts

All Other

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Net sales	$—	$25,470	$(25,470)	(100)%
•Results from 2021 relate to the FCS business, which was sold on June 1, 2021
Adjusted EBITDA	$—	$8,379	$(8,379)	(100)%
•Results from 2021 relate to the FCS business, which was sold on June 1, 2021
Corporate

In thousands	Q2 2022	Q2 2021	$ Change	% Change
Adjusted EBITDA	$(30,474)	$(37,002)	$6,528	18%
▪$6.0 million of favorable currency exchange impacts, including a $3.8 million increase in foreign exchange impacts from our Talison joint venture
▪$3.2 million of income in 2022 from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale
▪Increase in incentive compensation costs

First Six Months 2022 Compared to First Six Months 2021

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$2,607,321	$1,603,187	$1,004,134	63%
▪$898.9 million of increased pricing from each of our businesses
▪$213.9 million of higher sales volume in each of our businesses
▪$75.1 million decrease in net sales following the sale of the FCS business on June 1, 2021
▪$32.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Gross profit	$1,029,454	$512,104	$517,350	101%
Gross profit margin	39.5%	31.9%
▪Favorable pricing impacts and higher sales volume in all businesses
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪2021 included $22 million of additional production and utility costs in Bromine and Catalysts resulting from the U.S. Gulf Coast winter storm
▪Unfavorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Selling, general and administrative expenses	$241,510	$214,703	$26,807	12%
Percentage of Net sales	9.3%	13.4%
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in professional fees and other administrative costs
▪2022 included $4.3 million of gains from the sale of legacy properties not part of our operations
▪2021 included a $20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
▪2021 also included $6.0 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements and a $4.0 million loss resulting from the sale of property, plant and equipment

Research and Development Expenses

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Research and development expenses	$33,469	$28,612	$4,857	17%
Percentage of Net sales	1.3%	1.8%
▪Increased research and development spend in each of the reportable segments
(Gain) Loss on Sale of Business/Interest in Properties

In thousands	YTD 2022	YTD 2021	$ Change	% Change
(Gain) loss on sale of business/interest in properties	$8,400	$(429,408)	$437,808
▪2022 expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia
▪2021 gain resulting from sale of FCS business on June 1, 2021

Interest and Financing Expenses

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Interest and financing expenses	$(69,243)	$(51,034)	$(18,209)	36%
▪2022 included a $19.2 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts, unamortized deferred financing costs and accelerated amortization of the interest rate swap balance from the redemption of debt during the second quarter of 2022
▪2022 also included an expense of $17.5 million related to the correction of out of period errors regarding overstated capitalized interest values in prior periods
▪2021 included a $29.0 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021

Other Income, Net

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Other income, net	$24,263	$11,326	$12,937	114%
•$6.4 million of income in 2022 from accretion of discount in preferred equity of the Grace subsidiary acquired as a portion of the proceeds of the FCS sale
•$1.3 million decrease in foreign exchange losses
•2021 included $3.6 million of expenses primarily related to asset retirement obligation charges to update an estimate at a site formerly owned by Albemarle

Income Tax Expense

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Income tax expense	$169,548	$129,092	$40,456	31%
Effective income tax rate	24.2%	19.6%
•Change in geographic mix of earnings
•Current year tax reserve related to an uncertain tax position in Chile
•$97.8 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•2021 included certain discrete tax benefits, partially offset by expense due to an out-of-period adjustment for an overstated deferred tax liability recorded during the three-month period ended December 31, 2017

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Equity in net income of unconsolidated investments	$190,592	$34,509	$156,083	452%
▪Increased earnings from strong pricing and volume increases results from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net income attributable to noncontrolling interests	$(61,983)	$(43,629)	$(18,354)	42%
▪Increase in consolidated income related to our JBC joint venture primarily due to favorable pricing
Net Income Attributable to Albemarle Corporation

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net income attributable to Albemarle Corporation	$660,156	$520,277	$139,879	27%
Percentage of Net sales	25.3%	32.5%
Basic earnings per share	$5.64	$4.54	$1.10	24%
Diluted earnings per share	$5.61	$4.51	$1.10	24%
▪Gain on sale of FCS business of $331.6 million, net of tax in 2021
▪Increased sales volume and favorable pricing in all businesses
▪Increased earnings from Talison joint venture
▪Productivity improvements and a reduction in professional fees and other administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense
▪Increased interest and financing expenses due to loss on early extinguishment of debt recorded in 2022
▪Loss of sales from FCS business following the disposition on June 1, 2021

Other Comprehensive Income (loss), Net of Tax

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Other comprehensive income (loss), net of tax	$(114,803)	$(1,945)	$(112,858)	5,802%
▪Foreign currency translation and other	$(123,710)	$(7,578)	$(116,132)	1,532%
▪2022 included unfavorable movements in the Euro of approximately $68 million, the Chinese Renminbi of approximately $32 million, the Japanese Yen of approximately $15 million, the Taiwanese Dollar of approximately $6 million and a net unfavorable variance in various other currencies of $6 million
▪2022 included a $4.5 million loss representing an adjustment to the fair value of our available for sale debt securities
▪2021 included unfavorable movements in the Euro of approximately $11 million and the Japanese Yen of approximately $5 million, partially offset by favorable movements in the Brazilian Real of approximately $5 million and the Chinese Renminbi of approximately $4 million

▪Cash flow hedge	$1,508	$(777)	$2,285
▪Interest rate swap	$7,399	$1,300	$6,099	469%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes due in 2024

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses.

	Six Months Ended June 30,				Percentage Change
	2022	%	2021	%	2022 vs 2021
	(In thousands, except percentages)
Net sales:
Lithium	$1,441,788	55.3%	$599,310	37.4%	141%
Bromine	737,331	28.3%	560,195	34.9%	32%
Catalysts	428,202	16.4%	368,587	23.0%	16%
All Other	—	—%	75,095	4.7%	(100)%
Total net sales	$2,607,321	100.0%	$1,603,187	100.0%	63%

Adjusted EBITDA:
Lithium	$803,823	77.1%	$215,877	50.8%	272%
Bromine	264,917	25.4%	187,286	44.1%	41%
Catalysts	26,702	2.6%	46,591	11.0%	(43)%
All Other	—	—%	29,858	7.0%	(100)%
Corporate	(53,303)	(5.1)%	(54,930)	(12.9)%	3%
Total adjusted EBITDA	$1,042,139	100.0%	$424,682	100.0%	145%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine	Catalysts	Reportable Segments Total	All Other	Corporate	Consolidated Total
Six months ended June 30, 2022
Net income (loss) attributable to Albemarle Corporation	$713,788	$239,022	$606	$953,416	$—	$(293,260)	$660,156
Depreciation and amortization	81,028	25,895	26,096	133,019	—	4,548	137,567
Loss on sale of interest in properties(a)	8,400	—	—	8,400	—	—	8,400
Acquisition and integration related costs(b)	—	—	—	—	—	7,099	7,099
Interest and financing expenses(c)	—	—	—	—	—	69,243	69,243
Income tax expense	—	—	—	—	—	169,548	169,548
Non-operating pension and OPEB items	—	—	—	—	—	(10,318)	(10,318)
Other(d)	607	—	—	607	—	(163)	444
Adjusted EBITDA	$803,823	$264,917	$26,702	$1,095,442	$—	$(53,303)	$1,042,139
Six months ended June 30, 2021
Net income (loss) attributable to Albemarle Corporation	$144,965	$162,261	$21,362	$328,588	$27,988	$163,701	$520,277
Depreciation and amortization	65,303	25,025	25,229	115,557	1,870	6,256	123,683
Restructuring and other(e)	—	—	—	—	—	1,540	1,540
Gain on sale of business(f)	—	—	—	—	—	(429,408)	(429,408)
Acquisition and integration related costs(b)	—	—	—	—	—	4,076	4,076
Interest and financing expenses(c)	—	—	—	—	—	51,034	51,034
Income tax expense	—	—	—	—	—	129,092	129,092
Non-operating pension and OPEB items	—	—	—	—	—	(10,936)	(10,936)
Albemarle Foundation contribution(g)	—	—	—	—	—	20,000	20,000
Other(h)	5,609	—	—	5,609	—	9,715	15,324
Adjusted EBITDA	$215,877	$187,286	$46,591	$449,754	$29,858	$(54,930)	$424,682
(a)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to MRL, which maintains a 40% ownership interest in these Kemerton assets.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.

(c)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million for the six months ended June 30, 2022, and $29.0 million for the six months ended June 30, 2021. See Note 9, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the six months ended June 30, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Basis of Presentation,” for further details.
(d)Included amounts for the six months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $1.1 million primarily related to facility closure expenses of offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.
(e)In 2021, the Company recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.
(f)Gain resulting from the sale of the FCS business on June 1, 2021.
(g)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where our employees live and the Company operates. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.
(h)Included amounts for the six months ended June 30, 2021 recorded in:
•SG&A - $6.0 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other income, net - $3.6 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

Lithium

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$1,441,788	$599,310	$842,478	141%
•$717.2 million of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$145.2 million of higher sales volume, primarily driven by increased tolling
•$19.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$803,823	$215,877	$587,946	272%
•Favorable pricing impacts and higher sales volume
•Higher equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$11.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Bromine

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$737,331	$560,195	$177,136	32%
•$167.1 million of favorable pricing impacts, primarily in the fire safety solutions division
•$17.6 million of higher sales volume related to increased demand across all products
•$7.5 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$264,917	$187,286	$77,631	41%
•Favorable pricing impacts and higher sales volume as demand continues to be strong
•Increased freight costs
•Increased utility costs and raw material prices, primarily due to the higher cost of BPA
•2021 included higher production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
•$8.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Catalysts

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$428,202	$368,587	$59,615	16%
•$51.2 million of higher sales volume, primarily from the timing of clean fuel technologies sales, which has lumpier demand
•$14.6 million of favorable pricing impacts, primarily in clean fuel technologies and PCS
•$6.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$26,702	$46,591	$(19,889)	(43)%
•Increased utility costs, primarily natural gas in Europe
•Increased raw material and freight costs
•Higher sales volume and favorable pricing impacts
•2021 included higher production and utility costs of approximately $16 million resulting from the U.S. Gulf Coast winter storm

All Other

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$—	$75,095	$(75,095)	(100)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$—	$29,858	$(29,858)	(100)%
▪Primarily decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Corporate

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Adjusted EBITDA	$(53,303)	$(54,930)	$1,627	3%
▪$2.8 million of favorable currency exchange impacts, including a $1.5 million increase in foreign exchange impacts from our Talison joint venture
▪$6.4 million of income in 2022 from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale
▪Increase in incentive compensation costs

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
Cash Flow
During the first six months of 2022, cash on hand, cash provided by operations and the proceeds of $1.96 billion in long-term debt and credit agreements funded $502.6 million of capital expenditures for plant, machinery and equipment, the repayment of long-term debt of $455.0 million, the net repayment of $390.6 million of commercial paper and dividends to shareholders of $91.9 million. Our operations provided $60.3 million of cash flows during the first six months of 2022, as compared to $385.9 million for the first six months of 2021. The change compared to prior year was primarily due to increased working capital outflows of $896.0 million and lower earnings from the FCS business sold on June 1, 2021, partially offset by increased earnings from the Lithium and Bromine segments and higher dividends received from unconsolidated investments. The outflow from working capital in 2022 was primarily driven by increased inventory and accounts receivable balances from higher lithium pricing and increased sales, as well as the $332.5 million payment to settle a legacy Rockwood legal matter. This was partially offset by increased accounts payable which includes the higher pricing on lithium spodumene purchases from our Talison joint venture. Overall, our cash and cash equivalents increased by $491.3 million to $930.6 million at June 30, 2022 from $439.3 million at December 31, 2021.

Capital expenditures for the six-month period ended June 30, 2022 of $502.6 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.3 billion and $1.5 billion in 2022, primarily for Lithium growth and capacity increases, primarily in Australia, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Our La Negra, Chile plant is in the commissioning and qualification stage. Train I of our Kemerton, Western Australia plant was completed in December 2021, but due to the ongoing labor shortages and COVID-19 pandemic travel restrictions in Western Australia, Train II construction is now expected to be completed in the second half of 2022. Commercial sales volume from Train II is expected to begin in 2023.
On May 13, 2022, we issued a series of notes (collectively, the “2022 Notes”) as follows:
•$650.0 million aggregate principal amount of senior notes, bearing interest at a rate of 4.65% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 4.84%. These senior notes mature on June 1, 2027.
•$600.0 million aggregate principal amount of senior notes, bearing interest at a rate of 5.05% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 5.18%. These senior notes mature on June 1, 2032.
•$450.0 million aggregate principal amount of senior notes, bearing interest at a rate of 5.65% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 5.71%. These senior notes mature on June 1, 2052.
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of the commercial paper notes, the remaining balance of $425.0 million of the 2024 Notes and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the three and six months ended June 30, 2022, we recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.
On September 30, 2021, the Company signed a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. The plant began commercial production in the first half of 2022. The Company expects the transaction, which is subject to customary closing conditions, to close in the second half of 2022.
Net current assets were $1.57 billion and $133.6 million at June 30, 2022 and December 31, 2021, respectively. The increase is primarily due to increases in cash and cash equivalents from the issuance of the 2022 Notes, as well as increased inventory and accounts receivable balances from higher lithium pricing. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 24, 2022, we increased our quarterly dividend rate to $0.395 per share, an increase from the quarterly rate of $0.39 per share paid in 2021. On May 3, 2022, we declared a cash dividend of $0.395, which was paid on July 1, 2022 to shareholders of record at the close of business as of June 10, 2022.
At June 30, 2022 and December 31, 2021, our cash and cash equivalents included $367.2 million and $374.0 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first six months of 2022 or 2021.
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
Long-Term Debt
We currently have the following notes outstanding:

Issue Month/Year	Principal (in millions)	Interest Rate	Interest Payment Dates	Maturity Date
November 2019	€371.7	1.125%	November 25	November 25, 2025
May 2022(a)	$650.0	4.65%	June 1 and December 1	June 1, 2027
November 2019	€500.0	1.625%	November 25	November 25, 2028
November 2019(a)	$171.6	3.45%	May 15 and November 15	November 15, 2029
May 2022(a)	$600.0	5.05%	June 1 and December 1	June 1, 2032
November 2014(a)	$350.0	5.45%	June 1 and December 1	December 1, 2044
May 2022(a)	$450.0	5.65%	June 1 and December 1	June 1, 2052
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
Our revolving, unsecured credit agreement dated as of June 21, 2018, as amended on August 14, 2019, May 11, 2020 and December 10, 2021 (the “2018 Credit Agreement”), currently provides for borrowings of up to $1.0 billion and matures on August 9, 2024. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on an average LIBOR for deposits in the relevant currency plus an applicable margin which ranges from 0.910% to 1.500%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). The applicable margin on the facility was 1.125% as of June 30, 2022. As of June 30, 2022 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into the $1.2 billion 2019 Credit Facility with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021. The lenders’ commitment to provide new loans under the amended 2019 Credit Facility permits up to four borrowings by the Company in an aggregate amount equal to $750 million. The 2019 Credit Facility terminates on December 9, 2022, with each such loan maturing 364 days after the funding of such loan. The Company can request that the maturity date of loans be extended for a period of up to four additional years, but any such extension is subject to the approval of the lenders. At the option of the

Company, the borrowings under the 2019 Credit Facility bear interest at variable rates based on either the base rate or LIBOR for deposits in U.S. dollars, in each case plus an applicable margin which ranges from 0.000% to 0.375% for base rate borrowings or 0.875% to 1.375% for LIBOR borrowings, depending on the Company’s credit rating from S&P, Moody’s and Fitch. The applicable margin on the 2019 Credit Facility was 1.125% as of June 30, 2022. As of June 30, 2022 there was $250 million outstanding under the 2019 Credit Facility.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The Credit Agreements are available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the Credit Agreements and the Commercial Paper Notes will not exceed the $1.75 billion current maximum amount available under the Credit Agreements. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. There were no Commercial Paper Notes outstanding at June 30, 2022.
The non-current portion of our long-term debt amounted to $3.21 billion at June 30, 2022, compared to $2.00 billion at December 31, 2021. In addition, at June 30, 2022, we had availability to borrow $1.5 billion under our commercial paper program and the Credit Agreements, and $200.7 million under other existing lines of credit, subject to various financial covenants under our Credit Agreements. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the Credit Agreements, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at June 30, 2022, we were, and currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $87.5 million at June 30, 2022. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed based on our ordinary business activities and projected capital expenditures noted above from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the debt issued and repaid in the second quarter of 2022, as noted above. Following the debt issuance and repayments, our annual maturities of long-term debt at June 30, 2022 and our expected interest payment on those long-term debt obligations are as follows (in millions):

	Maturities of Long-term Debt	Expected Interest Payments
Remainder of 2022	$1.3	$73.2
2023	250.0	126.2
2024	—	124.5
2025	399.2	124.1
2026	—	119.8
Thereafter	2,837.1	1,104.8
Total expected 2022 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $6.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2022.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $27.9 million at June 30, 2022 and $27.7 million at December 31, 2021. Related assets for corresponding offsetting benefits recorded in Other assets totaled $32.4 million at June 30, 2022 and $32.9 million at December 31, 2021. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2022 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Our growth investments include the recently announced signing of a definitive agreement to acquire all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. We expect the transaction, which is subject to customary closing conditions, to close in the second half of 2022. In addition, we announced agreements for strategic investments in China with plans to build two battery grade lithium conversion plants, Meishan and Zhangjiagang, each initially targeting 50,000 metric tons per year. At Meishan, construction is currently underway and is expected to be complete by the end of 2024. The Zhangjiagang plant is currently in engineering.

Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions and reduced capital availability. The COVID-19 pandemic has not had a material impact on our liquidity to date; however, we cannot predict the overall impact in terms of cash flow generation as that will depend on the length and severity of the outbreak and its impact. As a result, we are planning for various economic scenarios and actively monitoring our balance sheet to maintain the financial flexibility needed.
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
In addition, as first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and the DPP, and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC and DOJ about a potential resolution of these matters..
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
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2025, we believe we have, and will be able to maintain, a solid liquidity position.

We had cash and cash equivalents totaling $930.6 million at June 30, 2022, of which $367.2 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Net sales(a)	$1,111,073	$1,412,913
Gross profit	138,450	241,739
Loss before income taxes and equity in net income of unconsolidated investments(b)(c)	(228,290)	(607,995)
Net loss attributable to the Parent Guarantor and the Issuer	(290,545)	(558,342)
(a)    Includes net sales to Non-Guarantors of $683.3 million and $715.6 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $62.0 million and $114.3 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively.

(c)    The year ended December 31, 2021 includes the Parent Guarantor’s portion of the gain on sale of the FCS business on June 1, 2021 and the loss for the legacy Rockwood legal matter. In addition, includes Issuer’s loss related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.

Summarized Balance Sheet

$ in thousands	June 30, 2022	December 31, 2021
Current assets(a)	$1,336,194	$961,003
Net property, plant and equipment	3,122,776	2,979,034
Other noncurrent assets	528,795	534,695

Current liabilities(b)	$1,808,299	$2,329,212
Long-term debt	2,259,166	1,002,009
Other noncurrent liabilities(c)	7,179,341	7,008,857
(a)    Includes receivables from Non-Guarantors of $303.5 million and $466.6 million at June 30, 2022 and December 31, 2021, respectively.
(b)    Includes current payables to Non-Guarantors of $900.4 million and $1.11 billion at June 30, 2022 and December 31, 2021, respectively.
(c)    Includes noncurrent payables to Non-Guarantors of $6.65 billion and $6.45 billion at June 30, 2022 and December 31, 2021, respectively.

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
Albemarle Corporation Issued Notes
In March 2021, Albemarle New Holding GmbH (the “Subsidiary Guarantor”), a wholly owned subsidiary of Albemarle Corporation, added a full and unconditional guarantee (the “Upstream Guarantee”) to all securities of Albemarle Corporation (the “Parent Issuer”) issued and outstanding as of such date and, subject to the terms of the applicable amendment or supplement, securities issuable by the Parent Issuer pursuant to the Indenture, dated as of January 20, 2005, as amended and supplemented from time to time (the “Indenture”). No other direct or indirect subsidiaries of the Parent Issuer guarantee these securities (such subsidiaries are referred to as the “Upstream Non-Guarantors”). See Long-term debt section above for a description of the securities issued by the Parent Issuer.
The current securities outstanding under the Indenture, with the exception of the 2022 Notes, are the Parent Issuer’s unsecured and unsubordinated obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness. The 2022 Notes are the Parent Issuer’s general senior unsecured obligations, ranking equally in right of payment with all of the Parent Issuer’s existing and future senior unsecured indebtedness and senior to the Parent Issuer’s future subordinated indebtedness. The 2022 Notes are effectively subordinated to the Parent Issuer’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness and to the existing and future indebtedness and other liabilities of the Parent Issuer’s subsidiaries, including the Subsidiary Guarantor. With respect to any series of securities issued under the Indenture that is subject to the Upstream Guarantee (which series of securities does not include the 2022 Notes), the Upstream Guarantee is, and will be, an unsecured and unsubordinated obligation of the Subsidiary Guarantor, ranking pari passu with all other existing and future unsubordinated and unsecured indebtedness of the Subsidiary Guarantor.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Net sales(a)	$1,076,495	$1,412,913
Gross profit	134,901	259,314
Loss before income taxes and equity in net income of unconsolidated investments(b)	(181,554)	(368,737)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer(c)	(258,158)	(320,726)
(a)    Includes net sales to Non-Guarantors of $660.4 million and $715.6 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $44.0 million and $17.8 million for the six months ended June 30, 2022 and year ended December 31, 2021, respectively.
(c)    The year ended December 31, 2021 includes the Parent Issuer’s portion of gain on sale of the FCS business on June 1, 2021 and the loss for the legacy Rockwood legal matter.

Summarized Balance Sheet

$ in thousands	June 30, 2022	December 31, 2021
Current assets(a)	$1,363,599	$1,039,391
Net property, plant and equipment	795,558	754,818
Other non-current assets(b)	1,609,162	1,634,883

Current liabilities(c)	$1,714,959	$2,174,360
Long-term debt	2,949,300	1,755,026
Other noncurrent liabilities(d)	6,336,471	6,404,958
(a)    Includes receivables from Non-Guarantors of $372.2 million and $576.1 million at June 30, 2022 and December 31, 2021, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.12 billion and $1.11 billion at June 30, 2022 and December 31, 2021, respectively.
(c)    Includes current payables to Non-Guarantors of $897.2 million and $1.08 billion at June 30, 2022 and December 31, 2021, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.80 billion and $5.82 billion at June 30, 2022 and December 31, 2021, respectively.
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
We had variable interest rate borrowings of $264.0 million outstanding at June 30, 2022, bearing a weighted average interest rate of 2.59% and representing 8% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.6 million as of June 30, 2022. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $452.9 million and with a fair value representing a net asset position of $4.9 million at June 30, 2022. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2022, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $36.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $40.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2022, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.	Exhibits.
(a) Exhibits

4.1	Form of 4.650% Senior Notes due 2027 [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 13, 2022, and incorporated herein by reference].

4.2	Form of 5.050% Senior Notes due 2032 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on May 13, 2022, and incorporated herein by reference].

4.3	Form of 5.650% Senior Notes due 2052 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on May 13, 2022, and incorporated herein by reference].

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the six months ended June 30, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2022 and 2021, (iii) the Consolidated Balance Sheets at June 30, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 3, 2022	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)