Form 10-Q
period 2022-09-30
ALBEMARLE CORP
filed 2022-11-02
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2022: 117,152,794

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$2,091,805	$830,566	$4,699,126	$2,433,753
Cost of goods sold	1,047,991	581,293	2,625,858	1,672,376
Gross profit	1,043,814	249,273	2,073,268	761,377
Selling, general and administrative expenses	134,479	103,477	375,989	318,180
Research and development expenses	18,358	13,289	51,827	41,901
Loss (gain) on sale of business/interest in properties	—	984	8,400	(428,424)
Operating profit	890,977	131,523	1,637,052	829,720
Interest and financing expenses	(29,691)	(5,136)	(98,934)	(56,170)
Other income (expense), net	7,974	(643,196)	32,237	(631,870)
Income (loss) before income taxes and equity in net income of unconsolidated investments	869,260	(516,809)	1,570,355	141,680
Income tax expense (benefit)	196,938	(114,670)	366,486	14,422
Income (loss) before equity in net income of unconsolidated investments	672,322	(402,139)	1,203,869	127,258
Equity in net income of unconsolidated investments (net of tax)	258,884	27,706	449,476	62,215
Net income (loss)	931,206	(374,433)	1,653,345	189,473
Net income attributable to noncontrolling interests	(33,991)	(18,348)	(95,974)	(61,977)
Net income (loss) attributable to Albemarle Corporation	$897,215	$(392,781)	$1,557,371	$127,496
Basic earnings (loss) per share	$7.66	$(3.36)	$13.30	$1.10
Diluted earnings (loss) per share	$7.61	$(3.36)	$13.23	$1.10
Weighted-average common shares outstanding – basic	117,136	116,965	117,106	115,455
Weighted-average common shares outstanding – diluted	117,869	116,965	117,749	116,140
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$931,206	$(374,433)	$1,653,345	$189,473
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(200,520)	(39,274)	(324,230)	(46,852)
Net investment hedge	—	—	—	5,110
Cash flow hedge	(9,652)	214	(8,144)	(563)
Interest rate swap	—	651	7,399	1,951
Total other comprehensive loss, net of tax	(210,172)	(38,409)	(324,975)	(40,354)
Comprehensive income (loss)	721,034	(412,842)	1,328,370	149,119
Comprehensive income attributable to noncontrolling interests	(33,990)	(18,374)	(95,858)	(61,927)
Comprehensive income (loss) attributable to Albemarle Corporation	$687,044	$(431,216)	$1,232,512	$87,192
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,382,803	$439,272
Trade accounts receivable, less allowance for doubtful accounts (2022 – $2,495; 2021 – $2,559)	1,035,117	556,922
Other accounts receivable	135,709	66,184
Inventories	1,614,299	798,620
Other current assets	129,043	132,683
Total current assets	4,296,971	1,993,681
Property, plant and equipment, at cost	8,713,771	8,074,746
Less accumulated depreciation and amortization	2,288,664	2,165,130
Net property, plant and equipment	6,425,107	5,909,616
Investments	1,158,535	912,008
Other assets	217,057	252,239
Goodwill	1,467,848	1,597,627
Other intangibles, net of amortization	262,984	308,947
Total assets	$13,828,502	$10,974,118
Liabilities And Equity
Current liabilities:
Accounts payable	$1,651,866	$647,986
Accrued expenses	385,327	763,293
Current portion of long-term debt	251,216	389,920
Dividends payable	46,098	45,469
Income taxes payable	153,444	27,667
Total current liabilities	2,487,951	1,874,335
Long-term debt	3,118,753	2,004,319
Postretirement benefits	42,681	43,693
Pension benefits	187,498	229,187
Other noncurrent liabilities	597,980	663,698
Deferred income taxes	429,012	353,279
Commitments and contingencies (Note 10)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 117,145 in 2022 and 117,015 in 2021	1,171	1,170
Additional paid-in capital	2,933,659	2,920,007
Accumulated other comprehensive loss	(717,309)	(392,450)
Retained earnings	4,515,115	3,096,539
Total Albemarle Corporation shareholders’ equity	6,732,636	5,625,266
Noncontrolling interests	231,991	180,341
Total equity	6,964,627	5,805,607
Total liabilities and equity	$13,828,502	$10,974,118
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at June 30, 2022	117,121,748	$1,171	$2,927,086	$(507,138)	$3,664,172	$6,085,291	$215,684	$6,300,975
Net income					897,215	897,215	33,991	931,206
Other comprehensive loss				(210,171)		(210,171)	(1)	(210,172)
Cash dividends declared, $0.395 per common share					(46,272)	(46,272)	(17,683)	(63,955)
Stock-based compensation			7,405			7,405		7,405
Exercise of stock options	8,377	—	735			735		735
Issuance of common stock, net	21,597	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(6,358)	—	(1,567)			(1,567)		(1,567)
Balance at September 30, 2022	117,145,364	$1,171	$2,933,659	$(717,309)	$4,515,115	$6,732,636	$231,991	$6,964,627

Balance at June 30, 2021	116,944,511	$1,169	$2,907,981	$(328,001)	$3,584,400	$6,165,549	$200,222	$6,365,771
Net (loss) income					(392,781)	(392,781)	18,348	(374,433)
Other comprehensive (loss) income				(38,435)		(38,435)	26	(38,409)
Cash dividends declared, $0.39 per common share					(45,620)	(45,620)	(17,480)	(63,100)
Stock-based compensation			4,203			4,203		4,203
Fees related to the public issuance of common stock			23			23		23
Exercise of stock options	22,226	1	1,884			1,885		1,885
Issuance of common stock, net	12,688	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(3,107)	—	(708)			(708)		(708)
Balance at September 30, 2021	116,976,318	$1,170	$2,913,383	$(366,436)	$3,145,999	$5,694,116	$201,116	$5,895,232

Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					1,557,371	1,557,371	95,974	1,653,345
Other comprehensive loss				(324,859)		(324,859)	(116)	(324,975)
Cash dividends declared, $1.19 per common share					(138,795)	(138,795)	(44,208)	(183,003)
Stock-based compensation			24,213			24,213		24,213
Exercise of stock options	16,166	—	1,203			1,203		1,203
Issuance of common stock, net	176,293	2	385			387		387
Withholding taxes paid on stock-based compensation award distributions	(62,428)	(1)	(12,149)			(12,150)		(12,150)
Balance at September 30, 2022	117,145,364	$1,171	$2,933,659	$(717,309)	$4,515,115	$6,732,636	$231,991	$6,964,627

Balance at December 31, 2020	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					127,496	127,496	61,977	189,473
Other comprehensive loss				(40,304)		(40,304)	(50)	(40,354)
Cash dividends declared, $1.17 per common share					(136,749)	(136,749)	(61,178)	(197,927)
Stock-based compensation			13,981			13,981		13,981
Fees related to public issuance of common stock			(888)			(888)		(888)
Exercise of stock options	263,875	3	16,217			16,220		16,220
Issuance of common stock, net	9,918,778	99	1,453,789			1,453,888		1,453,888
Withholding taxes paid on stock-based compensation award distributions	(48,704)	(1)	(7,754)			(7,755)		(7,755)
Balance at September 30, 2021	116,976,318	$1,170	$2,913,383	$(366,436)	$3,145,999	$5,694,116	$201,116	$5,895,232
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash and cash equivalents at beginning of year	$439,272	$746,724
Cash flows from operating activities:
Net income	1,653,345	189,473
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	215,280	185,765
Loss (gain) on sale of business/investment in properties	8,400	(428,424)
Stock-based compensation and other	24,649	14,668
Equity in net income of unconsolidated investments (net of tax)	(449,476)	(62,215)
Dividends received from unconsolidated investments and nonmarketable securities	350,895	43,374
Pension and postretirement benefit	(12,299)	(12,451)
Pension and postretirement contributions	(10,929)	(24,145)
Unrealized gain on investments in marketable securities	3,864	(3,912)
Loss on early extinguishment of debt	19,219	28,955
Deferred income taxes	77,968	(38,924)
Working capital changes	(1,004,236)	456,405
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	115,969	135,928
Other, net	(37,047)	6,089
Net cash provided by operating activities	955,602	490,586
Cash flows from investing activities:
Capital expenditures	(815,934)	(652,739)
Cash proceeds from divestitures, net	—	289,791
Sales of marketable securities, net	3,132	4,407
Investments in equity and other corporate investments	(507)	(286)
Net cash used in investing activities	(813,309)	(358,827)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,453,888
Repayments of long-term debt and credit agreements	(455,000)	(1,173,823)
Proceeds from borrowings of long-term debt and credit agreements	1,964,216	—
Other debt repayments, net	(391,067)	(327,292)
Fees related to early extinguishment of debt	(9,767)	(24,877)
Dividends paid to shareholders	(138,165)	(132,236)
Dividends paid to noncontrolling interests	(44,208)	(61,178)
Proceeds from exercise of stock options	1,590	16,220
Withholding taxes paid on stock-based compensation award distributions	(12,150)	(7,755)
Other	(4,198)	(1,384)
Net cash provided by (used in) financing activities	911,251	(258,437)
Net effect of foreign exchange on cash and cash equivalents	(110,013)	(24,997)
Increase in cash and cash equivalents	943,531	(151,675)
Cash and cash equivalents at end of period	$1,382,803	$595,049
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of September 30, 2022 and December 31, 2021, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three- and nine-month periods ended September 30, 2022 and 2021 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2022 and 2021. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission (“SEC”) on February 22, 2022. The December 31, 2021 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-and nine-month periods ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
Interest and financing expenses for the nine-month period ended September 30, 2022 include an expense of $17.5 million for the correction of out-of-period errors regarding overstated capitalized interest values in prior periods. For the years ended December 31, 2021, 2020 and 2019, Interest expense was understated by $11.4 million, $5.5 million and $0.6 million, respectively. The Company does not believe these adjustments are material to the consolidated financial statements for any of the prior periods presented or to the nine-month period ended September 30, 2022, in which they were corrected.

NOTE 2—Acquisitions:
On October 25, 2022 the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
As this acquisition was completed on October 25, 2022, the preliminary fair value of the assets acquired and liabilities assumed are not recorded in the Company’s consolidated balance sheet as of September 30, 2022. The preliminary fair value of these assets and liabilities, as well as the results of operations of this acquisition, will be recorded in the fourth quarter of 2022. The Company has not completed the detailed valuation work necessary to arrive at the required estimates of the fair value of the assets acquired and liabilities assumed and the related allocation of purchase price.

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
As part of the transaction, Grace acquired our manufacturing facilities located in South Haven, Michigan and Tyrone, Pennsylvania. The sale of the FCS business reflects the Company’s commitment to investing in its core, growth-oriented business segments. During the nine-month period ended September 30, 2021, we recorded a gain of $428.4 million ($330.9 million after income taxes) related to the sale of this business. Historical financial statements include results from this business until divested on June 1, 2021.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine months ended September 30, 2022 (in thousands):

	Lithium	Bromine	Catalysts	Total
Balance at December 31, 2021	$1,394,182	$20,319	$183,126	$1,597,627
Foreign currency translation adjustments	(103,887)	—	(25,892)	(129,779)
Balance at September 30, 2022	$1,290,295	$20,319	$157,234	$1,467,848

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine months ended September 30, 2022 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2021	$428,379	$17,883	$57,313	$36,705	$540,280
Additions	—	—	—	3,813	3,813
Retirements	—	(4,253)	(16,206)	(5,844)	(26,303)
Foreign currency translation adjustments and other	(45,283)	(1,300)	(4,902)	(3,610)	(55,095)
Balance at September 30, 2022	$383,096	$12,330	$36,205	$31,064	$462,695
Accumulated Amortization
Balance at December 31, 2021	$(163,283)	$(7,983)	$(39,796)	$(20,271)	$(231,333)
Amortization	(15,756)	—	(1,017)	(676)	(17,449)
Retirements	—	4,253	16,206	5,844	26,303
Foreign currency translation adjustments and other	17,618	365	3,148	1,637	22,768
Balance at September 30, 2022	$(161,421)	$(3,365)	$(21,459)	$(13,466)	$(199,711)
Net Book Value at December 31, 2021	$265,096	$9,900	$17,517	$16,434	$308,947
Net Book Value at September 30, 2022	$221,675	$8,965	$14,746	$17,598	$262,984
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 5—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2022 was 22.7% and 23.3%, respectively, compared to 22.2% and 10.2% for the three-month and nine-month periods ended September 30, 2021, respectively. The three- and nine-month periods ended September 30, 2022 included a tax benefit related to global intangible low-taxed income, and net discrete tax benefits related to excess tax benefits realized from stock-based compensation arrangements and foreign return to provisions. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The three- and nine-month periods ended September 30, 2021 included a tax benefit of $152.9 million related to an accrual recorded as a subsequent event for the settlement of an arbitration ruling for a prior legal matter in October 2021. See Note 10, “Commitments and Contingencies,” for further details of this legal matter. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three- and nine-month periods ended September 30, 2022 was impacted by a variety of factors, primarily global intangible low-taxed income and the location in which income was earned, and an uncertain tax position recorded in Chile. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2021 was impacted by a variety of factors, primarily global intangible low-taxed income, the location in which income was earned. In addition, the three- and nine-month periods ended September 30, 2021 includes a $97.5 million tax expense recorded for the gain on the sale of the FCS business, offset by the tax benefit for the settlement of the arbitration ruling noted above and a benefit from foreign rate differences.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 6—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2022 and 2021 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic earnings per share
Numerator:
Net income (loss) attributable to Albemarle Corporation	$897,215	$(392,781)	$1,557,371	$127,496
Denominator:
Weighted-average common shares for basic earnings per share	117,136	116,965	117,106	115,455
Basic earnings (loss) per share	$7.66	$(3.36)	$13.30	$1.10
Diluted earnings per share
Numerator:
Net income (loss) attributable to Albemarle Corporation	$897,215	$(392,781)	$1,557,371	$127,496
Denominator:
Weighted-average common shares for basic earnings per share	117,136	116,965	117,106	115,455
Incremental shares under stock compensation plans	733	—	643	685
Weighted-average common shares for diluted earnings per share	117,869	116,965	117,749	116,140
Diluted earnings (loss) per share	$7.61	$(3.36)	$13.23	$1.10
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
On July 18, 2022, the Company declared a cash dividend of $0.395, an increase from the prior year regular quarterly dividend. This dividend was paid on October 3, 2022 to shareholders of record at the close of business as of September 16, 2022. On October 24, 2022, the Company declared a cash dividend of $0.395 per share, which is payable on January 3, 2023 to shareholders of record at the close of business as of December 16, 2022.
NOTE 7—Inventories:
The following table provides a breakdown of inventories at September 30, 2022 and December 31, 2021 (in thousands):

	September 30,	December 31,
	2022	2021
Finished goods	$1,244,674	$459,536
Raw materials and work in process(a)	277,594	259,221
Stores, supplies and other	92,031	79,863
Total	$1,614,299	$798,620

(a)Included $132.1 million and $149.4 million at September 30, 2022 and December 31, 2021, respectively, of work in process in our Lithium segment.

NOTE 8—Investments:
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Talison”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
amount of our 49% equity interest in Windfield, which is our most significant VIE, was $706.5 million and $476.6 million at September 30, 2022 and December 31, 2021, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs of which the Company is not the primary beneficiary was $7.2 million at September 30, 2022 and $8.0 million at December 31, 2021. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
Effective September 30, 2022 the Company began recording the balance of deferred profits on sales from its equity method investments to the Company to Inventories, specifically finished goods. Historically this balance was recorded in Investments in the consolidated balance sheets. As a result, the historical balances have been reclassified to reflect the current period presentation. This change in presentation was made to better align the location of these deferred profits with their respective inventory balances until they are sold to a third party. Deferred profits from equity method investments totaled $222.1 million and $14.3 million as of September 30, 2022 and December 31, 2021, respectively, with the increase primarily driven by increased pricing and volume of sales from the Talison joint venture. There was no impact to the statements of income, comprehensive (loss) income, changes in equity or cash flows for any period as a result of this change in presentation. In addition, the Company does not believe this change in presentation is material to the consolidated financial statements for any prior period.
As part of the proceeds from the sale of the FCS business on June 1, 2021, Grace issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning two years after issuance. This preferred equity had a fair value of $253.7 million and $246.5 million at September 30, 2022 and December 31, 2021, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 9—Long-Term Debt:
Long-term debt at September 30, 2022 and December 31, 2021 consisted of the following (in thousands):

	September 30,	December 31,
	2022	2021
1.125% notes due 2025	$361,818	$426,571
1.625% notes due 2028	479,700	565,550
3.45% Senior notes due 2029	171,612	171,612
4.15% Senior notes due 2024	—	425,000
4.65% Senior notes due 2027	650,000	—
5.05% Senior notes due 2032	600,000	—
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	—
Credit facilities	250,000	—
Commercial paper notes	—	388,500
Variable-rate foreign bank loans	2,763	5,226
Finance lease obligations	71,975	75,431
Other	11,252	—
Unamortized discount and debt issuance costs	(29,151)	(13,651)
Total long-term debt	3,369,969	2,394,239
Less amounts due within one year	251,216	389,920
Long-term debt, less current portion	$3,118,753	$2,004,319
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of the commercial paper notes, the remaining balance of $425.0 million of the 4.15% Senior Notes due 2024 (the “2024 Notes”) and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the nine-month period ended September 30, 2022, the Company recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. This credit agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.91% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin.
During the second quarter of 2022 the Company drew $250 million under the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020 and again on December 10, 2021 (the “2019 Credit Facility”) for general corporate purposes. The applicable margin on the 2019 Credit Facility was 1.125% at September 30, 2022. On October 24, 2022, the 2019 Credit Facility was terminated, with the outstanding balance of $250 million repaid using cash on hand.
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
Prior to repayment in the first quarter of 2021, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of the net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, we recorded a gain of $5.1 million (net of income taxes) during the nine-month period ended September 30, 2021 in accumulated other comprehensive loss.

NOTE 10—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the nine months ended September 30, 2022 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Beginning balance at December 31, 2021	$46,617
Expenditures	(2,495)
Accretion of discount	777
Additions and changes in estimates	2,811
Foreign currency translation adjustments and other	(3,533)
Ending balance at September 30, 2022	44,177
Less amounts reported in Accrued expenses	9,496
Amounts reported in Other noncurrent liabilities	$34,681
Environmental remediation liabilities included discounted liabilities of $37.3 million and $39.7 million at September 30, 2022 and December 31, 2021, respectively, discounted at rates with a weighted-average of 3.5%, and with the undiscounted amount totaling $65.2 million and $70.0 million at September 30, 2022 and December 31, 2021, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $9 million before income taxes, in excess of amounts already recorded.
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
On February 6, 2017, Huntsman International LLC (“Huntsman”), a subsidiary of Huntsman Corporation, filed a lawsuit in New York state court against Rockwood Holdings, Inc. (“Rockwood”), Rockwood Specialties, Inc., certain former executives of Rockwood and its subsidiaries, Seifollah Ghasemi, Thomas Riordan, Andrew Ross, and Michael Valente, and Albemarle. The lawsuit arises out of Huntsman’s acquisition of certain Rockwood subsidiaries in connection with a stock purchase agreement (the “SPA”), dated September 17, 2013. Before that transaction closed on October 1, 2014, Albemarle began discussions with Rockwood to purchase all outstanding equity of Rockwood and did so in a transaction that closed on January 12, 2015. Huntsman’s complaint asserted that certain technology that Rockwood had developed for a production facility in Augusta, Georgia, and which was among the assets that Huntsman acquired pursuant to the SPA, did not work, and that Rockwood and the defendant executives had intentionally misled Huntsman about that technology in connection with the Huntsman-Rockwood transaction. The complaint asserted claims for, among other things, fraud, negligent misrepresentation, and breach of the SPA, and sought certain costs for completing construction of the production facility.
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. The second and final payment of $332.5 million was made in May 2022. As a result, the consolidated statements of income for the three- and nine-month periods ended September 30, 2021, included a loss of $657.4 million ($504.5 million net of income tax), inclusive of estimated possible legal fees incurred by Huntsman and other related obligations, to reflect the increase in liabilities for this legal matter.
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC, DOJ and DPP about a potential resolution of these matters.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $55.8 million and $66.8 million at September 30, 2022 and December 31, 2021, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$11,456	$13,807	$32,657	$32,954
Finance lease cost:
Amortization of right of use assets	952	153	2,354	466
Interest on lease liabilities	826	722	2,519	2,229
Total finance lease cost	1,778	875	4,873	2,695

Short-term lease cost	4,171	2,949	10,141	7,729
Variable lease cost	3,179	2,441	5,810	6,619
Total lease cost	$20,584	$20,072	$53,481	$49,997
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2022 and 2021 is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,201	$24,462
Operating cash flows from finance leases	2,360	1,295
Financing cash flows from finance leases	999	471
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,378	57,136

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2022 and December 31, 2021 is as follows (in thousands, except as noted):

	September 30, 2022	December 31, 2021
Operating leases:
Other assets	$130,257	$154,741

Accrued expenses	30,039	31,603
Other noncurrent liabilities	102,198	126,997
Total operating lease liabilities	132,237	158,600
Finance leases:
Net property, plant and equipment	70,968	75,302

Current portion of long-term debt(a)	3,723	3,768
Long-term debt	70,758	74,011
Total finance lease liabilities	74,481	77,779
Weighted average remaining lease term (in years):
Operating leases	13.7	12.9
Finance leases	24.5	24.5
Weighted average discount rate (%):
Operating leases	3.60%	3.44%
Finance leases	4.41%	4.47%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at September 30, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2022	$9,376	$1,470
2023	33,845	5,879
2024	21,552	5,879
2025	12,328	5,879
2026	9,977	5,303
Thereafter	121,460	96,580
Total lease payments	208,538	120,990
Less imputed interest	76,301	46,509
Total	$132,237	$74,481

NOTE 12—Segment Information:
During 2022, the Company’s three reportable segments include: (1) Lithium; (2) Bromine; and (3) Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligns with the markets and customers we serve through each of the segments. This structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. In August 2022, the Company announced plans to realign its Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, the Company announced its decision to retain its Catalysts business under a separate, wholly-owned subsidiary. The realignment is expected to be completed in the first quarter of 2023, and will

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
result in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Catalysts. The Company will continue to report its segments in its current structure until the new structure becomes effective.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(In thousands)		(In thousands)
Net sales:
Lithium	$1,501,073	$359,229	$2,942,861	$958,539
Bromine	354,908	277,783	1,092,239	837,978
Catalysts	235,824	193,554	664,026	562,141
All Other	—	—	—	75,095
Total net sales	$2,091,805	$830,566	$4,699,126	$2,433,753

Adjusted EBITDA:
Lithium	$1,111,243	$125,416	$1,915,066	$341,293
Bromine	106,958	86,012	371,875	273,298
Catalysts	4,635	33,103	31,337	79,694
All Other	—	—	—	29,858
Corporate	(32,870)	(26,962)	(86,173)	(81,892)
Total adjusted EBITDA	$1,189,966	$217,569	$2,232,105	$642,251

See below for a reconciliation of adjusted EBITDA, a non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Lithium	Bromine	Catalysts	All Other	Corporate	Consolidated Total
Three months ended September 30, 2022
Net income (loss) attributable to Albemarle Corporation	$1,063,426	$93,186	$(12,473)	$—	$(246,924)	$897,215
Depreciation and amortization	47,758	13,772	12,689	—	3,494	77,713
Acquisition and integration related costs(a)	—	—	—	—	2,145	2,145
Interest and financing expenses	—	—	—	—	29,691	29,691
Income tax expense	—	—	—	—	196,938	196,938
Non-operating pension and OPEB items	—	—	—	—	(5,027)	(5,027)
Other(b)	59	—	4,419	—	(13,187)	(8,709)
Adjusted EBITDA	$1,111,243	$106,958	$4,635	$—	$(32,870)	$1,189,966
Three months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$92,449	$73,409	$20,039	$—	$(578,678)	$(392,781)
Depreciation and amortization	34,256	12,603	13,064	—	2,159	62,082
Restructuring and other(c)	—	—	—	—	754	754
Gain on sale of business(d)	—	—	—	—	984	984
Acquisition and integration related costs(a)	—	—	—	—	1,553	1,553
Interest and financing expenses	—	—	—	—	5,136	5,136
Income tax expense	—	—	—	—	(114,670)	(114,670)
Non-operating pension and OPEB items	—	—	—	—	(5,471)	(5,471)
Legal accrual(e)	—	—	—	—	657,412	657,412
Other(f)	(1,289)	—	—	—	3,859	2,570
Adjusted EBITDA	$125,416	$86,012	$33,103	$—	$(26,962)	$217,569
Nine months ended September 30, 2022
Net income (loss) attributable to Albemarle Corporation	$1,777,214	$332,208	$(11,867)	$—	$(540,184)	$1,557,371
Depreciation and amortization	128,786	39,667	38,785	—	8,042	215,280
Loss on sale of interest in properties(g)	8,400	—	—	—	—	8,400
Acquisition and integration related costs(a)	—	—	—	—	9,244	9,244
Interest and financing expenses(h)	—	—	—	—	98,934	98,934
Income tax expense	—	—	—	—	366,486	366,486
Non-operating pension and OPEB items	—	—	—	—	(15,345)	(15,345)
Other(b)	666	—	4,419	—	(13,350)	(8,265)
Adjusted EBITDA	$1,915,066	$371,875	$31,337	$—	$(86,173)	$2,232,105
Nine months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$237,293	$235,670	$41,401	$27,988	$(414,856)	$127,496
Depreciation and amortization	99,559	37,628	38,293	1,870	8,415	185,765
Restructuring and other(c)	—	—	—	—	2,294	2,294
Gain on sale of business(d)	—	—	—	—	(428,424)	(428,424)
Acquisition and integration related costs(a)	—	—	—	—	5,629	5,629
Interest and financing expenses(h)	—	—	—	—	56,170	56,170
Income tax expense	—	—	—	—	14,422	14,422
Non-operating pension and OPEB items	—	—	—	—	(16,407)	(16,407)
Legal accrual(e)	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(i)	—	—	—	—	20,000	20,000
Other(f)	4,441	—	—	—	13,453	17,894
Adjusted EBITDA	$341,293	$273,298	$79,694	$29,858	$(81,892)	$642,251
(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(b)Included amounts for the three months ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment.
•SG&A - $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment and $1.3 million primarily related to facility closure expenses of offices in Germany.
•Other income, net - $10.6 million net gain related to the fair value adjustment of equity securities in a public company, a $3.0 million gain from the reversal of a liability related to a previous divestiture and $1.1 million of gain resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the nine months ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment, and $0.5 million related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $3.2 million primarily related to facility closure expenses of offices in Germany, $2.8 million of charges for environmental reserves at sites not part of our operations and $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review, partially offset by $4.3 million of gains from the sale of legacy properties not part of our operations.
•Other income, net - $10.6 million net gain related to the fair value adjustment of equity securities in a public company, a $3.0 million gain from the reversal of a liability related to a previous divestiture, $1.1 million of gain resulting from the adjustment of indemnification related to previously disposed businesses and a $0.6 million gain related to a settlement received from a legal matter in a prior period.
(c)In 2021, the Company recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.
(d)See Note 3, “Divestitures,” for additional information.
(e)Loss recorded in Other expense, net in the three and nine months ended September 30, 2021 related to the settlement of an arbitration ruling for a prior legal matter. See Note 10, “Commitments and Contingencies,” for further details.
(f)Included amounts for the three months ended September 30, 2021 recorded in:
•SG&A - $2.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $0.1 million of loss resulting from the adjustment of indemnification related to previously disposed businesses.
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
•Other income, net - $3.7 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(g)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to Mineral Resources Limited (“MRL”), which maintains a 40% ownership interest in these Kemerton assets.
(h)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million and $29.0 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 9, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the nine months ended September 30, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Basis of Presentation,” for further details.
(i)Included in SG&A is a charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, a non-profit organization that sponsors grants, health and social projects, educational initiatives, disaster relief, matching gift programs, scholarships and other charitable initiatives in locations where the Company’s employees live and the Company operates. This contribution is in addition to the normal annual contribution made to the Albemarle Foundation by the Company, and is significant in size and nature in that it is intended to provide more long-term benefits in these communities.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Pension Benefits Cost (Credit):
Service cost	$959	$1,425	$2,914	$3,776
Interest cost	5,530	5,113	16,703	15,352
Expected return on assets	(10,884)	(10,893)	(33,028)	(32,687)
Amortization of prior service benefit	21	29	68	87
Total net pension benefits credit	$(4,374)	$(4,326)	$(13,343)	$(13,472)
Postretirement Benefits Cost:
Service cost	$21	$31	$64	$93
Interest cost	327	309	980	928
Total net postretirement benefits cost	$348	$340	$1,044	$1,021
Total net pension and postretirement benefits credit	$(4,026)	$(3,986)	$(12,299)	$(12,451)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month and nine-month periods ended September 30, 2022, the Company made contributions of $2.5 million and $8.9 million, respectively, to its qualified and nonqualified pension plans. During the three-month and nine-month periods ended September 30, 2021, the Company made contributions of $3.2 million and $22.1 million, respectively, to its qualified and nonqualified pension plans. The contributions made in 2021 included deferred contributions from the prior year resulting from uncertainty during the COVID-19 pandemic.
The Company paid $0.7 million and $2.1 million in premiums to the U.S. postretirement benefit plan during the three-month and nine-month periods ended September 30, 2022, respectively. During the three-month and nine-month periods ended September 30, 2021, the Company paid $0.7 million and $2.1 million, respectively, in premiums to the U.S. postretirement benefit plan.

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

	September 30, 2022		December 31, 2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,393,136	$3,091,805	$2,405,021	$2,593,590
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $101.6 million and $36.5 million at September 30, 2022 and December 31, 2021, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2022 and December 31, 2021, we had outstanding non-designated foreign currency forward contracts with notional values totaling $2,057.7 million and $618.1 million, respectively, hedging our exposure to various currencies including the Chilean Peso, Euro, Chinese Renminbi, Japanese Yen, Australian Dollar and Singapore Dollar.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022		December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$—	$—	$237	$—
Accrued expenses	—	9,169	—	57
Total designated as hedging instruments	—	9,169	237	57
Not designated as hedging instruments
Other current assets	4,968	—	2,901	—
Accrued expenses	—	50	—	248
Total not designated as hedging instruments	4,968	50	2,901	248
Total	$4,968	$9,219	$3,138	$305

The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and nine-month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Designated as hedging instruments
(Loss) income recognized in Other comprehensive loss	$(9,653)	$214	$(8,144)	$(563)
Not designated as hedging instruments
(Loss) income recognized in Other income, net(a)	$(9,056)	$(1,199)	$(36,326)	$658
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the nine-month periods ended September 30, 2022 and 2021, we recorded net cash (settlements) receipts of ($38.6) million and $0.8 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$253,701	$—	$—	$253,701
Investments under executive deferred compensation plan(b)	$25,495	$25,495	$—	$—
Public equity securities(c)	$12,197	$12,197	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,716	$—	$—	$—
Foreign currency forward contracts(f)	$4,968	$—	$4,968	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$25,495	$25,495	$—	$—
Foreign currency forward contracts(f)	$9,219	$—	$9,219	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$246,517	$—	$—	$246,517
Investments under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,696	$—	$—	$—
Foreign currency forward contracts(f)	$3,138	$—	$3,138	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Foreign currency forward contracts(f)	$305	$—	$305	$—
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income (expense), net, in our consolidated statements of income.
(d)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other income (expense), net, in our consolidated statements of income.
(e)Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.
(f)As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 14, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2021	$246,517
Fair value adjustment	(2,368)
Accretion of discount	9,552
Ending balance at September 30, 2022	$253,701

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 16—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Three months ended September 30, 2022
Balance at June 30, 2022	$(515,269)	$—	$8,131	$—	$(507,138)
Other comprehensive loss before reclassifications	(200,538)	—	(9,652)	—	(210,190)
Amounts reclassified from accumulated other comprehensive loss	18	—	—	—	18
Other comprehensive loss, net of tax	(200,520)	—	(9,652)	—	(210,172)
Other comprehensive income attributable to noncontrolling interests	1	—	—	—	1
Balance at September 30, 2022	$(715,788)	$—	$(1,521)	$—	$(717,309)
Three months ended September 30, 2021
Balance at June 30, 2021	$(324,951)	$—	$5,672	$(8,722)	$(328,001)
Other comprehensive (loss) income before reclassifications	(39,295)	—	214	—	(39,081)
Amounts reclassified from accumulated other comprehensive loss	21	—	—	651	672
Other comprehensive (loss) income, net of tax	(39,274)	—	214	651	(38,409)
Other comprehensive loss attributable to noncontrolling interests	(26)	—	—	—	(26)
Balance at September 30, 2021	$(364,251)	$—	$5,886	$(8,071)	$(366,436)
Nine months ended September 30, 2022
Balance at December 31, 2021	$(391,674)	$—	$6,623	$(7,399)	$(392,450)
Other comprehensive (loss) income before reclassifications	(324,287)	—	(8,144)	—	(332,431)
Amounts reclassified from accumulated other comprehensive loss	57	—	—	7,399	7,456
Other comprehensive (loss) income, net of tax	(324,230)	—	(8,144)	7,399	(324,975)
Other comprehensive income attributable to noncontrolling interests	116	—	—	—	116
Balance at September 30, 2022	$(715,788)	$—	$(1,521)	$—	$(717,309)
Nine months ended September 30, 2021
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(46,923)	5,110	(563)	—	(42,376)
Amounts reclassified from accumulated other comprehensive loss	71	—	—	1,951	2,022
Other comprehensive (loss) income, net of tax	(46,852)	5,110	(563)	1,951	(40,354)
Amounts reclassified within accumulated other comprehensive loss	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	50	—	—	—	50
Balance at September 30, 2021	$(364,251)	$—	$5,886	$(8,071)	$(366,436)
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
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2022 and 2021 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
Three months ended September 30, 2022
Other comprehensive (loss) income, before tax	$(198,888)	$—	$(9,652)	$—
Income tax benefit (expense)	(1,632)	—	—	—
Other comprehensive (loss) income, net of tax	$(200,520)	$—	$(9,652)	$—

Three months ended September 30, 2021
Other comprehensive income (loss), before tax	$(39,266)	$—	$214	$834
Income tax expense	(8)	—	—	(183)
Other comprehensive income (loss), net of tax	$(39,274)	$—	$214	$651

Nine months ended September 30, 2022
Other comprehensive (loss) income, before tax	$(323,777)	$—	$(8,144)	$9,739
Income tax benefit (expense)	(453)	—	—	(2,340)
Other comprehensive (loss) income, net of tax	$(324,230)	$—	$(8,144)	$7,399

Nine months ended September 30, 2021
Other comprehensive income (loss), before tax	$(46,836)	$6,552	$(563)	$2,502
Income tax expense	(16)	(1,442)	—	(551)
Other comprehensive income (loss), net of tax	$(46,852)	$5,110	$(563)	$1,951

NOTE 17—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales to unconsolidated affiliates	$9,490	$5,629	$24,359	$16,357
Purchases from unconsolidated affiliates(a)	$614,889	$55,540	$1,146,329	$144,461
(a)Increases in purchases from unconsolidated affiliates primarily relate to increased pricing and volume of spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2022	December 31, 2021
Receivables from unconsolidated affiliates	$3,301	$2,139
Payables to unconsolidated affiliates(a)	$554,845	$47,499
(a)Increases in payables to unconsolidated affiliates primarily relate to increased purchases of spodumene purchased from the Company’s joint venture under normal payment terms.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$253,183	$157,743
Promissory note issued for capital expenditures(a)	$10,876	$—
Non-cash proceeds from divestitures(b)	$—	$244,530
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
As part of the purchase price paid for the acquisition of a 60% interest in the MRL Wodgina Project, the Company transferred $116.0 million and $135.9 million of its construction in progress of the designated Kemerton assets during the nine months ended September 30, 2022 and 2021, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021 included $42.5 million and $28.7 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
•performance of our partners in joint ventures and other projects;
•changes in credit ratings;
•the inability to realize the benefits of our decision to retain our Catalysts business and to realign our Lithium and Bromine global business units into a new corporate structure; and
•the other factors detailed from time to time in the reports we file with the U.S. Securities and Exchange Commission (“SEC”) including those described under “Risk Factors” in our most recent Annual Report on Form 10-K and any subsequently filed Quarterly Reports on Form 10-Q.
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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2022 and 2021. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainable revenue. For example, our Lithium business contributes to the growth of clean miles driven with electric vehicles and more efficient use of renewable energy through grid storage; Bromine enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and the Catalysts business creates efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.
Third Quarter 2022
During the third quarter of 2022:
•Our board of directors declared a quarterly dividend of $0.395 per share on July 18, 2022, which was paid on October 3, 2022 to shareholders of record at the close of business as of September 16, 2022.
•Production of spodumene concentrate from the second train at the Wodgina mine managed by our 60%-owned MARBL joint venture was achieved in July 2022.
•We announced plans to build integrated lithium operations in the United States, including the Kings Mountain, North Carolina, spodumene mine and a lithium conversion plant in the southeast.
•We announced the conclusion of the strategic review of the Catalysts business. As a result of the review, we chose to retain the business under a separate, wholly-owned subsidiary of Albemarle. This structure is intended to allow the

Catalysts business to respond to unique customer needs and global market dynamics more effectively while also achieving its growth ambitions.
•We announced the realignment of our Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. The realignment is expected to be effective January 1, 2023, and will result in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Catalysts.
•Our net sales for the quarter were $2.1 billion, an increase of 152% compared to net sales of $830.6 million in the third quarter of 2021.
•Diluted earnings per share was $7.61, compared to a loss of $(3.36) from the third quarter of 2021. The third quarter of 2021 included an after tax loss of $2.82 per diluted share following the settlement of an arbitration ruling for a prior legal matter.

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
While global economic conditions have been improving, the COVID-19 pandemic continues to have an impact globally. We have not seen a material impact to our operations to date, however, the ultimate impact on our business will depend on the length and severity of the outbreak throughout the world. All of our information technology systems are running as designed and all sites are operating at normal capacity while we continue to comply with all government and health agency recommendations and requirements, as well as protecting the safety of our employees and communities. We believe we have sufficient inventory to continue to produce at current levels, however, government mandated shutdowns could impact our ability to acquire additional materials and disrupt our customers’ purchases. At this time, we cannot predict the expected overall financial impact of the COVID-19 pandemic on our business, but we are planning for various economic scenarios and continue to make efforts to protect the safety of our employees and the health of our business.
Lithium: We expect Lithium results to be higher year-over-year for the remainder of 2022, mainly due to increased pricing as well as higher sales volume. The increased market pricing reflects tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as renegotiations of certain of our long-term agreements. Since the beginning of the year, market indices have increased 70% to 140%. Renegotiated contracts include higher prices on existing long-term agreements that are more reflective of current market conditions. In other cases, we have moved from previous fixed-priced, long-term agreements towards index-referenced and variable-priced contracts. As a result, our lithium business is more aligned with changes in market and index pricing than it has been in the past. While we expect these prices to remain strong throughout the year, a material decline in these market prices would have a negative impact on our outlook. The increased sales volume is primarily expected from new capacity coming on line from La Negra, Chile, Train 1 in Kemerton, Western Australia, and the recently completed acquisition of Tianyuan, which includes a lithium hydroxide conversion plant designed to produce up to 25,000 metric tons of LCE per year. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
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

On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers, and automotive OEM’s, favorable global public policy toward e-mobility/renewable energy usage, and additional stimulus measures taken in Europe in light of the COVID-19 pandemic that we expect to strengthen EV demand. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Bromine: We expect both net sales and profitability to grow 25% to 30% in 2022 due to strength in demand for fire safety solutions, as well as benefiting from diverse end markets. Volumes are expected to increase slightly compared to full year 2021 due to the successful execution of growth projects in 2021, assuming continued availability of raw materials like chlorine. Bromine’s ongoing cost savings initiatives and higher pricing are expected to offset higher freight and raw material costs.
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
Catalysts: Total Catalysts results in 2022 are expected to be down 45% to 65% year-over-year as a result of inflationary pressures in freight and input costs, including the volatility of natural gas pricing in Europe related to the war in Ukraine. This is expected to be partially offset by higher pricing in refining markets. Volume is expected to grow across each of the Catalysts segments. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but is expected to see a prolonged recovery due to refineries pushing out turnarounds. In addition, the Catalysts business is seeking contingent business interruption insurance settlements for lost income from 2019 to 2022 due to multiple incidents at one of its customers. If we prevail with these claims, we could receive these settlements in multiple distributions in 2022 and 2023, totaling up to $53 million. We concluded the strategic review of the Catalysts business, choosing to retain the business under a separate, wholly-owned subsidiary of Albemarle. This structure is intended to better meet customer needs and foster talent required to deliver in a competitive global environment.
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
Corporate: In the first quarter of 2022, we increased our quarterly dividend rate to $0.395 per share. We continue to focus on cash generation, working capital management and process efficiencies. In addition, we expect our global effective tax rate for 2022 to continue to vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the U.S., such as the Inflation Reduction Act and the CHIPS Act, and other tax jurisdictions. As of September 30, 2022, we have a valuation allowance recorded against certain foreign deferred tax assets and intend to maintain the valuation allowance until there is sufficient evidence to support its reversal. We believe there is a reasonable possibility within the next 12 months sufficient positive evidence may become available to allow us to reach a conclusion the valuation allowance will no longer be needed. Release of the valuation allowance would result in the recognition of certain foreign deferred tax assets and decrease our income tax expense for the period the release is recorded.
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

Third Quarter 2022 Compared to Third Quarter 2021

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Net sales	$2,091,805	$830,566	$1,261,239	152%
•$1,172.7 million of increased pricing from each of our businesses
•$135.6 million of higher sales volume in each of our businesses
•$46.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Gross profit	$1,043,814	$249,273	$794,541	319%
Gross profit margin	49.9%	30.0%
▪Favorable pricing impacts and higher sales volume in all businesses
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪2021 included $13.5 million of out-of-period adjustment expense in Cost of goods sold to correct inventory foreign exchange values relating to prior periods
▪Unfavorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Selling, general and administrative expenses	$134,479	$103,477	$31,002	30%
Percentage of Net sales	6.4%	12.5%
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in administrative costs
▪2022 included $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment and $1.3 million primarily related to facility closure expenses of offices in Germany
▪2021 included $2.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements

Research and Development Expenses

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Research and development expenses	$18,358	$13,289	$5,069	38%
Percentage of Net sales	0.9%	1.6%
Loss on Sale of Business/Interest in Properties

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Loss on sale of business/interest in properties	$—	$984	$(984)
▪Adjustment to the gain resulting from the sale of the FCS business on June 1, 2021, primarily due to working capital adjustments

Interest and Financing Expenses

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Interest and financing expenses	$(29,691)	$(5,136)	$(24,555)	478%
▪Increased debt balance during the third quarter of 2022 compared to 2021 following the issuance of $1.7 billion in new senior notes
Other Income (Expense), Net

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Other income (expense), net	$7,974	$(643,196)	$651,170	(101)%
•2021 included $657.4 million of additional accrual recorded following the settlement of an arbitration ruling for a prior legal matter. See Note 10, “Commitments and Contingencies,” for further details
•$22.8 million increase in foreign exchange losses
•2022 included a $10.6 million net gain related to the fair value adjustment of equity securities in a public company

Income Tax Expense (Benefit)

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Income tax expense (benefit)	$196,938	$(114,670)	$311,608	(272)%
Effective income tax rate	22.7%	22.2%
•2022 included a benefit from global intangible low-taxed income
•Current year tax reserve related to an uncertain tax position in Chile
•Change in geographic mix of earnings
•2021 included $152.9 million tax benefit resulting from the settlement of an arbitration ruling for a prior legal matter

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Equity in net income of unconsolidated investments	$258,884	$27,706	$231,178	834%
▪Increased earnings from strong pricing and volume increases from the Windfield Holdings Pty Ltd (“Talison”) joint venture
▪$19.9 million of favorable foreign exchange impacts from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Net income attributable to noncontrolling interests	$(33,991)	$(18,348)	$(15,643)	85%
▪Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to favorable pricing

Net Income (Loss) Attributable to Albemarle Corporation

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Net income (loss) attributable to Albemarle Corporation	$897,215	$(392,781)	$1,289,996	(328)%
Percentage of Net sales	42.9%	(47.3)%
Basic earnings per share	$7.66	$(3.36)	$11.02	(328)%
Diluted earnings per share	$7.61	$(3.36)	$10.97	(326)%
▪Favorable pricing and increased sales volume in all businesses
▪Increased earnings from Talison joint venture
▪2021 included $504.5 million, net of income taxes, of additional accrual recorded following settlement of an arbitration ruling for a legal matter
▪Productivity improvements and a reduction in administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense
▪Increased interest and financing expenses due to increased debt balances
▪2021 included $13.5 million of additional expense in Cost of goods sold to correct inventory foreign exchange values relating to prior periods

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(210,172)	$(38,409)	$(171,763)	447%
▪Foreign currency translation and other	$(200,520)	$(39,274)	$(161,246)	411%
▪2022 included unfavorable movements in the Euro of approximately $119 million, the Chinese Renminbi of approximately $57 million, the Japanese Yen of approximately $8 million, the Korean Won of approximately $6 million and the Taiwanese Dollar of approximately $5 million, partially offset by and a net favorable variance in various other currencies of less than $1 million
▪2022 included a $2.2 million gain representing an adjustment to the fair value of our available for sale debt securities
▪2021 included unfavorable movements in the Euro of approximately $29 million, the Brazilian Real of approximately $7 million and a net unfavorable variance in various other currencies of $4 million

▪Cash flow hedge	$(9,652)	$214	$(9,866)
▪Interest rate swap	$—	$651	$(651)	(100)%
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Lithium, (2) Bromine and (3) Catalysts. In August 2022, the Company announced plans to realign its Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, the Company announced its decision to retain its Catalysts business under a separate, wholly-owned subsidiary. The realignment is expected to be completed in the first quarter of 2023, and will result in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Catalysts. The Company will continue to report its segments in its current structure until the new structure becomes effective.

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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. We define adjusted EBITDA as earnings before interest and financing expenses, income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-

recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. We reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,				Percentage Change
	2022	%	2021	%	2022 vs 2021
	(In thousands, except percentages)
Net sales:
Lithium	$1,501,073	71.7%	$359,229	43.3%	318%
Bromine	354,908	17.0%	277,783	33.4%	28%
Catalysts	235,824	11.3%	193,554	23.3%	22%
Total net sales	$2,091,805	100.0%	$830,566	100.0%	152%

Adjusted EBITDA:
Lithium	$1,111,243	93.4%	$125,416	57.7%	786%
Bromine	106,958	9.0%	86,012	39.5%	24%
Catalysts	4,635	0.4%	33,103	15.2%	(86)%
Corporate	(32,870)	(2.8)%	(26,962)	(12.4)%	(22)%
Total adjusted EBITDA	$1,189,966	100.0%	$217,569	100.0%	447%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	Corporate	Consolidated Total
Three months ended September 30, 2022
Net income (loss) attributable to Albemarle Corporation	$1,063,426	$93,186	$(12,473)	$(246,924)	$897,215
Depreciation and amortization	47,758	13,772	12,689	3,494	77,713
Acquisition and integration related costs(a)	—	—	—	2,145	2,145
Interest and financing expenses	—	—	—	29,691	29,691
Income tax expense	—	—	—	196,938	196,938
Non-operating pension and OPEB items	—	—	—	(5,027)	(5,027)
Other(b)	59	—	4,419	(13,187)	(8,709)
Adjusted EBITDA	$1,111,243	$106,958	$4,635	$(32,870)	$1,189,966
Three months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$92,449	$73,409	$20,039	$(578,678)	$(392,781)
Depreciation and amortization	34,256	12,603	13,064	2,159	62,082
Restructuring and other(c)	—	—	—	754	754
Gain on sale of business(d)	—	—	—	984	984
Acquisition and integration related costs(a)	—	—	—	1,553	1,553
Interest and financing expenses	—	—	—	5,136	5,136
Income tax expense	—	—	—	(114,670)	(114,670)
Non-operating pension and OPEB items	—	—	—	(5,471)	(5,471)
Legal accrual(e)	—	—	—	657,412	657,412
Other(f)	(1,289)	—	—	3,859	2,570
Adjusted EBITDA	$125,416	$86,012	$33,103	$(26,962)	$217,569

(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(b)Included amounts for the three months ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment.
•SG&A - $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment and $1.3 million primarily related to facility closure expenses of offices in Germany.
•Other income, net - $10.6 million net gain related to the fair value adjustment of equity securities in a public company, a $3.0 million gain from the reversal of a liability related to a previous divestiture and $1.1 million of gain resulting from the adjustment of indemnification related to previously disposed businesses.
(c)In 2021, the Company recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.
(d)Adjustments to the gain resulting from the sale of the FCS business completed on June 1, 2021.
(e)Loss recorded in Other expense, net in the three months ended September 30, 2021 related to the settlement of an arbitration ruling for a prior legal matter. See Note 10, “Commitments and Contingencies,” for further details.
(f)Included amounts for the three months ended September 30, 2021 recorded in:
•SG&A - $2.5 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•Other income, net - $0.1 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses.

Lithium

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Net sales	$1,501,073	$359,229	$1,141,844	318%
•$1,102.0 million of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$73.0 million of higher sales volume, primarily driven by increased tolling
•$33.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$1,111,243	$125,416	$985,827	786%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•2021 included a $7.8 million out-of-period adjustment expense recorded in Cost of goods sold to correct inventory foreign exchange values relating to prior year periods
•$12.2 million of favorable currency translation resulting from a stronger Chilean Peso

Bromine

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Net sales	$354,908	$277,783	$77,125	28%
•$56.3 million of favorable pricing impacts, primarily in the fire safety solutions division
•$29.1 million of higher sales volume related to increased demand across all products
•$8.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$106,958	$86,012	$20,946	24%
•Favorable pricing impacts and higher sales volume as demand continues to be strong
•Increased freight costs
•Increased utility costs and raw material prices, primarily due to the higher cost of BPA
•$6.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Catalysts

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Net sales	$235,824	$193,554	$42,270	22%
•$33.5 million of higher sales volume, primarily from the timing of clean fuel technologies sales, which has lumpier demand
•$14.3 million of favorable pricing impacts, primarily in clean fuel technologies and PCS
•$5.6 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$4,635	$33,103	$(28,468)	(86)%
•Increased utility costs, primarily natural gas in Europe
•Increased raw material and freight costs
•2021 included a $4.2 million out-of-period adjustment expense recorded in Cost of goods sold to correct inventory foreign exchange values relating to prior year periods
•Higher sales volume and favorable pricing impacts

Corporate

In thousands	Q3 2022	Q3 2021	$ Change	% Change
Adjusted EBITDA	$(32,870)	$(26,962)	$(5,908)	(22)%
▪$2.8 million of unfavorable currency exchange impacts, including a $19.9 million increase in foreign exchange impacts from our Talison joint venture
▪$3.2 million of income in 2022 from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale
▪Increase in incentive compensation costs

First Nine Months 2022 Compared to First Nine Months 2021

Selected Financial Data (Unaudited)

Net Sales

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$4,699,126	$2,433,753	$2,265,373	93%
▪$2,070.8 million of increased pricing from each of our businesses
▪$349.5 million of higher sales volume in each of our businesses
▪$75.1 million decrease in net sales following the sale of the FCS business on June 1, 2021
▪$79.6 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Gross profit	$2,073,268	$761,377	$1,311,891	172%
Gross profit margin	44.1%	31.3%
▪Favorable pricing impacts and higher sales volume in all businesses
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Decrease in net sales resulting from the disposal of the FCS business on June 1, 2021
▪2021 included $22 million of additional production and utility costs in Bromine and Catalysts resulting from the U.S. Gulf Coast winter storm
▪2021 also included $8.7 million of out-of-period adjustment expense in Cost of goods sold to correct inventory foreign exchange values relating to prior periods
▪Unfavorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Selling, general and administrative expenses	$375,989	$318,180	$57,809	18%
Percentage of Net sales	8.0%	13.1%
▪Higher compensation, including incentive-based, expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in administrative costs
▪2022 included $4.3 million of gains from the sale of legacy properties not part of our operations and $3.2 million primarily related to facility closure expenses of offices in Germany
▪2021 included a $20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions in 2021
▪2021 also included $8.6 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements and a $4.0 million loss resulting from the sale of property, plant and equipment

Research and Development Expenses

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Research and development expenses	$51,827	$41,901	$9,926	24%
Percentage of Net sales	1.1%	1.7%
▪Increased research and development spend in each of the reportable segments
(Gain) Loss on Sale of Business/Interest in Properties

In thousands	YTD 2022	YTD 2021	$ Change	% Change
(Gain) loss on sale of business/interest in properties	$8,400	$(428,424)	$436,824
▪2022 expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia
▪2021 gain resulting from sale of FCS business on June 1, 2021

Interest and Financing Expenses

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Interest and financing expenses	$(98,934)	$(56,170)	$(42,764)	76%
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
▪Increased debt balance during 2022 compared to 2021 following the issuance of $1.7 billion in new senior notes

Other Income (Expense), Net

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Other income (expense), net	$32,237	$(631,870)	$664,107	(105)%
•2021 included $657.4 million of additional accrual recorded following the settlement of an arbitration ruling for a prior legal matter. See Note 10, “Commitments and Contingencies,” for further details.
•2022 included a $10.6 million net gain related to the fair value adjustment of equity securities in a public company
•$5.4 million increase in income in 2022 from accretion of discount in preferred equity of the Grace subsidiary acquired as a portion of the proceeds of the FCS sale
•$21.5 million increase in foreign exchange losses
•2021 included $3.6 million of expenses primarily related to asset retirement obligation charges to update an estimate at a site formerly owned by Albemarle

Income Tax Expense

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Income tax expense	$366,486	$14,422	$352,064	2,441%
Effective income tax rate	23.3%	10.2%
•Change in geographic mix of earnings
•Current year tax reserve related to an uncertain tax position in Chile
•2021 included $152.9 million tax benefit resulting from an accrual recorded following an arbitration ruling related to a legacy Rockwood legal matter
•$97.5 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•2021 included certain discrete tax benefits, partially offset by expense due to an out-of-period adjustment for an overstated deferred tax liability recorded during the three-month period ended December 31, 2017

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Equity in net income of unconsolidated investments	$449,476	$62,215	$387,261	622%
▪Increased earnings from strong pricing and volume increases results from the Talison joint venture ▪$21.4 million of favorable foreign exchange impacts from the Talison joint venture
Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net income attributable to noncontrolling interests	$(95,974)	$(61,977)	$(33,997)	55%
▪Increase in consolidated income related to our JBC joint venture primarily due to favorable pricing
Net Income Attributable to Albemarle Corporation

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net income attributable to Albemarle Corporation	$1,557,371	$127,496	$1,429,875	1,122%
Percentage of Net sales	33.1%	5.2%
Basic earnings per share	$13.30	$1.10	$12.20	1,109%
Diluted earnings per share	$13.23	$1.10	$12.13	1,103%
▪Favorable pricing and increased sales volume in all businesses
▪Increased earnings from Talison joint venture
▪$504.5 million, net of income taxes, of additional accrual recorded following the settlement of an arbitration ruling for a prior legal matter in 2021
▪2021 included a gain on sale of FCS business of $330.9 million, net of tax
▪Productivity improvements and a reduction in administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense
▪Increased interest and financing expenses due to increased debt balances
▪2021 included $13.5 million of additional expense in Cost of goods sold to correct inventory foreign exchange values relating to prior periods

Other Comprehensive Income (loss), Net of Tax

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Other comprehensive income (loss), net of tax	$(324,975)	$(40,354)	$(284,621)	705%
▪Foreign currency translation and other	$(324,230)	$(46,852)	$(277,378)	592%
▪2022 included unfavorable movements in the Euro of approximately $187 million, the Chinese Renminbi of approximately $88 million, the Japanese Yen of approximately $23 million, the Taiwanese Dollar of approximately $11 million, the South Korean Won of approximately $11 million and a net unfavorable variance in various other currencies of less than $1 million
▪2022 included a $2.4 million loss representing an adjustment to the fair value of our available for sale debt securities
▪2021 included unfavorable movements in the Euro of approximately $40 million, the Japanese Yen of approximately $5 million, the South Korean Won of approximately $4 million and the net unfavorable variance in various other currencies of approximately $2 million, partially offset by favorable movements in the Chinese Renminbi of approximately $4 million

▪Net investment hedge	$—	$5,110	$(5,110)	(100)%
▪Cash flow hedge	$(8,144)	$(563)	$(7,581)	1,347%
▪Interest rate swap	$7,399	$1,951	$5,448	279%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes due in 2024

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category includes only the FCS business that does not fit into any of our core businesses.

	Nine Months Ended September 30,				Percentage Change
	2022	%	2021	%	2022 vs 2021
	(In thousands, except percentages)
Net sales:
Lithium	$2,942,861	62.6%	$958,539	39.4%	207%
Bromine	1,092,239	23.3%	837,978	34.4%	30%
Catalysts	664,026	14.1%	562,141	23.1%	18%
All Other	—	—%	75,095	3.1%	(100)%
Total net sales	$4,699,126	100.0%	$2,433,753	100.0%	93%

Adjusted EBITDA:
Lithium	$1,915,066	85.8%	$341,293	53.1%	461%
Bromine	371,875	16.7%	273,298	42.6%	36%
Catalysts	31,337	1.4%	79,694	12.4%	(61)%
All Other	—	—%	29,858	4.6%	(100)%
Corporate	(86,173)	(3.9)%	(81,892)	(12.7)%	(5)%
Total adjusted EBITDA	$2,232,105	100.0%	$642,251	100.0%	248%
See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine	Catalysts	All Other	Corporate	Consolidated Total
Nine months ended September 30, 2022
Net income (loss) attributable to Albemarle Corporation	$1,777,214	$332,208	$(11,867)	$—	$(540,184)	$1,557,371
Depreciation and amortization	128,786	39,667	38,785	—	8,042	215,280
Loss on sale of interest in properties(a)	8,400	—	—	—	—	8,400
Acquisition and integration related costs(b)	—	—	—	—	9,244	9,244
Interest and financing expenses(c)	—	—	—	—	98,934	98,934
Income tax expense	—	—	—	—	366,486	366,486
Non-operating pension and OPEB items	—	—	—	—	(15,345)	(15,345)
Other(d)	666	—	4,419	—	(13,350)	(8,265)
Adjusted EBITDA	$1,915,066	$371,875	$31,337	$—	$(86,173)	$2,232,105
Nine months ended September 30, 2021
Net income (loss) attributable to Albemarle Corporation	$237,293	$235,670	$41,401	$27,988	$(414,856)	$127,496
Depreciation and amortization	99,559	37,628	38,293	1,870	8,415	185,765
Restructuring and other(e)	—	—	—	—	2,294	2,294
Gain on sale of business(f)	—	—	—	—	(428,424)	(428,424)
Acquisition and integration related costs(b)	—	—	—	—	5,629	5,629
Interest and financing expenses(c)	—	—	—	—	56,170	56,170
Income tax expense	—	—	—	—	14,422	14,422
Non-operating pension and OPEB items	—	—	—	—	(16,407)	(16,407)
Legal accrual(g)	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(h)	—	—	—	—	20,000	20,000
Other(i)	4,441	—	—	—	13,453	17,894
Adjusted EBITDA	$341,293	$273,298	$79,694	$29,858	$(81,892)	$642,251
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
(c)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million and $29.0 million for the nine months ended September 30, 2022 and 2021, respectively. See Note 9, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the nine months ended September 30, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Basis of Presentation,” for further details.
(d)Included amounts for the nine months ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment, and $0.5 million related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $3.2 million primarily related to facility closure expenses of offices in Germany, $2.8 million of charges for environmental reserves at sites not part of our operations and $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review, partially offset by $4.3 million of gains from the sale of legacy properties not part of our operations.
•Other income, net - $10.6 million net gain related to the fair value adjustment of equity securities in a public company, a $3.0 million gain from the reversal of a liability related to a previous divestiture, $1.1 million of gain resulting from the adjustment of indemnification related to previously disposed businesses and a $0.6 million gain related to a settlement received from a legal matter in a prior period.
(e)In 2021, the Company recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.
(f)Gain resulting from the sale of the FCS business completed on June 1, 2021.
(g)Loss recorded in Other expense, net in the three and nine months ended September 30, 2021 related to the settlement of an arbitration ruling for a prior legal matter. See Note 10, “Commitments and Contingencies,” for further details.
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

(i)Included amounts for the nine months ended September 30, 2021 recorded in:
•SG&A - $8.6 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment and $1.6 million of charges for an environmental reserve at a site not part of our operations.
•Other income, net - $3.7 million of expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

Lithium

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$2,942,861	$958,539	$1,984,322	207%
•$1,818.4 million of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$218.2 million of higher sales volume, primarily driven by increased tolling
•$52.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$1,915,066	$341,293	$1,573,773	461%
•Favorable pricing impacts and higher sales volume
•Higher equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•2021 included a $4.4 million out-of-period adjustment expense recorded in Cost of goods sold to correct inventory foreign exchange values relating to prior year periods
•$1.0 million of favorable currency translation resulting from a stronger Chilean Peso

Bromine

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$1,092,239	$837,978	$254,261	30%
•$223.4 million of favorable pricing impacts, primarily in the fire safety solutions division
•$46.6 million of higher sales volume related to increased demand across all products
•$15.7 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$371,875	$273,298	$98,577	36%
•Favorable pricing impacts and higher sales volume as demand continues to be strong
•Increased freight costs
•Increased utility costs and raw material prices, primarily due to the higher cost of BPA
•2021 included higher production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
•$14.3 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Catalysts

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$664,026	$562,141	$101,885	18%
•$84.7 million of higher sales volume, primarily from the timing of clean fuel technologies sales, which has lumpier demand
•$28.9 million of favorable pricing impacts, primarily in clean fuel technologies and PCS
•$11.7 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$31,337	$79,694	$(48,357)	(61)%
•Increased utility costs, primarily natural gas in Europe
•Increased raw material and freight costs
•Higher sales volume and favorable pricing impacts
•2021 included higher production and utility costs of approximately $16 million resulting from the U.S. Gulf Coast winter storm
•2021 also included a $3.1 million out-of-period adjustment expense recorded in Cost of goods sold to correct inventory foreign exchange values relating to prior year periods

All Other

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Net sales	$—	$75,095	$(75,095)	(100)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$—	$29,858	$(29,858)	(100)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Corporate

In thousands	YTD 2022	YTD 2021	$ Change	% Change
Adjusted EBITDA	$(86,173)	$(81,892)	$(4,281)	(5)%
▪Increase in incentive compensation costs ▪$9.6 million of income in 2022 from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale

Financial Condition and Liquidity
Overview
The principal uses of cash in our business generally have been capital investments and resource development costs, funding working capital, and service of debt. We also make contributions to our defined benefit pension plans, pay dividends to our shareholders and have the ability to repurchase shares of our common stock. Historically, cash to fund the needs of our business has been principally provided by cash from operations, debt financing and equity issuances.
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
Cash Flow
During the first nine months of 2022, cash on hand, cash provided by operations and the proceeds of $2.0 billion in long-term debt and credit agreements funded $815.9 million of capital expenditures for plant, machinery and equipment, the repayment of long-term debt of $455.0 million, the net repayment of $391.1 million of commercial paper and dividends to shareholders of $138.2 million. Our operations provided $955.6 million of cash flows during the first nine months of 2022, as compared to $490.6 million for the first nine months of 2021. The change compared to prior year was primarily due to increased earnings from the Lithium and Bromine segments and higher dividends received from unconsolidated investments, partially offset by an increase in working capital of $1,460.6 million and lower earnings from the FCS business sold on June 1, 2021. The outflow from working capital in 2022 was primarily driven by increased inventory and accounts receivable balances from higher lithium pricing and increased sales, as well as the $332.5 million payment to settle a prior legal matter. This was partially offset by increased accounts payable which includes the higher pricing on lithium spodumene purchases from our Talison joint venture. Overall, our cash and cash equivalents increased by $943.5 million to $1,382.8 million at September 30, 2022 from $439.3 million at December 31, 2021.
Capital expenditures for the nine-month period ended September 30, 2022 of $815.9 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.3 billion and $1.4 billion in 2022, primarily for Lithium growth and capacity increases, primarily in Australia, China, Chile and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Our La Negra, Chile plant has completed the qualification stage and is running as expected. Train I of our Kemerton, Western Australia plant is complete and ramping through the commissioning stage. Train II has achieved mechanical completion and transitioned to the commissioning stage, with commercial sales volume from Train II expected to begin in 2023. In addition, construction of our announced lithium conversion plant in Meishan, China is progressing on schedule, with estimated completion by the end of 2024.
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
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of the commercial paper notes, the remaining balance of $425.0 million of the 2024 Notes and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the three and six months ended September 30, 2022, we recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.
On October 25, 2022 the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Tianyuan”), for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
Net current assets were $1.8 billion and $119.3 million at September 30, 2022 and December 31, 2021, respectively. The increase is primarily due to increases in cash and cash equivalents from the issuance of the 2022 Notes, as well as increased inventory and accounts receivable balances from higher lithium pricing. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 24, 2022, we increased our quarterly dividend rate to $0.395 per share, an increase from the quarterly rate of $0.39 per share paid in 2021. On July 18, 2022, we declared a cash dividend of $0.395, which was paid on October 3, 2022 to shareholders of record at the close of business as of September 16, 2022.
At September 30, 2022 and December 31, 2021, our cash and cash equivalents included $598.5 million and $374.0 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2022 and 2021, we repatriated $1.7 million and $0.9 million, respectively, of cash as part of these foreign earnings cash repatriation activities.
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
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. This credit agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.91% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of September 30, 2022. As of September 30, 2022 there were no borrowings outstanding under the 2018 Credit Agreement.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021 (the “2019 Credit Facility”). As of September 30, 2022, there was $250 million outstanding under the 2019 Credit Facility. On October 24, 2022, the 2019 Credit Facility was terminated, with the outstanding balance of $250 million repaid using cash on hand.

Borrowings under the under the 2018 Credit Agreement are conditioned upon satisfaction of certain conditions precedent, including the absence of defaults. The Company is subject to one financial covenant, as well as customary affirmative and negative covenants. The financial covenant requires that the Company’s consolidated net funded debt to consolidated EBITDA ratio (as such terms are defined in the 2018 Credit Agreement) be less than or equal to 3.50:1 for all fiscal quarters, subject to adjustments in accordance with the terms of the 2018 Credit Agreement relating to a consummation of an acquisition where the consideration includes cash proceeds from issuance of funded debt in excess of $500 million. The 2018 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2018 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the 2018 Credit Agreement being terminated.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. There were no Commercial Paper Notes outstanding at September 30, 2022.
The non-current portion of our long-term debt amounted to $3.1 billion at September 30, 2022, compared to $2.0 billion at December 31, 2021. In addition, at September 30, 2022, we had availability to borrow $1.5 billion under our commercial paper program and the 2018 Credit Agreement, and $238.6 million under other existing lines of credit, subject to the financial covenant under the 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at September 30, 2022 we were, and that we currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $130.0 million at September 30, 2022. None of these off-balance sheet arrangements has had, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2021, with the exception of the debt issued and repaid in the second quarter of 2022, as noted above. Following the debt issuance and repayments, our annual maturities of long-term debt at September 30, 2022 and our expected interest payment on those long-term debt obligations are as follows (in millions):

	Maturities of Long-term Debt	Expected Interest Payments
Remainder of 2022	$251.2	$69.9
2023	—	124.5
2024	—	124.5
2025	361.8	124.1
2026	—	119.8
Thereafter	2,786.1	1,200.8
Total expected 2022 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $12 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $8.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2022.

The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $46.6 million at September 30, 2022 and $27.7 million at December 31, 2021. Related assets for corresponding offsetting benefits recorded in Other assets totaled $32.1 million at September 30, 2022 and $32.9 million at December 31, 2021. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2022 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus during the continued uncertainty surrounding the global economy, including caused by the ongoing COVID-19 pandemic, is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
Our growth investments include the recently completed acquisition all of the outstanding equity of Tianyuan for approximately $200 million in cash. Tianyuan's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. In addition, we announced agreements for strategic investments in China with plans to build two battery grade lithium conversion plants, Meishan and Zhangjiagang, each initially targeting 50,000 metric tons per year. At Meishan, construction is currently underway and is expected to be complete by the end of 2024. The Zhangjiagang plant is currently in engineering.
In October 2022, the Company announced it has been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs, and to supply up to 350,000 metric tons per year of spodumene concentrate to the company's previously announced mega-flex lithium conversion facility.
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
On February 6, 2017, Huntsman, a subsidiary of Huntsman Corporation, filed a lawsuit in New York state court against Rockwood, Rockwood Specialties, Inc., certain former executives of Rockwood and its subsidiaries, Seifollah Ghasemi, Thomas Riordan, Andrew Ross, and Michael Valente, and Albemarle. The lawsuit arises out of Huntsman’s acquisition of certain Rockwood subsidiaries in connection with a stock purchase agreement (the “SPA”), dated September 17, 2013. Before that transaction closed on October 1, 2014, Albemarle began discussions with Rockwood to purchase all outstanding equity of Rockwood and did so in a transaction that closed on January 12, 2015. Huntsman’s complaint asserted that certain technology that Rockwood had developed for a production facility in Augusta, Georgia, and which was among the assets that Huntsman acquired pursuant to the SPA, did not work, and that Rockwood and the defendant executives had intentionally misled Huntsman about that technology in connection with the Huntsman-Rockwood transaction. The complaint asserted claims for, among other things, fraud, negligent misrepresentation, and breach of the SPA, and sought certain costs for completing construction of the production facility.
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
In addition, as first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of our Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Catalysts segment, to the DOJ, the SEC, and the DPP, and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC, DOJ and DPP about a potential resolution of these matters.
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
We had cash and cash equivalents totaling $1,382.8 million at September 30, 2022, of which $598.5 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Net sales(a)	$2,292,694	$1,412,913
Gross profit	300,326	241,739
Loss before income taxes and equity in net income of unconsolidated investments(b)(c)	(148,197)	(607,995)
Net loss attributable to the Parent Guarantor and the Issuer	(295,874)	(558,342)
(a)    Includes net sales to Non-Guarantors of $1.7 billion and $715.6 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $97.7 million and $114.3 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively.
(c)    The year ended December 31, 2021 includes the Parent Guarantor’s portion of the gain on sale of the FCS business on June 1, 2021 and the loss for the settlement of an arbitration ruling for a prior legal matter. In addition, includes Issuer’s loss related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.

Summarized Balance Sheet

$ in thousands	September 30, 2022	December 31, 2021
Current assets(a)	$2,052,650	$961,003
Net property, plant and equipment	3,288,723	2,979,034
Other noncurrent assets	568,011	534,695

Current liabilities(b)	$2,560,868	$2,329,212
Long-term debt	2,259,781	1,002,009
Other noncurrent liabilities(c)	7,293,820	7,008,857
(a)    Includes receivables from Non-Guarantors of $836.2 million and $466.6 million at September 30, 2022 and December 31, 2021, respectively.
(b)    Includes current payables to Non-Guarantors of $1.3 billion and $1.1 billion at September 30, 2022 and December 31, 2021, respectively.
(c)    Includes noncurrent payables to Non-Guarantors of $6.7 billion and $6.5 billion at September 30, 2022 and December 31, 2021, respectively.

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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Net sales(a)	$2,117,255	$1,412,913
Gross profit	203,805	259,314
Loss before income taxes and equity in net income of unconsolidated investments(b)	(262,449)	(368,737)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer(c)	(438,496)	(320,726)
(a)    Includes net sales to Non-Guarantors of $1.5 billion and $715.6 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $67.6 million and $17.8 million for the nine months ended September 30, 2022 and year ended December 31, 2021, respectively.
(c)    The year ended December 31, 2021 includes the Parent Issuer’s portion of gain on sale of the FCS business on June 1, 2021 and the loss for the settlement of an arbitration ruling for a prior legal matter.

Summarized Balance Sheet

$ in thousands	September 30, 2022	December 31, 2021
Current assets(a)	$2,016,741	$1,039,391
Net property, plant and equipment	832,494	754,818
Other non-current assets(b)	1,620,362	1,634,883

Current liabilities(c)	$2,552,782	$2,174,360
Long-term debt	2,863,774	1,755,026
Other noncurrent liabilities(d)	6,330,057	6,404,958
(a)    Includes receivables from Non-Guarantors of $831.0 million and $576.1 million at September 30, 2022 and December 31, 2021, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion and $1.1 billion at September 30, 2022 and December 31, 2021, respectively.
(c)    Includes current payables to Non-Guarantors of $1.4 billion and $1.1 billion at September 30, 2022 and December 31, 2021, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.8 billion and $5.8 billion at September 30, 2022 and December 31, 2021, respectively.
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
We had variable interest rate borrowings of $264.0 million outstanding at September 30, 2022, bearing a weighted average interest rate of 3.97% and representing 8% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by approximately $2.6 million as of September 30, 2022. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $2,159.3 million and with a fair value representing a net asset position of $4.3 million at September 30, 2022. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2022, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $0.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $17.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2022, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(a) Exhibits

*10.1
Amended and Restated Credit Agreement, dated as of October 28, 2022, among Albemarle Corporation, certain other subsidiaries of the Company, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders.

*#10.2	Form Notice of Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the nine months ended September 30, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2022 and 2021, (iii) the Consolidated Balance Sheets at September 30, 2022 and December 31, 2021, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2022 and 2021, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 2, 2022	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)