Form 10-K/A
period 2021-12-31
ALBEMARLE CORP
filed 2023-01-26
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K/A
(Amendment No. 2)
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
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On February 22, 2022, Albemarle Corporation (“Albemarle” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) with the Securities and Exchange Commission (the “Original Filing”). In addition, the Company filed Amendment No. 1 to the Original Filing (“Amendment No. 1”) on March 2, 2022 to amend the Aggregate Annual Production table within the Mineral Properties section of Part I, Item 2. Properties of the Original Filing.
This Amendment No. 2 to the Original Filing (“Amendment No. 2”) is being filed to: (i) amend certain disclosures within the Mineral Properties section of Part I, Item 2. Properties of the 2021 Form 10-K; (ii) revise the disclosure regarding our disclosure controls and procedures in Part II, Item 9A. Controls and Procedures of the 2021 Form 10-K to reflect management’s conclusion that the Company’s disclosure controls and procedures were not effective at December 31, 2021 solely as a result of the updated disclosures responding to Item 601(b)(96) and subpart 1300 of Regulation S-K included in this Amendment No. 2; and (iii) file amended versions the Company’s material individual mineral property technical report summaries as revised Exhibits 96.1, 96.2, 96.3, 96.4, 96.5 and 96.6 to this Amendment No. 2.
This Amendment No. 2 also updates, amends and supplements Part IV, Item 15. Exhibits and Financial Schedules of the 2021 Form 10-K to include, among other items, the filing of new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) as Exhibits 31.1 and 31.2, as well as third-party consents for the technical report summaries in Exhibits 23.1, 23.2, 23.3, 23.4, 23.5 and 23.6.
Except as described above, this Amendment No. 2 does not amend, update or change any other information set forth in the 2021 Form 10-K (including in the consolidated financial statements included therein) and does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and Amendment No. 1 and the Company’s other filings with the Securities and Exchange Commission. This Amendment No. 2 consists solely of the preceding cover page, this explanatory note, Part I, Item 2. Properties, Part II, Item 9A. Controls and Procedures, Part IV, Item 15. Exhibits and Financial Schedules, a signature page and the exhibits filed herewith.

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
Aggregate annual production from our mineral extraction facilities is shown in the below table. Amounts represent Albemarle’s attributable portion based on ownership percentages noted above and are shown in thousands of metric tonnes of lithium metal and bromine production. Lithium and bromine is extracted as brine or hard rock concentrate at the extraction facilities. These are then further converted into various compounds and products at on-site processing facilities or other conversion facilities owned by Albemarle around the world. In addition, the brine or concentrate can be used by tolling entities for further processing.

	Aggregate Annual Production (metric tonnes in thousands)
	Year Ended December 31,
	2021	2020	2019
Lithium
Australia(a)
Greenbushes(b)	13	8	11
Chile
Salar de Atacama(c)	8	8	7
United States
Silver Peak, NV	2	2	1
Bromine
Jordan
Safi(d)(e)	57	56	56
United States
Magnolia, AR(f)	71	74	73
(a)    Wodgina had no production during the periods presented in the table.
(b)    Production from Greenbushes represents 49% of production of the Greenbushes mine which is attributable to the Company’s interest in the Talison Lithium Australia Pty Ltd joint venture.
(c)    The Salar de Atacama operation also produces potash (potassium chloride), bichofite, halite and sylvinite as byproducts. However, the Company does not consider production of these byproducts as material to the economics of the operation.
(d)    Production from Safi represents the 50% production by the Jordan Bromine Project which is attributable to the Company’s interest in the Jordan Bromine Company Limited (“JBC”) joint venture.

(e)    The Safi operation also produces potassium hydroxide (“KOH”) as a byproduct. However, the Company does not consider production of these byproducts as material to the economics of the operation.
(f)    In addition, elemental sulfur and sodium hydrosulfide solution (“NaHS”) are manufactured from the sour gas produced by the Magnolia operation. However, the Company does not consider these products as material to the economics of the operation.
See individual property disclosure below for further details regarding mineral rights, titles, property size, permits and other information for our significant mineral extraction properties. The extracted brine or hard rock is processed at facilities on location (as described below) or processed, or further processed, at other facilities throughout the world.
The following table provides a summary of our mineral resources, exclusive of reserves, at December 31, 2021. The below mineral resource amounts are rounded and shown in thousands of metric tonnes. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral resources for each material property is included in the "”Material Individual Properties” section below, as well as the in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

	Measured Mineral Resources		Indicated Mineral Resources		Measured and Indicated Mineral Resources		Inferred Mineral Resources
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock:
Australia
Greenbushes	—	—	16,900	1.47%	16,900	1.47%	20,000	1.05%
Wodgina(a)	—	—	13,400	1.39%	13,400	1.39%	98,500	1.15%
United States
Kings Mountain, NC	—	—	46,816	1.37%	46,816	1.37%	42,869	1.10%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	717	2,211	642	1,747	1,360	1,959	131	1,593
United States
Silver Peak, NV	10	152	25	143	35	145	63	121
(a)    Through our MARBL joint venture, we own a 60% interest in the Wodgina project. We are therefore reporting 60% of Wodgina’s mineral resources.
The feedstock for the Safi, Jordan site, owned 50% by Albemarle through its JBC joint venture, is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, Arab Potash Company (“APC”) has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 177.5 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 parts per million (“ppm”).
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.
The following table provides a summary of our mineral reserves at December 31, 2021. The below mineral reserve amounts are rounded and shown in thousands of metric tonnes. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral reserves for each material property is included in the "”Material Individual Properties” section below, as well as the in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock(a):
Australia
Greenbushes	—	—	69,900	1.95%	69,900	1.95%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	323	2,190	324	1,927	647	2,071
United States
Silver Peak, NV	13	88	49	83	62	84
Bromine:
United States
Magnolia, AR(b)	2,497		574		3,071
(a)    The Wodgina mine is at an initial assessment level, and as a result, contains no mineral reserves. Mineral reserve estimates are not applicable for the Kings Mountain site.
(b)    The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range up to over 6,000 mg/L.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate for the Safi, Jordan bromine site attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.45 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 8,890 ppm based on historical pumping.
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
A summary of the Greenbushes facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources, exclusive of reserves, and reserves have been developed for Greenbushes since being acquired by Albemarle. SRK Consulting (U.S.) Inc. (“SRK”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of lithium mineral resources and reserves at the Greenbushes facility, with an effective date of June 30, 2021. A copy of the QP’s amended technical report summary with respect to the lithium mineral resource and reserve estimates at the Greenbushes facility, dated December 16, 2022 is filed as Exhibit 96.1 to this report. The amounts represent Albemarle’s attributable portion based on a 49% ownership percentage, and are presented as metric tonnes of lithium ore in thousands.

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
◦Pit optimization and economics for derivation of cutoff grade include mine gate pricing of $672/metric tonne of 6% Li2O concentrate, $4.75/metric tonne mining cost (LoM average cost-variable by depth), $17.87/metric tonne processing cost, $4.91/metric tonne G&A cost, and $2.66/metric tonne sustaining capital cost.
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
•Mineral reserves are reported considering a nominal set of assumptions for reporting purposes:
◦Mineral reserves are based on a mine gate price of $577/metric tonne of chemical grade concentrate (6% Li2O).
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

◦The MY for reserves processed through the technical grade plant is estimated by the based on Greenbushes’ MY formula and the LoM mass yield is 46.18%. There is approximately 3.5 million metric tonnes of technical grade plant feed at 4% Li2O
◦Although Greenbushes produces a technical grade product from the current operation, it is assumed that the reserves reported herein will be sold as a chemical grade product. This assumption is necessary because feed for the technical grade plant is currently only defined at the grade control or blasting level. Therefore, it is conservatively assumed that concentrate produced by the technical grade plant will be sold at the chemical grade product price
◦Pit optimization and economics for derivation of cutoff grade include mine gate pricing of $577/metric tonne of 6% Li2O concentrate, $4.75/metric tonne mining cost (LoM average cost-variable by depth), $17.87/metric tonne processing cost, $4.91/metric tonne G&A cost, and $2.66/metric tonne sustaining capital cost. The mine gate price is based on 650/metric tonne-concentrate cost-insurance-freight (“CIF”) less $73/metric tonne-concentrate for government royalty and transportation to China.
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
•Waste tonnage within the reserve pit is 459 metric tonnes at a strip ratio of 3.32:1 (waste to ore – not including reserve stockpiles).
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The LoM sustaining capital cost of $2.66/metric tonne of ore was used only for the purposes of pit optimization and cut-off grade calculation. This sustaining capital cost was based on estimates of LoM annual sustaining capital costs for Greenbushes that was included in the 2021 budget. Subsequent to pit optimization, design and scheduling, a detailed estimate of LoM sustaining capital costs was prepared.
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
A summary of the Wodgina facility’s lithium mineral resources as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources have been developed for Wodgina since being acquired by Albemarle. SRK served as the QP and prepared the estimates of lithium mineral resources and reserves at the Wodgina facility, with an effective date of September 30, 2020. A copy of the QP’s amended technical report summary with respect to the lithium mineral resource estimates at the Wodgina facility, dated December 16, 2022, is filed as Exhibit 96.2 to this report. Mineral resources for Wodgina represent 60% interest in the Wodgina Project. which is attributable to the Company’s interest in the MARBL joint venture. Amounts are presented as metric tonnes of lithium ore in thousands.

	Amount	Grade (Li2O%)
Indicated mineral resources	13,400	1.39%
Measured and Indicated mineral resources	13,400	1.39%
Inferred mineral resources	98,500	1.15%
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
•    To demonstrate reasonable prospects for eventual economic extraction of Mineral Resources, a cut-off grade of 0.5% Li2O based on metal recoverability assumptions, long-term lithium price assumptions of $584/metric tonne, variable mining costs averaging $3.40/metric tonne, processing costs and G&A costs totaling $23/metric tonne.
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
A summary of the Salar de Atacama facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources (exclusive of reserves) and reserves have been developed for Salar de Atacama. SRK served as the QP and prepared the estimates of lithium mineral resources and reserves at the Salar de Atacama facility, with an effective date of August 31, 2022. A copy of the QP’s amended technical report summary with respect to the lithium mineral resource and reserve estimates at the Salar de Atacama facility, dated December 16, 2022, is filed as Exhibit 96.3 to this report. Differences from the amounts in the technical report summary represent depletion since the effective date of the technical report summary until December 31, 2021. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.

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
•The estimated economic cutoff grade utilized for resource reporting purposes is 670 mg/l lithium, based on the following assumptions:
◦A technical grade lithium carbonate price of $11,000/metric tonne CIF La Negra. This is a 10% premium to the price utilized for reserve reporting purposes. The 10% premium applied to the resource versus the reserve was selected to generate a resource larger than the reserve, ensuring the resource fully encompassed the reserve while still maintaining reasonable prospect for eventual economic extraction.
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
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $3,000/metric tonne CIF Asia.
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
◦A technical grade lithium carbonate price of $10,000/metric tonne CIF Asia.
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
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $3,000/metric tonne CIF Asia.

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
A summary of the Silver Peak facility’s lithium mineral resources and reserves as of December 31, 2021 are shown in the following tables. This is the first period estimated mineral resources and reserves have been developed for Silver Peak. SRK served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Silver Peak facility, with an effective date of June 30, 2021. A copy of the QP’s amended technical report summary with respect to the lithium mineral resource and reserve estimates at the Silver Peak facility, dated December 16, 2022, is filed as Exhibit 96.4 to this report. Differences from the amounts in the technical report summary represent depletion since the effective date of the technical report summary until December 31, 2021. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.

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
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $4,900/metric tonne lithium carbonate CIF North Carolina.
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
◦A technical grade lithium carbonate price of $10,000/metric tonne CIF North Carolina.
◦Recovery factors for the wellfield are = -206.23*(Li wellfield feed)2 +7.1903*(wellfield Li feed)+0.4609. An additional recovery factor of 85% lithium recovery is applied to the lithium carbonate plant.
◦A fixed brine pumping rate of 20,000 afpy, ramped up from current levels over a period of five years.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $5,100/metric tonne lithium carbonate CIF North Carolina.
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

Mining methods consist of all activities necessary to extract brine from the Dead Sea and extract Bromine. The low rainfall, low humidity and high temperatures in the Dead Sea area provide ideal conditions for recovering potash from the brine by solar evaporation. JBC obtains its feedbrine from APC’s evaporation pond and this supply is intimately linked to the APC operation. As evaporation takes place the specific gravity of the brine increases until its constituent salts progressively crystallize and precipitate out of solution, starting with sodium chloride (common salt) precipitating out to the bottom of the ponds (pre-carnallite ponds). Brine is transferred to other pans in succession where its specific gravity increases further, ultimately precipitating out of the sodium chloride. Carnallite precipitation takes place at the evaporation pond where it is harvested from the brine and pumped as slurry to a process plant (where the potassium chloride is separated from the magnesium chloride). JBC extracts the bromide-rich, “carnallite-free” brine through a pumping station. This brine feeds the bromine and magnesium plants. There is no exploration as typically conducted for the characterization of a mineral deposit.
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
A summary of the Safi facility’s bromine mineral resources and reserves as of December 31, 2021 are provided below. This is the first period estimated mineral resources and reserves have been developed for Safi. RPS Energy Canada Ltd (“RPS”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of bromine mineral resources and reserves at the Safi facility, with an effective date of December 31, 2021. A copy of the QP’s amended technical report summary with respect to the bromine mineral resource and reserve estimates at the Safi facility, dated December 16, 2022, is filed as Exhibit 96.5 to this report.
The feedstock is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, APC, has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. Revenues are based on a forecast bromine price ranging from $4,565 to $8,300 per metric tonne and the operating cost ranges between $355 and $532 per metric tonne. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 177.5 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 ppm. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.45 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Revenues are based on a forecast bromine price ranging from $4,565 to $8,300 per metric tonne and the operating cost ranges between $355 and $532 per metric tonne. At the plant process recovery of 83.4 percent (bromine from bromide), product bromine is estimated at approximately 122,100 tonnes per year. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 8,890 ppm based on historical pumping. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
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

A summary of the Magnolia facility’s bromine mineral reserves as of December 31, 2021 are shown in the following table. This is the first period estimated mineral reserves have been developed for Magnolia. RPS served as the QP and prepared the estimates of bromine mineral reserves at the Magnolia facility, with an effective date of December 31, 2021. A copy of the QP’s amended technical report summary with respect to the bromine mineral resource and reserve estimates at the Magnolia facility, dated December 16, 2022, is filed as Exhibit 96.6 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes in thousands.
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
•The estimated economic cutoff grade utilized for reserve reporting purposes is 1,000 mg/L bromine, with a bromine price ranging from $4,565 to $8,300 per metric tonne and operating costs ranging from $850 to $1,150 per metric tonne.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded in the Original Filing that, as of the end of the period covered by this report, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
In connection with the preparation and filing of this Amendment No. 2, our principal executive officer and principal financial officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, taking into account the updated disclosures in the “Properties” section of, and the SEC Technical Report Summary exhibits filed with, this Amendment No. 2 responding to Item 601(b)(96) and subpart 1300 of Regulation S-K (the "Mining Disclosures"). Based on this re-evaluation and solely as a result of the updated Mining Disclosures included in this Amendment No. 2, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.
Because the Company has determined that it is not reasonably possible that the revision of the above-mentioned disclosures could result in a material misstatement of the financial statements, the Company has determined that its internal control over financial reporting was effective as of December 31, 2021 as set forth in the Original Filing.
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

The following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No.2) pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company’s Annual Report on Form 10-K filed on February 22, 2022:

*23.1	Consent of SRK Consulting (U.S), Inc. regarding the Greenbushes property.

*23.2	Consent of SRK Consulting (U.S), Inc. regarding the Wodgina property.

*23.3	Consent of SRK Consulting (U.S), Inc. regarding the Salar de Atacama property.

*23.4	Consent of SRK Consulting (U.S), Inc. regarding the Silver Peak property.

*23.5	Consent of RPS Energy Canada Ltd regarding bromine reserves and resources.

*23.6	Consent of RESPEC regarding bromine reserves and resources.

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*96.1	SEC Technical Report Summary, Pre-Feasibility Study, Greenbushes Mine, Western Australia, prepared by SRK Consulting (U.S), Inc., dated December 16, 2022.

*96.2	SEC Technical Report Summary, Initial Assessment, Wodgina, Western Australia, prepared by SRK Consulting (U.S), Inc., dated December 16, 2022.

*96.3	SEC Technical Report Summary, Pre-Feasibility Study, Salar de Atacama Region II, Chile, prepared by SRK Consulting (U.S), Inc., dated December 16, 2022.

*96.4	SEC Technical Report Summary Pre-Feasibility Study, Silver Peak Lithium Operation, Nevada, USA, prepared by SRK Consulting (U.S), Inc., dated December 16, 2022.

*96.5	SEC Technical Report Summary for Jordan Bromine Operation, prepared by RPS Energy Canada Ltd and RESPEC Consulting Inc., dated January 26, 2023.

*96.6	SEC Technical Report Summary for Magnolia Field Bromine Reserves, prepared by RPS Energy Canada Ltd, dated January 26, 2023.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2021, furnished in XBRL (eXtensible Business Reporting Language)).

*	Included with this filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ J. KENT MASTERS
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: January 26, 2023