Form 10-K
period 2022-12-31
ALBEMARLE CORP
filed 2023-02-15
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2022

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $24.5 billion based on the last reported sale price of common stock on June 30, 2022, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 8, 2023: 117,197,977
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2022

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
We and our joint ventures currently operate more than 25 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2022, we served approximately 1,900 customers in approximately 70 countries. For information regarding our unconsolidated joint ventures see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2022, we managed and reported our operations under three reportable segments: Lithium, Bromine and Catalysts. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset efficiency, market focus, agility and responsiveness. Financial results and discussion about our segments included in this report are organized according to these categories except where noted.
For financial information regarding our reportable segments and geographic area information, see Note 25, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
In August 2022, we announced plans to realign our Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, we announced our decision to retain our Catalysts business under a separate, wholly-owned subsidiary. The realignment was completed in the first quarter of 2023, and resulted in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Ketjen (Catalysts). We will begin to report our segments in the new structure in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the period in which the new organizational structure became effective.
Lithium Segment
Our Lithium business develops lithium-based materials for a wide range of industries and end markets. We produce one of the most diverse product portfolios of lithium derivatives in the industry.
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

Albemarle Corporation and Subsidiaries

During 2022, net sales to our customer Umicore N.V. and its affiliates represented more than 10% of our consolidated net sales.
Competition
The global lithium market is highly competitive and growing very rapidly. It is characterized by aggressive expansion and entry from existing and new players, including automotive OEMs, junior miners, and large well capitalized diversified miners. Producers are primarily located in the Americas, Asia and Australia. Major competitors in lithium compounds include Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, Jiangxi Ganfeng Lithium, Rio Tinto plc, Pilbara Minerals, Allkem, Tesla, Chengxin Lithium, Ruifu Lithium, Livent Corporation and a large number of additional Chinese companies. Competition in the global lithium market is increasingly based on index-based market pricing and differentiated via product quality, product diversity, reliability of supply and customer service.
Raw Materials and Significant Supply Contracts
We obtain lithium: (a) through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada; and (b) by purchasing lithium concentrate from our 49%-owned joint venture, Windfield Holdings Pty. Ltd. (“Windfield”), which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia (“Talison”) that owns the Greenbushes mine, and from our 60%-owned unincorporated joint venture, MARBL Lithium Joint Venture (“MARBL”) in Western Australia, which owns the Wodgina hard rock lithium mine project (the “Wodgina Project”). Production of spodumene concentrate at the Wodgina site resumed in the second quarter of 2022 after it had been idled in 2019 following the acquisition of our 60% interest in the Wodgina Project and the formation of MARBL. In addition, we hold mineral rights in defined areas of Kings Mountain, North Carolina with available lithium resources and we own undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina. As necessary, we can also obtain lithium from other sources. See Item 2. Properties, for additional disclosures of our lithium mineral properties.
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
Competition
Our bromine business serves markets in the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. Research and development, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the marketplace. Our most significant competitors are Lanxess AG, Israel Chemicals Ltd, as well as producers in India and China.
Raw Materials and Significant Supply Contracts
The bromine we use is originally sourced from two locations: Arkansas and the Dead Sea. Our bromine production operations in Arkansas are supported by an active brine rights leasing program. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture established in 1999, with operations in Safi, Jordan, we acquire bromine that is originally sourced from the Dead Sea. JBC processes the bromine at its facilities into a variety of end products. See Item 2. Properties, for additional disclosures for our mineral properties.
Catalysts Segment
Our three main product lines in this segment are (i) Clean Fuels Technologies (“CFT”), which is primarily composed of hydroprocessing catalysts (“HPC”) together with isomerization and akylation catalysts; (ii) fluidized catalytic cracking (“FCC”)

Albemarle Corporation and Subsidiaries

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
There were more than 700 refineries world-wide as of December 31, 2022. We expect to continue to see some less profitable, typically smaller, refineries shutting down and, over the long-term, being replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refinery utilization increased to near pre-COVID pandemic levels in 2022, recovering from lower rates in 2021 and 2020, as most refineries had cut throughput due to the reduction in demand resulting from global travel restrictions during those years. We estimate that there are currently approximately 600 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 4,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to four years.
Competition
Our Catalysts segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Competition in these markets is driven by a variety of factors. Product performance and quality, price and contract terms, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record are the primary factors to compete effectively in the catalysts marketplace. In addition, through our research and development programs, we strive to differentiate our business by developing value-added products and products based on proprietary technologies.
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
As of December 31, 2022, we had approximately 7,400 employees, including employees of our consolidated joint ventures, of whom 3,100, or 42%, are employed in the U.S. and the Americas; 2,300, or 31%, are employed in Asia Pacific; 1,500, or 20%, are employed in Europe; and 500, or 7%, are employed in the Middle East or other areas. Approximately 30% of

Albemarle Corporation and Subsidiaries

these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.
Health and Safety
The health and safety of our employees is a part of our core values at Albemarle and is integral to how we conduct business. Our employees, contractors, and visitors follow a comprehensive set of written health and safety policies and procedures at both the corporate and local site levels. We routinely audit ourselves against our policies, procedures and standards, using internal and third-party resources. We also include health and safety metrics in our annual incentive plan for all employees to incentivize our commitment to safety. In 2022, we improved our Occupational Safety and Health Act (“OSHA”) occupational injury and illness incident rate to 0.14 for our employees and nested contractors, compared to 0.19 in 2021. In addition, we provide all employees and their dependents with access to our Employee Assistance Program which provides free mental and behavioral health resources.
Diversity, Equity and Inclusion
In 2020, we hired a Vice President, Diversity and Inclusion, to accelerate our inclusion and diversity initiatives and deliver meaningful change in our global organization. A primary focus in our recruiting efforts is to drive greater diversity in our workforce, including higher representation in the professional and managerial job categories. We want to ensure that our workplace reflects the communities in which we live and work. Our recruiting policy includes a requirement that we include individuals from gender or racial minority groups among those we interview for openings at the manager level and above.
We seek to provide employees with a desirable workplace that will enable us to attract and retain top talent. We believe employees should be compensated through wages and benefits, based on experience, expertise, performance, and the criticality of their roles in the Company. We also perform an annual review of our pay practices by gender, and in the U.S. by gender and race, to ensure that they are fair and equitable, and not influenced by biased opinions or discrimination. In addition, we have established employee groups, known as Connect groups, to promote an atmosphere of inclusion and encouragement in which every employee’s voice can be heard. These Connect groups provide opportunities for employees to share their backgrounds, experiences, and beliefs, and to use them to benefit others through mentoring and volunteering in the local community, among other activities.
Investment in Talent
Investing in talent is a critical process for Albemarle because it allows us to be proactive and anticipate key organizational needs for talent and capabilities. This enables us to efficiently and effectively ensure that we have the right talent pipeline to drive Albemarle’s success into the future. We also provide leadership development through performance coaching, comprehensive feedback, plant training including health, safety and environmental topics, and experiential development and mentoring. Our leadership development is a cornerstone to our talent management strategy. We also invest in our people through enhanced training and development opportunities and by seeking to foster a diverse workforce, equitable workplace and an inclusive culture that enables employees to reach their full potential. We also invest in our people through enhanced training and development opportunities and by seeking to foster a diverse workforce, equitable workplace and an inclusive culture that enables employees to reach their full potential.
Our incentive program is designed to provide incentives and rewards for achieving Albemarle’s annual goals and objectives. The Executive Compensation Committee of the Board has the overall responsibility of evaluating the performance of the CEO and approving the compensation structure for senior management and other key employees. The Executive Compensation Committee determines performance goals under our incentive program annually to ensure our executive officers execute on short-term financial and strategic initiatives that drive our business strategy and long-term shareholder value.
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

Albemarle Corporation and Subsidiaries

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
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2022, we owned more than 2,100 active patents and more than 500 pending patent applications in key strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the OSHA. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees, and we maintain an active health, safety and environmental program. As noted above, we finished 2022 with an OSHA occupational injury and illness incident rate of 0.14 for Albemarle employees and nested contractors, compared to 0.19 in 2021.
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
The Toxic Substances Control Act (“TSCA”), as amended in June 2016, requires chemicals to be assessed against a risk-based safety standard and calls for the elimination of unreasonable risks identified during risk evaluation. This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other regions, will potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products.
Historically, there has been scrutiny of certain brominated fire safety solutions by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated fire safety solution products, which are used in a variety of applications. Concern about the impact of some of our products on human health or the environment may lead to regulation or reaction in our markets independent of regulation.
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
Water is a critical input to Albemarle’s production operations. As water is a scarce resource, we understand the need to responsibly manage our water consumption not only for the preservation of the environment, but for the viability of our local communities. We are investing in new process technologies to reduce our water footprint and expand capacity sustainably in locations with high water risk. Our goal is to reduce our intensity of freshwater usage by 25% by 2030 in areas of high or extremely high-water risk as defined by the World Resources Institute, such as Chile and Jordan.
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

Albemarle Corporation and Subsidiaries

Recent Acquisitions, Joint Ventures and Divestitures
During recent years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. In addition, we have pursued opportunities to divest businesses which do not fit our high priority business growth profile. The following is a summary of our significant acquisitions, joint ventures and divestitures over the last three years.
On October 25, 2022 the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”), for approximately $200 million in cash. Qinzhou's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and produces battery-grade lithium carbonate and lithium hydroxide.
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
In the fourth quarter of 2020, we divested our ownership interest in the Saudi Organometallic Chemicals Company LLC (“SOCC”) joint venture for cash proceeds of $11.0 million. As a result of this divestiture, the Company recorded a gain of $7.2 million in Other income (expenses), net during the year ended December 31, 2020.
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
We conduct a substantial portion of our business outside the U.S., with approximately 88% of our sales to foreign countries. We operate and/or sell our products to customers in approximately 70 countries. We currently have many production, research and development and administrative facilities as well as sales offices located outside the U.S., as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:
•fluctuations in foreign currency exchange rates may affect product demand and may adversely affect the profitability in U.S. dollars of products and services we provide in international markets where payment for our products and services is made in the local currency;

Albemarle Corporation and Subsidiaries

•transportation and other shipping costs may increase, or transportation may be inhibited;
•increased cost or decreased availability of raw materials;
•increased regulations on, or reduced access to, scarce resources, such as freshwater;
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
•trade sanctions by or against foreign countries in which we do business could result in our losing access to customers and suppliers in those countries;
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
In addition, certain of our operations and ongoing capital projects are in regions of the world such as Asia, the Middle East and South America that are of high risk due to significant civil, political and security instability. Unanticipated events, such as geopolitical changes, could result in a write-down of our investment in the affected joint venture or a delay or cause cancellation of those capital projects, which could negatively impact our future growth and profitability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.
Furthermore, we are subject to rules and regulations related to anti-bribery and antitrust prohibitions of the U.S. and other countries, as well as export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject our subsidiaries to fines, enforcement actions and/or have an adverse effect on our reputation and the value of our common stock.
Because we conduct substantial operations in China, risks associated with regulatory activity and political and social events in China could negatively affect our business and operating results.
In 2022, net sales shipped to China represented 33% of our total net sales. Additionally, we own three production facilities located in China and are in the process of constructing a lithium conversion plant in Meishan, China. In addition to the risks described above under “Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.”, our operations in China expose us to risks particular to conducting business in that country. For example, over the past several years the U.S. and China have applied tariffs to certain of each other’s exports, which have resulted in shifting trade flows and restrictions on certain sales of goods into China. Additionally, geopolitical disputes (including as a result of China-Taiwan and U.S.-Taiwan relations) between the U.S. and China may lead to further restrictions on trade and/or obstacles to conducting business in China. Recently, Australia

Albemarle Corporation and Subsidiaries

and China have attempted to improve relations and resolve trade disputes. As we ship a significant portion of our lithium from Australia into China for further processing, tensions or a breakdown in relations between the countries could have a material impact on our operations. Furthermore, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of growing concern over air quality and in response to COVID-19 outbreaks. The Chinese government has also instituted energy intensity and energy consumption targets in a number of provinces in its efforts to reduce energy consumption, resulting in energy quotas and shortages in energy supply that can be disruptive to construction and manufacturing operations. These and other risks may have an adverse effect on our sales to Chinese customers and/or result in our not realizing a return on, or losing some, or all, of our strategic investments in China.
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
Our industries and the end markets into which we sell our products experience technological change and product improvement. Manufacturers periodically introduce new products or require new technological capacity to develop customized products. Our future growth depends on our ability to gauge the direction of the commercial and technological progress in all key end markets in which we sell our products and upon our ability to fund and successfully develop, manufacture and market products in such changing end markets. As a result, we must commit substantial resources each year to research and

Albemarle Corporation and Subsidiaries

development. There is no assurance that we will be able to continue to identify, develop, market and, in certain cases, secure regulatory approval for innovative products in a timely manner or at all, as may be required to replace or enhance existing products, and any such inability could have a material adverse effect on our profit margins and our competitive position.
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
The development and adoption of new battery technologies that rely on inputs other than lithium compounds could significantly impact our prospects and future revenues. Current and next generation high energy density batteries for use in electric vehicles rely on lithium compounds as a critical input. Alternative materials and technologies are being researched with the goal of making batteries lighter, more efficient, faster charging and less expensive, and some of these could be less reliant on lithium compounds. We cannot predict which new technologies may ultimately prove to be commercially viable and on what time horizon. Commercialized battery technologies that use no, or significantly less, lithium could materially and adversely impact our prospects and future revenues.
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
We manufacture or market a number of products that are or have been the subject of attention by regulatory authorities and environmental interest groups. For example, over the past decade, there has been increasing scrutiny of certain brominated fire safety solutions by regulatory authorities, legislative bodies and environmental interest groups in various countries. We manufacture a broad range of brominated fire safety solution products, which are used in a variety of applications to protect people, property and the environment from injury and damage caused by fire. Concern about the impact of some of our products on human health or the environment may lead to regulation, or reaction in our markets independent of regulation, that could reduce or eliminate markets for such products.

Albemarle Corporation and Subsidiaries

Agencies in the European Union (“E.U.”) continue to evaluate the risks to human health and the environment associated with certain brominated fire safety solutions such as tetrabromobisphenol A and decabromodiphenylethane, both of which we manufacture. Additional government regulations, including limitations or bans on the use of brominated flame retardants, could result in a decline in our net sales of brominated fire safety solutions and have an adverse effect on our sales and profitability. In addition, the threat of additional regulation or concern about the impact of brominated fire safety solutions on human health or the environment could lead to a negative reaction in our markets that could reduce or eliminate our markets for these products, which could have an adverse effect on our sales and profitability.
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
Our products enable important performance attributes to our customers’ products. If a product fails to perform in a manner consistent with quality specifications or has a shorter useful life than guaranteed, a customer of ours could seek the replacement of the product or damages for costs incurred as a result of the product failing to perform as guaranteed. These risks apply to our refinery catalysts in particular because, in certain instances, we sell our refinery catalysts under agreements that contain limited performance and life cycle guarantees. Also, because many of our products are integrated into our customers’ products, we may be requested to participate in, or fund in whole or in part the costs of, a product recall conducted by a customer. For example, some of our businesses supply products to customers in the automotive industry. In the event one of these customers conducts a product recall that it believes is related to one of our products, we may be asked to participate in, or fund in whole or in part, such a recall.
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

Albemarle Corporation and Subsidiaries

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
In connection with the sale of certain properties and businesses, we have agreed to indemnify the purchasers of such properties for certain types of matters, such as certain breaches of representations and warranties, taxes and certain environmental matters. With respect to environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. We may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments. Further, we cannot predict the nature of and the amount of any indemnity or other obligations we may have to the applicable purchaser. Such payments may be costly and may adversely affect our financial condition and results of operations. For example, in 2021, we agreed to pay $665 million to settle claims related to a legacy Rockwood Holdings, Inc. (“Rockwood”) business sold to a third party prior to our acquisition of Rockwood in 2015.
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

Albemarle Corporation and Subsidiaries

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
Our inability to protect our intellectual property rights, or being accused of infringing on intellectual property rights of third parties, could have a material adverse effect on our business, financial condition and results of operations.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our revenues and profitability generally.
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
Following the Wodgina acquisition, the Wodgina mine idled production of spodumene until market demand supported bringing the mine back into production. We have resumed spodumene concentrate production at the Wodgina mine, but there are no assurances that we will not idle production at the Wodgina mine or one of our other mines in the future due to lack of market demand or for other reasons.
In addition, we have renegotiated certain of our long-term agreements to include higher pricing that is more reflective of current market conditions. In other cases, we have moved from our previous fixed-price, long-term agreements toward index-referenced and variable-priced contracts. As a result, our Lithium business is more aligned with changes in market and index pricing than it has been in the past. While lithium market indices have increased 70% to 200% since the start of 2022, they may decline in the future, and any such decline could have a material and adverse effect on the revenues and profitability of our Lithium business and on our company generally.
If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.
Our success depends on our ability to attract and retain key personnel including our management team. In light of the specialized and technical nature of our business, our performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel. In addition, because of our reliance on our senior management team, the unanticipated departure of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In addition, the U.S. and other regions in which we operate are experiencing an acute workforce shortage for skilled workers, which in turn has created a hyper-competitive wage environment that may impact our ability to attract and retain employees.
Some of our employees are unionized, represented by works councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2022, we had approximately 7,400 employees, including employees of our consolidated joint ventures. Approximately 30% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
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

The realignment of our former Lithium, Bromine and Catalysts segments into our Energy Storage, Specialties and Ketjen (Catalysts) segments may not benefit us as we expect or result in an improvement in our operating results.
In August 2022, we announced plans to realign our Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, we announced our decision to retain our Catalysts business under a separate, wholly-owned subsidiary. Effective January 1, 2023, we realigned our Lithium and Bromine global business units into new Energy Storage and Specialties segments. Energy Storage focuses on the lithium-ion battery evolution and the transition to clean energy. Specialties combines the former Bromine business with the Lithium specialties business. We also reorganized our former Catalysts business unit into a wholly-owned subsidiary branded as Ketjen. If we do not manage this reorganization and the consequent realignment of responsibilities effectively, or if this new organization does not provide better service and products to our customers, then our overall business could suffer with an adverse impact on our financial condition and results of operations.
We will continue to report our segments in the current structure until our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, the period in which the new organizational structure became effective.
Risks Related to Our Financial Condition
Our required capital expenditures can be complex, may experience delays or other difficulties, and the costs may exceed our estimates.
Our capital expenditures generally consist of expenditures to maintain and improve existing equipment, facilities and properties, and substantial investments in new or expanded equipment, facilities and properties. Execution of these capital expenditures can be complex, and commencement of production requires start-up, commission and certification of product quality by our customers, which may impact the expected output and timing of sales of product from such facilities. Construction of large chemical operations is subject to numerous risks and uncertainties, including, among others, the ability to complete a project on a timely basis and in accordance with the estimated budget for such projects and our ability to estimate future demand for our products. In addition, our returns on these capital expenditures may not meet our expectations.
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

Albemarle Corporation and Subsidiaries

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
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2022, approximately 29% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
Inflationary trends in the price of our input costs, such as raw materials, transportation and energy, could adversely affect our business and financial results.
We have experienced, and may continue to experience, volatility and increases in the price of certain raw materials and in transportation and energy costs as a result of global market and supply chain disruptions and the broader inflationary environment. For example, results for our Catalysts segment have been negatively impacted in 2022 as a result of inflationary pressures in freight and input costs, including as a result of the volatility of natural gas pricing in Europe related to the war in Ukraine.
If we are unable to increase the prices to our customers of our products to offset inflationary cost trends, or if we are unable to achieve cost savings to offset such cost increases, we could fail to meet our cost expectations, and our profits and operating results could be adversely affected. Our ability to price our products competitively to timely reflect higher input costs is critical to maintain and grow our sales. Increases in prices of our products to customers or the impact of the broader inflationary environment on our customers and may lead to declines in demand and sales volumes. Further, we may not be able to accurately predict the volume impact of price increases, especially if our competitors are able to more successfully adjust to such input cost volatility. Increasing our prices to our customers could result in long-term sales declines or loss of market share if our customers find alternative suppliers or purchase less of our products, which could have an adverse long-term impact on our results of operations.
Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.
Our effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. Recent changes in the U.S. include the Inflation Reduction Act of 2022 (the “Inflation Reduction Act”), enacted August 16, 2022, which, among other items, imposes a 15% alternative minimum tax on corporations with three-year average annual adjusted financial statement income exceeding $1 billion and introduces or extends a number of tax credits to promote clean energy development. We continue to monitor the effects of the Inflation Reduction Act and other regulatory developments on our financial condition, operating results, and income tax rate. Currently, the majority of our net sales are generated from customers located outside the U.S., and a substantial portion of our assets and employees are located outside of the U.S.

Albemarle Corporation and Subsidiaries

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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. Recent developments, including the European Commission’s investigations on illegal state aid, as well as the Organisation for Economic Co-operation and Development (“OECD”) project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rates or result in higher cash tax liabilities. The OECD has also proposed the introduction of a global minimum tax rate at 15%. Consultations are ongoing and while we expect increased tax compliance requirements, we are unable to predict the ultimate outcome of this proposal.
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
We evaluate our ability to utilize deferred tax assets and our need for valuation allowances based on available evidence. This process involves significant management judgment about assumptions that are subject to change from period to period based on changes in tax laws or variances between future projected operating performance and actual results. We are required to establish a valuation allowance for deferred tax assets if we determine, based on available evidence at the time the determination is made, that it is more likely than not that some portion or all of the deferred tax assets will not be utilized. In making this determination, we evaluate all positive and negative evidence as of the end of each reporting period. Future adjustments (either increases or decreases) to the deferred tax asset valuation allowance are determined based upon changes in the expected realization of the net deferred tax assets. The utilization of our deferred tax assets ultimately depends on the existence of sufficient taxable income in either the carry-back or carry-forward periods under the applicable tax law. Due to significant estimates used to establish the valuation allowance and the potential for changes in facts and circumstances, it is reasonably possible that we will be required to record adjustments to the valuation allowance in future reporting periods. Changes to the valuation allowance or the amount of deferred tax liabilities could have a materially adverse effect on our business, financial condition and results of operations. Further, should we change our assertion regarding the permanent reinvestment of the undistributed earnings in foreign operations, a deferred tax liability may need to be established.
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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $12 million of required cash contributions during 2023 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2023 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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
Any such additional indebtedness and the related debt service obligations (whether or not arising from acquisitions) could have important consequences and risks for us, including:
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
•to the extent that our debt is subject to floating interest rates, increasing our vulnerability to fluctuations in market interest rates;
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
A global, regional or localized economic downturn may reduce customer demand or inhibit our ability to produce our products, negatively impacting our operating results. Our business and operating results have been and will continue to be sensitive to the many challenges that can affect national, regional and global economies, including economic downturns (including credit market tightness, which can impact our liquidity as well as that of our customers, suppliers and other business partners), declining consumer and business confidence, fluctuating commodity prices and volatile exchange rates. Our customers may experience deterioration of their businesses, cash flow shortages and difficulty obtaining financing, leading them to delay or cancel plans to purchase products, and they may not be able to fulfill their obligations in a timely fashion. Further, suppliers and other business partners may experience similar conditions, which could impact their ability to fulfill their obligations to us. Also, it could be difficult to find replacements for business partners without incurring significant delays or cost increases. Finally, any such adverse conditions in the economy and financial markets could make it difficult for us to raise debt or equity capital on favorable terms.
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

Albemarle Corporation and Subsidiaries

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
In addition, risks associated with information technology systems failures or network disruptions, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, could disrupt our operations by impeding our processing of transactions, financial reporting and our ability to protect our customer or company information, which could adversely affect our business and results of operations. Finally, we face increased information technology security and fraud risks due to our increased reliance on working remotely during the COVID-19 pandemic and beyond, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems.
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
The Chemical Facility Anti-Terrorism Standards program (“CFATS Program”), which is administered by the Department of Homeland Security (“DHS”), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the U.S. In December 2014, the Protecting and Securing Chemical Facilities from Terrorist Attacks Act of 2014 (“CFATS Act”) was enacted. DHS has enacted new rules under the CFATS Program that imposes comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. This rule establishes risk-based performance standards for the security of the U.S.’s chemical facilities. It requires covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We have implemented all necessary changes to comply with the rules under the CFATS Program to date, however, we cannot determine with certainty any future costs associated with any additional security measures that DHS may require.
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
The COVID-19 pandemic, and any future pandemic, could have a material adverse effect on our results of operations, financial position, and cash flows.
We continue to closely monitor the impact of the COVID-19 pandemic and its impact on our business. The COVID-19 pandemic has created significant uncertainty, volatility and economic disruption and any future pandemics could have a serious adverse impact on the economy and on our business, results of operations and cash flows. While we have not experienced a material impact as a result of the COVID-19 pandemic to date, the ultimate extent to which the COVID-19 pandemic and any future pandemics impact our business, results of operations, financial position, and cash flows is difficult to predict and dependent upon many factors over which we have no control. These factors include, but are not limited to, the duration and severity of the pandemic, including from the discovery of new strain variants; government restrictions on businesses and individuals; the health and safety of our employees and communities in which we do business; the impact of the pandemic on our customers' businesses and the resulting demand for our products; the impact on our suppliers and supply chain network; the impact on U.S. and global economies and the timing and rate of economic recovery; and potential adverse effects on the financial markets.

Albemarle Corporation and Subsidiaries

The military conflict between Russia and Ukraine, and the global response to it, could impact our results of operations.
The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets. Such geo-political instability and uncertainty could have a negative impact on our ability to sell to, ship products to, collect payments from, and support customers in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions including closures of air space, and could increase the costs, risks and adverse impacts from these new challenges. For example, results for our Catalysts segment were negatively impacted in 2022 as a result of inflationary pressures in freight and input costs, including the volatility of natural gas pricing in Europe related to the war in Ukraine. We may also be the subject of increased cybersecurity breaches. We currently do not sell our products into Russia nor have assets or any operations in the country, however, a significant escalation or expansion of economic disruption or the conflict’s current scope could have a material adverse effect on our results of operations due to its impact in the countries in which we do conduct business.
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
Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. Climate changes include changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there have been concerns regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. Climate changes and unprecedented weather events may pose a risk to business operations in vulnerable areas. Storms could cause business interruptions, incur additional restoration costs, and impact product availability and pricing. Disruptions to the global supply chain due to climate related impacts or geopolitical events are possible and exist as external risk factors that we can respond to but not control. These events could limit the supply of key raw materials to us, or could have significant impacts to pricing. We work with numerous independent suppliers to mitigate lack of availability from a single supplier, however in some cases products with limited numbers of suppliers may become difficult to obtain.
A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations. In addition, we have operations in the E.U., Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented, or may implement, measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set targets for reducing greenhouse gas emissions. Significant regional or national differences in approaches

Albemarle Corporation and Subsidiaries

to environmental laws and regulations could affect us disproportionately compared to our competitors and result in a competitive disadvantage to us.
The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. We may have heightened credit risk due to our exposure to climate risks. While certain climate change initiatives may result in new business opportunities for us in the area of alternative fuel technologies and emissions control, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation, market trends or litigation on the Company is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.

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
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2022, the Company’s manufacturing plants operated at approximately 84% capacity, in the aggregate.
Set forth below is information regarding our production facilities operated by us and our affiliates. Additional details regarding our significant mineral properties can be found below the table.

Location	Principal Use	Owned/Leased
Lithium
Chengdu, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Greenbushes, Australia(a)	Production of lithium spodumene minerals and lithium concentrate	Owned(c)
Kemerton, Australia	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned(c)
Kings Mountain, NC	Production of technical and battery-grade lithium hydroxide, lithium salts and battery-grade lithium metal products	Owned
La Negra, Chile	Production of technical and battery-grade lithium carbonate and lithium chloride	Owned
Langelsheim, Germany	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned
New Johnsonville, TN	Production of butyllithium and specialty products	Owned
Qinzhou, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Salar de Atacama, Chile(a)	Production of lithium brine and potash	Owned(d)
Silver Peak, NV(a)	Production of lithium brine, technical-grade lithium carbonate and lithium hydroxide	Owned
Taichung, Taiwan	Production of butyllithium	Owned
Wodgina, Australia(a)	Production of lithium spodumene minerals and lithium concentrate	Owned and leased(c)
Xinyu, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Bromine
Baton Rouge, LA	Research and product development activities, and production of fire safety solutions	Leased
Magnolia, AR(a)	Production of fire safety solutions, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Safi, Jordan(a)	Production of bromine and derivatives and fire safety solutions	Owned and leased(c)
Twinsburg, OH	Production of bromine-activated carbon	Leased
Catalysts
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned
Bitterfeld, Germany	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned(c)
La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned(c)
McAlester, OK	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned(c)
Mobile, AL	Production of tin stabilizers	Owned(c)
Niihama, Japan	Production of refinery catalysts	Leased(c)
Pasadena, TX(b)	Production of aluminum alkyls, orthoalkylated anilines, refinery catalysts and other specialty chemicals; refinery catalysts regeneration services and research and development activities	Owned
Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned(c)
Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned(c)
(a)    See below for further discussion of these significant mineral extraction facilities.
(b)    The Pasadena, Texas location includes three separate manufacturing plants which are owned, primarily utilized by Catalysts, including one plant that is owned by an unconsolidated joint venture.
(c)    Owned or leased by joint venture.
(d)    Ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile.

Mineral Properties
Set forth below are details regarding our mineral properties operated by us and our affiliates which have been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, issued by the SEC. As used in this Annual Report on Form 10-K, the terms “mineral resource,” “measured mineral resource,” “indicated mineral resource,” “inferred mineral resource,” “mineral reserve,” “proven mineral reserve” and “probable mineral reserve” are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as “mineral reserves” unless the determination has been made by a qualified person (“QP”) that the mineral resources can be the basis of an economically viable project.
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

Albemarle Corporation and Subsidiaries

Overview
At December 31, 2022, we had the following mineral extraction facilities:

Location	Business Segment	Ownership %	Extraction Type	Stage
Australia
Greenbushes	Lithium	49%	Hard rock	Production
Wodgina	Lithium	60%	Hard rock	Production(a)
Chile
Salar de Atacama	Lithium	100%	Brine	Production
Jordan
Safi(b)	Bromine	50%	Brine	Production
United States
Kings Mountain, NC	Lithium	100%	Hard rock	Development
Magnolia, AR(b)	Bromine	100%	Brine	Production
Silver Peak, NV(b)	Lithium	100%	Brine	Production
(a)    Production of spodumene concentrate at the Wodgina mine resumed in the second quarter of 2022 after it had been idled in 2019, following the acquisition of our the 60% interest in the Wodgina Project.
(b)    Site includes on-site, or otherwise near-by exclusive, conversion facilities. See individual property disclosure below for further details.
Aggregate annual production from our mineral extraction facilities is shown in the below table. Amounts represent Albemarle’s attributable portion based on ownership percentages noted above and are shown in thousands of metric tonnes of lithium metal and bromine production. Lithium and bromine is extracted as brine or hard rock concentrate at the extraction facilities. These are then further converted into various compounds and products at on-site processing facilities or other conversion facilities owned by Albemarle around the world. In addition, the brine or concentrate can be used by tolling entities for further processing.

Albemarle Corporation and Subsidiaries

	Aggregate Annual Production (metric tonnes in thousands)
	Year Ended December 31,
	2022	2021	2020
Lithium (lithium metal)(a)
Australia
Greenbushes(b)	19	13	8
Wodgina(c)	3	—	—
Chile
Salar de Atacama(d)	10	8	8
United States
Silver Peak, NV	2	2	2
Total lithium metal	34	23	18
Bromine
Jordan
Safi(e)(f)	60	57	56
United States
Magnolia, AR(g)	73	71	74
Total bromine	133	128	130
(a)    Lithium production amounts shown as lithium metal. Conversion to LCE is 0.1878 metric tonne of lithium metal to 1 metric tonne of LCE.
(b)    Production from Greenbushes represents 49% of production of the Greenbushes mine which is attributable to the Company’s interest in the Talison joint venture.
(c)    Production of spodumene concentrate at the Wodgina mine resumed in the second quarter of 2022 after it had been idled in 2019. Production amounts presented from Wodgina represent 60% of production of the Wodgina mine which is attributable to the Company’s interest in the MARBL joint venture.
(d)    The Salar de Atacama operation also produces potash (potassium chloride), bichofite, halite and sylvinite as byproducts. However, the Company does not consider production of these byproducts as material to the economics of the operation.
(e)    Production from Safi represents the 50% production by the Jordan Bromine Project which is attributable to the Company’s interest in the JBC joint venture.
(f)    The Safi operation also produces potassium hydroxide (“KOH”) as a byproduct. However, the Company does not consider production of this byproduct as material to the economics of the operation.
(g)    In addition, elemental sulfur and sodium hydrosulfide solution (“NaHS”) are manufactured from the sour gas produced by the Magnolia operation. However, the Company does not consider these products as material to the economics of the operation.
See individual property disclosure below for further details regarding mineral rights, titles, property size, permits and other information for our significant mineral extraction properties. The extracted brine or hard rock is processed at facilities on location (as described below) or processed, or further processed, at other facilities throughout the world.
The following table provides a summary of our mineral resources, exclusive of reserves, at December 31, 2022. The below mineral resource amounts are rounded and shown in thousands of metric tonnes. Where applicable, the amounts represent Albemarle’s attributable portion based on ownership percentages noted. The relevant technical information supporting mineral resources for each material property is included in the “Material Individual Properties” section below, as well as in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

Albemarle Corporation and Subsidiaries

	Measured Mineral Resources		Indicated Mineral Resources		Measured and Indicated Mineral Resources		Inferred Mineral Resources
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock:
Australia
Greenbushes(a)	—	—	21,800	1.53%	21,800	1.53%	28,300	1.15%
Wodgina(b)	—	—	12,600	1.36%	12,600	1.36%	98,300	1.12%
United States
Kings Mountain, NC	—	—	46,816	1.37%	46,816	1.37%	42,869	1.10%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	471	2,390	363	1,943	834	2,159	237	1,617
United States
Silver Peak, NV	14	153	36	144	50	146	90	121
(a)    Through our Talison joint venture, we own a 49% interest in the Greenbushes mine. We are therefore reporting 49% of Greenbushes’ mineral resources.
(b)    Through our MARBL joint venture, we own a 60% interest in the Wodgina project. We are therefore reporting 60% of Wodgina’s mineral resources.
The feedstock for the Safi, Jordan site, owned 50% by Albemarle through its JBC joint venture, is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, Arab Potash Company (“APC”) has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 178.3 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 parts per million (“ppm”).
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.
The following table provides a summary of our mineral reserves at December 31, 2022. The below mineral reserve amounts are rounded and shown in thousands of metric tonnes. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral reserves for each material property is included in the ”Material Individual Properties” section below, as well as the in the technical report summaries referenced in Exhibits 96.1 to 96.6 to this report.

Albemarle Corporation and Subsidiaries

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock(a):
Australia
Greenbushes(b)	—	—	77,000	1.91%	77,000	1.91%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	329	2,430	237	2,063	566	2,262
United States
Silver Peak, NV	13	95	56	95	69	95
Bromine:
United States
Magnolia, AR(c)	2,419		565		2,984
(a)    The Wodgina mine is at an initial assessment level, and as a result, contains no mineral reserves. Mineral reserve estimates are not applicable for the Kings Mountain site.
(b)    Through our Talison joint venture, we own a 49% interest in the Greenbushes mine. We are therefore reporting 49% of Greenbushes’ mineral reserves.
(c)    The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range over 6,000 mg/L.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate for the Safi, Jordan bromine site attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.38 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 8,890 ppm based on historical pumping.
Mineral resource and reserve estimates were prepared by a QP with an effective date provided in the individual technical report summaries referenced in Exhibits 96.1 to 96.6 to this report. Differences between the amounts in the table above and those amounts in the technical report summaries represent estimated depletion from the effective date of the report until December 31, 2022. Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

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
The Greenbushes pegmatite deposit consists of a primary pegmatite intrusion (Central Lode) with a smaller, sub-parallel pegmatite to the east (Kapanga). The primary intrusion and its subsidiary dikes and pods are concentrated within shear zones within a metamorphic belt consisting of granofels, ultramafic schists and amphibolites. The pegmatites are crosscut by mafic dolerite dikes. The Central Lode pegmatite is over 3 kilometers long (north by northwest), up to 300 meters wide (normal to dip), strikes north to north-west and dips moderately to steeply west to south-west. The Kapanga deposit sits approximately 300 m to the east of the Central Lode deposit with strike length of 1.8 km, thickness averaging 150 meters and dips between 40o and 60o toward the west. Current drilling has defined the Kapanga deposit to approximately 450 meters depth below surface. The major minerals from the Greenbushes pegmatite are quartz, spodumene, albite and K-feldspar.
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
Three lithium mineral processing plants are currently operating on the Greenbushes site, two chemical grade plants and a technical grade plant. Tailings are discharged to the tailings storage facility without the need for any neutralization process. Additional infrastructure on site includes power and water supply facilities, a laboratory, administrative offices, occupational health/safety/training offices, dedicated mines rescue area, stores, storage sheds, workshops and engineering offices. The Greenbushes site also leases production drills, excavators, trucks and various support equipment to extract the ore deposit by open pit methods. Talison’s power is delivered by a local distribution system and reticulated and metered within the site. Water is sourced from rainfall and stored in several process dams located on site. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2022, our 49% ownership interest of the gross asset value of the facilities at the Greenbushes site was approximately $471.7 million. Greenbushes is currently constructing a new chemical grade plant with a target completion in 2025 and is developing plans for a fourth chemical grade plant to be constructed in 2027. Other planned upgrades to the infrastructure include a new mine service area, a new mine access road, expansions of warehouse and laboratories and the expansion of tailings facilities.
Talison ships the chemical-grade lithium concentrate in vessels to our facilities in Meishan and Xinyu, China, and by land transport to our recently completed Kemerton, Australia facility, to process into battery-grade lithium hydroxide. In addition, the output from Talison can be used by tolling entities in China to produce both lithium carbonate and lithium hydroxide.
A summary of the Greenbushes facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2022 are shown in the following tables. SRK Consulting (U.S.) Inc. (“SRK”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of lithium mineral resources and reserves at the Greenbushes facility, with an effective date of December 31, 2022. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Greenbushes facility, dated February 14, 2023 is filed as Exhibit 96.1 to this report. The amounts represent Albemarle’s attributable portion based on a 49% ownership percentage, and are presented as metric tonnes of lithium ore in thousands.

Albemarle Corporation and Subsidiaries

The Greenbushes mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2022 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Indicated mineral resources	21,800	1.53%
Inferred mineral resources	28,300	1.15%
•Albemarle’s attributable portion of mineral resources is 49%.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Resources have been reported as in situ (hard rock within an optimized pit shell).
•Resources have been categorized subject to the opinion of a QP based on the quality of informing data for the estimate, consistency of geological/grade distribution, data quality, and have been validated against long term mine reconciliation.
•Resources which are contained within the mineral reserve pit design may be excluded from reserves due to an Inferred classification.
•All stockpiled resources have been converted to mineral reserves.
•Mineral resources are reported considering a nominal set of assumptions for reporting purposes:
◦The mass yield for resources processed through the chemical grade plants is estimated based on Greenbushes’ mass yield formula, which is Yield%=9.362*(Li2O %)^1.319, subject to a 97% recovery limitation when the Li2O grade exceeds 5.5%.
◦Derivation of economic cutoff grade for resources is based on the mine gate pricing of $1,523/metric tonne of 6% Li2O concentrate. The mine gate price is based on $1,650/metric tonne-conc CIF less $127/metric tonne-conc for government royalty and transportation to China.
◦Costs estimated in Australian Dollars were converted to U.S. dollars based on an exchange rate of AU$1.00:$0.72.
◦The economic cutoff grade calculation is based on $2.79/metric tonne-ore incremental ore mining cost, $23.35/metric tonne-ore processing cost, $3.57/metric tonne-ore G&A cost, and $1.88/metric tonne-ore sustaining capital cost. Incremental ore mining costs are the costs associated with the run-of-mine loader, stockpile rehandling, grade control assays and rockbreaker.
◦The price, cost and mass yield parameters produce a calculated resource economic cutoff grade of 0.319% Li2O. However, due to the internal constraints of the current operations, an elevated resource cutoff grade of 0.7% Li2O has been applied. SRK notes actual economic cutoff grade is lower, but it is the QP’s opinion to use a 0.7% Li2O cutoff grade to align with current site practices.
◦An overall 42° (east side) and 46° (west side) pit slope angle, 0% mining dilution, and 100% mining recovery.
◦Resources were reported above the assigned 0.7% Li2O cutoff grade and are constrained by an optimized 0.95 revenue factor pit shell.
◦No infrastructure movement capital costs have been added to the optimization.
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Greenbushes indicated mineral resources of 21.8 million metric tonnes at December 31, 2022 increased by 29% from 16.9 million metric tonnes at December 31, 2021. The Greenbushes inferred mineral resources of 28.3 million metric tonnes at December 31, 2022 increased by 42% from 20.0 million metric tonnes at December 31, 2021. The increase in mineral resources was primarily driven by an update of the resource model including the addition of Kapanga, changes in the economic parameters (specifically the increase in lithium pricing) and updating of the economic pit shell, partially offset by mine depletion and an increase to the cutoff grade used in the resource model.
The Greenbushes mineral reserve estimates with depletion from production from the effective date of the report through December 31, 2022 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Probable mineral reserves:
Reserve Pit	75,000	1.91%
Stockpiles	2,000	1.99%
•Albemarle’s attributable portion of mineral resources and reserves is 49%.
•Mineral reserves are reported exclusive of mineral resources.
•Indicated in situ resources have been converted to Probable reserves.
•Measured and Indicated stockpile resources have been converted to Probable mineral reserves.
•Mineral reserves are reported considering a nominal set of assumptions for reporting purposes:
◦Mineral reserves are based on a mine gate price of $1,381/metric tonne of chemical grade concentrate (6% Li2O).
◦Mineral reserves assume 93% global mining recovery.

Albemarle Corporation and Subsidiaries

◦Mineral reserves are diluted at approximately 5% at zero grade for all mineral reserve blocks in addition to internal dilution built into the resource model (2.7% with the assumed selective mining unit of 5 meter x 5 meter x 5 meter).
◦The mass yield for reserves processed through the chemical grade plants is estimated based on Greenbushes’ mass yield formula, which is Yield%=9.362*(Li2O %)^1.319, subject to a 97% recovery limitation when the Li2O grade exceeds 5.5%. The average life of mine mass yield for the chemical grade plants is 22.2%.
◦The mass yield for reserves processed through the technical grade plant is estimated based on Greenbushes’ mass yield formula, which is Yield%=(31.792* Li2O %)–80.809. There is approximately 3.2 million metric tonnes of technical grade plant feed at 3.7% Li2O. The average life of mine mass yield for the technical grade plant is 37.5%.
◦Although Greenbushes produces a technical grade product from the current operation, it is assumed that the reserves reported herein will be sold as a chemical grade product. This assumption is necessary because feed for the technical grade plant is currently only defined at the grade control or blasting level. Therefore, it is conservatively assumed that concentrate produced by the technical grade plant will be sold at the chemical grade product price
◦Derivation of economic cutoff grade for reserves is based on mine gate pricing of $1,381/metric tonne of 6% Li2O concentrate. The mine gate price is based on $1,500/metric tonne-conc CIF less $119/metric tonne-conc for government royalty and transportation to China.
◦Costs estimated in Australian Dollars were converted to U.S. dollars based on an exchange rate of AU$1.00:$0.72.
◦The economic cutoff grade calculation is based on $2.79/metric tonne-ore incremental ore mining cost, $23.35/metric tonne-ore processing cost, $3.57/metric tonne-ore G&A cost, and $1.88/metric tonne-ore sustaining capital cost. Incremental ore mining costs are the costs associated with the run-of-mine loader, stockpile rehandling, grade control assays and rockbreaker.
◦The price, cost and mass yield parameters produce a calculated economic cutoff grade of 0.344% Li2O. However, due to the internal constraints of the current operations, an elevated mineral reserves cutoff grade of 0.7% Li2O has been applied.
◦The cutoff grade of 0.7% Li2O was applied to reserves that are constrained by the ultimate pit design and are detailed in a yearly mine schedule.
◦Stockpile reserves have been previously mined and are reported at a 0.7% Li2O cutoff grade.
•Waste tonnage within the reserve pit is 701.5 million metric tonnes at a strip ratio of 4.58:1 (waste to ore – not including reserve stockpiles)
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Greenbushes total mineral reserves of 77.0 million metric tonnes at December 31, 2022 increased by 10% from 69.9 million metric tonnes at December 31, 2021. The increase in total mineral reserves was primarily driven by use of a different resource block model, changes in the economic parameters (specifically the increase in lithium pricing) and updating of the economic pit shell, partially offset by mine depletion differing recovery and dilution methodology and a higher strip ratio. The increases in costs were offset by higher revenue.
The LoM sustaining capital cost of $1.88/metric tonne of ore was used only for the purposes of pit optimization and cut-off grade calculation. This sustaining capital cost was based on estimates of LoM annual sustaining capital costs for Greenbushes that were included in the 2023 budget. Subsequent to pit optimization, design and scheduling, a detailed estimate of LoM sustaining capital costs was prepared.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at the Greenbushes facility is discussed in sections 11 and 12, respectively, of the Greenbushes technical report summary.

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
The Wodgina pegmatite deposits were discovered in 1902. Since then, the pegmatite-hosted deposits have been mined for tin, tantalum, beryl, and lithium by various companies. Mining occurred sporadically until Goldrim Mining formed a new partnership with Pan West Tantalum Pty Ltd., who opened open pit mining at the site in 1989 and progressively expanded during the 1990s. Active mining at the Mt. Cassiterite pit has been started and stopped regularly between 2008 and the present. The mine was placed on care and maintenance in 2008, 2012, and most recently in 2019. In 2016, MRL acquired the mine and upgraded the processing facilities and site infrastructure to 750ktpa spodumene plant producing 6% spodumene concentrate, completed in 2019. On October 31, 2019, we completed the acquisition of a 60% interest in this hard rock lithium mine project and formed an unincorporated joint venture with MRL, named MARBL. We formed MARBL for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina Project. Production of spodumene concentrate from the first and second trains at the Wodgina mine was achieved in May and July of this year, respectively, after it had been idled following its acquisition in 2019.
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
The facilities at Wodgina consist of a three stage crushing plant, the spodumene concentration plant, administrative offices, an accommodation camp, a power station, gas pipeline, three mature and reliable water bore fields, extension for future tailing storage and a fleet of owned and leased mine production equipment. The gas pipeline feeds the site power station to provide the power to the facilities. Water is obtained from the dedicated water bore fields. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2022, our 60% ownership interest of the gross asset value of the facilities at our Wodgina site was approximately $255.4 million.
A summary of the Wodgina facility’s lithium mineral resources as of December 31, 2022 is shown in the following table. SRK served as the QP and prepared the estimates of lithium mineral resources at the Wodgina facility, with an effective date of September 30, 2020. No reserves have been declared at Wodgina. A copy of the QP’s amended technical report summary with respect to the lithium mineral resource estimates at the Wodgina facility, dated December 16, 2022, is referenced in Exhibit 96.2 to this report. The mineral resource economic pit and cutoff grade economic assumptions remain unchanged from December 31, 2021. The September 30, 2020 resource has been depleted for 2022 production and is reported as of December 31, 2022 in the below table. Mineral resources for Wodgina represent 60% interest in the Wodgina Project, which is attributable to the Company’s interest in the MARBL joint venture. Amounts are presented as metric tonnes of lithium ore in thousands.
The Wodgina mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2022 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Indicated mineral resources	12,600	1.36%
Inferred mineral resources	98,300	1.12%
•The summary mineral resources attributable tonnes reflects Albemarle’s 60% ownership percentage in the Wodgina project.
•All significant figures are rounded to reflect the relative accuracy of the estimates.
•The mineral resource estimate has been classified in accordance with SEC S-K 1300 guidelines and definitions.
•The Cassiterite Deposit comprises the historically mined Mt. Cassiterite pit and undeveloped North Hill areas.
•Mineral resources are not mineral reserves and do not have demonstrated economic viability. Inferred mineral resources have a high degree of uncertainty as to their economic and technical feasibility. It cannot be assumed that all or any part of an inferred mineral resources can be upgraded to measured or indicated mineral resources.
•Metallurgical recovery of lithium has been estimated on a block basis at a consistent 65% based on documentation from historical plant production.
•To demonstrate reasonable prospects for eventual economic extraction of Mineral Resources, a cut-off grade of 0.5% Li2O based on metal recoverability assumptions, long-term price assumptions of $584 per metric tonne, variable mining costs averaging $3.40/metric tonne, processing costs and G&A costs totaling $23/metric tonne.
•The mineral resources are constrained by an economic pit shell using an overall 43° pit slope angle, 0% mining dilution, and 100% mining recovery.
•There are no known legal, political, environmental, or other risks that could materially affect the potential development of the Mineral Resources based on the level of study completed for this property.
The Wodgina indicated mineral resources of 12.6 million metric tonnes at December 31, 2022 decreased by 6% from 13.4 million metric tonnes at December 31, 2021. The Wodgina inferred mineral resources of 98.3 million metric tonnes at December 31, 2022 decreased by less than 1% from 98.5 million metric tonnes at December 31, 2021. The decrease in mineral resources was driven by mine depletion from the restart of mining activities during 2022.
The Wodgina mine is at an initial assessment level, and as a result, contains no mineral reserves. Additional information about key assumptions and parameters relating to the lithium mineral resources at the Wodgina facility is discussed in section 11 of the Wodgina technical report summary.

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

Albemarle Corporation and Subsidiaries

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
The facilities at the Salar de Atacama consist of extraction wells, evaporation and concentration ponds, leaching plants, a potash plant, a drying plant, salar yield improvement plant, services and general areas, including salt stockpiles, as well as a fleet of owned and leased equipment. In addition, the site includes administrative offices, an operations building and a laboratory. The extracted concentrated lithium brine is sent to the La Negra plant by truck for processing. The Salar de Atacama has its own powerhouse that generates the energy necessary for the entire operation of the facilities. We also have permanent and continuous groundwater exploitation rights for two wells that are for industrial use and to supply the Salar de Atacama facilities. The La Negra facilities consist of a boron removal plant, a calcium and magnesium removal plant, two lithium carbonate conversion plants, a lithium chloride plant, evaporation-sedimentation ponds, an offsite area where the raw materials are housed and the inputs that are used in the process are prepared, a dry area where the various products are prepared, as well as a fleet of owned and leased equipment. La Negra is supplied electricity from a local company and has rights to a well in the Peine community for its water supply. We have completed construction of the third lithium carbonate conversion plant in late 2022. The plant has begun a six-month commissioning, qualification process, and ramp up process. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2022, the combined gross asset value of our facilities at the Salar de Atacama and in La Negra, Chile (not inclusive of construction in process) was approximately $1,673.5 million.
A summary of the Salar de Atacama facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2022 are shown in the following tables. SRK served as the QP and prepared the estimates of lithium mineral resources and reserves at the Salar de Atacama facility, with an effective date of August 31, 2022. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Salar de Atacama facility, dated February 14, 2023, is filed as Exhibit 96.3 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.
The Salar de Atacama mineral resource, exclusive of reserves, estimates with depletion from production from the effective date of the report to December 31, 2022 are summarized in the following table:

Albemarle Corporation and Subsidiaries

	Amount (‘000s metric tonnes)	Li Concentration (mg/L)
Measured mineral resources	471	2,390
Indicated mineral resources	363	1,943
Measured and Indicated mineral resources	834	2,159
Inferred mineral resources	237	1,617
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
•Resources are reported above the elevation of 2,200 meters above sea level. Resources are reported as lithium metal.
•Resources have been categorized subject to the opinion of a QP based on the amount/robustness of informing data for the estimate, consistency of geological/grade distribution, survey information.
•Resources have been calculated using drainable porosity estimated from measured values in Upper Halite and Volcano-sedimentary units, and bibliographical values based on the lithology and QP’s experience in similar deposits.
•The estimated economic cutoff grade utilized for resource reporting purposes is 800 mg/l lithium, based on the following assumptions:
◦A technical grade lithium carbonate price of $22,000/metric tonne CIF La Negra. This is a 10% premium to the price utilized for reserve reporting purposes. The 10% premium applied to the resource versus the reserve was selected to generate a resource larger than the reserve, ensuring the resource fully encompassed the reserve while still maintaining reasonable prospect for eventual economic extraction.
◦Recovery factors for the salar operation increase gradually over the span of 4 years, from the current 40% to the proposed salar yield improvement program 65% recovery in 2025. After that point, evaporation pond recovery is relatively constant at 65%. An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
◦An average annual brine pumping rate of 414 L/s is assumed to meet drawdown constraint consistent with Albemarle’s permit conditions.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $4,155/metric tonne CIF Asia.
◦Sustaining capital costs are included in the cut-off grade calculation and post the salar yield improvement program installation, average around $98 million per year.
•Mineral Resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Salar de Atacama measured and indicated mineral resources, exclusive of reserves, of 834,000 metric tonnes at December 31, 2022 decreased by 39% from 1.4 million metric tonnes at December 31, 2021. The Salar de Atacama inferred mineral resources, exclusive of reserves, of 237,000 metric tonnes at December 31, 2022 increased by 81% from 131,000 metric tonnes at December 31, 2021. The geology model reinterpretation coupled with results from the sampling campaign reduced the brine volume and lithium contained. Some specific yield factors in the salar decreased, reducing the resource by approximately 10%. Increases in grade were driven by higher grade in some deeper wells. The re-estimation also resulted in the reclassification of some brine from indicated to the inferred. Increases in revenue were offset by cost increase. The mineral resources were also reduced by depletion during the year.
The Salar de Atacama reserve estimates with depletion from production from the effective date of the report through December 31, 2022 are summarized in the following table:

Albemarle Corporation and Subsidiaries

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Proven mineral reserves:
In Situ	306	2,407
In Process	23	2,741
Probable mineral reserves:
In Situ	237	2,063
Total mineral reserves:
In Situ	542	2,244
In Process	23	2,741
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the economic model.
•Proven reserves have been estimated as the lithium mass pumped during Years 2020 through 2030 of the proposed life of mine plan.
•Probable reserves have been estimated as the lithium mass pumped from 2031 until the end of the proposed life of mine plan (2041).
•Reserves are reported as lithium metal
•This mineral reserve estimate was derived based on a production pumping plan truncated in December 31, 2041 (i.e., approximately 20 years). This plan was truncated to reflect the projected depletion of Albemarle’s authorized lithium production quota.
•The estimated economic cut-off grade for the Project is 858 mg/l lithium, based on the assumptions discussed below. The truncated production pumping plan remained well above the economic cut-off grade (i.e., the economic cut-off grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of $20,000/metric tonne CIF Asia.
◦Recovery factors for the salar operation increase gradually over the span of 4 years, from the current 40% to the proposed salar yield improvement program 65% recovery in 2025. After that point, evaporation pond recovery remains relatively constant at 65%, An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
◦A fixed average annual brine pumping rate of 414 L/s is assumed to meet consistent with Albemarle’s permit conditions.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $4,155/metric tonne CIF Asia.
◦Sustaining capital costs are included in the cut-off grade calculation and post the salar yield improvement program installation, average around $98 million per year.
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate and numbers may not add due to rounding.
The Salar de Atacama total mineral reserves of 566,000 metric tonnes at December 31, 2022 decreased by 13% from 647,000 metric tonnes at December 31, 2021. The decrease in total mineral reserves was driven by depletion during the year. Increases in model assumptions such as lithium pricing were offset by higher costs. These changes in economics did not have a material impact because mining at the Salar de Atacama is done at an elevated cutoff grade. Changes in the resource had minimal impact on the reserve as the production total is limited by quota.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at the Salar de Atacama facility is discussed in sections 11 and 12, respectively, of the Salar de Atacama technical report summary.

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

Albemarle Corporation and Subsidiaries

We extract lithium brine from our Silver Peak site through substantially the same evaporation process we use at the Salar de Atacama. We process the lithium brine extracted from our Silver Peak site into lithium carbonate at our plant in Silver Peak. It is hypothesized that the current levels of lithium dissolved in brine originate from relatively recent dissolution of halite by meteoric waters that have penetrated the playa in the last 10,000 years. The halite formed in the playa during the aforementioned climatic periods of low precipitation and that the concentrated lithium was incorporated as liquid inclusions into the halite crystals. There are no current exploration activities on the Silver Peak lithium operation. However, in January 2021, we announced that we will expand capacity in Silver Peak and begin a program to evaluate clays and other available Nevada resources for commercial production of lithium. As previously announced, we are investing in our Silver Peak site with the goal of doubling the current production in Silver Peak by 2025 by making full use of the brine water rights.
The facilities at Silver Peak consist of extraction wells, evaporation and concentration ponds, a lithium carbonate plant, a lithium anhydrous plant, a lithium hydroxide plant, a new liming plant, wellfield and mill maintenance, a shipping and packaging facility and administrative offices, as well as a fleet of owned and leased equipment. Silver Peak is supplied electricity from a local company and we currently have two operating fresh water wells nearby that supply water to the facilities. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2022, the gross asset value of our facilities at our Silver Peak site was approximately $77.8 million.
A summary of the Silver Peak facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2022 are shown in the following tables. SRK served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Silver Peak facility, with an effective date of September 30, 2022. A copy of the QP’s technical report summary with respect to the lithium mineral resource and reserve estimates at the Silver Peak facility, dated February 14, 2023, is filed as Exhibit 96.4 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.
The Silver Peak mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2022 are summarized in the following table:

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Measured mineral resources	14	153
Indicated mineral resources	36	144
Measured and Indicated mineral resources	50	146
Inferred mineral resources	90	121
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
•Resources are reported as lithium metal.
•The resources have been calculated from the block model above 740 meters above sea level.
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
•The estimated economic cutoff grade utilized for resource reporting purposes is 50 mg/l lithium, based on the following assumptions:
◦A technical grade lithium carbonate price of $22,000/metric tonne CIF North Carolina. This is a 10% premium to the price utilized for reserve reporting purposes. The 10% premium applied to the resource versus the reserve was selected to generate a resource larger than the reserve, ensuring the resource fully encompassed the reserve while still maintaining reasonable prospect for eventual economic extraction.
◦Recovery factors for the wellfield are = -206.23*(Li wellfield feed)2 +7.1903*(wellfield Li feed)+0.4609. An additional recovery factor of 78% lithium recovery is applied to the lithium carbonate plant.
◦A fixed brine pumping rate of 20,000 acre feet per year, ramped up from current levels over a period of five years.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $6,200/metric tonne lithium carbonate CIF North Carolina.

Albemarle Corporation and Subsidiaries

◦Sustaining capital costs are included in the cut-off grade calculation and include a fixed component at $7.0 million per year and an additional component tied to the estimated number of wells replaced per year and other planned capital programs.
•Mineral Resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Silver Peak measured and indicated mineral resources of 50,200 metric tonnes at December 31, 2022 increased by 43% from 35,100 metric tonnes at December 31, 2021. The Silver Peak inferred mineral resources of 89,500 metric tonnes at December 31, 2022 increased by 43% from 62,800 metric tonnes at December 31, 2021. The increase in mineral resources was driven by updated geologic modeling and increased brine volume at depth. Cost increases offset revenue increase with minimal impact to the overall resource as the overall grade is unchanged. The increase in resource was partially offset by production depletion during the year.
The Silver Peak reserve estimates with depletion from production from the effective date of the report through December 31, 2022 are summarized in the following table:

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Proven mineral reserves:
In Situ	12	94
In Process	1	104
Probable mineral reserves:
In Situ	56	95
Total mineral reserves:
In Situ	68	95
In Process	1	104
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the economic model.
•Proven reserves have been estimated as the lithium mass pumped during the Partial Year 2022 through 2027 of the proposed life of mine plan.
•Probable reserves have been estimated as the lithium mass pumped from 2028 until the end of the proposed life of mine plan (2052).
•Reserves are reported as lithium metal.
•This mineral reserve estimate was derived based on a production pumping plan truncated at the end of year 2052 (i.e., approximately 29.5 years). This plan was truncated to reflect the QP’s opinion on uncertainty associated with the production plan as a direct conversion of measured and indicated resource to proven and probable reserve is not possible in the same way as a typical hard-rock mining project.
•The estimated economic cutoff grade for the Silver Peak project is 57 mg/l lithium, based on the assumptions discussed below. The production pumping plan was truncated due to technical uncertainty inherent in long-term production modeling and remained well above the economic cutoff grade (i.e., the economic cutoff grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of US$20,000/metric tonne CIF North Carolina.
◦Recovery factors for the wellfield are = -206.23*(Li wellfield feed)2 +7.1903*(wellfield Li feed)+0.4609. An additional recovery factor of 78% lithium recovery is applied to the lithium carbonate plant.
◦A fixed brine pumping rate of 20,000 acre feet per year, ramped up from current levels over a period of five years.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $6,200/metric tonne lithium carbonate CIF North Carolina.
◦Sustaining capital costs are included in the cut-off grade calculation and include a fixed component at $7.0 million per year and an additional component tied to the estimated number of wells replaced per year and other planned capital programs.
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate (thousand tonnes), and numbers may not add due to rounding.
The Silver Peak total mineral reserves of 69,100 metric tonnes at December 31, 2022 increased by 12% from 61,700 metric tonnes at December 31, 2021. The increase in total mineral reserves was driven by increase brine grades at depth, partially offset by a decrease in the recovery factor at the processing plant to 78% from 85% based on recent operating history. The Silver Peak reserves were also offset by depletion during the year.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at the Silver Peak facility is discussed in sections 11 and 12, respectively, of the Silver Peak technical report summary.

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

Albemarle Corporation and Subsidiaries

Mining methods consist of all activities necessary to extract brine from the Dead Sea and extract Bromine. The low rainfall, low humidity and high temperatures in the Dead Sea area provide ideal conditions for recovering potash from the brine by solar evaporation. JBC obtains its feedbrine from APC’s evaporation pond and this supply is intimately linked to the APC operation. As evaporation takes place the specific gravity of the brine increases until its constituent salts progressively crystallize and precipitate out of solution, starting with sodium chloride (common salt) precipitating out to the bottom of the ponds (pre-carnallite ponds). Brine is transferred to other pans in succession where its specific gravity increases further, ultimately precipitating out of the sodium chloride. Carnallite precipitation takes place at the evaporation pond where it is harvested from the brine and pumped as slurry to a process plant (where the potassium chloride is separated from the magnesium chloride). JBC extracts the bromide-rich, “carnallite-free” brine through a pumping station. This brine feeds the bromine and magnesium plants. There is no exploration as typically conducted for the characterization of a mineral deposit.
Infrastructure and facilities to support the operation of the bromine production plant at the Safi site is compact and contained in an approximately 33 ha area. JBC ships product in bulk through a storage terminal in Aqaba. There are above ground storage tanks as well as pumps and piping for loading these products onto ships. JBC main activities at Aqaba are raw material/product storing, importing, and exporting. An evaporation pond collects the waste streams from pipe flushing, housekeeping, and other activities. Fresh water is sources from the Mujib Reservoir, a man-made reservoir. JBC is supplied electricity from the National Electric Power Company of Jordan. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2022, our 50% ownership interest of the gross asset value of the facilities at the Safi, Jordan site was approximately $222.3 million.
A summary of the Safi facility’s bromine mineral resources and reserves as of December 31, 2022 is provided below. RPS Energy Canada Ltd (“RPS”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of bromine mineral resources and reserves at the Safi facility, with an effective date of December 31, 2022. A copy of the QP’s amended technical report summary with respect to the bromine mineral resource and reserve estimates at the Safi facility, dated February 15, 2023, is filed as Exhibit 96.5 to this report.
The feedstock is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, APC, has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. Revenues are based on a forecast bromine price ranging from $3,560 to $6,480 per metric tonne and the operating cost ranges between $341 and $529 per metric tonne. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 178.3 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 ppm. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
The Safi measured mineral reserves of 178.3 million metric tonnes at December 31, 2022 increased by 1% from 177.5 million metric tonnes at December 31, 2021. The increase in measured mineral resources was driven by evaporation in the Dead Sea, partially offset by the end date of the forecast remained unchanged due to the concession agreement and depletion during 2022.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.38 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Revenues are based on a forecast bromine price ranging from $3,560 to $6,480 per metric tonne and the operating cost ranges between $341 and $529 per metric tonne. At the plant process recovery of 80 to 85 percent (bromine from bromide), product bromine is estimated at approximately 120,000 metric tonnes per year. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 8,890 ppm based on historical pumping. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
The Safi total mineral reserves of 2.38 million metric tonnes at December 31, 2022 decreased by 3% from 2.45 million metric tonnes at December 31, 2021. The decrease in total mineral reserves was driven by depletion during 2022 and the end date of the forecast remained unchanged due to the concession agreement.
Additional information about key assumptions and parameters relating to the bromine mineral resources and reserves at the Safi facility is discussed in sections 11 and 12, respectively, of the Safi technical report summary.

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
In Magnolia, bromine is recovered from underground brine wells and then processed into a variety of end products at the plant on location. Albemarle has more than 50 brine production and injection wells that are currently active on the property. Albemarle’s area of bromine operation is comprised of over 9,500 individual leases with local landowners comprising a total area of over 99,500 acres. The leases have been acquired over time as field development extended across the field. Each lease continues for a period of 25 years or longer until after a two year period where brine is not injected or produced from/to a well within two miles of lease land areas, as long as lease rentals are continuing to be paid. See section 3 of the Magnolia technical report summary, filed as Exhibit 96.6 to this report, for a map of leases and burdens on those leases at the Magnolia site.
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
The facilities at Magnolia consist of brine production and injection wells, brine ponds, two bromine processing plants, pipelines between the plants and wells, a laboratory, storage and warehouses, administrative offices, as well as a fleet of owned and leased equipment. Our Magnolia facilities are supplied electricity from a local company and we currently have several operating freshwater wells nearby that supply water to the facilities. In addition, both plants have dedicated rail spurs that provide access to several rail lines to transport product throughout the country. We consider the condition of all of our plants,

Albemarle Corporation and Subsidiaries

facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2022, the gross asset value of our facilities at our Magnolia site was approximately $833.5 million.
A summary of the Magnolia facility’s bromine mineral reserves as of December 31, 2022 is shown in the following table. RPS served as the QP and prepared the estimates of bromine mineral reserves at the Magnolia facility, with an effective date of December 31, 2022. A copy of the QP’s technical report summary with respect to the bromine mineral resource and reserve estimates at the Magnolia facility, dated February 15, 2023, is filed as Exhibit 96.6 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes in thousands.
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.

Amount (‘000s metric tonnes)
Proven mineral reserves	2,419
Probable mineral reserves	565
Total mineral reserves	2,984
•Reserves are reported as bromine, on an in situ basis.
•The estimated economic cutoff grade utilized for reserve reporting purposes is 1,000 mg/L bromine, with a bromine price ranging from $3,560 to $6,480 per metric tonne and operating costs ranging from $850 to $1,150 per metric tonne.
•Recovery factors for the Magnolia are 75% and 82% for the proven mineral reserves and total mineral reserves, respectively.
•The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range up to over 6,000 mg/L.
The Magnolia total mineral reserves of 3.0 million metric tonnes at December 31, 2022 decreased by 3% from 3.1 million metric tonnes at December 31, 2021. The decrease in total mineral reserves was driven by depletion of the reserve during 2022.
Additional information about key assumptions and parameters relating to the bromine mineral reserves at the Magnolia facility is discussed in section 12 of the Magnolia technical report summary.

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
NONE

Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 15, 2023, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting in May 2023.

Albemarle Corporation and Subsidiaries

Name	Age	Position
J. Kent Masters	62	Chairman, President and Chief Executive Officer
Scott A. Tozier	57	Executive Vice President, Chief Financial Officer
Kristin M. Coleman	54	Executive Vice President, General Counsel and Corporate Secretary
Karen G. Narwold	63	Executive Vice President, Chief Administrative Officer
Melissa Anderson	58	Senior Vice President, Chief Human Resources Officer
John C. Barichivich III	55	Vice President, Corporate Controller, Chief Accounting Officer
Raphael Crawford	47	President, Catalysts Global Business Unit
Netha Johnson	52	President, Bromine Global Business Unit
Eric Norris	56	President, Lithium Global Business Unit
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
Kristin M. Coleman joined us in November of 2022 and currently serves as Executive Vice President, General Counsel and Corporate Secretary. Ms. Coleman has nearly 30 years of legal experience, previously serving as Executive Vice President, General Counsel, and Chief Compliance Officer at US Foods. She also served as Senior Vice President, General Counsel, and Corporate Secretary of Sears Holdings Corporation and as Vice President, General Counsel, and Corporate Secretary for Brunswick Corporation. Before moving in-house, she worked in private practice with Sidley Austin LLP. Ms. Coleman founded the Chicago General Counsel Forum and is a member of the Economic Club of Chicago. She serves as a Board Member Emeritus for the Center for Enriched Living.
Karen G. Narwold joined us in September of 2010 and currently serves as Executive Vice President and Chief Administrative Officer. Ms. Narwold has over 25 years of legal, management and business experience with global industrial and chemical companies. After five years in private practice, she served as Vice President, General Counsel, Human Resources and Secretary of GrafTech International Ltd., a global graphite and carbon manufacturer and former subsidiary of Union Carbide. She then served as Vice President and Strategic Counsel of Barzel Industries, a North American steel processor and distributor. Prior to joining Albemarle, Ms. Narwold served as Special Counsel with Kelley Drye & Warren LLP and with Symmetry Advisors where she worked in the areas of strategic, financial and capital structure planning and restructuring for public and private companies. Ms. Narwold was appointed as a member of the Board of Directors of Ingevity Corporation on February 20, 2019. On October 31, 2022, Ms. Narwold announced that she will retire from the Company, effective April 4, 2023.
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

Albemarle Corporation and Subsidiaries

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
Eric Norris was appointed President, Lithium Global Business Unit in August 2018. Mr. Norris joined Albemarle in January 2018 as Chief Strategy Officer. In this role, he managed the company’s strategic planning, M&A, and corporate business development programs as well as its investor relations efforts. Prior to joining Albemarle, Mr. Norris served as President of Health and Nutrition for FMC Corporation. Following FMC’s announcement to acquire DuPont Agricultural Chemical assets, he led the divestiture of FMC Health and Nutrition to DuPont. Previously, Mr. Norris served as Vice President and Global Business Director for FMC Health and Nutrition, and Vice President and Global Business Director for FMC Lithium. During his 16-year FMC career, he served in additional leadership roles including Investor Relations, Corporate Development and Director of FMC Healthcare Ventures. Prior to FMC, Mr. Norris founded and led an internet-based firm offering formulation and design tools to the chemical industry. Previously, he served in a variety of roles for Rohm and Haas Company including sales, marketing, strategic planning and investor relations. Norris is a member of the board of directors of Communities in Schools of Charlotte-Mecklenburg and is a member of the board of directors of The Zero Emission Transportation Association (ZETA).

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 117,197,977 shares of common stock held by 2,101 shareholders of record as of February 8, 2023. On each of February 24, 2022, May 3, 2022, July 18, 2022, and October 24, 2022, we declared a dividend of $0.395 per share. In each quarter of 2021, we declared a dividend of $0.39 per share and, in each quarter of 2020, we declared a dividend of $0.385 per share. We expect to continue to declare and pay comparable dividends to our shareholders in the future, however, dividends are declared solely at

Albemarle Corporation and Subsidiaries

the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2017 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
Some of the information presented in this Annual Report on Form 10-K, including the documents incorporated by reference herein, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” “will” and variations of such words and similar expressions to identify such forward-looking statements.
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

Albemarle Corporation and Subsidiaries

•fluctuations in lithium market pricing, which could impact our revenues and profitability particularly due to our increased exposure to index-referenced and variable-priced contracts for battery grade lithium sales;
•inflationary trends in our input costs, such as raw materials, transportation and energy, and their effects on our business and financial results;
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
•continuing uncertainties as to the duration and impact of the novel coronavirus (“COVID-19”) pandemic and any future pandemic;
•impacts of the military conflict between Russia and Ukraine and the global response to it;
•performance of our partners in joint ventures and other projects;
•changes in credit ratings;
•the inability to realize the benefits of our decision to retain our Catalysts business as a wholly-owned subsidiary and to realign our Lithium and Bromine global business units into a new corporate structure, including Energy Storage and Specialties business units; and
•the other factors detailed from time to time in the reports we file with the SEC.

Albemarle Corporation and Subsidiaries

We assume no obligation to provide revisions to any forward-looking statements should circumstances change, except as otherwise required by securities and other applicable laws. The following discussion should be read together with our consolidated financial statements and related notes included in this Annual Report on Form 10-K.
The following is a discussion and analysis of our results of operations for the years ended December 31, 2022, 2021 and 2020. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

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

2022 Highlights
•In the first quarter of 2022, we increased our quarterly dividend for the 29th consecutive year, to $0.395 per share.
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
•Production of spodumene concentrate from the first and second trains at the Wodgina mine managed by our 60%-owned MARBL joint venture was achieved in May and July of this year, respectively.
•We announced plans to build integrated lithium operations in the United States, including the Kings Mountain, North Carolina spodumene mine and a lithium conversion plant in the Southeast.
•We announced the conclusion of our strategic review of the Catalysts business. As a result of the review, we chose to retain the business under a separate, wholly-owned subsidiary of Albemarle that has been renamed Ketjen in 2023. This structure is intended to allow the Catalysts business to respond to unique customer needs and global market dynamics more effectively while also achieving its growth ambitions.
•We announced the realignment of our Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. The realignment was effective January 1, 2023, and resulted in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Ketjen (Catalysts).
•In October 2022, we announced that we have been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electric grid and for materials and components

Albemarle Corporation and Subsidiaries

currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location.
•In October 2022, we completed the acquisition of all of the outstanding equity of Qinzhou, for approximately $200 million in cash. Qinzhou's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tonnes of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
•In December 2022, we unveiled a groundbreaking product, MercLok™, which captures mercury from soil and mining waste, helping to remove this harmful element from the food chain.
•In December 2022, we announced the acquisition of a location in Charlotte, North Carolina, where we intend to invest at least $180 million to establish the Albemarle Technology Park, a world-class facility designed for novel materials research, advanced process development, and acceleration of next-generation lithium products to market. We anticipate that innovations from the new site will enhance lithium recovery, improve production methods, and introduce new forms of lithium to enable breakthrough levels of battery performance. In addition, we anticipate the creation of at least 200 jobs at the site.
•We achieved net income of $2.7 billion during 2022 compared to $123.7 million for 2021. The increase in 2022 net income was primarily driven by increased lithium prices reflecting tight market conditions and greater volumes sold under index-referenced and variable-based contracts.
•Cash flows from operations in 2022 were $1.9 billion compared to $344.3 million in 2021.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage, particularly for electric vehicles (“EVs”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
Beginning in the first quarter of 2023, the chief operating decision maker began evaluating performance, forecasting and making resource allocation decisions based on our previously announced realignment of the Lithium and Bromine global business units. The new corporate structure was designed to better meet customer needs and foster talent required to deliver in a competitive global environment. The realignment resulted in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Ketjen (Catalysts). The below segment outlook is presented in the new segment structure based on how the chief operating decision maker started reviewing the business starting in 2023.
Energy Storage: We expect Energy Storage results to increase year-over-year in 2023, mainly due to increased pricing as well as higher sales volume. The increased market pricing reflects tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as renegotiations of certain of our long-term agreements. Since the beginning of 2022 market indices have increased 70% to 200%. Some of our renegotiated contracts include higher prices on existing long-term agreements that are more reflective of current market conditions. In other cases, we have moved from previous fixed-price, long-term agreements towards index-referenced and variable-priced contracts. As a result, our Energy Storage business is more aligned with changes in market and index pricing than it has been in the past. While we expect these prices to remain strong throughout the year, a material decline in these market prices would have a negative impact on our outlook. The increased sales volume is primarily expected from new capacity coming on line from La Negra, Chile, Kemerton, Western Australia, and the recently completed acquisition of Qinzhou, which includes a lithium hydroxide conversion plant designed to produce up to 25,000 metric tons of LCE per year. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.

Albemarle Corporation and Subsidiaries

We announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tons of LCE per year. Construction of the Meishan facility is currently underway and is expected to be complete by the end of 2024. In addition, production of spodumene concentrate from the first and second trains at the Wodgina mine managed by our 60%-owned MARBL joint venture was achieved in May and July of this year, respectively. In February 2022, we announced that we signed a non-binding letter agreement with our MARBL joint venture partner, MRL, to explore a potential expansion of the MARBL joint venture, in an effort to expand lithium conversion capacity with increased optionality and reduced risk.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid electric vehicles and full battery electric vehicles increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers and automotive OEMs and favorable global public policy toward e-mobility/renewable energy usage. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Specialties: We expect both net sales and profitability to increase in 2023 due to strength in demand across our product portfolio that benefits from diverse end markets. One anticipated contributor to growth is the December 2022 launch of MercLok, a groundbreaking new bromine-based product that sequesters elemental and ionic mercury in the environment. Volumes are expected to increase compared to 2022 due to the continued successful execution of growth projects, assuming continued availability of raw materials like chlorine. In addition, Specialties’ ongoing cost savings initiatives and higher pricing are expected to offset higher freight and raw material costs such as lithium chloride.
On a longer-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety products. We are focused on profitably growing our globally competitive bromine and derivatives production network to serve all major bromine consuming products and markets. The combination of our solid, long-term business fundamentals, strong cost position, product innovations and effective management of raw material costs should enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Ketjen (Catalysts): Total Ketjen results in 2023 are expected to increase year-over-year despite inflationary pressures in freight and input costs, including the volatility of natural gas pricing in Europe related to the war in Ukraine. These higher costs are expected to be offset by higher pricing in refining markets. Volume is expected to grow across each of the Ketjen businesses. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but is expected to see a prolonged recovery due to refineries pushing out turnarounds. In addition, the Ketjen business is seeking contingent business interruption insurance settlements for lost income from 2019 to 2022 due to multiple incidents with one of its customers. If we prevail with these claims, we could receive these settlements in multiple distributions in 2023, totaling up to an additional $47 million. Our decision to retain this business as a separate, wholly-owned subsidiary is intended to better meet customer needs and foster talent required to deliver in a competitive global environment.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Ketjen business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We also believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world, including those managing new contaminants present in North America tight oil, and those in the Middle East and Asia seeking to use heavier feedstock while pushing for higher propylene yields. Longer-term, we believe that the global crude supply will get heavier and more sour, a trend that bodes well for our catalysts portfolio. With superior technology and production capacities, and expected growth in end market demand, we believe that Ketjen remains well-positioned for the future. In performance catalyst solutions (“PCS”), we expect growth on a longer-term basis in our organometallics business due to growing global demand for plastics driven by rising standards of living and infrastructure spending.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the CHIPS and Science Act of 2022, and other tax jurisdictions.

Albemarle Corporation and Subsidiaries

Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2022 include an actuarial gain of $37.0 million ($26.5 million after income taxes), as compared to a loss of $56.9 million ($43.6 million after income taxes) for the year ended December 31, 2021.
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
Discussion of our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Comparison of 2022 to 2021
Selected Financial Data
Net Sales

In thousands	2022	2021	$ Change	% Change
Net sales	$7,320,104	$3,327,957	$3,992,147	120%
•$3.5 billion of favorable pricing from each of our businesses, primarily in Lithium
•$698.6 million of higher sales volume from each of our businesses, primarily in Lithium
•$75.1 million decrease in net sales following the sale of the FCS business on June 1, 2021
•$177.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	2022	2021	$ Change	% Change
Gross profit	$3,074,587	$997,971	$2,076,616	208%
Gross profit margin	42.0%	30.0%
•Favorable pricing impacts and higher sales volume in all businesses, primarily in Lithium
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•Increased utility costs, primarily natural gas in Europe, and freight costs in each of our businesses
•Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	2022	2021	$ Change	% Change
Selling, general and administrative expenses	$524,145	$441,482	$82,663	19%
Percentage of Net sales	7.2%	13.3%
•Higher compensation, including incentive-based, expenses across all businesses and Corporate
•Increase in professional fees for various growth and improvement projects
•Partially offset by productivity improvements and a reduction in administrative costs
•2021 included a $20.0 million charitable contribution, using a portion of the proceeds received from the FCS divestiture, to the Albemarle Foundation, in addition to the normal annual contributions
•2021 also included $11.5 million of legal fees related to a legacy Rockwood legal matter and $9.8 million of expenses in 2021 primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements

Albemarle Corporation and Subsidiaries

Research and Development Expenses

In thousands	2022	2021	$ Change	% Change
Research and development expenses	$71,981	$54,026	$17,955	33%
Percentage of Net sales	1.0%	1.6%
•Increased research and development spending in each of our businesses

Loss (Gain) on Sale of Business/Interest in Properties, Net

In thousands	2022	2021	$ Change	% Change
Loss (gain) on sale of business/interest in properties, net	$8,400	$(295,971)	$304,371
•2022 expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia
•2021 included a gain of $428.4 million resulting from the sale of the FCS business on June 1, 2021
•A $132.4 million expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton in 2021

Interest and Financing Expenses

In thousands	2022	2021	$ Change	% Change
Interest and financing expenses	$(122,973)	$(61,476)	$(61,497)	100%
•2022 included a $19.2 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts, unamortized deferred financing costs and accelerated amortization of the interest rate swap balance from the redemption of debt during the second quarter of 2022
•2022 also included an expense of $17.5 million related to the correction of out of period errors regarding overstated
capitalized interest values in prior periods
•2021 included a $29.0 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of debt during the first quarter of 2021
•Increased debt balance during 2022 compared to 2021 following the issuance of $1.7 billion in new senior notes

Other Income (Expenses), Net

In thousands	2022	2021	$ Change	% Change
Other income (expenses), net	$86,356	$(603,340)	$689,696	(114)%
•2021 included $657.4 million of additional expense recorded following the settlement of an arbitration ruling for a prior legal matter. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this report for further details
•$39.4 million of indemnification expenses in 2021 primarily to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany
•$21.8 million increase in foreign exchange losses
•$5.3 million increase in income from accretion of discount in preferred equity of Grace subsidiary acquired as a portion of the proceeds of the FCS sale
•$57.0 million of pension and OPEB credits (including mark-to-market actuarial gains of $37.0 million) in 2022 as compared to $78.8 million of pension and OPEB credits (including mark-to-market actuarial gains of $56.9 million) in 2021
•The mark-to-market actuarial gain in 2022 is primarily attributable to a significant increase in the weighted-average discount rate to 5.46% from 2.86% for our U.S. pension plans and to 4.04% from 1.44% for our foreign pension plans to reflect market conditions as of the December 31, 2022 measurement date. This was partially offset by a lower return on pension plan assets in 2022 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (17.94)% versus an expected return of 6.48%.
•The mark-to-market actuarial loss in 2021 is primarily attributable to a higher return on pension plan assets in 2021 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.42% versus an expected return of 6.50%. In addition, there was an increase in the weighted-average discount rate to 2.86% from 2.50% for our U.S. pension plans and to 1.44% from 0.86% for our foreign pension plans to reflect market conditions as of the December 31, 2021 measurement date.

Albemarle Corporation and Subsidiaries

Income Tax Expense

In thousands	2022	2021	$ Change	% Change
Income Tax Expense	$390,588	$29,446	$361,142	1,226%
Effective income tax rate	16.1%	22.0%
•2022 includes a $91.8 million tax benefit resulting from the release of a valuation allowance in Australia, a $72.6 million benefit resulting from foreign-derived intangible income, partially offset by a $50.6 million current year tax reserve related to an uncertain tax position in Chile
•Change in geographic mix in earnings in 2022
•2021 included $148.9 million tax benefit resulting from an accrual recorded following an arbitration ruling related to a prior legal matter. See Note 17, “Commitments and Contingencies,” to our consolidated financial statements included in Part II, Item 8 of this report for further details
•$97.5 million one-time tax expense recorded for the gain on the sale of the FCS business in 2021
•$27.9 million discrete tax benefit recorded in 2021 related to the indemnification estimate of an ongoing tax-related matter in Germany
•2021 included a discrete tax expense due to an out-of-period adjustment for an overstated deferred tax liability recorded during the three-month period ended December 31, 2017

Equity in Net Income of Unconsolidated Investments

In thousands	2022	2021	$ Change	% Change
Equity in net income of unconsolidated investments	$772,275	$95,770	$676,505	706%
•Increased earnings due to strong pricing and volume increases from the Talison joint venture •$10.9 million of favorable foreign exchange impacts from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	2022	2021	$ Change	% Change
Net income attributable to noncontrolling interests	$(125,315)	$(76,270)	$(49,045)	64%
▪Increase in consolidated income related to our JBC joint venture due to favorable pricing

Net Income Attributable to Albemarle Corporation

In thousands	2022	2021	$ Change	% Change
Net income attributable to Albemarle Corporation	$2,689,816	$123,672	$2,566,144	2,075%
Percentage of Net Sales	36.7%	3.7%
Basic earnings per share	$22.97	$1.07	$21.90	2,047%
Diluted earnings per share	$22.84	$1.06	$21.78	2,055%
▪Favorable pricing and increased sales volume in all businesses, particularly in Lithium
▪Increased earnings from Talison joint venture
▪Productivity improvements and a reduction in administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪$504.5 million, net of income taxes, of additional expense recorded following the settlement of an arbitration ruling for a prior legal matter in 2021
▪Gain on sale of FCS business of $330.9 million, net of tax in 2021
▪$132.4 million expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton in 2021
▪Increased utility, primarily natural gas in Europe, and freight costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense
▪Increased interest and financing expenses due to higher debt balances
▪Mark-to-market actuarial gains of $26.5 million, net of income taxes, recorded in 2022 compared to mark-to-market actuarial gains of $43.6 million, net of income taxes, recorded in 2021

Albemarle Corporation and Subsidiaries

Other Comprehensive (Loss) Income, Net of Tax

In thousands	2022	2021	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(168,295)	$(66,478)	$(101,817)	153%
•Foreign currency translation	$(171,295)	$(74,385)	$(96,910)	130%
▪2022 included unfavorable movements in the Chinese Renminbi of approximately $74 million, the Euro of approximately $64 million, the Japanese Yen of approximately $14 million, the Taiwanese Dollar of approximately $9 million, the South Korean Won of approximately $5 million and the net unfavorable variance in other currencies totaling approximately $6 million

▪2022 included a $0.9 million gain compared to a loss of $5.4 million in 2021, representing adjustments to the fair value of our available-for-sale debt securities
▪2021 included unfavorable movements in the Euro of approximately $62 million, the Japanese Yen of approximately $8 million, the Brazilian Real of approximately $5 million, the South Korean Won of approximately $4 million and the net unfavorable variance in other currencies totaling approximately $5 million, partially offset by favorable movements in the Chinese Renminbi of approximately $10 million

•Net investment hedge	$—	$5,110	$(5,110)	(100)%
•Cash flow hedge	$(4,399)	$174	$(4,573)	*
•Interest rate swap	$7,399	$2,623	$4,776	182%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes in 2024
•Percentage calculation is not meaningful
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. During 2022, our reportable business segments consisted of: (1) Lithium, (2) Bromine and (3) Catalysts.
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category included only the FCS business that did not fit into any of the Company’s core businesses. On June 1, 2021, the Company completed the sale of the FCS business. Amounts in the “All Other” category represent activity in this business until divested on June 1, 2021.

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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. We define adjusted EBITDA as earnings before interest and financing expenses, income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration-related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. We reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

Albemarle Corporation and Subsidiaries

	Year Ended December 31,				Percentage Change
	2022	%	2021	%	2022 vs. 2021
	(In thousands, except percentages)
Net sales:
Lithium	$5,008,850	68.4%	$1,363,284	41.0%	267%
Bromine	1,411,682	19.3%	1,128,343	33.9%	25%
Catalysts	899,572	12.3%	761,235	22.9%	18%
All Other	—	—%	75,095	2.2%	(100)%
Total net sales	$7,320,104	100.0%	$3,327,957	100.0%	120%

Adjusted EBITDA:
Lithium	$3,102,662	89.3%	$479,538	55.1%	547%
Bromine	456,916	13.1%	360,682	41.4%	27%
Catalysts	28,732	0.8%	106,941	12.3%	(73)%
All Other	—	—%	29,858	3.4%	(100)%
Corporate	(112,453)	(3.2)%	(106,045)	(12.2)%	6%
Total adjusted EBITDA	$3,475,857	100.0%	$870,974	100.0%	299%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Lithium	Bromine	Catalysts	All Other	Corporate	Consolidated Total
2022
Net income (loss) attributable to Albemarle Corporation	$2,903,076	$402,820	$(27,104)	$—	$(588,976)	$2,689,816
Depreciation and amortization	189,347	54,096	51,417	—	5,981	300,841
Loss on sale of interest in properties(a)	8,400	—	—	—	—	8,400
Acquisition and integration related costs(b)	—	—	—	—	16,259	16,259
Interest and financing expenses(c)	—	—	—	—	122,973	122,973
Income tax expense	—	—	—	—	390,588	390,588
Non-operating pension and OPEB items	—	—	—	—	(57,032)	(57,032)
Other(d)	1,839	—	4,419	—	(2,246)	4,012
Adjusted EBITDA	$3,102,662	$456,916	$28,732	$—	$(112,453)	$3,475,857
2021
Net income (loss) attributable to Albemarle Corporation	$192,244	$309,501	$55,353	$27,988	$(461,414)	$123,672
Depreciation and amortization	138,772	51,181	51,588	1,870	10,589	254,000
Restructuring and other(e)	—	—	—	—	3,027	3,027
Loss (gain) on sale of business/interest in properties, net(f)	132,400	—	—	—	(428,371)	(295,971)
Acquisition and integration related costs(b)	—	—	—	—	12,670	12,670
Interest and financing expenses(c)	—	—	—	—	61,476	61,476
Income tax expense	—	—	—	—	29,446	29,446
Non-operating pension and OPEB items	—	—	—	—	(78,814)	(78,814)
Legal accrual(g)	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(h)	—	—	—	—	20,000	20,000
Indemnification adjustments(i)	—	—	—	—	39,381	39,381
Other(j)	16,122	—	—	—	28,553	44,675
Adjusted EBITDA	$479,538	$360,682	$106,941	$29,858	$(106,045)	$870,974

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
(b)See Note 2, “Acquisitions,” for additional information.
(c)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million and $29.0 million for the years ended December 31, 2022 and 2021, respectively. See Note 14, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the year ended December 31, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
(d)Included amounts for the year ended December 31, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment, and $0.5 million related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $4.3 million related to facility closure expenses of offices in Germany, $2.8 million of charges for environmental reserves at sites not part of our operations, $2.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review, partially offset by $4.3 million of gains from the sale of legacy properties not part of our operations.
•Other income (expenses), net - $4.3 million net gain related to the fair value adjustment of equity securities in a public company, a $3.0 million gain from the reversal of a liability related to a previous divestiture, a $2.0 million gain relating to the adjustment of an environmental reserve at non-operating businesses we have previously divested and a $0.6 million gain related to a

Albemarle Corporation and Subsidiaries

settlement received from a legal matter in a prior period, partially offset by a $3.2 million loss resulting from the adjustment of indemnification related to previously disposed businesses.
(e)In 2021, we recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A.
(f)Includes a $428.4 million gain related to the FCS divestiture recorded during the year ended December 31, 2021. In addition, includes a $132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.
(g)Loss recorded in Other income (expenses), net for the year ended December 31, 2021 related to the settlement of an arbitration ruling for a prior legal matter. See Note 17, “Commitments and Contingencies,” for further details.
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
(i)Included in Other income (expenses), net to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
(j)Included amounts for the year ended December 31, 2021 recorded in:
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
•Other income (expenses), net - $4.8 million of net expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

Lithium

In thousands	2022	2021	$ Change	% Change
Net sales	$5,008,850	$1,363,284	$3,645,566	267%
▪$3.2 billion of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
▪$549.2 million of higher sales volume, driven by the La Negra III/IV expansion in Chile and increased tolling volume to meet growing customer demand
▪$133.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$3,102,662	$479,538	$2,623,124	547%
•Favorable pricing impacts and higher sales volume
•Higher equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•$2.2 million of unfavorable currency translation resulting from a stronger Chilean Peso

Bromine

In thousands	2022	2021	$ Change	% Change
Net sales	$1,411,682	$1,128,343	$283,339	25%
•$260.6 million of favorable pricing impacts, primarily in the fire safety solutions division
•$49.8 million of higher sales volume related to increased demand across all products
•$26.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$456,916	$360,682	$96,234	27%
•Favorable pricing impacts and higher sales volume
•Increased freight costs, partially due to trucker strikes in Jordan during the fourth quarter of 2022
•Increased utility costs and raw material prices, primarily due to the higher costs of bisphenol A (BPA)
•Increased SG&A expenses from higher compensation costs
•2021 included higher production and utility costs of approximately $6 million resulting from the U.S. Gulf Coast winter storm
•$19.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

Catalysts

In thousands	2022	2021	$ Change	% Change
Net sales	$899,572	$761,235	$138,337	18%
•$99.7 million of higher sales volume, primarily from the timing of clean fuel technologies sales, which has lumpier demand; sales volume was negatively affected by the impacts of a winter freeze in the U.S. during the fourth quarter of 2022
•$56.5 million of favorable pricing impacts, primarily in clean fuel technologies and PCS
•$17.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$28,732	$106,941	$(78,209)	(73)%
•Increased utility costs, primarily natural gas in Europe
•Increased raw material and freight costs
•Higher sales volume and favorable pricing impacts; adjusted EBITDA was negatively affected by the impacts of a winter freeze in the U.S. during the fourth quarter of 2022
•2022 benefited from $7 million of government grants from the Netherlands in response to losses during the COVID-19 pandemic as compared to $19 million of these grants in 2021
•Recorded $10 million gain from contingent business interruption insurance settlements resulting from lost income during 2019 to 2022 due to multiple incidents at one of its customers
•2021 included higher production and utility costs of approximately $16 million resulting from the U.S. Gulf Coast winter storm
•2021 included a $3.1 million out-of-period adjustment expense recorded in Cost of goods sold to correct inventory foreign exchange values relating to prior year periods

All Other

In thousands	2022	2021	$ Change	% Change
Net sales	$—	$75,095	$(75,095)	(100)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021
Adjusted EBITDA	$—	$29,858	$(29,858)	(100)%
▪Decreased volume resulting from the sale of the FCS business in the second quarter of 2021

Corporate

In thousands	2022	2021	$ Change	% Change
Adjusted EBITDA	$(112,453)	$(106,045)	$(6,408)	6%
▪Increase in compensation costs, including incentive-based compensation
▪$10.9 million of unfavorable currency exchange impacts, including a $10.9 million increase in foreign currency impacts from our Talison joint venture

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

Albemarle Corporation and Subsidiaries

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
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product or service is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases are based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 30 to 90 days, however, they vary by market factors, such as customer size, creditworthiness, geography and competitive environment.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, we initially perform a qualitative test (“Step 0”), where we first assess qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, we perform a quantitative test (“Step 1”). During Step 1, we estimate the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. For the Refining Solutions reporting unit, the revenue growth rates, adjusted EBITDA margins and the discount rate were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. We use a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. Our WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to Albemarle and, therefore, are beyond our control. We perform a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. We test our recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts. We performed our annual goodwill impairment test as of October 31, 2022 and no evidence of impairment was noted from the analysis. As a result, we concluded there was no impairment as of that date. However, if the adjusted EBITDA or discount rate estimates for the Refining Solutions reporting unit negatively changed by 10%, the Refining Solutions fair value would be below its carrying value.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2022, no evidence of impairment was noted from the analysis for our indefinite-lived intangible assets.
Definite-lived intangible assets, such as purchased technology, patents and customer lists, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with the majority of our Lithium business, which are amortized using the pattern of economic benefit method,

Albemarle Corporation and Subsidiaries

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
During 2022, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2022, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2022 measurement date.
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
At December 31, 2022, the weighted-average discount rate for the U.S. and foreign pension plans increased to 5.46% and 4.04%, respectively, from 2.86% and 1.44%, respectively, at December 31, 2021 to reflect market conditions as of the December 31, 2022 measurement date. The discount rate for the OPEB plans at December 31, 2022 and 2021 was 5.45% and 2.85%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2022 and 2021, the weighted-average expected rate of return on U.S. pension plan assets was 6.89%, and the weighted-average expected rate of return on foreign pension plan assets was 3.85% and 3.98%, respectively. Effective January 1, 2023, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.88% and 4.86%, respectively.

Albemarle Corporation and Subsidiaries

In projecting the rate of compensation increase, we consider past experience in light of changes in inflation rates. At December 31, 2022 and 2021, the assumed weighted-average rate of compensation increase was 3.67% and 3.20%, respectively, for our foreign pension plans.

For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2022 and 2021, we used the Pri-2012 Mortality Tables along with the MP-2021 Mortality Improvement Scale, respectively, published by the SOA.
At December 31, 2022, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(60,603)	$2,670	$71,494	$(3,289)
Other postretirement benefits	$(2,822)	$158	$3,293	$(193)
Expected return on plan assets:
Pension	*	$(5,066)	*	$5,066
Other postretirement benefits	*	$—	*	$—
* Not applicable.
Of the $528.1 million total pension and postretirement assets at December 31, 2022, $68.7 million, or approximately 13%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
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
Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryovers. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we do not establish a valuation allowance when we believe it is more likely than not that a net deferred tax asset will be realized. We elected to not consider the estimated impact of potential future Corporate Alternative Minimum Tax liabilities for purposes of assessing valuation allowances on its deferred tax balances.
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

Albemarle Corporation and Subsidiaries

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2019. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2017.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2022 in Germany, Italy, Belgium, South Africa, China, Canada and Chile, some of which are for entities that have since been divested.
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
Cash Flow
Our cash and cash equivalents were $1.5 billion at December 31, 2022 as compared to $439.3 million at December 31, 2021. Cash provided by operating activities was $1.9 billion, $344.3 million and $798.9 million during the years ended December 31, 2022, 2021 and 2020, respectively.
The increase in cash provided by operating activities in 2022 versus 2021 was primarily due to significantly higher earnings from the Lithium and Bromine segments and higher dividends received from unconsolidated investments, primarily from the Talison joint venture. This increase was partially offset by an increase in working capital outflow driven by higher inventory and accounts receivable balances from higher lithium pricing and increased sales. The decrease in cash provided by operating activities in 2021 versus 2020 was primarily due to the $332.5 million payment to settle a prior legal matter, lower earnings from the FCS business sold on June 1, 2021, as well as increased inventory balances and accounts receivable due to the timing of payments. This was partially offset by increased sales in our Lithium and Bromine segments.
During 2022, cash on hand, cash provided by operations and the proceeds of $2.0 billion in long-term debt and credit agreements funded $1.3 billion of capital expenditures for plant, machinery and equipment, the repayment of long-term debt

Albemarle Corporation and Subsidiaries

and credit agreements of $705.0 million, the net repayment of $391.7 million of commercial paper, the final payment of $332.5 million of a settlement of an arbitration ruling for a prior legal matter and dividends to shareholders of $184.4 million. During 2021, cash on hand, cash provided by operations, net cash proceeds of $289.8 million from the sale of the FCS business, $388.5 million of commercial paper borrowings and the $1.5 billion net proceeds from our underwritten public offering of common stock funded debt principal payments of approximately $1.5 billion, early extinguishment of debt fees of $24.9 million, $332.5 million of a settlement of an arbitration ruling for a prior legal matter, $953.7 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $177.9 million, and pension and postretirement contributions of $30.3 million. During 2020, cash on hand, cash provided by operations and proceeds from borrowings of $200 million from one of our credit facilities funded $850.0 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $161.8 million, and pension and postretirement contributions of $16.4 million. In addition, during 2020 we received $11.0 million in proceeds from the sale of our ownership interest in the SOCC joint venture during and paid $22.6 million of agreed upon purchase price adjustments for the Wodgina Project acquisition. In addition, during the years ended December 31, 2022, 2021 and 2020, our consolidated joint venture, JBC, declared dividends of $274.5 million, $274.6 million and $89.9 million, respectively, which resulted in dividends paid to noncontrolling interests of $44.2 million ($53.1 million declared in 2022 was paid in the first quarter of 2023), $96.1 million and $32.1 million, respectively.
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Qinzhou, for approximately $200 million in cash, which includes a deferral of approximately $29 million to be paid in installments within a year of the acquisition closing date. Qinzhou's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tonnes of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
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
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of the commercial paper notes, the remaining balance of $425.0 million of the 4.15% Senior Notes due 2024 (the “2024 Notes”) and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the year ended December 31, 2022, the Company recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.
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

Albemarle Corporation and Subsidiaries

•€183.3 million, the outstanding balance, of the unsecured credit facility originally entered into on August 14, 2019, as amended and restated on December 15, 2020 (the “2019 Credit Facility”)
•$325.0 million, the outstanding balance, of the commercial paper notes
Capital expenditures were $1.3 billion, $953.7 million and $850.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, and were incurred mainly for plant, machinery and equipment. We expect our capital expenditures to be between $1.7 billion and $1.9 billion in 2023 primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Our La Negra, Chile plant has completed the qualification stage and is running as expected. Train I of our Kemerton, Western Australia plant is complete and ramping through the commissioning stage. Train II has achieved mechanical completion and transitioned to the commissioning stage, with commercial sales volume from Train II expected to begin in 2023. In addition, construction of our announced lithium conversion plant in Meishan, China is progressing on schedule, with estimated completion by the end of 2024.
The Company is permitted to repurchase up to a maximum of 15,000,000 shares under a share repurchase program authorized by our Board of Directors. There were no shares of our common stock repurchased during 2022, 2021 or 2020. At December 31, 2022, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Net current assets increased to approximately $2.4 billion at December 31, 2022 from $119.3 million at December 31, 2021. The increase is primarily due to increases in cash and cash equivalents from the issuance of the 2022 Notes, as well as increased inventory and accounts receivable balances from higher lithium pricing. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
At December 31, 2022 and 2021, our cash and cash equivalents included $1.3 billion and $374.0 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2022, 2021 and 2020, we repatriated approximately $1.7 million, $0.9 million and $1.8 million of cash, respectively, as part of these foreign earnings cash repatriation activities.
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

Albemarle Corporation and Subsidiaries

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
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. The 2018 Credit Agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of December 31, 2022. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2022.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2018

Albemarle Corporation and Subsidiaries

Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. There were no Commercial Paper Notes outstanding at December 31, 2022.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements, however, at December 31, 2022, there are no amounts outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.2 billion at December 31, 2022, compared to $2.0 billion at December 31, 2021. In addition, at December 31, 2022, we had the ability to borrow $1.5 billion under our commercial paper program and the 2018 Credit Agreement, and $179.0 million under other existing lines of credit, subject to various financial covenants under the 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2022 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $142.3 million at December 31, 2022. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including caused by the ongoing COVID-19 pandemic and recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity.
Our growth investments include the recently completed acquisition all of the outstanding equity of Qinzhou for approximately $200 million in cash. Qinzhou's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. In addition, we announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tons of LCE per year. Construction of the Meishan facility is currently underway and is expected to be complete by the end of 2024.
In October 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs, and to supply up to 350,000 metric tons per year of spodumene concentrate to our previously announced mega-flex lithium conversion facility.

Albemarle Corporation and Subsidiaries

Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before November 2025, we believe we have, and will be able to maintain a solid liquidity position. Our annual maturities of long-term debt as of December 31, 2022 are as follows (in millions): 2023—$2.1; 2024—$0.0; 2025—$401.3; 2026—$0.0; 2027—$650.0; thereafter—$2,192.4. In addition, we expect to make interest payments on those long-term debt obligations as follows (in millions): 2023—$124.5; 2024—$124.5; 2025—$124.1; 2026—$119.8; 2027—$102.3; thereafter—$1,098.5. For variable-rate debt obligations, projected interest payments are calculated using the December 31, 2022 weighted average interest rate of approximately 0.07%.
In addition, we expect our capital expenditures to be between $1.7 billion and $1.9 billion in 2023, primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. As of December 31, 2022, we have also committed to approximately $350.7 million of payments to third-party vendors in the normal course of business to secure raw materials for our production processes, with approximately $161.2 million to be paid in 2023. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.
See Note 18, “Leases,” to our consolidated financial statements included in Part II, Item 8 of this report for our annual expected payments under our operating lease obligations at December 31, 2022.
In 2023, we expect to pay $41.8 million of the $233.5 million balance remaining from the transition tax on foreign earnings as a result of the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The one-time transition tax imposed by the TCJA is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes and is payable over an eight-year period, with the final payment made in 2026.
Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan, are expected to approximate $15 million in 2023. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $13.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2022.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $83.7 million and $27.7 million at December 31, 2022 and 2021, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $32.4 million and $32.9 million at December 31, 2022 and 2021, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions, continuing inflationary trends and reduced capital availability. We have experienced, and may continue to experience, volatility and increases in the price of certain raw materials and in transportation and energy costs as a result of global market and supply chain disruptions and the broader inflationary environment. In addition, the COVID-19 pandemic has not had a material impact on our liquidity to date; however, we cannot predict the overall impact in terms of cash flow generation as that will depend on the length and severity of the outbreak and any future pandemics and its and their impact. As a result, we are planning for various economic scenarios and actively monitoring our balance sheet to maintain the financial flexibility needed.
Although we maintain business relationships with a diverse group of financial institutions as sources of financing, an adverse change in their credit standing could lead them to not honor their contractual credit commitments to us, decline funding under our existing but uncommitted lines of credit with them, not renew their extensions of credit or not provide new financing to us. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the COVID-19 pandemic or future pandamic or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to continue tightening the monetary supply, we may incur increased borrowing costs (as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations), although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
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

Albemarle Corporation and Subsidiaries

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
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. The second and final payment of $332.5 million was made in May 2022. As a result, the consolidated statements of income for the year ended December 31, 2021, includes expense of $657.4 million ($508.5 million net of income tax), inclusive of estimated possible legal fees incurred by Huntsman and other related obligations, to reflect the increase in liabilities for this legal matter.
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
We had cash and cash equivalents totaling $1.5 billion as of December 31, 2022, of which $1.3 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
Guarantor Financial Information
Albemarle Wodgina Pty Ltd Issued Notes
Albemarle Wodgina Pty Ltd (the “Issuer”), a wholly-owned subsidiary of Albemarle Corporation, issued $300.0 million aggregate principal amount of 3.45% Senior Notes due 2029 (the “3.45% Senior Notes”) in November 2019. The 3.45% Senior Notes are fully and unconditionally guaranteed (the “Guarantee”) on a senior unsecured basis by Albemarle Corporation (the “Parent Guarantor”). No direct or indirect subsidiaries of the Parent Guarantor guarantee the 3.45% Senior Notes (such subsidiaries are referred to as the “Non-Guarantors”).
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

Albemarle Corporation and Subsidiaries

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
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2022
Net sales(a)	$2,981,170
Gross profit	636,894
Loss before income taxes and equity in net income of unconsolidated investments(b)	52,048
Net loss attributable to the Guarantor and the Issuer	119,551
(a)    Includes net sales to Non-Guarantors of $2,155.7 million for the year ended December 31, 2022.
(b)    Includes intergroup expenses to Non-Guarantors of $134.2 million for the year ended December 31, 2022.
Summarized Balance Sheet

At December 31,
$ in thousands	2022
Current assets(a)	$1,274,018
Net property, plant and equipment	3,379,369
Other non-current assets(b)	687,603

Current liabilities(c)	$2,103,749
Long-term debt	2,260,397
Other non-current liabilities(d)	7,173,636
(a)    Includes receivables from Non-Guarantors of $605.3 million at December 31, 2022.
(b)    Includes non-curent receivables from Non-Guarantors of $109.3 million at December 31, 2022.
(c)    Includes current payables to Non-Guarantors of $1.6 billion at December 31, 2022.
(d)    Includes non-current payables to Non-Guarantors of $6.6 billion at December 31, 2022.
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

Albemarle Corporation and Subsidiaries

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
Albemarle Corporation Issued Notes
In March 2021, Albemarle New Holding GmbH (the “Subsidiary Guarantor”), a wholly-owned subsidiary of Albemarle Corporation, added a full and unconditional guarantee (the “Upstream Guarantee”) to all securities of Albemarle Corporation (the “Parent Issuer”) issued and outstanding as of such date and, subject to the terms of the applicable amendment or supplement, securities issuable by the Parent Issuer pursuant to the Indenture, dated as of January 20, 2005, as amended and supplemented from time to time (the “Indenture”). No other direct or indirect subsidiaries of the Parent Issuer guarantee these securities (such subsidiaries are referred to as the “Upstream Non-Guarantors”). See Long-term debt section above for a description of the securities issued by the Parent Issuer.
The current securities outstanding under the Indenture are the Parent Issuer’s unsecured and unsubordinated obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Parent Issuer. All securities currently outstanding under the Indenture are effectively subordinated to the Parent Issuer’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness. With respect to any series of securities issued under the Indenture that is subject to the Upstream Guarantee (which series of securities does not include the 2022 Notes), the Upstream Guarantee is, and will be, an unsecured and unsubordinated obligation of the Subsidiary Guarantor, ranking pari passu with all other existing and future unsubordinated and unsecured indebtedness of the Subsidiary Guarantor. All securities currently outstanding under the Indenture (other than the 2022 Notes) are effectively subordinated to all existing and future indebtedness and other liabilities of the Parent’s Subsidiaries other than the Subsidiary Guarantor. The 2022 Notes are effectively subordinated to all existing and future indebtedness and other liabilities of the Parent’s Subsidiaries, including the Subsidiary Guarantor.
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

Albemarle Corporation and Subsidiaries

Summarized Statement of Operations

Year ended December 31,
$ in thousands	2022
Net sales(a)	$2,557,914
Gross profit	353,515
Loss before income taxes and equity in net income of unconsolidated investments(b)	(121,421)
Net loss attributable to the Subsidiary Guarantor and the Parent Issuer	(77,487)
(a)    Includes net sales to Non-Guarantors of $1,752.5 million for the year ended December 31, 2022.
(b)    Includes intergroup expenses to Non-Guarantors of $25.4 million for the year ended December 31, 2022.
Summarized Balance Sheet

At December 31,
$ in thousands	2022
Current assets(a)	$1,261,682
Net property, plant and equipment	893,715
Other non-current assets(b)	1,783,357

Current liabilities(c)	$1,981,456
Long-term debt	2,955,934
Other non-current liabilities(d)	6,393,534
(a)    Includes current receivables from Non-Guarantors of $644.0 million at December 31, 2022.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.2 billion at December 31, 2022.
(c)    Includes current payables to Non-Guarantors of $1.6 billion at December 31, 2022.
(d)    Includes non-current payables to Non-Guarantors of $5.8 billion at December 31, 2022.
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

Safety and Environmental Matters
We are subject to federal, state, local and foreign requirements regulating the handling, manufacture and use of materials (some of which may be classified as hazardous or toxic by one or more regulatory agencies), the discharge of materials into the environment and the protection of the environment. To our knowledge, we are currently complying and expect to continue to comply in all material respects with applicable environmental laws, regulations, statutes and ordinances. Compliance with existing federal, state, local and foreign environmental protection laws is not currently expected to have a material effect on capital expenditures, earnings or our competitive position, but the costs associated with increased legal or regulatory requirements could have an adverse effect on our operating results.
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

Albemarle Corporation and Subsidiaries

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
Our environmental and safety operating costs charged to expense were $46.3 million, $43.2 million and $44.9 million in 2022, 2021 and 2020, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2022 totaled approximately $38.2 million, a decrease of $8.4 million from $46.6 million at December 31, 2021. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2022, 2021 and 2020.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $75.6 million, $55.4 million and $40.4 million in 2022, 2021 and 2020, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

Recently Issued Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to our consolidated financial statements included in Part II, Item 8 of this report for a discussion of our Recently Issued Accounting Pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
The primary currencies to which we have foreign currency exchange rate exposure are the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen. In response to greater fluctuations in foreign currency exchange rates in recent periods, we have increased the degree of exposure risk management activities to minimize the potential impact on earnings.
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
The primary method we use to reduce foreign currency exposure is to identify natural hedges, in which the operating activities denominated in respective currencies across various subsidiaries balance in respect to timing and the underlying exposures. In the event a natural hedge is not available, we may employ a forward contract to reduce exposure, generally expiring within one year. While these contracts are subject to fluctuations in value, such fluctuations are intended to offset the changes in the value of the underlying exposures being hedged. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This contract has been designated as an effective hedging instrument, and beginning the date of designation, gains or losses on the revaluation of this contract to our reporting currency have been and will be recorded in Accumulated other comprehensive loss. All other gains and losses on foreign currency forward contracts not designated as an effective hedging instrument are recognized in Other income (expenses), net, and generally do not have a significant impact on results of operations.

Albemarle Corporation and Subsidiaries

At December 31, 2022, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $2.9 billion and with a fair value representing a net asset position of $2.8 million. The aggregate notional value of foreign currency forward contracts increased in 2022 due to increased balance sheet exposure from higher sales and income in foreign-denominated currencies. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2022, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $30.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in an increase of approximately $15.2 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2022, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
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
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $14.4 million and $393.7 million outstanding at December 31, 2022 and 2021, respectively. These borrowings represented less than 1% and 16% of total outstanding debt and bore average interest rates of 0.07% and 0.40% at December 31, 2022 and 2021, respectively. A hypothetical 100 basis point increase in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.1 million as of December 31, 2022. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our raw materials are subject to price volatility caused by weather, supply conditions, political and economic variables and other unpredictable factors. Historically, we have not used futures, options or swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements to provide long-term protection against changes in natural gas and metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts. These contracts do not have a significant impact on our results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2022, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management’s assessment of internal control over financial reporting as of December 31, 2022 excludes the Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”) business because it was acquired in a purchase business combination during 2022. Quinzhou is a wholly-owned subsidiary whose total assets and total revenues represent 1% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.

/S/ J. KENT MASTERS

J. Kent Masters
Chairman, President and Chief Executive Officer
(principal executive officer)
February 15, 2023

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Guangxi Albemarle Lithium Co., Ltd. from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Guangxi Albemarle Lithium Co., Ltd. from our audit of internal control over financial reporting. Guangxi Albemarle Lithium Co., Ltd. is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 1% and 0%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.
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

Albemarle Corporation and Subsidiaries

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
Goodwill Impairment Assessment – Refining Solutions Reporting Unit
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $1,618 million as of December 31, 2022, and the goodwill associated with the Refining Solutions reporting unit was $166 million. Management conducts an impairment test as of October 31 of each year, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired. Potential impairment is identified by comparing the fair value of a reporting unit to its carrying value, including goodwill. Fair value is estimated by management using present value techniques involving future cash flows. Management’s cash flow projections for the Refining Solutions reporting unit included significant judgment and assumptions relating to revenue growth rates, adjusted EBITDA margins and the discount rate.
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
February 15, 2023

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2022	2021	2020
Net sales	$7,320,104	$3,327,957	$3,128,909
Cost of goods sold	4,245,517	2,329,986	2,134,056
Gross profit	3,074,587	997,971	994,853
Selling, general and administrative expenses	524,145	441,482	429,827
Research and development expenses	71,981	54,026	59,214
Loss (gain) on sale of business/interest in properties, net	8,400	(295,971)	—
Operating profit	2,470,061	798,434	505,812
Interest and financing expenses	(122,973)	(61,476)	(73,116)
Other income (expenses), net	86,356	(603,340)	(59,177)
Income before income taxes and equity in net income of unconsolidated investments	2,433,444	133,618	373,519
Income tax expense	390,588	29,446	54,425
Income before equity in net income of unconsolidated investments	2,042,856	104,172	319,094
Equity in net income of unconsolidated investments (net of tax)	772,275	95,770	127,521
Net income	2,815,131	199,942	446,615
Net income attributable to noncontrolling interests	(125,315)	(76,270)	(70,851)
Net income attributable to Albemarle Corporation	$2,689,816	$123,672	$375,764
Basic earnings per share	$22.97	$1.07	$3.53
Diluted earnings per share	$22.84	$1.06	$3.52
Weighted-average common shares outstanding—basic	117,120	115,841	106,402
Weighted-average common shares outstanding—diluted	117,793	116,536	106,808

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2022	2021	2020
Net income	$2,815,131	$199,942	$446,615
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(171,295)	(74,385)	99,832
Net investment hedge	—	5,110	(34,185)
Cash flow hedge	(4,399)	174	1,602
Interest rate swap	7,399	2,623	2,601
Total other comprehensive (loss) income, net of tax	(168,295)	(66,478)	69,850
Comprehensive income	2,646,836	133,464	516,465
Comprehensive income attributable to noncontrolling interests	(125,232)	(76,110)	(71,098)
Comprehensive income attributable to Albemarle Corporation	$2,521,604	$57,354	$445,367

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,499,142	$439,272
Trade accounts receivable, less allowance for doubtful accounts (2022—$2,534; 2021—$2,559)	1,190,970	556,922
Other accounts receivable	185,819	66,184
Inventories	2,076,031	798,620
Other current assets	234,955	132,683
Total current assets	5,186,917	1,993,681
Property, plant and equipment, at cost	9,354,330	8,074,746
Less accumulated depreciation and amortization	2,391,333	2,165,130
Net property, plant and equipment	6,962,997	5,909,616
Investments	1,150,553	912,008
Other assets	250,558	252,239
Goodwill	1,617,627	1,597,627
Other intangibles, net of amortization	287,870	308,947
Total assets	$15,456,522	$10,974,118
Liabilities and Equity
Current liabilities:
Accounts payable to third parties	$1,533,624	$600,487
Accounts payable to related parties	518,377	47,499
Accrued expenses	505,894	763,293
Current portion of long-term debt	2,128	389,920
Dividends payable	46,116	45,469
Income taxes payable	134,876	27,667
Total current liabilities	2,741,015	1,874,335
Long-term debt	3,214,972	2,004,319
Postretirement benefits	32,751	43,693
Pension benefits	159,571	229,187
Other noncurrent liabilities	636,596	663,698
Deferred income taxes	480,770	353,279
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 117,168 in 2022 and 117,015 in 2021	1,172	1,170
Additional paid-in capital	2,940,840	2,920,007
Accumulated other comprehensive loss	(560,662)	(392,450)
Retained earnings	5,601,277	3,096,539
Total Albemarle Corporation shareholders’ equity	7,982,627	5,625,266
Noncontrolling interests	208,220	180,341
Total equity	8,190,847	5,805,607
Total liabilities and equity	$15,456,522	$10,974,118

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2020	106,040,215	$1,061	$1,383,446	$(395,735)	$2,943,478	$3,932,250	$161,330	$4,093,580
Net income					375,764	375,764	70,851	446,615
Other comprehensive income				69,603		69,603	247	69,850
Cash dividends declared, $1.54 per common share					(163,990)	(163,990)	(32,061)	(196,051)
Stock-based compensation			19,306			19,306		19,306
Exercise of stock options	682,068	7	40,430			40,437		40,437
Issuance of common stock, net	185,918	2	(2)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(65,832)	(1)	(5,142)			(5,143)		(5,143)
Balance at December 31, 2020	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					123,672	123,672	76,270	199,942
Other comprehensive loss				(66,318)		(66,318)	(160)	(66,478)
Cash dividends declared, $1.56 per common share					(182,385)	(182,385)	(96,136)	(278,521)
Stock-based compensation			18,818			18,818		18,818
Fees related to public issuance of common stock			(888)			(888)		(888)
Exercise of stock options	302,151	3	18,389			18,392		18,392
Issuance of common stock, net	9,919,755	99	1,453,789			1,453,888		1,453,888
Shares withheld for withholding taxes associated with common stock issuances	(48,942)	(1)	(8,139)			(8,140)		(8,140)
Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					2,689,816	2,689,816	125,315	2,815,131
Other comprehensive loss				(168,212)		(168,212)	(83)	(168,295)
Cash dividends declared, $1.58 per common share					(185,078)	(185,078)	(97,353)	(282,431)
Stock-based compensation			31,390			31,390		31,390
Exercise of stock options	32,581	1	2,395			2,396		2,396
Issuance of common stock, net	186,768	2	385			387		387
Shares withheld for withholding taxes associated with common stock issuances	(66,316)	(1)	(13,337)			(13,338)		(13,338)
Balance at December 31, 2022	117,168,366	$1,172	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2022	2021	2020
Cash and cash equivalents at beginning of year	$439,272	$746,724	$613,110
Cash flows from operating activities:
Net income	2,815,131	199,942	446,615
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	300,841	254,000	231,984
Gain on sale of business/interest in properties, net	8,400	(295,971)	(7,168)
Stock-based compensation and other	30,474	20,120	22,837
Equity in net income of unconsolidated investments (net of tax)	(772,275)	(95,770)	(127,521)
Dividends received from unconsolidated investments and nonmarketable securities	801,239	78,391	88,161
Pension and postretirement (benefit) expense	(52,254)	(74,010)	45,658
Pension and postretirement contributions	(16,112)	(30,253)	(16,434)
Unrealized gain on investments in marketable securities	3,279	(3,818)	(4,635)
Loss on early extinguishment of debt	19,219	28,955	—
Deferred income taxes	93,339	(38,500)	(1,976)
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) decrease in accounts receivable	(786,121)	(49,295)	100,118
(Increase) decrease in inventories	(1,609,642)	(127,401)	51,978
(Increase) decrease in other current assets	(104,655)	17,411	7,902
Increase (decrease) in accounts payable	1,287,072	143,939	(31,519)
(Decrease) increase in accrued expenses and income taxes payable	(201,356)	127,068	(215,011)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	122,682	135,928	179,437
Other, net	(31,412)	53,521	28,488
Net cash provided by operating activities	1,907,849	344,257	798,914
Cash flows from investing activities:
Acquisitions, net of cash acquired	(162,239)	—	(22,572)
Capital expenditures	(1,261,646)	(953,667)	(850,477)
Cash proceeds from divestitures, net	—	289,791	—
Proceeds from sale of joint venture	—	—	11,000
Sales of marketable securities, net	1,942	3,774	903
Investments in equity and other corporate investments	(706)	(6,488)	(2,427)
Net cash used in investing activities	(1,422,649)	(666,590)	(863,573)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	1,453,888	—
Proceeds from borrowings of other long-term debt	1,964,216	—	452,163
Repayments of long-term debt and credit agreements	(705,000)	(1,173,823)	(250,000)
Other (repayments) borrowings, net	(391,662)	60,991	137,635
Fees related to early extinguishment of debt	(9,767)	(24,877)	—
Dividends paid to shareholders	(184,429)	(177,853)	(161,818)
Dividends paid to noncontrolling interests	(44,208)	(96,136)	(32,061)
Proceeds from exercise of stock options	2,783	18,392	40,437
Withholding taxes paid on stock-based compensation award distributions	(13,338)	(8,140)	(5,143)
Other	(6,708)	(2,230)	(3,952)
Net cash provided by financing activities	611,887	50,212	177,261
Net effect of foreign exchange on cash and cash equivalents	(37,217)	(35,331)	21,012
Increase (decrease) in cash and cash equivalents	1,059,870	(307,452)	133,614
Cash and cash equivalents at end of year	$1,499,142	$439,272	$746,724

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies:
Basis of Consolidation
The consolidated financial statements include the accounts and operations of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and its consolidated subsidiaries. For entities that we control and are the primary beneficiary, but own less than 100%, we record the minority ownership as noncontrolling interest, except as noted below. We apply the equity method of accounting for investments in which we have an ownership interest from 20% to 50% or where we exercise significant influence over the related investee’s operations. In addition, the consolidated financial statements contained herein include our 60% proportionate share of the results of operations of the MARBL Lithium Joint Venture (“MARBL”), which manages the exploration, development, mining, processing and production of lithium and other minerals from the Wodgina hard rock lithium mine project (“Wodgina Project”). The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
Interest and financing expenses for the year ended December 31, 2022 includes an expense of $17.5 million for the correction of out-of-period errors regarding overstated capitalized interest values in prior periods. For the years ended December 31, 2021, 2020 and 2019, Interest expense was understated by $11.4 million, $5.5 million and $0.6 million, respectively. The Company does not believe these adjustments are material to the consolidated financial statements for any of the prior periods presented or to the year ended December 31, 2022, in which they were corrected.
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
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product or service is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations do not occur frequently and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases are based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 30 to 90 days, however, they vary by market factors, such as customer size, creditworthiness, geography and competitive environment.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Included in Trade accounts receivable at December 31, 2022 and 2021 is approximately $1.0 billion and $544.1 million, respectively, arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2022 and 2021 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
Cash and Cash Equivalents
Cash and cash equivalents include cash and money market investments with insignificant interest rate risks and no limitations on access.
Inventories
Inventories are stated at lower of cost and net realizable value with cost determined primarily on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis. The balance of deferred profits on sales from its equity method investments to the Company are recorded to finished goods.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Environmental Compliance and Remediation
Environmental compliance costs include the cost of purchasing and/or constructing assets to prevent, limit and/or control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives. Environmental compliance costs also include maintenance and operating costs with respect to pollution prevention and control facilities and other administrative costs. Such operating costs are expensed as incurred. Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. We accrue for environmental remediation costs and post-remediation costs that relate to existing conditions caused by past operations at facilities or off-plant disposal sites in the accounting period in which responsibility is established and when the related liability

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

is considered probable and estimable. In developing these cost estimates, we evaluate currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. If the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted, if the calculated discount is material. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, the Company initially performs a qualitative test (“Step 0”), where it first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company performs a quantitative test (“Step 1”). During Step 1, the Company estimates the fair value based on present value techniques involving future cash flows. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. For the Refining Solutions reporting unit, the revenue growth rates, adjusted EBITDA margins and the discount rate were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company uses a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. The WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond its control. The Company performs a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. The Company tests its recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts. The Company performed its annual goodwill impairment test as of October 31, 2022 and no evidence of impairment was noted from the analysis. As a result, the Company concluded there was no impairment as of that date. However, if the adjusted EBITDA or discount rate estimates for the Refining Solutions reporting unit negatively changed by 10%, the Refining Solutions fair value would be below its carrying value.
The Company assesses its indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows the Company to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2022, no evidence of impairment was noted from the analysis for the Company’s indefinite-lived intangible assets.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
During 2022, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2022, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2022 measurement date.
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
For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2022 and 2021, we used the Pri-2012 Mortality Tables along with the MP-2021 Mortality Improvement Scale, respectively, published by the SOA.
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
Income Taxes
We use the liability method for determining our income taxes, under which current and deferred tax liabilities and assets are recorded in accordance with enacted tax laws and rates. Under this method, the amounts of deferred tax liabilities and assets at the end of each period are determined using the tax rate expected to be in effect when taxes are actually paid or recovered. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. The Company’s deferred tax assets and liabilities are classified as noncurrent on the balance sheet, along with any related valuation allowance. Tax effects are released from Accumulated Other Comprehensive Income using either the specific identification approach or the portfolio approach based on the nature of the underlying item.
Deferred income taxes are provided for the estimated income tax effect of temporary differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. Deferred tax assets are also provided for operating losses, capital losses and certain tax credit carryovers. A valuation allowance, reducing deferred tax assets, is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The realization of such deferred tax assets is dependent upon the generation of sufficient future taxable income of the appropriate character. Although realization is not assured, we do not establish a valuation allowance when we believe it is more likely than not that a net deferred tax asset will be realized. The Company elected to not consider the estimated impact of potential future Corporate Alternative Minimum Tax liabilities for purposes of assessing valuation allowances on its deferred tax balances.
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
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss comprises principally foreign currency translation adjustments, gains or losses on foreign currency cash flow hedges designated as effective hedging instruments, amounts related to the revaluation of our euro-denominated senior notes which were designated as a hedge of our net investment in foreign operations in 2014, a realized loss on a forward starting interest rate swap entered into in 2014 which was designated as a cash flow hedge, and deferred income taxes related to the aforementioned items.
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
Foreign exchange transaction and revaluation (losses) gains were ($21.8) million, $0.1 million and ($28.8) million for the years ended December 31, 2022, 2021 and 2020, respectively, and are included in Other income (expenses), net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments
We manage our foreign currency exposures by balancing certain assets and liabilities denominated in foreign currencies and through the use of foreign currency forward contracts from time to time, which generally expire within one year. The principal objective of such contracts is to minimize the financial impact of changes in foreign currency exchange rates. While these contracts are subject to fluctuations in value, such fluctuations are generally expected to be offset by changes in the value of the underlying foreign currency exposures being hedged. Gains or losses under foreign currency forward contracts that have been designated as an effective hedging instrument under ASC 815, Derivatives and Hedging will be recorded in Accumulated other comprehensive loss beginning on the date of designation. All other gains and losses on foreign currency forward contracts not designated as an effective hedging instrument are recognized currently in Other income (expenses), net, and generally do not have a significant impact on results of operations.
We may also enter into interest rate swaps, collars or similar instruments from time to time, with the objective of reducing interest rate volatility relating to our borrowing costs.
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia and designated it as an effective hedging instrument under ASC 815, Derivatives and Hedging. All other foreign currency forward contracts outstanding at December 31, 2022 and 2021 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.
Recently Issued Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued additional accounting guidance which clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The guidance under both FASB issuances was originally effective March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued an update to defer the sunset date of this guidance to December 31, 2024. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.
In October 2021, the FASB issued guidance on how to recognize and measure acquired contract assets and liabilities from revenue contracts in a business combination, which requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers as if it had originated the contracts. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2022, including interim periods within those annual periods. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.
In November 2021, the FASB issued accounting guidance that requires disclosures about government assistance in the notes to the financial statements. This guidance will require the disclosure of: (1) the types of government assistance received; (2) the accounting for such assistance; and (3) the effect of the assistance on a business entity’s financial statements. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company has adopted this guidance and provided the required disclosures in this Annual Report on Form 10-K.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2—Acquisitions:
Guangxi Tianyuan New Energy Materials Acquisition
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”), for approximately $200 million in cash, which includes a deferral of approximately $29 million to be paid in installments within a year of the acquisition closing date. Qinzhou's operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tonnes of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
Qinzhou did not provide material Net sales or Net income attributable to Albemarle Corporation from October 25, 2022 through December 31, 2022. Pro forma financial information of the combined entities for periods prior to the acquisition is not presented due to the immaterial impact of the Net Sales and Net Income of Qinzhou on our consolidated statements of income.
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon third-party appraisals for certain assets. The fair value of the assets and liabilities was primarily related to Property, plant and equipment of $106.6 million, Other intangibles of $16.3 million, net current liabilities of $5.5 million, and long-term liabilities of $7.1 million. The excess of the purchase price over the preliminary estimated fair value of the net assets acquired was approximately $76.1 million and was recorded as Goodwill.
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to Goodwill, is based upon preliminary information and is subject to change within the measurement-period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary area of the preliminary purchase price allocation that is not yet finalized relates to the fair value of the net working capital and Goodwill. The fair value of the assets acquired and liabilities assumed was based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The discount rate is a significant assumption used in the valuation model. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
Goodwill arising from the acquisition consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.
Wodgina Acquisition
In 2019, we completed the acquisition of a 60% interest in Mineral Resources Limited’s (“MRL”) Wodgina Project for a total purchase price of approximately $1.3 billion. The purchase price was comprised of $820 million in cash and the transfer of 40% interest in certain lithium hydroxide conversion assets being built by Albemarle in Kemerton, Western Australia, originally valued at $480 million. During the years ended December 31, 2022 and 2021, the Company revised its estimate of the obligation to construct these lithium hydroxide conversion assets due to anticipated cost overruns from supply chain, labor and COVID-19 pandemic related issues. Consequently, expenses of $8.4 million and $132.4 million were included in Loss (gain) on sale of business/interest in properties, net, within operating income for the years ended December 31, 2022 and 2021, respectively, with a corresponding obligation recorded in Accrued liabilities.
In addition, during the year ended December 31, 2020, we paid $22.6 million of agreed upon purchase price adjustments for this acquisition. The stamp duty levied on the assets purchased of $61.5 million, originally recorded as an expense based on an estimated calculation during the year ended December 31, 2019, was paid during the year ended December 31, 2020 and is included in Change in working capital on the consolidated statement of cash flows.
Acquisition and integration related costs
Acquisition and integration related costs for the years ended December 31, 2022, 2021 and 2020 of $16.3 million, $12.7 million and $17.3 million were included primarily in Selling, general and administrative expenses, respectively, on our consolidated statements of income. These include costs for the Qinzhou acquisitions noted above, as well as various other completed or potential acquisitions and divestitures.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Income taxes (net of refunds of $11,564, $32,677 and $25,991 in 2022, 2021 and 2020, respectively)(a)	$248,143	$130,840	$52,103
Interest (net of capitalization)	$92,095	$27,734	$66,379

Supplemental non-cash disclosures related to investing activities:
Capital expenditures included in Accounts payable	$296,294	$165,677	$139,120
Promissory note issued for capital expenditures(b)	$10,876	$—	$—
Non-cash proceeds from divestitures(c)	$—	$244,530	$—
(a)    Cash paid for income tax during the year ended December 31, 2021 includes a $45.0 million payment in the U.S. primarily resulting from the proceeds on the sale of the FCS business.
(b)    During the first quarter of 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, North Carolina. The promissory note is payable in equal annual installments from the years 2027 to 2048.
(c)    Fair value of preferred equity of a Grace subsidiary received as part of proceeds for the sale of our FCS business. See Note 3, “Divestitures,” for further details.
As part of the purchase price paid for the acquisition of a 60% interest in MRL’s Wodgina Project, the Company transferred $122.7 million, $135.9 million and $179.4 million of its construction in progress of the designated Kemerton assets during the years ended December 31, 2022, 2021 and 2020, respectively, representing MRL’s 40% interest in the assets. Since the acquisition, the Company has transferred the full $480 million of construction in progress to MRL, as defined in the purchase agreement. During the years ended December 31, 2022 and 2021, the Company recorded expenses of $8.4 million and $132.4 million, respectively, related to anticipated cost overruns of the designated Kemerton assets. See Note 2, “Acquisitions,” for further details. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2022, 2021 and 2020 included $41.8 million, $28.7 million and $30.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, from Other noncurrent liabilities to Income taxes payable within current liabilities. For additional information, see Note 21, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2022, 2021 and

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

2020 is $21.8 million, ($0.1) million and $28.8 million, respectively, related to (gains) losses on fluctuations in foreign currency exchange rates.

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$2,689,816	$123,672	$375,764
Denominator:
Weighted-average common shares for basic earnings per share	117,120	115,841	106,402
Basic earnings per share	$22.97	$1.07	$3.53
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$2,689,816	$123,672	$375,764
Denominator:
Weighted-average common shares for basic earnings per share	117,120	115,841	106,402
Incremental shares under stock compensation plans	673	695	406
Weighted-average common shares for diluted earnings per share	117,793	116,536	106,808
Diluted earnings per share	$22.84	$1.06	$3.52
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2022, there were 5,117 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2022, no shares of preferred stock have been issued.
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
There were no shares of the Company’s common stock repurchased during the year ended December 31, 2022, 2021 or 2020. As of December 31, 2022, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Value added tax/consumption tax	$141,856	$35,758
Other	43,963	30,426
Total	$185,819	$66,184

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Finished goods	$1,679,473	$459,536
Raw materials and work in process(a)	296,998	259,221
Stores, supplies and other	99,560	79,863
Total	$2,076,031	$798,620
(a)Included $133.2 million and $149.4 million at December 31, 2022 and 2021, respectively, of work in process in our Lithium segment.
Approximately 3% and 6% of our inventories are valued using the last-in, first-out (“LIFO”) method at December 31, 2022 and 2021, respectively. The portion of our domestic inventories stated on the LIFO basis amounted to $52.9 million and $51.2 million at December 31, 2022 and 2021, respectively, which are below replacement cost by approximately $57.9 million and $45.3 million, respectively.
Effective in 2022 the Company began recording the balance of deferred profits on sales from its equity method investments to the Company to Inventories, specifically finished goods. Historically this balance was recorded in Investments in the consolidated balance sheets. As a result, the historical balances have been reclassified to reflect the current period presentation. This change in presentation was made to better align the location of these deferred profits with their respective inventory balances until they are sold to a third party. Deferred profits from equity method investments totaled $332.3 million and $14.3 million at December 31, 2022 and 2021, respectively, with the increase primarily driven by increased pricing and volume of sales from the Talison joint venture. There was no impact to the statements of income, comprehensive (loss) income, changes in equity or cash flows for any period as a result of this change in presentation. In addition, the Company does not believe this change in presentation is material to the consolidated financial statements for any prior period.

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Income tax receivables	$71,795	$76,952
Prepaid taxes	97,682	12,573
Other prepaid expenses	58,754	37,360
Other	6,724	5,798
Total	$234,955	$132,683

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2022 and 2021 (in thousands):

	Useful Lives (Years)	December 31,
		2022	2021
Land	—	$172,464	$117,703
Land improvements	10 – 30	201,284	112,374
Buildings and improvements	10 – 50	492,509	383,879
Machinery and equipment(a)	2 – 45	4,446,315	3,619,712
Mineral rights and reserves	7 – 60	1,795,668	1,783,691
Construction in progress	—	2,246,090	2,057,387
Total		$9,354,330	$8,074,746
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $273.0 million, $225.6 million and $203.6 million during the years ended December 31, 2022, 2021 and 2020, respectively. Interest capitalized on significant capital projects in 2022, 2021 and 2020 was $31.1 million, $50.0 million and $30.4 million, respectively.
In October 2022, the Company announced it has been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electric grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina location. The grant will be received over the life of the construction period for the new facility (projected as 2023 to 2026) as reimbursement for capital expenditures. As funds are received the Company will reduce the cost of the assets by the amount of the grant, and income will be recognized by the lower depreciation expense over the useful life of the assets.

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details our investment balances at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Joint ventures	$832,119	$607,644
Available for sale debt securities	260,139	246,517
Nonmarketable securities	18,760	20,660
Marketable equity securities	39,535	37,187
Total	$1,150,553	$912,008

Our ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2022	2021	2020
*	Windfield Holdings Pty. Ltd. - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
Our investment in the significant unconsolidated joint ventures above amounted to $813.9 million and $575.3 million as of December 31, 2022 and 2021, respectively, and the amount included in Equity in net income of unconsolidated investments (net of tax) in the consolidated statements of income totaled $771.6 million, $94.9 million and $126.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $242.7 million and $271.9 million of our consolidated retained earnings at December 31, 2022 and 2021, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following summary lists the assets, liabilities and results of operations for our significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2022	2021
Summary of Balance Sheet Information:
Current assets	$1,927,791	$485,730
Noncurrent assets	1,659,692	1,590,958
Total assets	$3,587,483	$2,076,688
Current liabilities	$770,211	$209,621
Noncurrent liabilities	1,175,773	739,599
Total liabilities	$1,945,984	$949,220

	Year Ended December 31,
	2022	2021	2020
Summary of Statements of Income Information:
Net sales	$4,290,223	$827,848	$597,082
Gross profit	$3,765,304	$443,129	$266,026
Income before income taxes	$3,301,875	$269,788	$225,436
Net income	$2,314,094	$187,084	$157,628

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $800.9 million, $78.4 million and $87.4 million in 2022, 2021 and 2020, respectively.
At December 31, 2022 and 2021, the carrying amount of our investments in unconsolidated joint ventures differed from the amount of underlying equity in net assets by approximately $5.6 million and $30.4 million, respectively. These amounts represent the differences between the value of certain assets of the joint ventures and our related valuation on a U.S. GAAP basis.
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Windfield”), which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $694.5 million and $462.3 million at December 31, 2022 and 2021, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs for which the Company is not the primary beneficiary was $6.7 million and $8.0 million at December 31, 2022 and 2021, respectively. Our unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
Effective in 2022 the Company began recording the balance of deferred profits on sales from its equity method investments to the Company to Inventories, specifically finished goods. Historically this balance was recorded in Investments in the consolidated balance sheets. As a result, the historical balances have been reclassified to reflect the current period presentation. This change in presentation was made to better align the location of these deferred profits with their respective inventory balances until they are sold to a third party. Deferred profits from equity method investments totaled $332.3 million and $14.3 million at December 31, 2022 and 2021, respectively, with the increase primarily driven by increased pricing and volume of sales from the Talison joint venture. There was no impact to the statements of income, comprehensive income, changes in equity or cash flows for any period as a result of this change in presentation. In addition, the Company does not believe this change in presentation is material to the consolidated financial statements for any prior period.
In the fourth quarter of 2020, the Company divested its ownership interest in the Saudi Organometallic Chemicals Company LLC (“SOCC”) joint venture for cash proceeds of $11.0 million. As a result of this divestiture, the Company recorded a gain of $7.2 million in Other income (expenses), net during the year ended December 31, 2020.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company holds a 50% equity interest in Jordan Bromine Company Limited (“JBC”), reported in the Bromine segment. The Company consolidates this venture as it is considered the primary beneficiary due to its operational and financial control.
The Company holds a 60% interest in MRL’s Wodgina Project and formed an unincorporated joint venture with MRL. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements.
On June 1, 2021, the Company completed the sale of its FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning June 1, 2023, two years after issuance. The fair value of this preferred equity was $260.1 million and $246.5 million at December 31, 2022 and 2021, respectively.
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. At December 31, 2022 and 2021, these marketable securities amounted to $27.3 million and $32.5 million, respectively.

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Deferred income taxes(a)	$46,434	$18,797
Assets related to unrecognized tax benefits(a)	32,421	32,868
Operating leases(b)	128,173	154,741
Other	43,530	45,833
Total	$250,558	$252,239

(a)See Note 1, “Summary of Significant Accounting Policies” and Note 21, “Income Taxes.”
(b)See Note 18, “Leases.”

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2022 and 2021 (in thousands):

	Lithium	Bromine	Catalysts(c)	All Other	Total
Balance at December 31, 2020	$1,441,781	$20,319	$196,834	$6,586	$1,665,520
Divestitures(a)	—	—	—	(6,586)	(6,586)
Foreign currency translation adjustments and other	(47,599)	—	(13,708)	—	(61,307)
Balance at December 31, 2021	1,394,182	20,319	183,126	—	1,597,627
Acquisitions(b)	76,105	—	—	—	76,105
Foreign currency translation adjustments and other	(46,012)	—	(10,093)	—	(56,105)
Balance at December 31, 2022	$1,424,275	$20,319	$173,033	$—	$1,617,627

(a)    Represents goodwill of the FCS business. See Note 3, “Divestitures,” for additional information.
(b)    Represents preliminary purchase price adjustments for the Qinzhou acquisition. See Note 2, “Acquisitions,” for additional information.
(c)    Balance at December 31, 2022 and 2021 consists of goodwill related to Refining Solutions (composed of our clean fuels technologies (“CFT”) and fluidized catalytic cracking (“FCC”) catalysts and additives businesses) of $166.2 million and $176.0 million, respectively, and performance catalyst solutions (“PCS”) of $6.8 million and $7.1 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2022 and 2021 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(c)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2020	$448,748	$18,710	$58,096	$39,864	$565,418
Divestitures(a)	—	—	—	(1,473)	(1,473)
Foreign currency translation adjustments and other	(20,369)	(827)	(783)	(1,686)	(23,665)
Balance at December 31, 2021	428,379	17,883	57,313	36,705	540,280
Acquisitions(b)	6,000	—	8,300	2,030	16,330
Retirements	—	(4,253)	(16,206)	(5,844)	(26,303)
Foreign currency translation adjustments and other	(21,709)	(469)	(3,008)	2,295	(22,891)
Balance at December 31, 2022	$412,670	$13,161	$46,399	$35,186	$507,416
Accumulated Amortization
Balance at December 31, 2020	$(147,286)	$(8,176)	$(39,500)	$(21,351)	$(216,313)
Amortization	(22,982)	—	(1,461)	(891)	(25,334)
Divestitures(a)	—	—	—	1,457	1,457
Foreign currency translation adjustments and other	6,985	193	1,165	514	8,857
Balance at December 31, 2021	(163,283)	(7,983)	(39,796)	(20,271)	(231,333)
Amortization	(22,144)	—	(1,649)	(914)	(24,707)
Retirements	—	4,253	16,206	5,844	26,303
Foreign currency translation adjustments and other	7,800	143	1,449	799	10,191
Balance at December 31, 2022	$(177,627)	$(3,587)	$(23,790)	$(14,542)	$(219,546)
Net Book Value at December 31, 2021	$265,096	$9,900	$17,517	$16,434	$308,947
Net Book Value at December 31, 2022	$235,043	$9,574	$22,609	$20,644	$287,870

(a)Represents other intangibles of the FCS business. See Note 3, “Divestitures,” for additional information.
(b)Represents preliminary purchase price adjustments for the Qinzhou acquisition. See Note 2, “Acquisitions,” for additional information.
(c)Net Book Value includes only indefinite-lived intangible assets.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $24.7 million, $25.3 million and $24.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Included in amortization for the years ended December 31, 2022, 2021 and 2020 is $17.2 million, $19.3 million and $19.1 million, respectively, of amortization using the pattern of economic benefit method.
Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2023	$29,163
2024	$24,230
2025	$23,693
2026	$23,172
2027	$22,671

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Employee benefits, payroll and related taxes	$145,885	$100,718
Dividend payable to noncontrolling interest	53,168	—
Settlement of prior legal matter(a)	—	332,500
Wodgina Project acquisition consideration obligation(b)	18,380	132,400
Other(c)	288,461	197,675
Total	$505,894	$763,293
(a)Balance paid in 2022 for the settlement of an arbitration ruling for a prior legal matter. See Note 17, “Commitments and Contingencies,” for further details.
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

NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
1.125% notes due 2025	$401,265	$426,571
1.625% notes due 2028	532,000	565,550
3.45% Senior notes due 2029	171,612	171,612
4.15% Senior notes due 2024	—	425,000
4.65% Senior notes due 2027	650,000	—
5.05% Senior notes due 2032	600,000	—
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	—
Commercial paper notes	—	388,500
Variable-rate foreign bank loans	2,997	5,226
Finance lease obligations	76,537	75,431
Other	11,378	—
Unamortized discount and debt issuance costs	(28,689)	(13,651)
Total long-term debt	3,217,100	2,394,239
Less amounts due within one year	2,128	389,920
Long-term debt, less current portion	$3,214,972	$2,004,319
Aggregate annual maturities of long-term debt as of December 31, 2022 are as follows (in millions): 2023—$2.1; 2024—$0.0; 2025—$401.3; 2026—$0.0; 2027—$650.0; thereafter—$2,192.4.
2022 Notes
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•$450.0 million aggregate principal amount of senior notes, bearing interest at a rate of 5.65% payable semi-annually on June 1 and December 1 of each year, beginning on December 1, 2022. The effective interest rate on these senior notes is approximately 5.71%. These senior notes mature on June 1, 2052.
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of the commercial paper notes, the remaining balance of $425.0 million of the 4.15% Senior Notes due 2024 (the “2024 Notes”) and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the year ended December 31, 2022, the Company recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.
2019 Notes
On November 25, 2019, the Company issued a series of notes (collectively, the “2019 Notes”) as follows:
•$200.0 million aggregate principal amount of notes, bearing interest at a floating rate, which were fully repaid in the first quarter of 2021, as noted below.
•€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.125% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.30%. These notes mature on November 25, 2025. These notes were partially repaid in the first quarter of 2021, as noted below.
•€500.0 million aggregate principal amount of notes, bearing interest at a rate of 1.625% payable annually on November 25 of each year, beginning in 2020. The effective interest rate on these notes is approximately 1.74%. These notes mature on November 25, 2028.
•$300.0 million aggregate principal amount of senior notes, bearing interest at a rate of 3.45% payable semi-annually on May 15 and November 15 of each year, beginning in 2020. The effective interest rate on these senior notes is approximately 3.58%. These senior notes mature on November 15, 2029. These notes were partially repaid in the first quarter of 2021, as noted below.
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
2014 Senior Notes
We currently have $350.0 million aggregate principal amount of senior notes outstanding, which were issued on November 24, 2014, bearing interest at a rate of 5.45% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.50%. These senior notes mature on December 1, 2044.
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
On January 22, 2014, we entered into a pay fixed, receive variable rate forward starting interest rate swap, with a notional amount of $325.0 million, with J.P. Morgan Chase Bank, N.A., to be effective October 15, 2014. Our risk management objective and strategy for undertaking this hedge was to eliminate the variability in the interest rate and partial credit spread on the 20 future semi-annual coupon payments that were to be paid in connection with the 2024 Notes. On October 15, 2014, the swap was settled, resulting in a payment to the counterparty of $33.4 million. This amount was recorded in Accumulated other comprehensive loss and was to be amortized to interest expense over the life of the 2024 Notes. As noted above, the 2024 Notes were repaid in the second quarter of 2022, and as a result, the unamortized balance of this interest rate swap was reclassified to interest expense during the same period as part of the early extinguishment of debt..

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Prior to repayment in the first quarter of 2021, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued, gains (losses) of $5.1 million and ($34.2) million (net of income taxes), during the years ended December 31, 2021 and 2020, respectively, were recorded in Accumulated other comprehensive loss.
Credit Agreements
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. This credit agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of December 31, 2022. There were no borrowings outstanding under the 2018 Credit Agreement as of December 31, 2022.
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
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. There were no Commercial Paper Notes outstanding at December 31, 2022.
Other
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $274.3 million at December 31, 2022. Outstanding borrowings under these agreements were $3.0 million and $5.2 million at December 31, 2022 and 2021, respectively. The average interest rate on borrowings under these agreements during 2022, 2021 and 2020 was approximately 0.36%.
At December 31, 2022 and 2021, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2018 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

classified as long-term debt at December 31, 2022 and 2021. At December 31, 2022, we had the ability to borrow $1.5 billion under our commercial paper program and the Credit Agreements.
We believe that as of December 31, 2022, we were, and currently are, in compliance with all of our debt covenants.

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
The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2022		Year Ended December 31, 2021
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$680,696	$255,234	$740,951	$290,385
Service cost	904	3,700	869	3,697
Interest cost	18,827	3,363	18,005	2,427
Actuarial gain	(144,288)	(49,380)	(24,576)	(14,769)
Benefits paid	(41,168)	(11,049)	(54,553)	(10,451)
Employee contributions	—	64	—	78
Foreign exchange gain	—	(18,562)	—	(14,080)
Settlements/curtailments	—	(1,028)	—	(1,998)
Other	—	(1,781)	—	(55)
Benefit obligation at December 31	$514,971	$180,561	$680,696	$255,234
Change in plan assets:
Fair value of plan assets at January 1	$605,991	$94,256	$594,228	$89,241
Actual return on plan assets	(95,925)	(29,694)	50,256	7,305
Employer contributions	930	12,451	16,060	11,550
Benefits paid	(41,168)	(11,049)	(54,553)	(10,451)
Employee contributions	—	64	—	78
Foreign exchange gain	—	(9,004)	—	(1,419)
Settlements/curtailments	—	(1,028)	—	(1,998)
Other	—	2,233	—	(50)
Fair value of plan assets at December 31	$469,828	$58,229	$605,991	$94,256

Funded status at December 31	$(45,143)	$(122,332)	$(74,705)	$(160,978)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022		December 31, 2021
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(947)	$(6,957)	$(525)	$(5,972)
Noncurrent liabilities (pension benefits)	(44,196)	(115,375)	(74,180)	(155,006)
Net pension liability	$(45,143)	$(122,332)	$(74,705)	$(160,978)

Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$(615)	$—	$(773)
Net amount recognized	$—	$(615)	$—	$(773)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.46%	4.04%	2.86%	1.44%
Rate of compensation increase	—%	3.67%	—%	3.20%
The accumulated benefit obligation for all defined benefit pension plans was $688.0 million and $928.8 million at December 31, 2022 and 2021, respectively.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2022	2021
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$47,493	$51,343
Service cost	85	123
Interest cost	1,307	1,238
Actuarial (gain) loss	(10,164)	(2,568)
Benefits paid	(2,731)	(2,643)
Benefit obligation at December 31	$35,990	$47,493
Change in plan assets:
Fair value of plan assets at January 1	$—	$—
Employer contributions	2,731	2,643
Benefits paid	(2,731)	(2,643)
Fair value of plan assets at December 31	$—	$—
Funded status at December 31	$(35,990)	$(47,493)

	December 31,
	2022	2021
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(3,239)	$(3,800)
Noncurrent liabilities (postretirement benefits)	(32,751)	(43,693)
Net postretirement liability	$(35,990)	$(47,493)

Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.45%	2.85%
Rate of compensation increase	—%	3.50%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2020
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$904	$3,700	$869	$3,697	$849	$4,000
Interest cost	18,827	3,363	18,005	2,427	23,402	3,357
Expected return on assets	(40,288)	(3,252)	(39,972)	(3,593)	(36,957)	(3,274)
Actuarial (gain) loss	(8,008)	(18,818)	(34,857)	(19,494)	40,653	14,189
Amortization of prior service benefit	—	89	—	115	—	36
Total net pension benefits (credit) cost	$(28,565)	$(14,918)	$(55,955)	$(16,848)	$27,947	$18,308
Weighted-average assumption percentages:
Discount rate	2.86%	1.44%	2.50%	0.86%	3.56%	1.33%
Expected return on plan assets	6.89%	3.85%	6.88%	3.98%	6.88%	4.07%
Rate of compensation increase	—%	3.12%	—%	3.26%	—%	3.72%
Effective January 1, 2023, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.88% and 4.86%, respectively.
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$85	$123	$105
Interest cost	1,307	1,238	1,871
Actuarial gain	(10,163)	(2,568)	(2,573)
Total net postretirement benefits credit	$(8,771)	$(1,207)	$(597)
Weighted-average assumption percentages:
Discount rate	2.85%	2.49%	3.53%
Rate of compensation increase	3.50%	3.50%	3.50%

All components of net benefit cost (credit), other than service cost, are included in Other income (expenses), net on the consolidated statements of income.
The mark-to-market actuarial gain in 2022 is primarily attributable to a significant increase in the weighted-average discount rate to 5.46% from 2.86% for our U.S. pension plans and to 4.04% from 1.44% for our foreign pension plans to reflect market conditions as of the December 31, 2022 measurement date. This was partially offset by a lower return on pension plan assets in 2022 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (17.94)% versus an expected return of 6.48%.
The mark-to-market actuarial gain in 2021 is primarily attributable to a higher return on pension plan assets in 2021 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.42% versus an expected return of 6.50%. In addition, there was an increase in the weighted average discount rate to 2.86% from 2.50% for our U.S. pension plans and to 1.44% from 0.86% for our foreign pension plans to reflect market conditions as of the December 31, 2021 measurement date.
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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$98,080	$97,984	$96	$—
International Equity(b)	88,002	79,815	8,187	—
Fixed Income(c)	269,352	235,184	34,168	—
Absolute Return Measured at Net Asset Value(d)	68,725	—	—	—
Cash	3,898	3,898	—	—
Total Pension Assets	$528,057	$416,881	$42,451	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$129,946	$129,139	$807	$—
International Equity(b)	128,353	103,554	24,799	—
Fixed Income(c)	345,635	290,177	55,458	—
Absolute Return Measured at Net Asset Value(d)	96,313	—	—	—
Total Pension Assets	$700,247	$522,870	$81,064	$—
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
(d)Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. The fair value amounts of $68.7 million and $96.3 million as of December 31, 2022 and 2021, respectively, are included in this table to permit reconciliation to the reconciliation of plan assets table above.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan assets in the U.S. and U.K. represent approximately 96% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2022 and 2021, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	41%
Fixed income	49%
Absolute return	10%
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
We made contributions to our defined benefit pension and OPEB plans of $16.1 million, $30.3 million and $16.4 million during the years ended December 31, 2022, 2021 and 2020, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $14.6 million in 2023. Also, we expect to pay approximately $3.2 million in premiums to our U.S. postretirement benefit plan in 2023. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in millions):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2023	$43.2	$14.5	$3.2
2024	$43.5	$12.5	$3.2
2025	$43.6	$12.9	$3.1
2026	$43.3	$12.0	$3.1
2027	$42.8	$12.6	$3.0
2026-2030	$201.4	$68.3	$14.0
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. (Credits) costs relating to our SERP were ($1.2) million, ($0.2) million and $3.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2022 and 2021 was $6.5 million and $8.7 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $0.9 million are expected to be paid to SERP retirees in 2023. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2022, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012 our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $12.1 million, $16.7 million, and $6.9 million in 2022, 2021 and 2020, respectively. Contributions in 2021 included amounts deferred from 2020 as a result of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $12.7 million, $17.4 million and $7.5 million in 2022, 2021 and 2020, respectively. Contributions in 2021 included amounts deferred from 2020 as a result of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic.
Multiemployer Plan
Prior to 2022, certain current and former employees participated in a multiemployer plan in Germany, the Pensionskasse Dynamit Nobel Versicherungsverein auf Gegenseitigkeit, Troisdorf (“DN Pensionskasse”) that provided monthly payments in the case of disability, death or retirement. On January 1, 2022, the Company terminated its membership with the DN Pensionskasse and as a result did not make any contributions during the year.
In prior years, the majority of the Company’s contributions to the DN Pensionskasse were tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan were $1.5 million in both the years ended December 31, 2021 and 2020, respectively.
Effective July 1, 2016, the DN Pensionskasse was subject to a financial improvement plan which expired on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan called for increased capital reserves to avoid future underfunding risk. During the years ended December 31, 2022, 2021 and 2020, the Company made contributions for its employees covered under this plan of $2.8 million, $1.3 million and $3.1 million, respectively, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan. The value of the additional funding required under the financial improvement plan each year is determined upon the completion of the annual financial statements and are payable in the second quarter of the following year. A portion of the additional funding necessary for the year will be based on an estimate prepared on September 30 of each year and payable in the fourth quarter of that same year.

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022	2021
Transition tax on foreign earnings(a)	$191,708	$234,180
Operating leases(b)	99,269	126,997
Liabilities related to uncertain tax positions(c)	83,670	27,719
Executive deferred compensation plan obligation	27,270	32,491
Environmental liabilities(d)	31,272	37,540
Asset retirement obligations(d)	79,522	76,196
Tax indemnification liability(e)	66,137	66,799
Other(f)	57,748	61,776
Total	$636,596	$663,698
(a)Noncurrent portion of one-time transition tax on foreign earnings. See Note 21, “Income Taxes,” for additional information.
(b)See Note 18, “Leases.”
(c)See Note 21, “Income Taxes.”
(d)See Note 17, “Commitments and Contingencies.”

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance, beginning of year	$46,617	$45,771	$42,592
Expenditures	(10,378)	(2,752)	(3,290)
Accretion of discount	1,031	960	925
Additions, liability releases and changes in estimates, net	673	4,063	3,815
Foreign currency translation adjustments and other	302	(1,425)	1,729
Balance, end of year	38,245	46,617	45,771
Less amounts reported in Accrued expenses	6,973	9,077	9,473
Amounts reported in Other noncurrent liabilities	$31,272	$37,540	$36,298
Environmental remediation liabilities included discounted liabilities of $30.1 million and $39.7 million at December 31, 2022 and 2021, respectively, discounted at rates with a weighted-average of 3.4% and 3.5%, respectively, with the undiscounted amount totaling $57.5 million and $70.0 million at December 31, 2022 and 2021, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021
Balance, beginning of year	$79,213	$75,872
Additions and changes in estimates(a)	2,919	4,832
Accretion of discount	1,996	2,098
Liabilities settled	(4,266)	(3,605)
Foreign currency translation adjustments and other	239	16
Balance, end of year	$80,101	$79,213
Less amounts reported in Accrued expenses	579	3,017
Amounts reported in Other noncurrent liabilities	$79,522	$76,196
(a)    Additions in 2022 primarily related to updated estimates of asset retirement obligations in Australia. 2021 additions primarily related to the update of an estimate at a site formerly owned by Albemarle.
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
On March 10, 2017, Albemarle moved in New York state court to compel arbitration, which was granted on January 8, 2018 (although Huntsman unsuccessfully appealed that decision). Huntsman’s arbitration demand asserted claims substantially similar to those asserted in its state court complaint, and sought various forms of legal remedies, including cost overruns, compensatory damages, expectation damages, punitive damages, and restitution. After a trial, the arbitration panel issued an award on October 28, 2021, awarding approximately $600 million (including interest) to be paid by Albemarle to Huntsman, in addition to the possibility of attorney’s fees, costs and expenses. Following the arbitration panel decision, Albemarle reached a settlement with Huntsman to pay $665 million in two equal installments, with the first payment made in December 2021. The second and final payment of $332.5 million was made in May 2022. As a result, the consolidated statements of income for the year ended December 31, 2021, includes expense of $657.4 million ($508.5 million net of income tax), inclusive of estimated possible legal fees incurred by Huntsman and other related obligations, to reflect the increase in liabilities for this legal matter.
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Catalysts segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $66.1 million and $66.8 million at December 31, 2022 and 2021, respectively, recorded in Other noncurrent liabilities primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017. During the year ended December 31, 2021, the Company recorded $39.4 million to revise this indemnification estimate for an ongoing tax-related matter in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2023	2024	2025	2026	2027	Thereafter
Letters of credit and other guarantees	$127,235	$10,366	$1,770	$1,931	$344	$684
The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2022. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
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
The following table provides details of our lease contracts for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$43,809	$42,338	$33,904
Finance lease cost:
Amortization of right of use assets	3,377	614	585
Interest on lease liabilities	3,504	3,010	2,681
Total finance lease cost	6,881	3,624	3,266

Short-term lease cost	13,985	11,084	11,663
Variable lease cost	8,064	8,002	8,691
Total lease cost	$72,739	$65,048	$57,524
Supplemental cash flow information related to our lease contracts for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,629	$33,030	$36,245
Operating cash flows from finance leases	3,389	1,776	1,568
Financing cash flows from finance leases	1,432	687	663
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	15,913	56,814	29,581
Finance leases	3,976	17,096	—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at December 31, 2022 and 2021 is as follows (in thousands, except as noted):

	December 31,
	2022	2021
Operating leases:
Other assets	$128,173	$154,741

Accrued expenses	35,515	31,603
Other noncurrent liabilities	99,269	126,997
Total operating lease liabilities	134,784	158,600
Finance leases:
Net property, plant and equipment	81,356	75,302

Current portion of long-term debt(a)	4,995	3,768
Long-term debt	74,409	74,011
Total finance lease liabilities	79,404	77,779
Weighted average remaining lease term (in years):
Operating leases	13.3	12.9
Finance leases	22.8	24.5
Weighted average discount rate (%):
Operating leases	3.60%	3.44%
Finance leases	4.41%	4.47%
(a) Balance includes accrued interest of finance lease.
Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

	Operating Leases	Finance Leases
2023	$38,529	$6,979
2024	24,565	9,328
2025	13,518	6,088
2026	10,551	5,450
2027	8,866	5,450
Thereafter	112,836	91,801
Total lease payments	208,865	125,096
Less imputed interest	74,081	45,692
Total	$134,784	$79,404

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. Under the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”), a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the agreement, generally July 1 to June 30) shall not exceed $150,000. At December 31, 2022, there were 3,334,570 shares available for grant under the Incentive Plan and 328,572 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2022, 2021 and 2020 amounted to $31.4 million, $18.8 million and $19.3 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2022, 2021 and 2020 amounted to $4.0 million, $2.3 million and $2.4 million, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2022:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	360,169	$98.19	6.6	$48,833
Granted	57,348	191.95
Exercised	(32,581)	73.54
Outstanding at December 31, 2022	384,936	$114.24	6.3	$39,501
Exercisable at December 31, 2022	194,393	$89.29	4.6	$24,798
We granted 57,348, 62,479 and 76,221 stock options during 2022, 2021 and 2020, respectively. There were no significant modifications made to any share-based grants during these periods.
The fair value of each option granted during the years ended December 31, 2022, 2021 and 2020 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	1.32%	1.43%	1.69%
Volatility	36.21%	36.19%	32.65%
Average expected life (years)	6	6	6
Risk-free interest rate	1.97%	1.44%	1.13%
Fair value of options granted	$63.00	$49.42	$22.14
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
The intrinsic value of options exercised during the years ended December 31, 2022, 2021 and 2020 was $6.9 million, $37.2 million and $31.3 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2022 is approximately $3.8 million and is expected to be recognized over a remaining weighted-average period of 1.8 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $2.8 million and $1.6 million for the year ended December 31, 2022, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	224,903	$121.39
Granted	64,106	204.60
Vested	(60,639)	118.91
Forfeited	(3,822)	137.12
Nonvested, end of period	224,548	140.44
The weighted average grant date fair value of performance unit awards granted in 2022, 2021 and 2020 was $13.1 million, $10.0 million and $8.7 million, respectively. For all periods presented, half of the performance unit awards granted were based on the targeted return on invested capital (“ROIC Award”), while the other half were granted based on targeted market conditions (“TSR Award”). The fair value of each TSR Award was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Volatility	51.51%	47.13%	33.66%
Risk-free interest rate	1.72%	0.27%	0.85%
The weighted average fair value of performance unit awards that vested during 2022, 2021 and 2020 was $11.9 million, $5.8 million and $3.0 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2022 is approximately $20.0 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.2 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2022:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	309,254	$92.52
Granted	74,887	205.45
Vested	(75,643)	90.26
Forfeited	(7,545)	140.13
Nonvested, end of period	300,953	120.09

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2022, 2021 and 2020 was $15.4 million, $10.6 million and $13.3 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2022, 2021 and 2020 was $17.8 million, $11.0 million and $9.0 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2022 is approximately $17.5 million and is expected to be recognized over a remaining weighted-average period of 2.0 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Balance at December 31, 2019	$(468,737)	$80,778	$4,847	$(12,623)	$(395,735)
Other comprehensive income (loss) before reclassifications	99,809	(34,185)	1,602	—	67,226
Amounts reclassified from accumulated other comprehensive loss	23	—	—	2,601	2,624
Other comprehensive income (loss), net of tax	99,832	(34,185)	1,602	2,601	69,850
Other comprehensive income attributable to noncontrolling interests	(247)	—	—	—	(247)
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income income before reclassifications	(74,478)	5,110	174	—	(69,194)
Amounts reclassified from accumulated other comprehensive loss	93	—	—	2,623	2,716
Other comprehensive (loss) income, net of tax	(74,385)	5,110	174	2,623	(66,478)
Amounts reclassified within accumulated other comprehensive income	51,703	(51,703)	—	—	—
Other comprehensive loss attributable to noncontrolling interests	160	—	—	—	160
Balance at December 31, 2021	$(391,674)	$—	$6,623	$(7,399)	$(392,450)
Other comprehensive (loss) income before reclassifications	(171,367)	—	(4,399)	—	(175,766)
Amounts reclassified from accumulated other comprehensive loss	72	—	—	7,399	7,471
Other comprehensive (loss) income, net of tax	(171,295)	—	(4,399)	7,399	(168,295)
Other comprehensive loss attributable to noncontrolling interests	83	—	—	—	83
Balance at December 31, 2022	$(562,886)	$—	$2,224	$—	$(560,662)
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
(c)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense. The balance of this interest rate swap was being amortized to Interest and financing expenses over the life of the 4.15% senior notes originally due in 2024. As discussed in Note 14, “Long-term Debt,” the Company repaid these notes in the second quarter of 2022, and as a result, reclassified the remaining balance of this interest rate swap to interest expense during the same period as part of the early extinguishment of debt.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap
2022
Other comprehensive (loss) income, before tax	$(168,953)	$—	$(4,399)	$9,739
Income tax benefit (expense)	(2,342)	—	—	(2,340)
Other comprehensive (loss) income, net of tax	$(171,295)	$—	$(4,399)	$7,399

2021
Other comprehensive income (loss), before tax	$(76,544)	$6,552	$174	$3,336
Income tax benefit (expense)	2,159	(1,442)	—	(713)
Other comprehensive income (loss), net of tax	$(74,385)	$5,110	$174	$2,623

2020
Other comprehensive (loss) income, before tax	$99,710	$(43,826)	$1,602	$3,336
Income tax expense	122	9,641	—	(735)
Other comprehensive (loss) income, net of tax	$99,832	$(34,185)	$1,602	$2,601

NOTE 21—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$952,799	$(186,077)	$41,346
Foreign	1,480,645	319,695	332,173
Total	$2,433,444	$133,618	$373,519
Current income tax expense (benefit):
Federal	$33,230	$11,722	$(140)
State	4,965	694	(193)
Foreign	259,054	55,530	56,734
Total	$297,249	$67,946	$56,401
Deferred income tax (benefit) expense:
Federal	$84,054	$(38,413)	$4,564
State	(3,511)	(5,544)	(2,893)
Foreign	12,796	5,457	(3,647)
Total	$93,339	$(38,500)	$(1,976)

Total income tax expense	$390,588	$29,446	$54,425

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	—	(3.5)	0.3
Change in valuation allowance(a)	(3.9)	33.7	1.9
Impact of foreign earnings, net(b)(c)	(0.1)	(40.5)	(8.4)
Global intangible low tax inclusion	0.3	12.3	1.9
Foreign-derived intangible income	(3.0)	—	—
Section 162(m) limitation	0.3	4.5	0.5
Subpart F income	0.2	4.8	1.3
Stock-based compensation	(0.3)	(7.2)	(1.0)
Depletion	(0.2)	(2.9)	(0.9)
U.S. federal return to provision	(0.4)	(1.7)	(0.9)
Revaluation of unrecognized tax benefits/reserve requirements	2.3	3.0	(0.4)
Other items, net	(0.1)	(1.5)	(0.7)
Effective income tax rate	16.1%	22.0%	14.6%
(a)The years ended December 31, 2022 and 2021 include benefits of $91.8 million and $6.0 million, respectively, due to the release of a foreign valuation allowance due to changes in expected profitability.
(b)The year ended December 31, 2021 includes a discrete tax benefit of $27.9 million related to the revision of an indemnification estimate for an ongoing tax-related matter in Germany.
(c)Our statutory rate is decreased by our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 3.2%, 34.6%, and 11.9% for 2022, 2021, and 2020, respectively.

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2022 and 2021 consist of the following (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Accrued employee benefits	$20,060	$18,374
Operating loss carryovers	1,157,841	1,295,925
Pensions	26,229	48,720
Tax credit carryovers	3,750	2,448
Other(a)	122,333	212,882
Gross deferred tax assets	1,330,213	1,578,349
Valuation allowance	(1,087,505)	(1,276,305)
Deferred tax assets	242,708	302,044
Deferred tax liabilities:
Depreciation	(446,942)	(411,336)
Intangibles	(84,690)	(83,182)
Other	(145,412)	(142,008)
Deferred tax liabilities	(677,044)	(636,526)

Net deferred tax liabilities	$(434,336)	$(334,482)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$46,434	$18,797
Noncurrent deferred tax liabilities	(480,770)	(353,279)
Net deferred tax liabilities	$(434,336)	$(334,482)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(a)    Decrease in other primarily related to a reduction in the deferred tax assets for the payment of the settlement of an arbitration ruling for a prior legal matter.

Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$(1,276,305)	$(1,326,204)	$(1,148,268)
Additions	(5,810)	(61,470)	(182,325)
Deductions	194,610	111,369	4,389
Balance at December 31	$(1,087,505)	$(1,276,305)	$(1,326,204)
At December 31, 2022, we had approximately $2.7 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2023 and 2027. We have established valuation allowances for $0.2 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2022, we have on a pre-tax basis, domestic state net operating losses of $345.9 million, expiring between 2022 and 2041, which have pre-tax valuation allowances of $15.3 million established. In addition, we have on a pre-tax basis $4.55 billion of foreign net operating losses, which have pre-tax valuation allowances for $4.34 billion established. $2.63 billion of these foreign net operating losses expire in 2035 and $1.68 billion have an indefinite life. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $226.4 million and $30.4 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.
As of December 31, 2022, we have not recorded taxes on approximately $8.3 billion of cumulative undistributed earnings of our non-U.S. subsidiaries and joint ventures. The TCJA imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. We generally do not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $83.7 million and $27.7 million at December 31, 2022 and 2021, respectively, inclusive of interest and penalties of $11.5 million and $7.0 million at December 31, 2022 and 2021, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2022 and 2021 were reduced by $32.4 million and $32.9 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state income taxes and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net liability of $39.8 million as of December 31, 2022 would favorably affect earnings if recognized and released, while the net asset of $12.2 million at December 31, 2021 would unfavorably affect earnings if recognized and released.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The liabilities related to uncertain tax positions, exclusive of interest, were $72.2 million and $20.7 million at December 31, 2022 and 2021, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at January 1	$20,717	$11,639	$17,548
Additions for tax positions related to prior years	1,673	75	5,646
Reductions for tax positions related to prior years	—	(6)	(174)
Additions for tax positions related to current year	50,531	10,911	315
Lapses in statutes of limitations/settlements	(995)	(1,931)	(12,128)
Foreign currency translation adjustment	236	29	432
Balance at December 31	$72,162	$20,717	$11,639
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2019. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2017.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2011 through 2022 related to Germany, Italy, Belgium, China, Canada, South Africa and Chile, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record an increase in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.3 million as a result of closure of tax statutes.

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

	December 31,
	2022		2021
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,239,853	$2,993,027	$2,405,021	$2,593,590
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At December 31, 2022 and 2021, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $64.5 million and $36.5 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At December 31, 2022 and 2021, we had outstanding non-designated foreign currency forward contracts with notional values totaling $2.8 billion and $618.1 million,respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets at December 31, 2022 and 2021 (in thousands):

	December 31,
	2022		2021
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$—	$—	$237	$—
Accrued expenses	—	3,159	—	57
Total designated as hedging instruments	—	3,159	237	57
Not designated as hedging instruments
Other current assets	6,016	—	2,901	—
Accrued expenses	—	85	—	248
Total not designated as hedging instruments	6,016	85	2,901	248
Total	$6,016	$3,244	$3,138	$305
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Designated as hedging instruments:
(Losses) gains recognized in Other comprehensive income (loss)	$(4,398)	$174	$1,602
Not designated as hedging instruments:
(Losses) gains recognized in Other income (expenses), net(a)	$(41,088)	$1,068	$(7,665)
(a)Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expenses), net.
In addition, for the years ended December 31, 2022, 2021 and 2020, we recorded net cash settlements of $44.4 million, $2.4 million and $19.4 million, respectively, primarily within Changes in current assets and liabilities, in our consolidated statements of cash flows.
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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2022 and 2021 (in thousands):

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities(a)	$260,139	$—	$—	$260,139
Investments under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Public equity securities(c)	$5,890	$5,890	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,375	$—	$—	$—
Foreign currency forward contracts(f)	$6,016	$—	$6,016	$—
Liabilities:
Obligations under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Foreign currency forward contracts(f)	$3,244	$—	$3,244	$—

	December 31, 2021	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities(a)	$246,517	$—	$—	$246,517
Investments under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,696	$—	$—	$—
Foreign currency forward contracts(f)	$3,138	$—	$3,138	$—
Liabilities:
Obligations under executive deferred compensation plan(b)	$32,491	$32,491	$—	$—
Foreign currency forward contracts(f)	$305	$—	$305	$—
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

	Available for Sale Debt Securities
	Year Ended December 31,
	2022	2021
Beginning balance	$246,517	$—
Additions	—	244,530
Accretion of discount	12,735	7,429
Change in fair value	887	(5,442)
Ending balance	$260,139	$246,517

NOTE 24—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Sales to unconsolidated affiliates	$51,906	$19,441	$22,589
Purchases from unconsolidated affiliates(a)	$1,920,476	$213,077	$168,072
(a)Increases in purchases from unconsolidated affiliates primarily relate to increased pricing and volume of spodumene purchased from the Company’s Windfield joint venture.
Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2022	2021
Receivables from related parties	$21,495	$2,139
Payables to related parties(a)	$518,377	$47,499
(a)Increases in payables to unconsolidated affiliates primarily relate to increased purchases of spodumene purchased from the Company’s joint venture under normal payment terms.

NOTE 25—Segment and Geographic Area Information:
During 2022, the Company’s three reportable segments included: (1) Lithium; (2) Bromine; and (3) Catalysts. Each segment had a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and had full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligned with the markets and customers we serve through each of the segments. This structure also facilitated the continued standardization of business processes across the organization, and was consistent

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
Summarized financial information concerning our reportable segments is shown in the following tables. The “All Other” category included only the FCS business that did not fit into any of the Company’s core businesses. On June 1, 2021, the Company completed the sale of the FCS business. See Note 3, “Divestitures,” for additional information. Amounts in the “All Other” category represent activity in this business until divested on June 1, 2021.
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

	Year Ended December 31,
	2022	2021	2020
	(In thousands)
Net sales:
Lithium	$5,008,850	$1,363,284	$1,144,778
Bromine	1,411,682	1,128,343	964,962
Catalysts	899,572	761,235	797,914
All Other	—	75,095	221,255
Total net sales	$7,320,104	$3,327,957	$3,128,909

Adjusted EBITDA:
Lithium	$3,102,662	$479,538	$393,093
Bromine	456,916	360,682	323,605
Catalysts	28,732	106,941	130,134
All Other	—	29,858	84,821
Corporate	(112,453)	(106,045)	(112,915)
Total adjusted EBITDA	$3,475,857	$870,974	$818,738

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Lithium	Bromine	Catalysts	All Other	Corporate	Consolidated Total
2022
Net income (loss) attributable to Albemarle Corporation	$2,903,076	$402,820	$(27,104)	$—	$(588,976)	$2,689,816
Depreciation and amortization	189,347	54,096	51,417	—	5,981	300,841
Loss on sale of interest in properties(a)	8,400	—	—	—	—	8,400
Acquisition and integration related costs(b)	—	—	—	—	16,259	16,259
Interest and financing expenses(c)	—	—	—	—	122,973	122,973
Income tax expense	—	—	—	—	390,588	390,588
Non-operating pension and OPEB items	—	—	—	—	(57,032)	(57,032)
Other(d)	1,839	—	4,419	—	(2,246)	4,012
Adjusted EBITDA	$3,102,662	$456,916	$28,732	$—	$(112,453)	$3,475,857
2021
Net income (loss) attributable to Albemarle Corporation	$192,244	$309,501	$55,353	$27,988	$(461,414)	$123,672
Depreciation and amortization	138,772	51,181	51,588	1,870	10,589	254,000
Restructuring and other(e)	—	—	—	—	3,027	3,027
Loss (gain) on sale of business/interest in properties, net(f)	132,400	—	—	—	(428,371)	(295,971)
Acquisition and integration related costs(b)	—	—	—	—	12,670	12,670
Interest and financing expenses(c)	—	—	—	—	61,476	61,476
Income tax expense	—	—	—	—	29,446	29,446
Non-operating pension and OPEB items	—	—	—	—	(78,814)	(78,814)
Legal accrual(g)	—	—	—	—	657,412	657,412
Albemarle Foundation contribution(h)	—	—	—	—	20,000	20,000
Indemnification adjustments(i)	—	—	—	—	39,381	39,381
Other(j)	16,122	—	—	—	28,553	44,675
Adjusted EBITDA	$479,538	$360,682	$106,941	$29,858	$(106,045)	$870,974
2020
Net income (loss) attributable to Albemarle Corporation	$277,711	$274,495	$80,149	$76,323	$(332,914)	$375,764
Depreciation and amortization	112,854	50,310	49,985	8,498	10,337	231,984
Restructuring and other(e)	—	—	—	—	19,597	19,597
Acquisition and integration related costs(b)	—	—	—	—	17,263	17,263
Interest and financing expenses	—	—	—	—	73,116	73,116
Income tax expense	—	—	—	—	54,425	54,425
Non-operating pension and OPEB items	—	—	—	—	40,668	40,668
Other(k)	2,528	(1,200)	—	—	4,593	5,921
Adjusted EBITDA	$393,093	$323,605	$130,134	$84,821	$(112,915)	$818,738
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
(b)See Note 2, “Acquisitions,” for additional information.
(c)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million and $29.0 million for the years ended December 31, 2022 and 2021, respectively. See Note 14, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the year ended December 31, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods. See Note 1, “Summary of Significant Accounting Policies,” for further details.
(d)Included amounts for the year ended December 31, 2022 recorded in:

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment, and $0.5 million related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $4.3 million primarily related to facility closure expenses of offices in Germany, $2.8 million of charges for environmental reserves at sites not part of our operations, $2.8 million of shortfall contributions for our multiemployer plan financial improvement plan, $1.9 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review, partially offset by $4.3 million of gains from the sale of legacy properties not part of our operations.
•Other income (expenses), net - $4.3 million net gain related to the fair value adjustment of equity securities in a public company, a $3.0 million gain from the reversal of a liability related to a previous divestiture, a $2.0 million gain relating to the adjustment of an environmental reserve at non-operating businesses we previously divested and a $0.6 million gain related to a settlement received from a legal matter in a prior period, partially offset by a $3.2 million loss resulting from the adjustment of indemnification related to previously disposed businesses.
(e)In 2021, we recorded facility closure related to offices in Germany, and severance expenses in Germany and Belgium, in SG&A. During the year ended December 31, 2020, we recorded severance expenses as part of business reorganization plans, impacting each of our businesses and Corporate, primarily in the U.S., Belgium, Germany and with our Jordanian joint venture partner. We recorded expenses of $0.7 million in Cost of goods sold, $19.2 million in SG&A and a $0.3 million gain in Net income attributable to noncontrolling interests for the portion of severance expense allocated to our Jordanian joint venture partner.
(f)Includes a $428.4 million gain related to the FCS divestiture recorded during the year ended December 31, 2021. See Note 3, “Divestitures,” for additional information on this gain. In addition, includes a $132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton. See Note 2, “Acquisitions,” for additional information.
(g)Loss recorded in Other income (expenses), net for the year ended December 31, 2021 related to the settlement of an arbitration ruling for a prior legal matter. See Note 17, “Commitments and Contingencies,” for further details.
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
(i)Included in Other income (expenses), net to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
(j)Included amounts for the year ended December 31, 2021 recorded in:
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
•Other income (expenses), net - $4.8 million of net expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.
(k)Included amounts for the year ended December 31, 2020 recorded in:
•Cost of goods sold - $1.3 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $3.1 million of shortfall contributions for our multiemployer plan financial improvement plan and $3.8 million of a net expense primarily relating to the increase of environmental reserves at non-operating businesses we have previously divested.
•Other income (expenses), net - $7.2 million gain related to the sale of our ownership percentage in the SOCC joint venture, $3.6 million of a net gain primarily relating to the sale of intangible assets in our Bromine business and property in Germany not used as part of our operations and a $2.5 million net gain resulting from the settlement of legal matters related to a business sold or a site in the process of being sold, partially offset by $9.6 million of losses resulting from the adjustment of indemnifications related to previously disposed businesses and $1.2 million of expenses related to other costs outside of our regular operations.

	December 31,
	2022	2021	2020
		(In thousands)
Identifiable assets:
Lithium(a)	$10,795,997	$7,676,259	$7,134,229
Bromine	1,072,535	939,808	867,648
Catalysts	1,214,482	1,149,592	1,066,089
All Other	—	—	136,659
Corporate	2,373,508	1,208,459	1,246,321
Total identifiable assets	$15,456,522	$10,974,118	$10,450,946
(a)Increase in Lithium identifiable assets each year primarily due to capital expenditures for growth and capacity increases, and the impact of increased lithium pricing on working capital balances.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Depreciation and amortization:
Lithium	$189,347	$138,772	$112,854
Bromine	54,096	51,181	50,310
Catalysts	51,417	51,588	49,985
All Other	—	1,870	8,498
Corporate	5,981	10,589	10,337
Total depreciation and amortization	$300,841	$254,000	$231,984
Capital expenditures:
Lithium	$1,010,661	$813,128	$720,563
Bromine	153,407	70,711	57,486
Catalysts	66,319	49,312	44,448
All Other	—	2,339	6,792
Corporate	31,259	18,177	21,188
Total capital expenditures	$1,261,646	$953,667	$850,477

	Year Ended December 31,
	2022	2021	2020
		(In thousands)
Net Sales(a):
United States	$888,612	$730,738	$743,834
Foreign(b)	6,431,492	2,597,219	2,385,075
Total	$7,320,104	$3,327,957	$3,128,909
(a)Net sales are attributed to countries based upon shipments to final destination.
(b)In 2022, net sales to China, South Korea and Japan represented 33%, 22% and 15%, respectively, of total net sales. In 2021, net sales to China, Japan and South Korea represented 18%, 14% and 11%, respectively, of total net sales. In 2020, net sales to South Korea, China and Japan represented 14%, 14%, and 13%, respectively, of total net sales.
During 2022, the only customer that represented more than 10% of the Company’s consolidated net sales was Umicore N.V. and its affiliates.

	As of December 31,
	2022	2021	2020
		(In thousands)
Long-Lived Assets(a):
United States	$1,371,347	$1,040,252	$1,007,793
Australia	3,253,069	2,736,590	2,362,377
Chile	2,057,270	1,923,821	1,814,658
China	438,090	139,537	122,749
Jordan	267,612	262,392	256,640
Netherlands	167,264	177,405	181,206
Germany	77,845	80,956	90,174
France	52,894	49,740	45,505
Brazil	31,855	29,474	24,393
Other foreign countries	77,747	62,667	66,273
Total	$7,794,993	$6,502,834	$5,971,768
(a)    Long-lived assets are comprised of the Company’s Property, plant and equipment and joint ventures included in Investments.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
NONE

Item 9A.	Controls and Procedures.
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
Prior Year Remediation
On January 26, 2023, we filed an amended Annual Report on Form 10-K/A for the year ended December 31, 2021 (the “Form 10-K/A”) to amend certain disclosures within the Mineral Properties section of Part I, Item 2. Properties, and file amended versions of the material individual mineral property technical report summaries responding to Item 601(b)(96) and subpart 1300 of Regulation S-K (the "Mining Disclosures"). In connection with the preparation and filing of this the Form 10-K/A, our principal executive officer and principal financial officer re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on this re-evaluation and solely as a result of the updated Mining Disclosures included in this Form 10-K/A, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by the Form 10-K/A, our disclosure controls and procedures were not effective.
During the re-evaluation, our principal executive officer and principal financial officer concluded that, while the design of our disclosure controls and procedures is appropriate, there was a deficiency in their operation solely in connection with certain of the new disclosures required by the Mining Disclosures that we were required to provide for the first time in the Annual Report on Form 10-K for the year ended December 31, 2021. Following the initial preparation of the Mining Disclosures and in connection with the re-evaluation of the design and operation of our disclosure controls and procedures described above, we implemented additional operational procedures with respect to the Mining Disclosures included in this Annual Report on Form 10-K for the year ended December 31, 2022 and that will be applied to the preparation of the Mining Disclosures for future reports that we file or submit to the SEC under the Exchange Act, including:
•additional reviews of rule-based disclosure checklists for the Mining Disclosures;
•more frequent communication, including discussion of the Mining Disclosure rules specifically, with qualified persons in connection with their preparation of the technical report summaries for each of our mineral properties to ensure effective processes and procedures were applied in preparing and reviewing the Mining Disclosures; and
•review of best practices for Mining Disclosures based on SEC comment letters and SEC filings of industry peers in connection with their preparation.
In light of the additional operation procedures discussed above, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and the deficiencies in the operation of the disclosure controls and procedures related to the Mining Disclosures as of the end of the period covered by the Form 10-K/A were remediated. Even with the implementation of the additional operational procedures discussed above, our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable, and not absolute, assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 4, 2022. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 80 to 131:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2022, 2021 and 2020
Notes to the Consolidated Financial Statements
(a)(2) No financial statement schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

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

4.3
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

4.4
Form of Global Security for the 5.450% Senior Notes due 2044 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 24, 2014, and incorporated herein by reference].

4.5	Form of 3.450% Note due 2029 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.6	Form of 1.125% Note due 2025 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.7	Form of 1.625% Note due 2028 [filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.8	Form of 4.650% Senior Notes due 2027 [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 13, 2022, and incorporated herein by reference].

4.9	Form of 5.050% Senior Notes due 2032 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 13, 2022, and incorporated herein by reference].

4.10	Form of 5.650% Senior Notes due 2052 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 13, 2022, and incorporated herein by reference].

4.11	Description of Securities [filed on the Company’s Current Report on Form 8-K (No. 1-12658) filed February 15, 2023, and incorporated herein by reference].

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

#10.4
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

#10.6
Form of Notice of TSR Performance Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.7
Form of Notice of Option Grant under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

#10.8
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

#10.10
Notice of 3-Year Cliff Vest Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 8, 2019, and incorporated herein by reference].

#10.11
Form of Notice of NEO Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 27, 2020, and incorporated herein by reference].

#10.12
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

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

10.48
Second Amendment to Credit Agreement, dated as of May 11, 2020, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

10.49
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

#10.50
Executive Employment Agreement with J. Kent Masters, dated April 20, 2020 [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

#10.51
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

#10.54
Third Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors [filed as Exhibit 10.56 to the Company's Annual Report on From 10-K (No. 1-12658) filed on February 19, 2021 and incorporated herein by reference].

10.55
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

10.56
Sale, Purchase and Contribution Agreement, dated February 25, 2021 among Albemarle Corporation, W. R. Grace & Co.-Conn and Fine Chemical Manufacturing Services LLC [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 5, 2021, and incorporated herein by reference].

#10.57
Fourth Amendment to the Albemarle Corporation 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 4, 2021, and incorporated herein by reference].

#10.58
Letter Agreement with Raphael Crawford, dated November 3, 2021 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 4, 2021, and incorporated herein by reference].

10.59
Third Amendment to Credit Agreement, dated as of December 10, 2021, among Albemarle Corporation, Albemarle Europe SRL, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.61 to the Company’s Annual Report on Form 10-K (No. 1-12658) filed on February 18, 2022 and incorporated herein by reference].

10.60
Second Amendment and Restatement Agreement, dated as of December 10, 2021, among Albemarle Corporation, the Lenders Party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent[filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K (No. 1-12658) filed on February 18, 2022 and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

#10.61	Form of Restricted Stock Unit Award Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.62
Form of Adjusted ROIC Performance Unit Award Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.63	Form of TSR Performance Unit Award Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.64	Form of Stock Option Grant Agreement [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

#10.65
Form of Special Restricted Stock Unit Award Agreement [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

10.66
Amended and Restated Credit Agreement, dated as of October 28, 2022, among Albemarle Corporation, certain other subsidiaries of the Company, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 2, 2022, and incorporated herein by reference].

#10.67
Form Notice of Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 2, 2022, and incorporated herein by reference].

10.68
Form of Employee Non-Solicitation, Non-Compete and Confidentiality Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 9, 2022 and incorporated herein by reference].

*21.1	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP.

23.2
Consent of SRK Consulting (U.S), Inc. regarding lithium reserves and resources [filed as Exhibit 23.1 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

23.3
Consent of Fastmarkets Group Limited regarding market studies for lithium reserves and resources [filed as Exhibit 23.2 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

23.4
Consent of RPS Energy Canada Ltd regarding bromine reserves and resources [filed as Exhibit 23.3 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

23.5
Consent of RESPEC regarding bromine reserves and resources [filed as Exhibit 23.4 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

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

Albemarle Corporation and Subsidiaries

96.1
SEC Technical Report Summary, Pre-Feasibility Study, Greenbushes Mine, Western Australia, prepared by SRK Consulting (U.S), Inc., dated February 14, 2023 [filed as Exhibit 96.1 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

96.2
SEC Technical Report Summary, Initial Assessment, Wodgina, Western Australia, prepared by SRK Consulting (U.S), Inc., dated December 16, 2022 [filed as Exhibit 96.2 to the Company’s Annual Report on Form 10-K/A (No. 1-12658) filed on January 26, 2023, and incorporated herein by reference].

96.3
SEC Technical Report Summary, Pre-Feasibility Study, Salar de Atacama Region II, Chile, prepared by SRK Consulting (U.S), Inc., dated February 14, 2023 [filed as Exhibit 96.2 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

96.4
SEC Technical Report Summary Pre-Feasibility Study, Silver Peak Lithium Operation, Nevada, USA, prepared by SRK Consulting (U.S), Inc., dated February 14, 2023 [filed as Exhibit 96.3 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

96.5
SEC Technical Report Summary for Jordan Bromine Operation, prepared by RPS Energy Canada Ltd and RESPEC Consulting Inc., dated February 15, 2023 [filed as Exhibit 96.4 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

96.6
SEC Technical Report Summary for Magnolia Field Bromine Reserves, prepared by RPS Energy Canada Ltd, dated February 15, 2023 [filed as Exhibit 96.5 to the Company's Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2022, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2022, 2021 and 2020, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2022, 2021 and 2020, (iii) the Consolidated Balance Sheets at December 31, 2022 and 2021, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2022, 2021 and 2020, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2022, 2021 and 2020 and (vi) the Notes to Consolidated Financial Statements.

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
(c) In accordance with Regulation S-X Rule 3-09, the audited financial statements of Windfield Holdings Pty. Ltd. (“Windfield”) for the year ended December 31, 2022, Windfield’s fiscal year end, will be filed by amendment to this Annual Report on Form 10-K on or before June 30, 2023.

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
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: February 15, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 15, 2023.

Signature	Title

/S/ J. KENT MASTERS	Chairman, President and Chief Executive Officer (principal executive
(J. Kent Masters)	officer)

/S/ SCOTT A. TOZIER	Executive Vice President, Chief Financial Officer (principal financial
(Scott A. Tozier)	officer)

/S/ JOHN C. BARICHIVICH III	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(John C. Barichivich III)

/S/ M. LAUREN BRLAS	Director
(M. Lauren Brlas)

/S/ RALF H. CRAMER	Director
(Ralf H. Cramer)

/S/ GLENDA J. MINOR	Director
(Glenda J. Minor)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ DIARMUID B. O’CONNELL	Director
(Diarmuid B. O’Connell)

/S/ DEAN L. SEAVERS	Director
(Dean L. Seavers)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HOLLY A. VAN DEURSEN	Director
(Holly A. Van Deursen)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)