Form 10-Q
period 2023-03-31
ALBEMARLE CORP
filed 2023-05-03
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 26, 2023: 117,336,441

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$2,580,252	$1,127,728
Cost of goods sold	1,303,712	678,698
Gross profit	1,276,540	449,030
Selling, general and administrative expenses	154,306	112,568
Research and development expenses	20,471	16,083
Loss on sale of interest in properties	—	8,400
Operating profit	1,101,763	311,979
Interest and financing expenses	(26,777)	(27,834)
Other income, net	82,492	15,496
Income before income taxes and equity in net income of unconsolidated investments	1,157,478	299,641
Income tax expense	276,963	80,530
Income before equity in net income of unconsolidated investments	880,515	219,111
Equity in net income of unconsolidated investments (net of tax)	396,188	62,436
Net income	1,276,703	281,547
Net income attributable to noncontrolling interests	(38,123)	(28,164)
Net income attributable to Albemarle Corporation	$1,238,580	$253,383
Basic earnings per share	$10.57	$2.16
Diluted earnings per share	$10.51	$2.15
Weighted-average common shares outstanding – basic	117,232	117,066
Weighted-average common shares outstanding – diluted	117,841	117,653
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net income	$1,276,703	$281,547
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	46,216	(5,889)
Cash flow hedge	1,101	4,017
Interest rate swap	—	650
Total other comprehensive income (loss), net of tax	47,317	(1,222)
Comprehensive income	1,324,020	280,325
Comprehensive income attributable to noncontrolling interests	(38,115)	(28,111)
Comprehensive income attributable to Albemarle Corporation	$1,285,905	$252,214
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,586,734	$1,499,142
Trade accounts receivable, less allowance for doubtful accounts (2023 – $3,283; 2022 – $2,534)	1,351,915	1,190,970
Other accounts receivable	312,560	185,819
Inventories	3,180,825	2,076,031
Other current assets	225,541	234,955
Total current assets	6,657,575	5,186,917
Property, plant and equipment, at cost	9,830,257	9,354,330
Less accumulated depreciation and amortization	2,476,768	2,391,333
Net property, plant and equipment	7,353,489	6,962,997
Investments	1,391,229	1,150,553
Other assets	243,405	250,558
Goodwill	1,634,152	1,617,627
Other intangibles, net of amortization	284,508	287,870
Total assets	$17,564,358	$15,456,522
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$1,758,254	$1,533,624
Accounts payable to related parties	1,012,822	518,377
Accrued expenses	403,336	505,894
Current portion of long-term debt	2,167	2,128
Dividends payable	46,753	46,116
Income taxes payable	282,037	134,876
Total current liabilities	3,505,369	2,741,015
Long-term debt	3,233,393	3,214,972
Postretirement benefits	33,062	32,751
Pension benefits	160,343	159,571
Other noncurrent liabilities	686,655	636,596
Deferred income taxes	486,466	480,770
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 117,299 in 2023 and 117,168 in 2022	1,173	1,172
Additional paid-in capital	2,931,961	2,940,840
Accumulated other comprehensive loss	(513,337)	(560,662)
Retained earnings	6,792,938	5,601,277
Total Albemarle Corporation shareholders’ equity	9,212,735	7,982,627
Noncontrolling interests	246,335	208,220
Total equity	9,459,070	8,190,847
Total liabilities and equity	$17,564,358	$15,456,522
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at December 31, 2022	117,168,366	$1,172	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income					1,238,580	1,238,580	38,123	1,276,703
Other comprehensive income (loss)				47,325		47,325	(8)	47,317
Cash dividends declared, $0.40 per common share					(46,919)	(46,919)	—	(46,919)
Stock-based compensation			9,658			9,658		9,658
Exercise of stock options	1,220	—	81			81		81
Issuance of common stock, net	205,172	2	(2)			—		—
Withholding taxes paid on stock-based compensation award distributions	(75,366)	(1)	(18,616)			(18,617)		(18,617)
Balance at March 31, 2023	117,299,392	$1,173	$2,931,961	$(513,337)	$6,792,938	$9,212,735	$246,335	$9,459,070

Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					253,383	253,383	28,164	281,547
Other comprehensive loss				(1,169)		(1,169)	(53)	(1,222)
Cash dividends declared, $0.395 per common share					(46,261)	(46,261)	—	(46,261)
Stock-based compensation			5,384			5,384		5,384
Exercise of stock options	500	—	32			32		32
Issuance of common stock, net	151,630	2	385			387		387
Withholding taxes paid on stock-based compensation award distributions	(55,069)	(1)	(10,421)			(10,422)		(10,422)
Balance at March 31, 2022	117,112,394	$1,171	$2,915,387	$(393,619)	$3,303,661	$5,826,600	$208,452	$6,035,052
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash and cash equivalents at beginning of year	$1,499,142	$439,272
Cash flows from operating activities:
Net income	1,276,703	281,547
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	87,271	66,574
Loss on sale of investment in properties	—	8,400
Stock-based compensation and other	10,540	4,245
Equity in net income of unconsolidated investments (net of tax)	(396,188)	(62,436)
Dividends received from unconsolidated investments and nonmarketable securities	547,552	39,168
Pension and postretirement benefit	1,954	(4,250)
Pension and postretirement contributions	(2,825)	(3,890)
Unrealized (gain) loss on investments in marketable securities	(45,732)	1,469
Deferred income taxes	14,098	27,747
Working capital changes	(764,071)	(219,397)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	7,665	65,100
Other, net	(15,987)	1,899
Net cash provided by operating activities	720,980	206,176
Cash flows from investing activities:
Capital expenditures	(415,608)	(231,698)
(Purchases) sales of marketable securities, net	(122,267)	3,751
Investments in equity and other corporate investments	(1,133)	(146)
Net cash used in investing activities	(539,008)	(228,093)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt and credit agreements	—	280,000
Other debt repayments, net	(713)	(166,615)
Dividends paid to shareholders	(46,282)	(45,637)
Dividends paid to noncontrolling interests	(53,145)	—
Proceeds from exercise of stock options	81	419
Withholding taxes paid on stock-based compensation award distributions	(18,617)	(10,422)
Other	—	(126)
Net cash (used in) provided by financing activities	(118,676)	57,619
Net effect of foreign exchange on cash and cash equivalents	24,296	(11,649)
Increase in cash and cash equivalents	87,592	24,053
Cash and cash equivalents at end of period	$1,586,734	$463,325
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of March 31, 2023 and December 31, 2022, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month period ended March 31, 2023 and 2022 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2023. The December 31, 2022 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Acquisitions:
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”), for approximately $200 million in cash, which includes a deferral of approximately $29 million to be paid in installments within a year of the acquisition closing date. Qinzhou's operations include a lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
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
Goodwill arising from the acquisition was recorded within the Energy Storage segment and consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.

NOTE 3—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2023 was 23.9% compared to 26.9% for the three-month period ended March 31, 2022. The three-month period ended March 31, 2023 included tax expense related to an uncertain tax position in Chile offset by a tax benefit related to foreign derived intangible income, and net discrete tax expense related to foreign return to provisions offset by excess tax benefits realized from stock-based compensation arrangements. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month period ended March 31, 2023 was impacted by a variety of factors, primarily the location in which income was earned, foreign-derived intangible income and an uncertain tax position recorded in Chile. The difference between the U.S. federal statutory income tax

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
rate and our effective income tax rate for the three-month period ended March 31, 2022 was impacted by a variety of factors, primarily global intangible low-taxed income and the location in which income was earned.

NOTE 4—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2023 and 2022 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$1,238,580	$253,383
Denominator:
Weighted-average common shares for basic earnings per share	117,232	117,066
Basic earnings per share	$10.57	$2.16
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$1,238,580	$253,383
Denominator:
Weighted-average common shares for basic earnings per share	117,232	117,066
Incremental shares under stock compensation plans	609	587
Weighted-average common shares for diluted earnings per share	117,841	117,653
Diluted earnings per share	$10.51	$2.15
At March 31, 2023 there were 51,316 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On February 23, 2023, the Company declared a cash dividend of $0.40, an increase from the prior year regular quarterly dividend. This dividend was paid on April 3, 2023 to shareholders of record at the close of business as of March 17, 2023. On May 2, 2023, the Company declared a cash dividend of $0.40 per share, which is payable on July 3, 2023 to shareholders of record at the close of business as of June 16, 2023.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at March 31, 2023 and December 31, 2022 (in thousands):

	March 31,	December 31,
	2023	2022
Finished goods	$2,706,606	$1,679,473
Raw materials and work in process(a)	368,669	296,998
Stores, supplies and other	105,550	99,560
Total	$3,180,825	$2,076,031

(a)Includes $154.7 million and $133.2 million at March 31, 2023 and December 31, 2022, respectively, of work in process in our Energy Storage segment.
The Company records the balance of deferred profits on sales from its equity method investments to the Company to Inventories, specifically finished goods. Deferred profits from equity method investments totaled $552.8 million and $332.3 million as of March 31, 2023 and December 31, 2022, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Investments:
MARBL Joint Venture Agreement Restructuring
On February 22, 2023, the Company announced that it has signed definitive agreements with Mineral Resources Limited (“MRL”) to restructure the parties' MARBL lithium joint venture in Australia (“MARBL”) and separately for MRL to invest in Albemarle conversion assets in China. This restructured agreement is intended to provide the Company with additional funding to support the expansion of lithium conversion capacity, while securing downstream conversion capacity for MRL.
In Australia, Albemarle will increase its interest in the first two conversion trains of the Kemerton processing plant from 60% to 85% by purchasing a 25% interest from MRL. Albemarle will operate Kemerton trains 1 and 2 on behalf of the joint venture. MRL will increase its interest in the Wodgina Lithium Mine Project from 40% to 50% by purchasing a 10% interest from Albemarle. MRL will operate the Wodgina mine on behalf of the joint venture. Consideration for Albemarle's increased stake in Kemerton will be offset by consideration for MRL's increased stake in Wodgina.
In China, MRL will acquire a 50% interest in Albemarle's Qinzhou and Meishan plants. Qinzhou has a designed annual capacity of up to 25,000 metric tonnes of LCE. The plant will undergo modifications to be able to convert Wodgina spodumene and is expected to commence that conversion in early 2024. The Meishan plant, which is under construction with a designed annual capacity of 50,000 metric tonnes of LCE, is scheduled to be completed in 2024. Albemarle will continue to operate Meishan and Qinzhou.
In addition, MRL committed to fund 50% of the capital costs for downstream conversion capacity. MRL is expected to pay approximately $350 million for its initial share of capital costs of this conversion capacity at closing. Albemarle expects to pay MRL a completion adjustment currently estimated to be between $100 million to $150 million reflecting a retroactive effective date of April 1, 2022.
These transactions are expected to close in stages beginning in the second quarter of 2023 and are subject to regulatory approval and other customary closing conditions. At this time the Company expects to record a gain as a result of these transactions in the period it closes.
Variable Interest Entities
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Talison”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is our most significant VIE, was $746.8 million and $694.5 million at March 31, 2023 and December 31, 2022, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs of which the Company is not the primary beneficiary was $7.7 million at March 31, 2023 and $6.7 million at December 31, 2022. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Talison joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Net sales	$1,959,298	$392,833
Gross profit	1,901,700	354,442
Income before income taxes	1,784,150	292,552
Net income	1,248,902	204,787
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
preferred equity can be redeemed at Grace’s option under certain conditions and will accrue PIK dividends at an annual rate of 12% beginning two years after issuance. This preferred equity had a fair value of $266.3 million and $260.1 million at March 31, 2023 and December 31, 2022, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 7—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three months ended March 31, 2023 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2022	$1,424,275	$20,319	$173,033	$1,617,627
Segment realignment(a)	(12,316)	12,316	—	—
Foreign currency translation adjustments and other	13,342	—	3,183	16,525
Balance at March 31, 2023	$1,425,301	$32,635	$176,216	$1,634,152
(a)    Effective January 1, 2023, the Company realigned its Lithium and Bromine reportable segments into the Energy Storage and Specialties reportable segments. See Note 11, “Segment Information,” for additional details. As a result, the Company transferred goodwill from its legacy Lithium segment to the new Specialties reportable segment during the three months ended March 31, 2023.

The following table summarizes the changes in other intangibles and related accumulated amortization for the three months ended March 31, 2023 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2022	$412,670	$13,161	$46,399	$35,186	$507,416
Foreign currency translation adjustments and other	5,066	231	639	981	6,917
Balance at March 31, 2023	$417,736	$13,392	$47,038	$36,167	$514,333
Accumulated Amortization
Balance at December 31, 2022	$(177,627)	$(3,587)	$(23,790)	$(14,542)	$(219,546)
Amortization	(6,529)	—	(657)	(248)	(7,434)
Foreign currency translation adjustments and other	(2,136)	(43)	(373)	(293)	(2,845)
Balance at March 31, 2023	$(186,292)	$(3,630)	$(24,820)	$(15,083)	$(229,825)
Net Book Value at December 31, 2022	$235,043	$9,574	$22,609	$20,644	$287,870
Net Book Value at March 31, 2023	$231,444	$9,762	$22,218	$21,084	$284,508
(a)    Net Book Value includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8—Long-Term Debt:
Long-term debt at March 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	March 31,	December 31,
	2023	2022
1.125% notes due 2025	$408,959	$401,265
1.625% notes due 2028	542,200	532,000
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Variable-rate foreign bank loans	3,056	2,997
Finance lease obligations	76,070	76,537
Other	11,510	11,378
Unamortized discount and debt issuance costs	(27,847)	(28,689)
Total long-term debt	3,235,560	3,217,100
Less amounts due within one year	2,167	2,128
Long-term debt, less current portion	$3,233,393	$3,214,972

NOTE 9—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the three months ended March 31, 2023 (in thousands):

Beginning balance at December 31, 2022	$38,245
Expenditures	(817)
Accretion of discount	249
Additions and changes in estimates	1,869
Foreign currency translation adjustments and other	381
Ending balance at March 31, 2023	39,927
Less amounts reported in Accrued expenses	7,441
Amounts reported in Other noncurrent liabilities	$32,486
Environmental remediation liabilities included discounted liabilities of $32.1 million and $30.1 million at March 31, 2023 and December 31, 2022, respectively, discounted at rates with a weighted-average of 3.6% and 3.4%, respectively, and with the undiscounted amount totaling $60.8 million and $57.5 million at March 31, 2023 and December 31, 2022, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $19 million before income taxes, in excess of amounts already recorded.

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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Ketjen segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Ketjen segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC, DOJ and DPP about a potential resolution of these matters.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $67.4 million and $66.1 million at March 31, 2023 and December 31, 2022, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
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

The following table provides details of our lease contracts for the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$11,751	$10,611
Finance lease cost:
Amortization of right of use assets	845	430
Interest on lease liabilities	1,059	853
Total finance lease cost	1,904	1,283

Short-term lease cost	5,060	2,699
Variable lease cost	3,509	717
Total lease cost	$22,224	$15,310
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,974	$8,637
Operating cash flows from finance leases	1,203	599
Financing cash flows from finance leases	500	515
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,337	999

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2023 and December 31, 2022 is as follows (in thousands, except as noted):

	March 31, 2023	December 31, 2022
Operating leases:
Other assets	$128,229	$128,173

Accrued expenses	35,343	35,515
Other noncurrent liabilities	102,125	99,269
Total operating lease liabilities	137,468	134,784
Finance leases:
Net property, plant and equipment	80,591	81,356

Current portion of long-term debt(a)	4,872	4,995
Long-term debt	73,903	74,409
Total finance lease liabilities	78,775	79,404
Weighted average remaining lease term (in years):
Operating leases	13.0	13.3
Finance leases	22.6	22.8
Weighted average discount rate (%):
Operating leases	3.72%	3.60%
Finance leases	4.41%	4.41%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at March 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$31,554	$5,437
2024	27,766	9,409
2025	15,923	6,129
2026	12,576	5,478
2027	10,717	5,478
Thereafter	113,413	91,904
Total lease payments	211,949	123,835
Less imputed interest	74,481	45,060
Total	$137,468	$78,775

NOTE 11—Segment Information:
Effective January 1, 2023, the Company realigned its Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, the Company announced its decision to retain its Catalysts business under a separate, wholly-owned subsidiary renamed Ketjen. As a result, the Company’s three reportable segments include: (1) Energy Storage; (2) Specialties; and (3) Ketjen. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligns with the markets and customers we serve through each of the segments. This structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
to evaluate performance and make resource allocation decisions. The segment information for the prior year period been recast to conform to the current year presentation.
The Corporate category is not considered to be a segment and includes corporate-related items not allocated to the operating segments. Pension and other post-employment benefit (“OPEB”) service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“Non-operating pension and OPEB items”) are included in Corporate. Segment data includes inter-segment transfers of raw materials at cost and allocations for certain corporate costs.
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
Segment information for the three-month periods ended March 31, 2023 and 2022 were as follows (in thousands). Prior period amounts have been recast to reflect the current segment structure.

	Three Months Ended March 31,
	2023	2022
Net sales:
Energy Storage	$1,943,682	$463,704
Specialties	418,778	446,147
Ketjen	217,792	217,877
Total net sales	$2,580,252	$1,127,728

Adjusted EBITDA:
Energy Storage	$1,406,181	$285,247
Specialties	162,158	152,602
Ketjen	14,543	16,910
Total segment adjusted EBITDA	1,582,882	454,759
Corporate	12,837	(22,829)
Total adjusted EBITDA	$1,595,719	$431,930

Depreciation and amortization:
Energy Storage	$52,162	$35,046
Specialties	19,892	16,153
Ketjen	13,143	12,921
Corporate	2,074	2,454
Total depreciation and amortization	$87,271	$66,574

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of total segment adjusted EBITDA to the companies consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended March 31,
	2023	2022
Total segment adjusted EBITDA	$1,582,882	$454,759
Corporate expenses, net	12,837	(22,829)
Depreciation and amortization	(87,271)	(66,574)
Interest and financing expenses(a)	(26,777)	(27,834)
Income tax expense	(276,963)	(80,530)
Loss on sale of interest in properties, net(b)	—	(8,400)
Acquisition and integration related costs(c)	(5,108)	(1,724)
Non-operating pension and OPEB items	(601)	5,280
Mark-to-market gain on public equity securities(d)	45,826	—
Other(e)	(6,245)	1,235
Net income attributable to Albemarle Corporation	$1,238,580	$253,383
(a)Included in Interest and financing expenses for the three months ended March 31, 2022 is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
(b)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to MRL, which maintains a 40% ownership interest in these Kemerton assets.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(d)Gain recorded in Other income, net for the three months ended March 31, 2023, resulting from the increase in fair value of investments in public equity securities.
(e)Included amounts for the three months ended March 31, 2023 recorded in:
•SG&A - $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $0.7 million of facility closure expenses related to offices in Germany.
•Other income, net - $3.6 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the three months ended March 31, 2022 recorded in:
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

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2023 and 2022 were as follows (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Pension Benefits Cost (Credit):
Service cost	$1,321	$985
Interest cost	8,542	5,605
Expected return on assets	(8,409)	(11,212)
Amortization of prior service benefit	20	24
Total net pension benefits cost (credit)	$1,474	$(4,598)
Postretirement Benefits Cost:
Service cost	$12	$21
Interest cost	468	327
Total net postretirement benefits cost	$480	$348
Total net pension and postretirement benefits cost (credit)	$1,954	$(4,250)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2023 and 2022, the Company made contributions of $2.7 million and $3.2 million, respectively, to its qualified and nonqualified pension plans.
The Company paid $0.2 million and $0.6 million in premiums to the U.S. postretirement benefit plan during the three-month periods ended March 31, 2023 and 2022, respectively.

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

	March 31, 2023		December 31, 2022
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,257,604	$3,073,954	$3,239,853	$2,993,027
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $17.6 million and $64.5 million at March 31, 2023 and December 31, 2022, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At March 31, 2023 and December 31, 2022, we had outstanding non-designated foreign currency forward contracts with notional values totaling $5.2 billion and $2.8 billion, respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Accrued expenses	$—	$921	$—	$3,159
Total designated as hedging instruments	—	921	—	3,159
Not designated as hedging instruments
Other current assets	—	—	6,016	—
Accrued expenses	—	306	—	85
Total not designated as hedging instruments	—	306	6,016	85
Total	$—	$1,227	$6,016	$3,244

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month periods ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Designated as hedging instruments
Income recognized in Other comprehensive income (loss)	$1,101	$4,017
Not designated as hedging instruments
Income (loss) recognized in Other income, net(a)	$35,233	$(3,972)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the three-month periods ended March 31, 2023 and 2022, we recorded net cash receipts (settlements) of $41.5 million and ($3.3) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$266,276	$—	$—	$266,276
Investments under executive deferred compensation plan(b)	$27,539	$27,539	$—	$—
Public equity securities(c)	$177,503	$177,503	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,388	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$27,539	$27,539	$—	$—
Foreign currency forward contracts(f)	$1,227	$—	$1,227	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$260,139	$—	$—	$260,139
Investments under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Public equity securities(c)	$5,890	$5,890	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,375	$—	$—	$—
Foreign currency forward contracts(f)	$6,016	$—	$6,016	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Foreign currency forward contracts(f)	$3,244	$—	$3,244	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. During the three-month period ended March 31, 2023, the Company purchased approximately $121.9 million of shares in a publicly-traded company. In addition, the Company recorded a mark-to-market gain of $45.8 million on all public equity securities during the three-month period ended March 31, 2023 in Other income, net.
(d)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other income, net in our consolidated statements of income.
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

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2022	$260,139
Fair value adjustment	2,953
Accretion of discount	3,184
Ending balance at March 31, 2023	$266,276

NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Interest Rate Swap(b)	Total
Three months ended March 31, 2023
Balance at December 31, 2022	$(562,886)	$2,224	$—	$(560,662)
Other comprehensive income before reclassifications	46,200	1,101	—	47,301
Amounts reclassified from accumulated other comprehensive loss	16	—	—	16
Other comprehensive income, net of tax	46,216	1,101	—	47,317
Other comprehensive income attributable to noncontrolling interests	8	—	—	8
Balance at March 31, 2023	$(516,662)	$3,325	$—	$(513,337)
Three months ended March 31, 2022
Balance at December 31, 2021	$(391,674)	$6,623	$(7,399)	$(392,450)
Other comprehensive (loss) income before reclassifications	(5,909)	4,017	—	(1,892)
Amounts reclassified from accumulated other comprehensive loss	20	—	650	670
Other comprehensive (loss) income, net of tax	(5,889)	4,017	650	(1,222)
Other comprehensive income attributable to noncontrolling interests	53	—	—	53
Balance at March 31, 2022	$(397,510)	$10,640	$(6,749)	$(393,619)
(a)We entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 14, “Fair Value of Financial Instruments,” for additional information.
(b)The pre-tax portion of amounts reclassified from accumulated other comprehensive loss is included in interest expense. The balance of this interest rate swap was being amortized to Interest and financing expenses over the life of the 4.15% senior notes originally due in 2024. In the second quarter of 2022, the Company repaid these notes, and as a result, reclassified the remaining balance of this interest rate swap to interest expense during the same period as part of an early extinguishment of debt.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax expense allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2023 and 2022 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge	Interest Rate Swap	Total
Three months ended March 31, 2023
Other comprehensive income, before tax	$45,978	$1,101	$—	$47,079
Income tax benefit	238	—	—	238
Other comprehensive income, net of tax	$46,216	$1,101	$—	$47,317

Three months ended March 31, 2022
Other comprehensive (loss) income, before tax	$(6,458)	$4,017	$834	$(1,607)
Income tax benefit (expense)	569	—	(184)	385
Other comprehensive (loss) income, net of tax	$(5,889)	$4,017	$650	$(1,222)

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Sales to unconsolidated affiliates	$7,100	$7,655
Purchases from unconsolidated affiliates(a)	$1,072,544	$216,554
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2023	December 31, 2022
Receivables from unconsolidated affiliates	$13,076	$21,495
Payables to unconsolidated affiliates(a)	$1,012,822	$518,377
(a)Payables to unconsolidated affiliates primarily relate spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$347,165	$196,661
Promissory note issued for capital expenditures(a)	$—	$10,876
(a)During the first quarter of 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, NC. The promissory note is payable in equal annual installments from the years 2027 to 2048.
As part of the purchase price paid for the acquisition of a 60% interest in the MRL Wodgina Project, the Company transferred $7.7 million and $65.1 million of its construction in progress of the designated Kemerton assets during the three months ended March 31, 2023 and 2022, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.

NOTE 18—Recently Issued Accounting Pronouncements:
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
In October 2021, the FASB issued guidance on how to recognize and measure acquired contract assets and liabilities from revenue contracts in a business combination, which requires the acquirer to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606, Revenue from Contracts with Customers as if it had originated the contracts. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2022, including interim periods within those annual periods. This guidance does not currently, nor is it expected to, have a significant impact on its consolidated financial statements.
In March 2022, the FASB issued accounting guidance that expands the Company’s abilities to hedge the benchmark interest rate risk of portfolios of financial assets or beneficial interests in a fair value hedge. This guidance expands the use of the portfolio layer method to allow multiple hedges of a single closed portfolio of assets using spot starting, forward starting, and amortizing-notional swaps. This also permits both prepayable and non prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio layer hedge. In addition, this guidance requires that basis adjustments not be allocated to individual assets for active portfolio layer method hedges, but rather be maintained on the closed portfolio of assets as a whole. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2022, including interim periods within those annual periods. This guidance does not currently, nor is it expected to, have a significant impact on its consolidated financial statements.
In March 2023, the FASB issued guidance which requires the Company to amortize leasehold improvements associated with common control leases over the asset’s useful life to the common control group regardless of the lease term. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those annual periods. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-looking Statements
Some of the information presented in this Quarterly Report on Form 10-Q, including the documents incorporated by reference herein, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on our current expectations, which are in turn based on assumptions that we believe are reasonable based on our current knowledge of our business and operations. We have used words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “should,” “would,” “will” and variations of such words and similar expressions to identify such forward-looking statements.
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
•changes in credit ratings;
•the inability to realize the benefits of our decision to retain our Ketjen business as a wholly-owned subsidiary and to realign our Lithium and Bromine global business units into a new corporate structure, including Energy Storage and Specialties business units; and
•the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).
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
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2023 and 2022. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainable revenue. For example, our Energy Storage business contributes to the growth of clean miles driven with electric vehicles and more efficient use of renewable energy through grid storage; Specialties enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and the Ketjen business creates efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.
First Quarter 2023
During the first quarter of 2023:
•Our board of directors declared a quarterly dividend of $0.40 per share on February 23, 2023, which was paid on April 3, 2023 to shareholders of record at the close of business as of March 17, 2023.
•We announced the official brand launch of Ketjen, a wholly owned subsidiary, previously known as the Catalysts reportable segment.

•We realigned our Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. This resulted in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Ketjen.
•We announced agreements to restructure the MARBL joint venture in Australia and investment by Mineral Resources Limited (“MRL”) in certain of our conversion assets in China. The agreements will, among other things: (1) increase our interest in the first two conversion trains of the Kemerton processing plant from 60% to 85%; (2) increase MRL’s interest in the Wodgina Lithium Mine Project from 40% to 50%; (3) commit MRL to fund 50% of the capital costs for downstream conversion capacity we nominate to process Wodgina spodumene; and (4) provide MRL with a 50% interest in our Qinzhou and Meishan plants in China. This agreement restructuring will be completed in phases and is subject to regulatory approval.
•We announced plans to construct a new $1.3 billion lithium mega-flex processing facility in South Carolina capable of annually producing approximately 50,000 metric tonnes of battery-grade lithium hydroxide, with the potential to expand up to 100,000 metric tonnes. Construction is expected to begin in late 2024.
•Our net sales for the quarter were $2.6 billion, an increase of 129% compared to net sales of $1.1 billion in the first quarter of 2022.
•Diluted earnings per share was $10.51, compared to $2.15 in the first quarter of 2022.

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
Beginning in the first quarter of 2023, the chief operating decision maker began evaluating performance, forecasting and making resource allocation decisions based on our previously announced realignment of the Lithium and Bromine global business units. The new corporate structure was designed to better meet customer needs and foster talent required to deliver in a competitive global environment. The realignment resulted in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Ketjen.
Energy Storage: We expect Energy Storage results to increase year-over-year in 2023, mainly due to increased pricing as well as higher sales volume. The increased market pricing reflects tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as renegotiations of certain of our long-term agreements. Some of our renegotiated contracts include higher prices on existing long-term agreements that are more reflective of current market conditions. In other cases, we have moved from previous fixed-price, long-term agreements towards index-referenced and variable-priced contracts. As a result, our Energy Storage business is more aligned with changes in market and index pricing than it has been in the past. Lithium pricing remains higher than the beginning of 2022, however, it has recently declined, which could impact results during the remainder of 2023. While we expect these prices to remain strong throughout the year, a material decline in these market prices would have a negative impact on our outlook. The increased sales volume is primarily expected from new capacity coming on line from La Negra, Chile, Kemerton, Western Australia, and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
In 2022, we announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tons of LCE per year. Construction of the Meishan facility is currently underway and is expected to be completed in 2024. In addition, we announced agreements to restructure the MARBL joint venture in Australia and investment by MRL in certain of our conversion assets in China. The agreements will, among other things: (1) increase our interest in the first two conversion trains of the Kemerton processing plant from 60% to 85%; (2) increase MRL’s interest in the Wodgina Lithium Mine Project from 40% to 50%; (3) commit MRL to fund 50% of the capital costs for downstream conversion capacity we nominate to process Wodgina spodumene; and (4) provide MRL with a 50%

interest in our Qinzhou and Meishan plants in China. This agreement restructuring will be completed in phases and is subject to regulatory approval.
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
Specialties: We expect both net sales and profitability to increase in 2023 due to volume growth in the second half of the year benefiting from diverse end markets. One anticipated contributor to growth is the December 2022 launch of MercLok, a groundbreaking new bromine-based product that sequesters elemental and ionic mercury in the environment. Volumes are expected to increase compared to 2022 due to the continued successful execution of growth projects, assuming continued availability of raw materials like chlorine. In addition, Specialties’ ongoing cost savings initiatives and higher pricing are expected to offset higher freight and raw material costs such as lithium chloride.
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
Ketjen: Total Ketjen results in 2023 are expected to increase year-over-year despite inflationary pressures in freight and input costs, including the volatility of natural gas pricing in Europe related to the war in Ukraine. These higher costs are expected to be offset by higher pricing in refining markets. Volume is expected to grow across each of the Ketjen businesses. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but is expected to see a prolonged recovery due to refineries pushing out turnarounds. In addition, the Ketjen business is seeking contingent business interruption insurance settlements for lost income from 2019 to 2022 due to multiple incidents with one of its customers. If we prevail with these claims, we could receive these settlements in multiple distributions in 2023, totaling up to an additional $37 million. Our decision to retain this business as a separate, wholly-owned subsidiary is intended to better meet customer needs and foster talent required to deliver in a competitive global environment.
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
Corporate: In the first quarter of 2023, we increased our quarterly dividend rate to $0.40 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the CHIPS and Science Act of 2022, and other tax jurisdictions.
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

First Quarter 2023 Compared to First Quarter 2022

Selected Financial Data (Unaudited)

Net Sales

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Net sales	$2,580,252	$1,127,728	$1,452,524	129%
•$1.5 billion increase attributable to increased pricing from each of our businesses
•$10.9 million decrease attributable to lower sales volume in Specialties and Ketjen, partially offset by higher sales volume in Energy Storage
•$43.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Gross profit	$1,276,540	$449,030	$827,510	184%
Gross profit margin	49.5%	39.8%
▪Favorable pricing impacts in all businesses and higher sales volume in Energy Storage, partially offset by lower sales volume in Specialties and Ketjen
▪Increased utility, primarily natural gas in Europe, and material costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Selling, general and administrative expenses	$154,306	$112,568	$41,738	37%
Percentage of Net sales	6.0%	10.0%
▪Higher compensation expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in administrative costs
▪2022 included $4.3 million of gains from the sale of legacy properties not part of our operations

Research and Development Expenses

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Research and development expenses	$20,471	$16,083	$4,388	27%
Percentage of Net sales	0.8%	1.4%
Loss on Sale of Interest in Properties

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Loss on sale of interest in properties	$—	$8,400	$(8,400)
▪Expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia
Interest and Financing Expenses

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Interest and financing expenses	$(26,777)	$(27,834)	$1,057	(4)%
▪Increased debt balance in 2023 compared to 2022 following the issuance of $1.7 billion in new senior notes in May 2022
▪2022 included an expense of $17.5 million related to the correction of out-of-period errors regarding overstated capitalized interest values in prior periods

Other Income, Net

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Other income, net	$82,492	$15,496	$66,996	432%
•2023 included a $45.8 million net gain related to the fair value adjustment of equity securities in public companies
•$13.6 million increase attributable to foreign exchange impacts from gains recorded in 2023
•$15.1 million increase attributable to interest income from higher cash balances in 2023
•$5.9 million increase attributable to expense related to non-operating pension and OPEB items

Income Tax Expense

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Income tax expense	$276,963	$80,530	$196,433	244%
Effective income tax rate	23.9%	26.9%
•2022 included a benefit from global intangible low-taxed income associated with a payment made in 2022 to settle a legacy legal matter •Change in geographic mix of earnings
Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Equity in net income of unconsolidated investments	$396,188	$62,436	$333,752	535%
▪Increased earnings from strong pricing and volume increases from the Windfield Holdings Pty Ltd (“Talison”) joint venture
▪$14.9 million increase attributable to favorable foreign exchange impacts from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Net income attributable to noncontrolling interests	$(38,123)	$(28,164)	$(9,959)	35%
▪Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to favorable pricing
Net Income Attributable to Albemarle Corporation

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Net income attributable to Albemarle Corporation	$1,238,580	$253,383	$985,197	389%
Percentage of Net sales	48.0%	22.5%
Basic earnings per share	$10.57	$2.16	$8.41	389%
Diluted earnings per share	$10.51	$2.15	$8.36	389%
▪Favorable pricing impacts in all businesses and higher sales volume in Energy Storage, partially offset by lower sales volume in Specialties and Ketjen
▪Increased earnings from Talison joint venture
▪$45.8 million net gain related to the fair value adjustment of equity securities in public companies
▪Productivity improvements and a reduction in administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility, primarily natural gas in Europe, and material costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Other comprehensive (loss) income, net of tax	$47,317	$(1,222)	$48,539	(3,972)%
▪Foreign currency translation and other	$46,216	$(5,889)	$52,105	(885)%
▪2023 included favorable movements in the Euro of approximately $28 million, the Chinese Renminbi of approximately $14 million, the Japanese Yen of approximately $2 million and a net favorable variance in various other currencies of $3 million
▪2022 included unfavorable movements in the Japanese Yen of approximately $7 million, the Taiwanese Dollar of approximately $5 million and a net unfavorable variance in various other currencies of $1 million, partially offset by favorable movements in the Brazilian Real of approximately $7 million

▪Cash flow hedge	$1,101	$4,017	$(2,916)	(73)%
▪Interest rate swap	$—	$650	$(650)	(100)%
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Effective January 1, 2023 our reportable business segments consisted of: (1) Energy Storage, (2) Specialties and (3) Ketjen.

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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. We define adjusted EBITDA as earnings before interest and financing expenses, income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration-related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. We reported adjusted EBITDA because management believes it provides transparency to investors and enables period-to-period comparability of financial performance. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Total adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended March 31,				Percentage Change
	2023	%	2022	%	2023 vs 2022
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,943,682	75.3%	$463,704	41.1%	319%
Specialties	418,778	16.3%	446,147	39.6%	(6)%
Ketjen	217,792	8.4%	217,877	19.3%	—%
Total net sales	$2,580,252	100.0%	$1,127,728	100.0%	129%

Adjusted EBITDA:
Energy Storage	$1,406,181	88.1%	$285,247	66.1%	393%
Specialties	162,158	10.2%	152,602	35.3%	6%
Ketjen	14,543	0.9%	16,910	3.9%	(14)%
Total segment adjusted EBITDA	1,582,882	99.2%	454,759	105.3%	248%
Corporate	12,837	0.8%	(22,829)	(5.3)%	156%
Total adjusted EBITDA	$1,595,719	100.0%	$431,930	100.0%	269%

See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended March 31,
	2023	2022
Total segment adjusted EBITDA	$1,582,882	$454,759
Corporate expenses, net	12,837	(22,829)
Depreciation and amortization	(87,271)	(66,574)
Interest and financing expenses(a)	(26,777)	(27,834)
Income tax expense	(276,963)	(80,530)
Loss on sale of interest in properties, net(b)	—	(8,400)
Acquisition and integration related costs(c)	(5,108)	(1,724)
Non-operating pension and OPEB items	(601)	5,280
Mark-to-market gain on public equity securities(d)	45,826	—
Other(e)	(6,245)	1,235
Net income attributable to Albemarle Corporation	$1,238,580	$253,383
(a)Included in Interest and financing expenses for the three months ended March 31, 2022 is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
(b)Expense recorded as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was recorded in Accrued liabilities to be transferred to MRL, which maintains a 40% ownership interest in these Kemerton assets.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Gain recorded in Other income, net for the three months ended March 31, 2023, resulting from the increase in fair value of investments in public equity securities.
(e)Included amounts for the three months ended March 31, 2023 recorded in:
•SG&A - $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $0.7 million of facility closure expenses related to offices in Germany.
•Other income, net - $3.6 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the three months ended March 31, 2022 recorded in:
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $0.7 million of facility closure expenses related to offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.

Energy Storage

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Net sales	$1,943,682	$463,704	$1,479,978	319%
•$1.4 billion increase attributable to favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$82.0 million increase attributable to higher sales volume, primarily driven by new capacity from La Negra III/IV in Chile and Quinzhou, China, as well as increased tolling
•$31.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$1,406,181	$285,247	$1,120,934	393%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$21.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Specialties

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Net sales	$418,778	$446,147	$(27,369)	(6)%
•$67.3 million decrease attributable to lower sales volumes related to decreased demand across all products
•$50.4 million increase attributable to favorable pricing impacts primarily in our lithium specialties division
•$10.5 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$162,158	$152,602	$9,556	6%
•Favorable pricing impacts, partially offset by the impacts of lower sales volume
•Lower freight costs
•$5.6 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Net sales	$217,792	$217,877	$(85)	—%
•$27.4 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS
•$25.6 million decrease attributable to lower sales volume, primarily from the timing of clean fuel technologies sales, including the timing of some shipments pushed into the second quarter
•$1.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$14,543	$16,910	$(2,367)	(14)%
•Increased utility costs, primarily natural gas in Europe •Increased raw material and freight costs •Lower sales volume, offset by favorable pricing impacts
Corporate

In thousands	Q1 2023	Q1 2022	$ Change	% Change
Adjusted EBITDA	$12,837	$(22,829)	$35,666	156%
▪$28.5 million increase attributable to favorable currency exchange impacts, including a $14.9 million increase in foreign exchange impacts from our Talison joint venture
▪Increase in interest income due to higher cash balances in 2023
▪Decrease in incentive compensation costs

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
Cash Flow
During the first three months of 2023, cash on hand and cash provided by operations funded $415.6 million of capital expenditures for plant, machinery and equipment and dividends to shareholders of $46.3 million. Our operations provided $721.0 million of cash flows during the first three months of 2023, as compared to $206.2 million for the first three months of 2022. The change compared to prior year was primarily due to increased earnings from the Energy Storage segment and higher dividends received from unconsolidated investments, partially offset by an increase in working capital of $544.7 million. The outflow from working capital in 2023 was primarily driven by increased inventory and accounts receivable balances from higher lithium pricing and increased sales. This was partially offset by increased accounts payable which includes the higher pricing on lithium spodumene purchases from our Talison joint venture. Overall, our cash and cash equivalents increased by $87.6 million to $1.6 billion at March 31, 2023 from $1.5 billion at December 31, 2022.
Capital expenditures for the three-month period ended March 31, 2023 of $415.6 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.7 billion and $1.9 billion in 2023, primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Train I of our Kemerton, Western Australia plant is complete and ramping through the commissioning stage. Train II has achieved mechanical completion and transitioned to the commissioning stage, with commercial sales volume from Train II expected to begin in 2023. In addition, construction of our announced lithium conversion plant in Meishan, China is progressing on schedule, with estimated completion in 2024.
On February 22, 2023, the Company announced that it has signed definitive agreements with MRL to restructure the MARBL joint venture and separately for MRL to invest in our conversion assets in China. In Australia, we will increase our interest in the first two conversion trains of the Kemerton processing plant from 60% to 85%. We will operate Kemerton trains 1 and 2 on behalf of the joint venture. MRL will increase its interest in the Wodgina Lithium Mine Project from 40% to 50%. MRL will operate the Wodgina mine on behalf of the joint venture. Consideration for our increased stake in Kemerton will be offset by consideration for MRL's increased stake in Wodgina.
In China, MRL will acquire a 50% interest in Albemarle's Qinzhou and Meishan plants. Qinzhou has a designed annual capacity of up to 25,000 metric tonnes of LCE. The plant will undergo modifications to be able to convert Wodgina spodumene and is expected to commence that conversion in early 2024. The Meishan plant, which is under construction with a designed annual capacity of 50,000 metric tonnes of LCE, is scheduled to be completed in 2024. We will continue to operate Meishan and Qinzhou. In addition, MRL committed to fund 50% of the capital costs for downstream conversion capacity. MRL is expected to pay approximately $350 million for its initial share of capital costs of this conversion capacity at closing. We expect to pay MRL a completion adjustment currently estimated to be $100 million to $150 million reflecting a retroactive effective date of April 1, 2022.
These transactions are expected to close in stages beginning in the second quarter of 2023 and are subject to regulatory approval and other customary closing conditions. At this time the Company expects to record a gain as a result of these transactions in the period it closes.
Net current assets were $3.2 billion and $2.4 billion at March 31, 2023 and December 31, 2022, respectively. The increase is primarily due to increased inventory and accounts receivable balances from higher lithium pricing. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 23, 2023, we increased our quarterly dividend rate to $0.40 per share, an increase from the quarterly rate of $0.395 per share paid in 2022. The cash dividend declared on February 23, 2023 was paid on April 3, 2023 to shareholders of record at the close of business as of March 17, 2023.
At March 31, 2023 and December 31, 2022, our cash and cash equivalents included $1.2 billion and $1.3 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first three months of 2023 and 2022.
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
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. The 2018 Credit Agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of March 31, 2023. As of March 31, 2023 there were no borrowings outstanding under the 2018 Credit Agreement.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. There were no Commercial Paper Notes outstanding at March 31, 2023.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements, however, at March 31, 2023, there are no amounts outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.2 billion at March 31, 2023, compared to $3.2 billion at December 31, 2022. In addition, at March 31, 2023, we had availability to borrow $1.5 billion under our commercial paper program and the 2018 Credit Agreement, and $180.5 million under other existing lines of credit, subject to the financial covenant under the 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at March 31, 2023 we were, and that we currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $146.2 million at March 31, 2023. None of these off-balance sheet arrangements has had, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total expected 2023 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $15 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $2.7 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2023.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $126.4 million at March 31, 2023 and $83.7 million at December 31, 2022. Related assets for corresponding offsetting benefits recorded in Other assets totaled $32.6 million at March 31, 2023 and $32.4 million at December 31, 2022. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2023 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including caused by the ongoing COVID-19 pandemic and recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. For example, we recently announced we submitted a non-binding proposal to acquire all outstanding shares of Liontown Resources, owner of a lithium resource in Western Australia, in cash. Financing the purchase price of such transaction or any other acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand.
Our growth investments include the recently completed acquisition all of the outstanding equity of Qinzhou for approximately $200 million in cash. Qinzhou's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. In addition, we announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tonnes of LCE per year. Construction of the Meishan facility is currently underway and is expected to be completed in 2024. We also announced the decision to build two additional processing trains at the Kemerton lithium hydroxide plant in Western Australia. The additional trains would increase the facility’s production by 50,000 metric tonnes per year.
In October 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs, and to supply up to 350,000 metric tonnes per year of spodumene concentrate to our previously announced mega-flex lithium conversion facility.
In addition, we recently announced plans to construct a new $1.3 billion lithium mega-flex processing facility in South Carolina capable of annually producing approximately 50,000 metric tonnes of battery-grade lithium hydroxide, with the potential to expand up to 100,000 metric tonnes. Construction is expected to begin in late 2024. In December 2022, we also acquired a location in Charlotte, North Carolina, where we intend to invest at least $180 million to establish the Albemarle Technology Park, a world-class facility designed for novel materials research, advanced process development, and acceleration of next-generation lithium products to market. We anticipate that innovations from the new site will enhance lithium recovery, improve production methods, and introduce new forms of lithium to enable breakthrough levels of battery performance. In addition, we anticipate the creation of at least 200 jobs at the site.
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
Although we maintain business relationships with a diverse group of financial institutions as sources of financing, an adverse change in their credit standing could lead them to not honor their contractual credit commitments to us, decline funding under our existing but uncommitted lines of credit with them, not renew their extensions of credit or not provide new financing to us. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the stability of the banking system, the COVID-19 pandemic or future pandemic or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to continue tightening the monetary supply, we may incur increased borrowing costs (as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations), although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within our Ketjen segment, we promptly retained outside counsel and forensic accountants to investigate potential violations of the Company’s Code of Conduct, the Foreign Corrupt Practices Act, and other potentially applicable laws. Based on this internal investigation, we have voluntarily self-reported potential issues relating to the use of third-party sales representatives in our Refining Solutions business, within our Ketjen segment, to the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”), and are cooperating with the DOJ, the SEC, and the DPP in their review of these matters. In connection with our internal investigation, we have implemented, and are continuing to implement, appropriate remedial measures. We have commenced discussions with the SEC, DOJ and DPP about a potential resolution of these matters.
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
We had cash and cash equivalents totaling $1.6 billion at March 31, 2023, of which $1.2 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
The Parent Guarantor conducts its U.S. Specialties and Ketjen operations directly, and conducts its other operations (other than operations conducted through the Issuer) through the Non-Guarantors.

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
The following tables present summarized financial information for the Parent Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Parent Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2022.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Net sales(a)	$654,464	$2,981,170
Gross profit	281,894	636,894
Loss before income taxes and equity in net income of unconsolidated investments(b)	143,102	52,048
Net loss attributable to the Parent Guarantor and the Issuer	30,897	119,551
(a)    Includes net sales to Non-Guarantors of $435.1 million and $2.2 billion for the three months ended March 31, 2023 and year ended December 31, 2022, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $36.8 million and $134.2 million for the three months ended March 31, 2023 and year ended December 31, 2022, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2023	December 31, 2022
Current assets(a)	$1,315,973	$1,274,018
Net property, plant and equipment	3,454,798	3,379,369
Other noncurrent assets(b)	568,610	687,603

Current liabilities(c)	$2,199,975	$2,103,749
Long-term debt	2,261,013	2,260,397
Other noncurrent liabilities(d)	7,091,634	7,173,636
(a)    Includes receivables from Non-Guarantors of $484.1 million and $605.3 million at March 31, 2023 and December 31, 2022, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $9.1 million and $109.3 million at March 31, 2023 and December 31, 2022, respectively.
(c)    Includes current payables to Non-Guarantors of $1.5 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.6 billion and $6.6 billion at March 31, 2023 and December 31, 2022, respectively.
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
The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Net sales(a)	$326,014	$2,557,914
Gross profit	40,056	353,515
Loss before income taxes and equity in net income of unconsolidated investments(b)	(110,162)	(121,421)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(222,367)	(77,487)
(a)    Includes net sales to Non-Guarantors of $116.6 million and $1.8 billion for the three months ended March 31, 2023 and year ended December 31, 2022, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $34.7 million and $25.4 million for the three months ended March 31, 2023 and year ended December 31, 2022, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2023	December 31, 2022
Current assets(a)	$1,091,950	$1,261,682
Net property, plant and equipment	935,607	893,715
Other non-current assets(b)	1,661,640	1,783,357

Current liabilities(c)	$2,041,136	$1,981,456
Long-term debt	2,974,620	2,955,934
Other noncurrent liabilities(d)	6,357,756	6,393,534
(a)    Includes receivables from Non-Guarantors of $352.8 million and $644.0 million at March 31, 2023 and December 31, 2022, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion and $1.2 billion at March 31, 2023 and December 31, 2022, respectively.
(c)    Includes current payables to Non-Guarantors of $1.5 billion and $1.6 billion at March 31, 2023 and December 31, 2022, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.8 billion and $5.8 billion at March 31, 2023 and December 31, 2022, respectively.
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
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2022.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 18, “Recently Issued Accounting Pronouncements” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2022, except as noted below.
We had variable interest rate borrowings of $3.1 million outstanding at March 31, 2023, bearing a weighted average interest rate of 0.39% and representing less than 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by less than $0.1 million as of March 31, 2023. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $5.2 billion and with a fair value representing a net asset position of $1.2 million at March 31, 2023. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2023, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $84.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $135.3 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2023, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 6.	Exhibits.
(a) Exhibits

#10.1	Form of Stock Option Award Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

#10.2	Form of rTSR Performance Unit Award Agreement [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

#10.3	Form of ROIC Performance Unit Award Agreement [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

#10.4	Form of Restricted Stock Unit Award Agreement [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

#10.5
Form of Special Restricted Stock Unit Award Agreement [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

*#10.6	Amended and Restated Executive Employment Agreement, dated March 15, 2023, between the Company and J. Kent Masters

*#10.7	Amended and Restated Severance Compensation Agreement, dated March 15, 2023, between the Company and J. Kent Masters

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iii) the Consolidated Balance Sheets at March 31, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 3, 2023	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)