Form 10-Q
period 2023-06-30
ALBEMARLE CORP
filed 2023-08-02
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 26, 2023: 117,346,775

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,370,190	$1,479,593	$4,950,442	$2,607,321
Cost of goods sold	1,811,703	899,169	3,115,415	1,577,867
Gross profit	558,487	580,424	1,835,027	1,029,454
Selling, general and administrative expenses	397,070	128,942	551,376	241,510
Research and development expenses	21,419	17,386	41,890	33,469
Loss on sale of interest in properties	—	—	—	8,400
Operating profit	139,998	434,096	1,241,761	746,075
Interest and financing expenses	(25,577)	(41,409)	(52,354)	(69,243)
Other income, net	53,954	8,767	136,446	24,263
Income before income taxes and equity in net income of unconsolidated investments	168,375	401,454	1,325,853	701,095
Income tax expense	42,987	89,018	319,950	169,548
Income before equity in net income of unconsolidated investments	125,388	312,436	1,005,903	531,547
Equity in net income of unconsolidated investments (net of tax)	551,051	128,156	947,239	190,592
Net income	676,439	440,592	1,953,142	722,139
Net income attributable to noncontrolling interests	(26,396)	(33,819)	(64,519)	(61,983)
Net income attributable to Albemarle Corporation	$650,043	$406,773	$1,888,623	$660,156
Basic earnings per share	$5.54	$3.47	$16.10	$5.64
Diluted earnings per share	$5.52	$3.46	$16.03	$5.61
Weighted-average common shares outstanding – basic	117,332	117,116	117,282	117,091
Weighted-average common shares outstanding – diluted	117,769	117,724	117,805	117,689
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$676,439	$440,592	$1,953,142	$722,139
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(5,635)	(117,821)	40,581	(123,710)
Cash flow hedge	1,026	(2,509)	2,127	1,508
Interest rate swap	—	6,749	—	7,399
Total other comprehensive (loss) income, net of tax	(4,609)	(113,581)	42,708	(114,803)
Comprehensive income	671,830	327,011	1,995,850	607,336
Comprehensive income attributable to noncontrolling interests	(26,396)	(33,757)	(64,511)	(61,868)
Comprehensive income attributable to Albemarle Corporation	$645,434	$293,254	$1,931,339	$545,468
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,599,738	$1,499,142
Trade accounts receivable, less allowance for doubtful accounts (2023 – $3,008; 2022 – $2,534)	1,344,278	1,190,970
Other accounts receivable	426,780	185,819
Inventories	3,658,623	2,076,031
Other current assets	425,358	234,955
Total current assets	7,454,777	5,186,917
Property, plant and equipment, at cost	10,396,965	9,354,330
Less accumulated depreciation and amortization	2,542,424	2,391,333
Net property, plant and equipment	7,854,541	6,962,997
Investments	1,621,424	1,150,553
Other assets	269,694	250,558
Goodwill	1,634,823	1,617,627
Other intangibles, net of amortization	274,409	287,870
Total assets	$19,109,668	$15,456,522
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$1,960,068	$1,533,624
Accounts payable to related parties	1,092,398	518,377
Accrued expenses	672,807	505,894
Current portion of long-term debt	6,247	2,128
Dividends payable	46,654	46,116
Income taxes payable	513,339	134,876
Total current liabilities	4,291,513	2,741,015
Long-term debt	3,509,289	3,214,972
Postretirement benefits	32,792	32,751
Pension benefits	159,131	159,571
Other noncurrent liabilities	700,825	636,596
Deferred income taxes	328,078	480,770
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 117,340 in 2023 and 117,168 in 2022	1,174	1,172
Additional paid-in capital	2,936,036	2,940,840
Accumulated other comprehensive loss	(517,946)	(560,662)
Retained earnings	7,396,045	5,601,277
Total Albemarle Corporation shareholders’ equity	9,815,309	7,982,627
Noncontrolling interests	272,731	208,220
Total equity	10,088,040	8,190,847
Total liabilities and equity	$19,109,668	$15,456,522
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at March 31, 2023	117,299,392	$1,173	$2,931,961	$(513,337)	$6,792,938	$9,212,735	$246,335	$9,459,070
Net income					650,043	650,043	26,396	676,439
Other comprehensive loss				(4,609)		(4,609)	—	(4,609)
Cash dividends declared, $0.40 per common share					(46,936)	(46,936)	—	(46,936)
Stock-based compensation			10,369			10,369		10,369
Exercise of stock options	—	—	—			—		—
Issuance of common stock, net	71,688	1	(1)			—		—
Withholding taxes paid on stock-based compensation award distributions	(31,201)	—	(6,293)			(6,293)		(6,293)
Balance at June 30, 2023	117,339,879	$1,174	$2,936,036	$(517,946)	$7,396,045	$9,815,309	$272,731	$10,088,040

Balance at March 31, 2022	117,112,394	$1,171	$2,915,387	$(393,619)	$3,303,661	$5,826,600	$208,452	$6,035,052
Net income					406,773	406,773	33,819	440,592
Other comprehensive loss				(113,519)		(113,519)	(62)	(113,581)
Cash dividends declared, $0.395 per common share					(46,262)	(46,262)	(26,525)	(72,787)
Stock-based compensation			11,424			11,424		11,424
Exercise of stock options	7,289	—	436			436		436
Issuance of common stock, net	3,066	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(1,001)	—	(161)			(161)		(161)
Balance at June 30, 2022	117,121,748	$1,171	$2,927,086	$(507,138)	$3,664,172	$6,085,291	$215,684	$6,300,975

Balance at December 31, 2022	117,168,366	$1,172	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income					1,888,623	1,888,623	64,519	1,953,142
Other comprehensive income (loss)				42,716		42,716	(8)	42,708
Cash dividends declared, $0.80 per common share					(93,855)	(93,855)	—	(93,855)
Stock-based compensation			20,027			20,027		20,027
Exercise of stock options	1,220	—	81			81		81
Issuance of common stock, net	276,860	3	(3)			—		—
Withholding taxes paid on stock-based compensation award distributions	(106,567)	(1)	(24,909)			(24,910)		(24,910)
Balance at June 30, 2023	117,339,879	$1,174	$2,936,036	$(517,946)	$7,396,045	$9,815,309	$272,731	$10,088,040

Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					660,156	660,156	61,983	722,139
Other comprehensive loss				(114,688)		(114,688)	(115)	(114,803)
Cash dividends declared, $0.79 per common share					(92,523)	(92,523)	(26,525)	(119,048)
Stock-based compensation			16,808			16,808		16,808
Exercise of stock options	7,789	—	468			468		468
Issuance of common stock, net	154,696	2	385			387		387
Withholding taxes paid on stock-based compensation award distributions	(56,070)	(1)	(10,582)			(10,583)		(10,583)
Balance at June 30, 2022	117,121,748	$1,171	$2,927,086	$(507,138)	$3,664,172	$6,085,291	$215,684	$6,300,975
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash and cash equivalents at beginning of year	$1,499,142	$439,272
Cash flows from operating activities:
Net income	1,953,142	722,139
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	180,356	137,567
Loss on sale of investment in properties	—	8,400
Stock-based compensation and other	20,017	15,232
Equity in net income of unconsolidated investments (net of tax)	(947,239)	(190,592)
Dividends received from unconsolidated investments and nonmarketable securities	1,079,439	156,964
Pension and postretirement benefit	3,933	(8,273)
Pension and postretirement contributions	(8,632)	(7,685)
Unrealized (gain) loss on investments in marketable securities	(61,434)	3,061
Loss on early extinguishment of debt	—	19,219
Deferred income taxes	(144,720)	39,476
Working capital changes	(1,155,408)	(888,036)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	11,623	96,314
Other, net	(136,390)	(43,475)
Net cash provided by operating activities	794,687	60,311
Cash flows from investing activities:
Acquisitions, net of cash acquired	(8,240)	—
Capital expenditures	(919,295)	(502,607)
(Purchases) sales of marketable securities, net	(123,979)	3,402
Investments in equity and other corporate investments	(1,192)	(767)
Net cash used in investing activities	(1,052,706)	(499,972)
Cash flows from financing activities:
Repayments of long-term debt and credit agreements	—	(455,000)
Proceeds from borrowings of long-term debt and credit agreements	300,000	1,964,216
Other debt repayments, net	(1,500)	(390,601)
Fees related to early extinguishment of debt	—	(9,767)
Dividends paid to shareholders	(93,317)	(91,894)
Dividends paid to noncontrolling interests	(53,145)	(26,525)
Proceeds from exercise of stock options	81	855
Withholding taxes paid on stock-based compensation award distributions	(24,910)	(10,583)
Other	—	(4,172)
Net cash provided by financing activities	127,209	976,529
Net effect of foreign exchange on cash and cash equivalents	231,406	(45,544)
Increase in cash and cash equivalents	100,596	491,324
Cash and cash equivalents at end of period	$1,599,738	$930,596
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of June 30, 2023 and December 31, 2022, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three- and six- month periods ended June 30, 2023 and 2022 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2023. The December 31, 2022 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three- and six-month periods ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—Acquisitions:
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”) for approximately $200 million in cash, which includes a deferral of approximately $29 million. The first installment of the deferral, net of working capital adjustments, was paid in the second quarter of 2023, while the final installment was paid in July 2023. Qinzhou's operations include a lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
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
The allocation of the purchase price to the assets acquired and liabilities assumed, including the residual amount allocated to Goodwill, is based upon preliminary information and is subject to change within the measurement-period (up to one year from the acquisition date) as additional information concerning final asset and liability valuations is obtained. The primary area of the preliminary purchase price allocation that is not yet finalized relates to the fair value of the Other intangible assets and Goodwill. The fair value of the assets acquired and liabilities assumed was based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The discount rate is a significant assumption used in the valuation model. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
Goodwill arising from the acquisition was recorded within the Energy Storage segment and consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.

NOTE 3—Income Taxes:
The effective income tax rate for the three-month and six-month period ended June 30, 2023 was 25.5% and 24.1%, respectively, compared to 22.2% and 24.2% for the three-month and six-month period ended June 30, 2022, respectively. The three-month period ended June 30, 2023 included tax expense related to an uncertain tax position in Chile offset by a tax benefit related to foreign derived intangible income. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three- and six-month periods ended June 30, 2023 was impacted by a variety of factors, primarily the location in which income was earned, foreign-derived intangible income and an uncertain tax position recorded in Chile and a non-deductible accrual for the agreements in principle to resolve a previously disclosed legal matter with the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”) (see Note 9, “Commitments and Contingencies,” for

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
further information). The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three- and six-month period ended June 30, 2022 was impacted by a variety of factors, primarily global intangible low-taxed income and the location in which income was earned.

NOTE 4—Earnings Per Share:
Basic and diluted earnings per share for the three-month and six-month periods ended June 30, 2023 and 2022 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$650,043	$406,773	$1,888,623	$660,156
Denominator:
Weighted-average common shares for basic earnings per share	117,332	117,116	117,282	117,091
Basic earnings per share	$5.54	$3.47	$16.10	$5.64
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$650,043	$406,773	$1,888,623	$660,156
Denominator:
Weighted-average common shares for basic earnings per share	117,332	117,116	117,282	117,091
Incremental shares under stock compensation plans	437	608	523	598
Weighted-average common shares for diluted earnings per share	117,769	117,724	117,805	117,689
Diluted earnings per share	$5.52	$3.46	$16.03	$5.61
At June 30, 2023 there were 51,316 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On May 2, 2023, the Company declared a cash dividend of $0.40, an increase from the prior year regular quarterly dividend. This dividend was paid on July 3, 2023 to shareholders of record at the close of business as of June 16, 2023. On July 18, 2023, the Company declared a cash dividend of $0.40 per share, which is payable on October 2, 2023 to shareholders of record at the close of business as of September 15, 2023.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at June 30, 2023 and December 31, 2022 (in thousands):

	June 30,	December 31,
	2023	2022
Finished goods	$3,164,540	$1,679,473
Raw materials and work in process(a)	378,463	296,998
Stores, supplies and other	115,620	99,560
Total	$3,658,623	$2,076,031

(a)Includes $174.1 million and $133.2 million at June 30, 2023 and December 31, 2022, respectively, of work in process in our Energy Storage segment.
The Company eliminates the balance of deferred profits on sales from its equity method investments to the Company to Inventories, specifically finished goods. Deferred profits from equity method investments totaled $750.9 million and $332.3 million as of June 30, 2023 and December 31, 2022, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Investments:
MARBL Joint Venture Agreement Restructuring
On July 19, 2023, the Company announced it agreed to amend the terms of definitive agreements signed with Mineral Resources Limited (“MRL”) in February 2023 to restructure the parties' MARBL lithium joint venture in Australia (“MARBL”). This amended agreement is intended to significantly simplify the commercial operation agreements previously entered into, retain full control of downstream conversion assets and to provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the new agreements, Albemarle will acquire the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia currently jointly owned with Mineral Resources through the MARBL joint venture. Albemarle will also retain full ownership of its Qinzhou and Meishan lithium processing facilities in China, which were previously going to be owned 50% by MRL under the terms of the previously announced agreement restructuring. In exchange for the remaining ownership interest in Kemerton, Albemarle will pay cash and sell 10% of its interest in the Wodgina Lithium Mine Project (“Wodgina”) to MRL. Albemarle expects to pay MRL between an estimated $380 million to $400 million, depending on the closing date of the transaction, which includes net consideration for the remaining ownership of Kemerton as well as an economic effective date of the transaction retroactive to April 1, 2022. After closing, Albemarle and MRL will each own 50% of Wodgina, and MRL will operate the Wodgina mine on behalf of the joint venture.
This transaction is expected to close in the second half of 2023 and is subject to regulatory approval and other customary closing conditions.
Variable Interest Entities
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Talison”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is our most significant VIE, was $945.5 million and $694.5 million at June 30, 2023 and December 31, 2022, respectively. The Company’s aggregate net investment in all other entities which it considers to be VIEs of which the Company is not the primary beneficiary was $6.8 million at June 30, 2023 and $6.7 million at December 31, 2022. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Talison joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$2,319,020	$626,692	$4,278,318	$1,019,525
Gross profit	2,244,236	567,660	4,145,936	922,102
Income before income taxes	2,151,879	453,370	3,936,029	745,922
Net income	1,506,326	317,363	2,755,228	522,150
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing PIK dividends at an annual rate of 12% beginning on June 1, 2023. In addition, the preferred equity can be redeemed by Albemarle when the accumulated balance reaches 200% of the original value. This preferred equity had a fair value of $272.7 million and $260.1 million at June 30, 2023 and December 31, 2022, respectively, which is reported in Investments in the consolidated balance sheets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six months ended June 30, 2023 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2022	$1,424,275	$20,319	$173,033	$1,617,627
Segment realignment(a)	(12,316)	12,316	—	—
Foreign currency translation adjustments and other	12,124	—	5,072	17,196
Balance at June 30, 2023	$1,424,083	$32,635	$178,105	$1,634,823
(a)    Effective January 1, 2023, the Company realigned its Lithium and Bromine reportable segments into the Energy Storage and Specialties reportable segments. See Note 11, “Segment Information,” for additional details. As a result, the Company transferred goodwill from its legacy Lithium segment to the new Specialties reportable segment during the six months ended June 30, 2023.

The following table summarizes the changes in other intangibles and related accumulated amortization for the six months ended June 30, 2023 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2022	$412,670	$13,161	$46,399	$35,186	$507,416
Foreign currency translation adjustments and other	2,885	310	(517)	196	2,874
Balance at June 30, 2023	$415,555	$13,471	$45,882	$35,382	$510,290
Accumulated Amortization
Balance at December 31, 2022	$(177,627)	$(3,587)	$(23,790)	$(14,542)	$(219,546)
Amortization	(13,063)	—	(1,307)	(489)	(14,859)
Foreign currency translation adjustments and other	(1,173)	(69)	(192)	(42)	(1,476)
Balance at June 30, 2023	$(191,863)	$(3,656)	$(25,289)	$(15,073)	$(235,881)
Net Book Value at December 31, 2022	$235,043	$9,574	$22,609	$20,644	$287,870
Net Book Value at June 30, 2023	$223,692	$9,815	$20,593	$20,309	$274,409
(a)    Net Book Value includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8—Long-Term Debt:
Long-term debt at June 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	June 30,	December 31,
	2023	2022
1.125% notes due 2025	$413,371	$401,265
1.625% notes due 2028	548,050	532,000
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Variable-rate foreign bank loans	2,776	2,997
Finance lease obligations	122,053	76,537
Other	311,641	11,378
Unamortized discount and debt issuance costs	(103,967)	(28,689)
Total long-term debt	3,515,536	3,217,100
Less amounts due within one year	6,247	2,128
Long-term debt, less current portion	$3,509,289	$3,214,972
In the second quarter of 2023 the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.53% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.

NOTE 9—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the six months ended June 30, 2023 (in thousands):

Beginning balance at December 31, 2022	$38,245
Expenditures	(1,769)
Accretion of discount	573
Additions and changes in estimates	1,869
Foreign currency translation adjustments and other	629
Ending balance at June 30, 2023	39,547
Less amounts reported in Accrued expenses	7,909
Amounts reported in Other noncurrent liabilities	$31,638
Environmental remediation liabilities included discounted liabilities of $31.9 million and $30.1 million at June 30, 2023 and December 31, 2022, respectively, discounted at rates with a weighted-average of 3.6% and 3.4%, respectively, and with the undiscounted amount totaling $60.4 million and $57.5 million at June 30, 2023 and December 31, 2022, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
that future environmental remediation costs associated with our past operations could represent an additional $21 million before income taxes, in excess of amounts already recorded.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now our Ketjen segment, we investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the DOJ and SEC, and also reported this conduct to the DPP. Since reporting these matters to the DOJ, SEC, and DPP, we have cooperated with these agencies in their investigations of this historical conduct. We have implemented appropriate remedial measures and strengthened our compliance program and related internal controls.
As previously disclosed, we have been engaged in discussions with respect to the foregoing matters, and we have now reached agreements in principle to resolve these matters with the DOJ and SEC. DPP has confirmed it will not pursue action in this matter. In connection with this anticipated resolution, which relates to conduct prior to 2018, we would enter into a Non-Prosecution Agreement with the DOJ and an administrative resolution with the SEC, and pay a total of approximately $218.5 million in aggregate fines, disgorgement, and prejudgment interest to the DOJ and SEC. The anticipated resolution does not include a compliance monitorship, and we would agree to certain ongoing compliance reporting obligations. As we have agreements in principle only, there can be no assurance that we will enter into definitive agreements with respect to such resolution or as to the potential timing, final terms, or collateral consequences of any such resolution.
Based on the agreements in principle, we have recorded a charge of $218.5 million in Selling, General and Administrative Expenses in our Consolidated Statement of Operations and accrued a corresponding liability on our Consolidated Balance Sheet during the second quarter of 2023. Amounts payable to authorities pursuant to any potential final resolution could differ from the amount recorded in our consolidated financial statements. Based on available information to date, we do not expect any such difference would be material to our consolidated financial position.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $29.6 million and $66.1 million at June 30, 2023 and December 31, 2022, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
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

The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$14,311	$10,590	$26,062	$21,201
Finance lease cost:
Amortization of right of use assets	1,935	972	2,780	1,402
Interest on lease liabilities	1,635	840	2,694	1,693
Total finance lease cost	3,570	1,812	5,474	3,095

Short-term lease cost	4,860	3,271	9,920	5,970
Variable lease cost	4,766	1,914	8,275	2,631
Total lease cost	$27,507	$17,587	$49,731	$32,897
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$24,816	$17,539
Operating cash flows from finance leases	2,400	1,185
Financing cash flows from finance leases	1,081	661
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	30,581	1,560
Finance leases	46,773	—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2023 and December 31, 2022 is as follows (in thousands, except as noted):

	June 30, 2023	December 31, 2022
Operating leases:
Other assets	$138,278	$128,173

Accrued expenses	36,750	35,515
Other noncurrent liabilities	111,652	99,269
Total operating lease liabilities	148,402	134,784
Finance leases:
Net property, plant and equipment	125,304	81,356

Current portion of long-term debt(a)	9,370	4,995
Long-term debt	115,806	74,409
Total finance lease liabilities	125,176	79,404
Weighted average remaining lease term (in years):
Operating leases	11.8	13.3
Finance leases	21.5	22.8
Weighted average discount rate (%):
Operating leases	4.32%	3.60%
Finance leases	4.65%	4.41%
(a)    Balance includes accrued interest of finance lease recorded in Accrued liabilities.
Maturities of lease liabilities at June 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$23,714	$6,625
2024	32,442	12,998
2025	20,563	9,872
2026	16,535	9,215
2027	14,385	9,215
Thereafter	114,078	148,691
Total lease payments	221,717	196,616
Less imputed interest	73,315	71,440
Total	$148,402	$125,176

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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. The Company defines adjusted EBITDA as earnings before interest and financing expenses, income tax expenses, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides additional useful measurements to review the Company’s operations, provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.
Segment information for the three-month and six-month periods ended June 30, 2023 and 2022 were as follows (in thousands). Prior period amounts have been recast to reflect the current segment structure.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales:
Energy Storage	$1,763,065	$802,393	$3,706,747	$1,266,097
Specialties	371,302	466,875	790,080	913,022
Ketjen	235,823	210,325	453,615	428,202
Total net sales	$2,370,190	$1,479,593	$4,950,442	$2,607,321

Adjusted EBITDA:
Energy Storage	$932,023	$483,517	$2,338,204	$768,764
Specialties	60,200	147,374	222,358	299,976
Ketjen	42,882	9,792	57,425	26,702
Total segment adjusted EBITDA	1,035,105	640,683	2,617,987	1,095,442
Corporate	(2,839)	(30,474)	9,998	(53,303)
Total adjusted EBITDA	$1,032,266	$610,209	$2,627,985	$1,042,139

Depreciation and amortization:
Energy Storage	$56,540	$38,814	$108,702	$73,860
Specialties	21,299	16,910	41,191	33,063
Ketjen	13,084	13,175	26,227	26,096
Corporate	2,162	2,094	4,236	4,548
Total depreciation and amortization	$93,085	$70,993	$180,356	$137,567

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of total segment adjusted EBITDA to the companies consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total segment adjusted EBITDA	$1,035,105	$640,683	$2,617,987	$1,095,442
Corporate expenses, net	(2,839)	(30,474)	9,998	(53,303)
Depreciation and amortization	(93,085)	(70,993)	(180,356)	(137,567)
Interest and financing expenses(a)	(25,577)	(41,409)	(52,354)	(69,243)
Income tax expense	(42,987)	(89,018)	(319,950)	(169,548)
Loss on sale of interest in properties, net(b)	—	—	—	(8,400)
Acquisition and integration related costs(c)	(6,502)	(5,375)	(11,610)	(7,099)
Non-operating pension and OPEB items	(612)	5,038	(1,213)	10,318
Mark-to-market gain on public equity securities(d)	15,020	—	60,846	—
Legal accrual(e)	(218,510)	—	(218,510)	—
Other(f)	(9,970)	(1,679)	(16,215)	(444)
Net income attributable to Albemarle Corporation	$650,043	$406,773	$1,888,623	$660,156
(a)Included in Interest and financing expenses for the three and six months ended June 30, 2022 was a loss on early extinguishment of debt of $19.2 million following the May 2022 repayment of Senior Notes due in 2024. In addition, Interest and financing expenses for the six months ended June 30, 2022 is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
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
(d)Gain recorded in Other income, net for the three and six months ended June 30, 2023, resulting from the increase in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details.
(f)Included amounts for the three months ended June 30, 2023 recorded in:
•SG&A - $7.4 million of severance costs in the Ketjen business which are primarily expected to be paid out during 2023, $0.7 million of facility closure expenses related to offices in Germany and $0.6 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by a $2.7 million gain in the fair value of preferred equity of a Grace subsidiary.
Included amounts for the three months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $1.1 million primarily related to facility closure expenses of offices in Germany.
Included amounts for the six months ended June 30, 2023 recorded in:
•SG&A - $7.4 million of severance costs in the Ketjen business which are primarily expected to be paid out during 2023, $1.9 million of charges primarily for environmental reserves at sites not part of our operations, $1.4 million of facility closure expenses related to offices in Germany and $0.6 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses and $3.6 million of charges for asset retirement obligations at a site not part of our operations, partially offset by a $2.7 million gain in the fair value of preferred equity of a Grace subsidiary.
Included amounts for the six months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $1.1 million of facility closure expenses related to offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Pension Benefits Cost (Credit):
Service cost	$1,334	$970	$2,655	$1,955
Interest cost	8,558	5,568	17,100	11,173
Expected return on assets	(8,415)	(10,932)	(16,824)	(22,144)
Amortization of prior service benefit	21	23	41	47
Total net pension benefits cost (credit)	$1,498	$(4,371)	$2,972	$(8,969)
Postretirement Benefits Cost:
Service cost	$12	$22	$24	$43
Interest cost	469	326	937	653
Total net postretirement benefits cost	$481	$348	$961	$696
Total net pension and postretirement benefits cost (credit)	$1,979	$(4,023)	$3,933	$(8,273)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month and six-month periods ended June 30, 2023, the Company made contributions of $5.8 million and $8.6 million to its qualified and nonqualified pension plans, and the U.S. postretirement benefit plan. During the three-month and six-month periods ended June 30, 2022 the Company made contributions of $3.8 million and $7.7 million, respectively, to its qualified and nonqualified pension plans, and the U.S. postretirement benefit plan.

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

	June 30, 2023		December 31, 2022
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,536,838	$3,331,991	$3,239,853	$2,993,027
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $1.1 billion and $64.5 million at June 30, 2023 and December 31, 2022, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2023 and December 31, 2022, we had outstanding non-designated

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
foreign currency forward contracts with notional values totaling $6.7 billion and $2.8 billion, respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$281	$—	$—	$—
Other assets	888	—	—	—
Accrued expenses	—	31	—	3,159
Other noncurrent liabilities	—	94	—	—
Total designated as hedging instruments	1,169	125	—	3,159
Not designated as hedging instruments
Other current assets	25,383	—	6,016	—
Accrued expenses	—	257	—	85
Total not designated as hedging instruments	25,383	257	6,016	85
Total	$26,552	$382	$6,016	$3,244

The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and six-month periods ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Designated as hedging instruments
Income (loss) recognized in Other comprehensive income	$1,026	$(2,508)	$2,127	$1,509
Not designated as hedging instruments
Income (loss) recognized in Other income, net(a)	$208,174	$(23,298)	$243,407	$(27,270)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the six-month periods ended June 30, 2023 and 2022, we recorded net cash receipts of $224.2 million and $19.8 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$272,700	$—	$—	$272,700
Investments under executive deferred compensation plan(b)	$29,933	$29,933	$—	$—
Public equity securities(c)	$194,724	$194,724	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,390	$—	$—	$—
Foreign currency forward contracts(f)	$26,552	$—	$26,552	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$29,933	$29,933	$—	$—
Foreign currency forward contracts(f)	$382	$—	$382	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$260,139	$—	$—	$260,139
Investments under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Public equity securities(c)	$5,890	$5,890	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,375	$—	$—	$—
Foreign currency forward contracts(f)	$6,016	$—	$6,016	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Foreign currency forward contracts(f)	$3,244	$—	$3,244	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. During the six-month period ended June 30, 2023, the Company purchased approximately $121.9 million of shares in a publicly-traded company. In addition, the Company recorded a mark-to-market gain of $15.0 million and $60.8 million on all public equity securities during the three- and six-month periods ended June 30, 2023 in Other income, net.
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

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2022	$260,139
Fair value adjustment	7,255
Accretion of discount	5,306
Ending balance at June 30, 2023	$272,700

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Interest Rate Swap(b)	Total
Three months ended June 30, 2023
Balance at March 31, 2023	$(516,662)	$3,325	$—	$(513,337)
Other comprehensive (loss) income before reclassifications	(5,652)	1,026	—	(4,626)
Amounts reclassified from accumulated other comprehensive loss	17	—	—	17
Other comprehensive (loss) income, net of tax	(5,635)	1,026	—	(4,609)
Other comprehensive income attributable to noncontrolling interests	—	—	—	—
Balance at June 30, 2023	$(522,297)	$4,351	$—	$(517,946)
Three months ended June 30, 2022
Balance at March 31, 2022	$(397,510)	$10,640	$(6,749)	$(393,619)
Other comprehensive loss before reclassifications	(117,840)	(2,509)	—	(120,349)
Amounts reclassified from accumulated other comprehensive loss	19	—	6,749	6,768
Other comprehensive (loss) income, net of tax	(117,821)	(2,509)	6,749	(113,581)
Other comprehensive loss attributable to noncontrolling interests	62	—	—	62
Balance at June 30, 2022	$(515,269)	$8,131	$—	$(507,138)
Six months ended June 30, 2023
Balance at December 31, 2022	$(562,886)	$2,224	$—	$(560,662)
Other comprehensive income before reclassifications	40,548	2,127	—	42,675
Amounts reclassified from accumulated other comprehensive loss	33	—	—	33
Other comprehensive income, net of tax	40,581	2,127	—	42,708
Other comprehensive income attributable to noncontrolling interests	8	—	—	8
Balance at June 30, 2023	$(522,297)	$4,351	$—	$(517,946)
Six months ended June 30, 2022
Balance at December 31, 2021	$(391,674)	$6,623	$(7,399)	$(392,450)
Other comprehensive (loss) income before reclassifications	(123,749)	1,508	—	(122,241)
Amounts reclassified from accumulated other comprehensive loss	39	—	7,399	7,438
Other comprehensive (loss) income, net of tax	(123,710)	1,508	7,399	(114,803)
Other comprehensive income attributable to noncontrolling interests	115	—	—	115
Balance at June 30, 2022	$(515,269)	$8,131	$—	$(507,138)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax expense allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2023 and 2022 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge	Interest Rate Swap	Total
Three months ended June 30, 2023
Other comprehensive (loss) income, before tax	$(5,631)	$1,026	$—	$(4,605)
Income tax expense	(4)	—	—	(4)
Other comprehensive (loss) income, net of tax	$(5,635)	$1,026	$—	$(4,609)

Three months ended June 30, 2022
Other comprehensive (loss) income, before tax	$(118,431)	$(2,509)	$8,905	$(112,035)
Income tax benefit	610	—	(2,156)	(1,546)
Other comprehensive (loss) income, net of tax	$(117,821)	$(2,509)	$6,749	$(113,581)

Six months ended June 30, 2023
Other comprehensive income, before tax	$40,347	$2,127	$—	$42,474
Income tax benefit	234	—	—	234
Other comprehensive income, net of tax	$40,581	$2,127	$—	$42,708

Six months ended June 30, 2022
Other comprehensive (loss) income, before tax	$(124,889)	$1,508	$9,739	$(113,642)
Income tax benefit (expense)	1,179	—	(2,340)	(1,161)
Other comprehensive (loss) income, net of tax	$(123,710)	$1,508	$7,399	$(114,803)

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales to unconsolidated affiliates	$3,673	$7,214	$10,773	$14,869
Purchases from unconsolidated affiliates(a)(b)	$1,114,944	$314,886	$2,187,488	$531,440
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.
(b)Cost of goods sold on the consolidated statements of income included purchases from related unconsolidated affiliates of $421.0 million and $97.6 million during the three-month periods ended June 30, 2023 and 2022, respectively, and $774.2 million and $158.6 million for the six-month periods ended June 30, 2023 and 2022, respectively.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2023	December 31, 2022
Receivables from unconsolidated affiliates	$14,724	$21,495
Payables to unconsolidated affiliates(a)	$1,092,398	$518,377
(a)Payables to unconsolidated affiliates primarily relate spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$408,998	$222,533
Promissory note issued for capital expenditures(a)	$—	$10,876
(a)During 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, NC. The promissory note is payable in equal annual installments from the years 2027 to 2048.
As part of the purchase price paid for the acquisition of a 60% interest in the MRL Wodgina Project, the Company transferred $11.6 million and $96.3 million of its construction in progress of the designated Kemerton assets during the six months ended June 30, 2023 and 2022, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2023 and 2022 included $64.4 million and $42.5 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
•impact of any future pandemics;
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
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2023 and 2022. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Second Quarter 2023
During the second quarter of 2023:
•Our board of directors declared a quarterly dividend of $0.40 per share on May 2, 2023, which was paid on July 3, 2023 to shareholders of record at the close of business as of June 16, 2023.
•We entered into a definitive agreement with Ford Motor Company to deliver battery-grade lithium hydroxide to support the automaker's ability to scale electric vehicle (“EV”) production. Albemarle will supply more than 100,000 metric tons of battery-grade lithium hydroxide for approximately three million future Ford EV batteries. The five-year supply agreement starts in 2026 and continues through 2030.

•Our net sales for the quarter were $2.4 billion, an increase of 60% compared to net sales of $1.5 billion in the second quarter of 2022.
•Diluted earnings per share was $5.52, compared to $3.46 in the second quarter of 2022.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage, particularly for EVs, remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Amidst these dynamics, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
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
Energy Storage: We expect Energy Storage results to increase year-over-year in 2023, mainly due to increased pricing as well as higher sales volume. The increased market pricing reflects tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as renegotiations of certain of our long-term agreements. Some of our renegotiated contracts include higher prices on existing long-term agreements that are more reflective of current market conditions. In other cases, we have moved from previous fixed-price, long-term agreements towards index-referenced and variable-priced contracts. As a result, our Energy Storage business is more aligned with changes in market and index pricing than it has been in the past. Lithium pricing continues to fluctuate during 2023, and any decrease could negatively impact results during the remainder of the year. While we expect these prices to remain strong throughout the year, a material decline in these market prices would have a negative impact on our outlook. The increased sales volume is primarily expected from new capacity coming on line from La Negra, Chile, Kemerton, Western Australia, and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
In 2022, we announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tons of LCE per year. Construction of the Meishan facility is currently underway and is expected to be completed in 2024. In addition, we announced a restructure of agreements for the MARBL joint venture in Australia. The restructured agreements will, among other things, increase our interest in the first two conversion trains of the Kemerton processing plant from 60% to 100% in exchange for 10% of our ownership interest in the Wodgina Lithium Mine Project and cash. Following the transaction, we will maintain a 50% ownership interest in the Wodgina Lithium Mine Project. This agreement restructuring will be completed in phases and is subject to regulatory approval.
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
Specialties: We expect both net sales and profitability to be lower in 2023 due to reduced customer demand in certain markets. We expect volume recovery in the fourth quarter, but at a slower rate than expected earlier in the year. We have taken measures to reduce the negative impact of lower demand throughout the year. One anticipated contributor to future growth is the December 2022 launch of MercLok, a groundbreaking new bromine-based product that sequesters elemental and ionic mercury in the environment.

On a longer-term basis, we continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for fire safety, bromine and lithium specialties products. We are focused on profitably growing our globally competitive production networks to serve all major bromine and lithium specialties consuming products and markets. The combination of our solid, long-term business fundamentals, strong cost position, product innovations and effective management of raw material costs should enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Ketjen: Total Ketjen results in 2023 are expected to increase year-over-year due to higher pricing, while raw material and energy costs have stabilized, which is expected to continue for the remainder of 2023. In addition, volume is expected to grow across each of the Ketjen businesses. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but we have seen increased demand as refineries are taking turnarounds. Additionally, we have signed an agreement to supply unique technologies to new markets, such as the hydrotreated vegetable oil market, which supports the energy transition for sustainable fuels and supports our business growth. Our decision to retain this business as a separate, wholly-owned subsidiary is intended to better meet customer needs and foster talent required to deliver in a competitive global environment.
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

Second Quarter 2023 Compared to Second Quarter 2022

Net Sales

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Net sales	$2,370,190	$1,479,593	$890,597	60%
•$700.4 million increase attributable to increased pricing primarily from our Energy Storage and Ketjen businesses
•$224.3 million increase attributable to higher sales volume primarily in Energy Storage and Ketjen, partially offset by lower sales volume in Specialties
•$33.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Gross profit	$558,487	$580,424	$(21,937)	(4)%
Gross profit margin	23.6%	39.2%
▪Favorable pricing impacts and higher sales volume in Energy Storage and Ketjen
▪Higher costs recorded in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪Increased utility and material costs in Energy Storage and Specialties
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Selling, general and administrative expenses	$397,070	$128,942	$268,128	208%
Percentage of Net sales	16.8%	8.7%
▪$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the U.S. Department of Justice (“DOJ”), SEC and Dutch Public Prosecutor (“DPP”). See Note 9, “Commitments and Contingencies,” for further details
▪Higher compensation expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in administrative costs

Research and Development Expenses

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Research and development expenses	$21,419	$17,386	$4,033	23%
Percentage of Net sales	0.9%	1.2%
Interest and Financing Expenses

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Interest and financing expenses	$(25,577)	$(41,409)	$15,832	(38)%
▪2022 included an expense of $17.5 million related to the early extinguishment of debt ▪Increased debt balance in 2023 compared to 2022
Other Income, Net

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Other income, net	$53,954	$8,767	$45,187	515%
•$22.5 million increase attributable to foreign exchange impacts from gains recorded in 2023
•2023 included a $15.0 million net gain related to the fair value adjustment of equity securities in public companies
•$15.6 million increase attributable to interest income from higher cash balances in 2023
•Partially offset by a $5.6 million increase in expense related to non-operating pension and OPEB items

Income Tax Expense

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Income tax expense	$42,987	$89,018	$(46,031)	(52)%
Effective income tax rate	25.5%	22.2%
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP
•2023 included a tax reserve related to an uncertain tax position in Chile
•2022 included a benefit from global intangible low-taxed income associated with a payment made in 2022 to settle a legacy legal matter
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Equity in net income of unconsolidated investments	$551,051	$128,156	$422,895	330%
▪Increased earnings from strong pricing and volume increases from the Windfield Holdings Pty Ltd (“Talison”) joint venture
Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Net income attributable to noncontrolling interests	$(26,396)	$(33,819)	$7,423	(22)%
▪Decrease in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to lower volume
Net Income Attributable to Albemarle Corporation

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Net income attributable to Albemarle Corporation	$650,043	$406,773	$243,270	60%
Percentage of Net sales	27.4%	27.5%
Basic earnings per share	$5.54	$3.47	$2.07	60%
Diluted earnings per share	$5.52	$3.46	$2.06	60%
▪Favorable pricing impacts and higher sales volume in Energy Storage and Ketjen
▪Increased earnings from Talison joint venture
▪$15.0 million net gain related to the fair value adjustment of equity securities in public companies
▪Higher costs recorded in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details
▪Productivity improvements and a reduction in administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility and material costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(4,609)	$(113,581)	$108,972	(96)%
▪Foreign currency translation and other	$(5,635)	$(117,821)	$112,186	(95)%
▪2023 included unfavorable movements in the Chinese Renminbi of approximately $18 million and the Japanese Yen of approximately $11 million, partially offset by favorable movements in the Euro of approximately $16 million, the Brazilian Real of approximately $4 million and a net favorable variance in various other currencies of $3 million
▪2022 included unfavorable movements in the Euro of approximately $69 million, the Chinese Renminbi of approximately $31 million, the Japanese Yen of approximately $8 million, the Brazilian Real of approximately $4 million and a net unfavorable variance in various other currencies of $9 million

▪Cash flow hedge	$1,026	$(2,509)	$3,535	(141)%
▪Interest rate swap	$—	$6,749	$(6,749)	(100)%
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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. We define adjusted EBITDA as earnings before interest and financing expenses, income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration-related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. We have reported adjusted EBITDA because management believes it provides additional useful measurements to review the Company’s operations, provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended June 30,				Percentage Change
	2023	%	2022	%	2023 vs 2022
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,763,065	74.4%	$802,393	54.2%	120%
Specialties	371,302	15.7%	466,875	31.6%	(20)%
Ketjen	235,823	9.9%	210,325	14.2%	12%
Total net sales	$2,370,190	100.0%	$1,479,593	100.0%	60%

Adjusted EBITDA:
Energy Storage	$932,023	90.3%	$483,517	79.2%	93%
Specialties	60,200	5.8%	147,374	24.2%	(59)%
Ketjen	42,882	4.2%	9,792	1.6%	338%
Total segment adjusted EBITDA	1,035,105	100.3%	640,683	105.0%	62%
Corporate	(2,839)	(0.3)%	(30,474)	(5.0)%	91%
Total adjusted EBITDA	$1,032,266	100.0%	$610,209	100.0%	69%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,
	2023	2022
Total segment adjusted EBITDA	$1,035,105	$640,683
Corporate expenses, net	(2,839)	(30,474)
Depreciation and amortization	(93,085)	(70,993)
Interest and financing expenses(a)	(25,577)	(41,409)
Income tax expense	(42,987)	(89,018)
Acquisition and integration related costs(b)	(6,502)	(5,375)
Non-operating pension and OPEB items	(612)	5,038
Mark-to-market gain on public equity securities(c)	15,020	—
Legal accrual(d)	(218,510)	—
Other(e)	(9,970)	(1,679)
Net income attributable to Albemarle Corporation	$650,043	$406,773
(a)Included in Interest and financing expenses for the three months ended June 30, 2022 was a loss on early extinguishment of debt of $19.2 million following the May 2022 repayment of Senior Notes due in 2024.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)Gain recorded in Other income, net for the three months ended June 30, 2023, resulting from the net increase in fair value of investments in public equity securities.

(d)Accrual recorded in SG&A representing minimum probable loss to resolve the DOJ, SEC and DPP investigation. See Note 9, “Commitments and Contingencies,” for further details.
(e)Included amounts for the three months ended June 30, 2023 recorded in:
•SG&A - $7.4 million of severance costs in the Ketjen business which are primarily expected to be paid out during 2023, $0.7 million of facility closure expenses related to offices in Germany and $0.6 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by a $2.7 million gain in the fair value of preferred equity of a Grace subsidiary.
Included amounts for the three months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $1.1 million primarily related to facility closure expenses of offices in Germany.

Energy Storage

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Net sales	$1,763,065	$802,393	$960,672	120%
•$700.1 million increase attributable to favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$290.8 million increase attributable to higher sales volume, primarily driven by new capacity from La Negra III/IV in Chile and Quinzhou, China, as well as increased tolling
•$30.2 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$932,023	$483,517	$448,506	93%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Higher costs recorded in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$18.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Specialties

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Net sales	$371,302	$466,875	$(95,573)	(20)%
•$68.2 million decrease attributable to lower sales volumes related to decreased demand across all products
•$23.8 million decrease attributable to unfavorable pricing impacts across several divisions
•$3.6 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$60,200	$147,374	$(87,174)	(59)%
•Lower sales volume and unfavorable pricing impacts
•Increased manufacturing costs resulting from decreased production, increased utilities and material costs
•$3.4 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Net sales	$235,823	$210,325	$25,498	12%
•$24.0 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS
•$1.6 million increase attributable to higher sales volume, primarily from the timing of clean fuel technologies sales and shipments

Adjusted EBITDA	$42,882	$9,792	$33,090	338%
•Favorable pricing impacts and higher sales volume •$24 million gain recorded for insurance claim receipts •Increased freight costs, utilities and material costs

Corporate

In thousands	Q2 2023	Q2 2022	$ Change	% Change
Adjusted EBITDA	$(2,839)	$(30,474)	$27,635	91%
▪$22.4 million increase attributable to favorable currency exchange impacts ▪Increase in interest income due to higher cash balances in 2023 ▪Decrease in incentive compensation costs
First Six Months 2023 Compared to First Six Months 2022

Net Sales

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$4,950,442	$2,607,321	$2,343,121	90%
•$2.2 billion increase attributable to increased pricing from each of our businesses
•$214.7 million increase attributable to higher sales volume in Energy Storage, partially offset by lower sales volume in Specialties and Ketjen
•$77.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Gross profit	$1,835,027	$1,029,454	$805,573	78%
Gross profit margin	37.1%	39.5%
▪Favorable pricing impacts from each of our businesses and higher sales volume in Energy Storage
▪Higher costs recorded in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪Increased utility and material costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Selling, general and administrative expenses	$551,376	$241,510	$309,866	128%
Percentage of Net sales	11.1%	9.3%
▪$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details
▪Higher compensation expenses across all businesses and Corporate
▪Partially offset by productivity improvements and a reduction in administrative costs

Research and Development Expenses

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Research and development expenses	$41,890	$33,469	$8,421	25%
Percentage of Net sales	0.8%	1.3%
Loss on Sale of Interest in Properties

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Loss on sale of interest in properties	$—	$8,400	$(8,400)
▪Expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia

Interest and Financing Expenses

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Interest and financing expenses	$(52,354)	$(69,243)	$16,889	(24)%
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
▪Increased average debt balance during 2023 compared to 2022 following the issuance of $1.7 billion in new senior notes

Other Income, Net

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Other income, net	$136,446	$24,263	$112,183	462%
•2023 included a $60.8 million net gain related to the fair value adjustment of equity securities in public companies
•$36.1 million increase attributable to foreign exchange impacts from gains recorded in 2023
•$30.7 million increase attributable to interest income from higher cash balances in 2023
•$11.5 million increase attributable to expense related to non-operating pension and OPEB items

Income Tax Expense

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Income tax expense	$319,950	$169,548	$150,402	89%
Effective income tax rate	24.1%	24.2%
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP
•2023 included a tax reserve related to an uncertain tax position in Chile
•2022 included a benefit from global intangible low-taxed income associated with a payment made in 2022 to settle a legacy legal matter
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Equity in net income of unconsolidated investments	$947,239	$190,592	$756,647	397%
▪Increased earnings from strong pricing and volume increases from the Talison joint venture ▪$14.8 million increase attributable to favorable foreign exchange impacts from the Talison joint venture
Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net income attributable to noncontrolling interests	$(64,519)	$(61,983)	$(2,536)	4%
▪Increase in consolidated income related to our JBC joint venture primarily due to favorable pricing

Net Income Attributable to Albemarle Corporation

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net income attributable to Albemarle Corporation	$1,888,623	$660,156	$1,228,467	186%
Percentage of Net sales	38.2%	25.3%
Basic earnings per share	$16.10	$5.64	$10.46	185%
Diluted earnings per share	$16.03	$5.61	$10.42	186%
▪Favorable pricing impacts in all of our businesses and higher sales volume in Energy Storage
▪Increased earnings from Talison joint venture
▪$60.8 million net gain related to the fair value adjustment of equity securities in public companies
▪Higher costs recorded in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪$219.3 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details
▪Productivity improvements and a reduction in administrative costs
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility and material costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense

Other Comprehensive Income (loss), Net of Tax

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Other comprehensive income (loss), net of tax	$42,708	$(114,803)	$157,511	(137)%
▪Foreign currency translation and other	$40,581	$(123,710)	$164,291	(133)%
▪2023 included favorable movements in the Euro of approximately $44 million and the Brazilian Real of approximately $5 million and a net favorable variance in various other currencies of $5 million, partially offset by unfavorable movements in the Japanese Yen of approximately $9 million and the Chinese Renminbi of approximately $4 million
▪2022 included unfavorable movements in the Euro of approximately $68 million, the Chinese Renminbi of approximately $32 million, the Japanese Yen of approximately $15 million, the Taiwanese Dollar of approximately $6 million and a net unfavorable variance in various other currencies of $6 million

▪Cash flow hedge	$2,127	$1,508	$619	41%
▪Interest rate swap	$—	$7,399	$(7,399)	(100)%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes due in 2024

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Six Months Ended June 30,				Percentage Change
	2023	%	2022	%	2023 vs 2022
	(In thousands, except percentages)
Net sales:
Energy Storage	$3,706,747	74.9%	$1,266,097	48.6%	193%
Specialties	790,080	15.9%	913,022	35.0%	(13)%
Ketjen	453,615	9.2%	428,202	16.4%	6%
Total net sales	$4,950,442	100.0%	$2,607,321	100.0%	90%

Adjusted EBITDA:
Energy Storage	$2,338,204	89.0%	$768,764	73.7%	204%
Specialties	222,358	8.4%	299,976	28.8%	(26)%
Ketjen	57,425	2.2%	26,702	2.6%	115%
Total segment adjusted EBITDA	2,617,987	99.6%	1,095,442	105.1%	139%
Corporate	9,998	0.4%	(53,303)	(5.1)%	119%
Total adjusted EBITDA	$2,627,985	100.0%	$1,042,139	100.0%	152%

See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Six Months Ended June 30,
	2023	2022
Total segment adjusted EBITDA	$2,617,987	$1,095,442
Corporate expenses, net	9,998	(53,303)
Depreciation and amortization	(180,356)	(137,567)
Interest and financing expenses(a)	(52,354)	(69,243)
Income tax expense	(319,950)	(169,548)
Loss on sale of interest in properties, net(b)	—	(8,400)
Acquisition and integration related costs(c)	(11,610)	(7,099)
Non-operating pension and OPEB items	(1,213)	10,318
Mark-to-market gain on public equity securities(d)	60,846	—
Legal accrual(e)	(218,510)	—
Other(f)	(16,215)	(444)
Net income attributable to Albemarle Corporation	$1,888,623	$660,156
(a)Included in Interest and financing expenses for the six months ended June 30, 2022 was a loss on early extinguishment of debt of $19.2 million following the May 2022 repayment of Senior Notes due in 2024. In addition, Interest and financing expenses for the six months ended June 30, 2022 is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
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
(d)Gain recorded in Other income, net for the six months ended June 30, 2023, resulting from the net increase in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing minimum probable loss to resolve the DOJ, SEC and DPP investigation. See Note 9, “Commitments and Contingencies,” for further details.
(f)Included amounts for the six months ended June 30, 2023 recorded in:
•SG&A - $7.4 million of severance costs in the Ketjen business which are primarily expected to be paid out during 2023, $1.9 million of charges primarily for environmental reserves at sites not part of our operations, $1.4 million of facility closure expenses related to offices in Germany and $0.6 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses and $3.6 million of charges for asset retirement obligations at a site not part of our operations, partially offset by a $2.7 million gain in the fair value of preferred equity of a Grace subsidiary.
Included amounts for the six months ended June 30, 2022 recorded in:
•Cost of goods sold - $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $4.3 million of gains from the sale of legacy properties not part of our operations, partially offset by $2.8 million of charges for environmental reserves at sites not part of our operations and $1.1 million of facility closure expenses related to offices in Germany.
•Other income, net - $0.6 million gain related to a settlement received from a legal matter in a prior period.

Energy Storage

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$3,706,747	$1,266,097	$2,440,650	193%
•$2.1 billion increase attributable to favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$374.1 million increase attributable to higher sales volume, primarily driven by new capacity from La Negra III/IV in Chile and Quinzhou, China, as well as increased tolling
•$60.8 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$2,338,204	$768,764	$1,569,440	204%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Higher costs recorded in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$39.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Specialties

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$790,080	$913,022	$(122,942)	(13)%
•$135.5 million decrease attributable to lower sales volumes related to decreased demand across all products
•$26.6 million increase attributable to favorable pricing impacts across several divisions
•$14.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$222,358	$299,976	$(77,618)	(26)%
•Lower sales volume and unfavorable pricing impacts
•Increased manufacturing costs resulting from decreased production, increased utilities and material costs
•$9.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$453,615	$428,202	$25,413	6%
•$51.4 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS
•$23.9 million decrease attributable to lower sales volume, primarily from the timing of clean fuel technologies sales
•$2.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$57,425	$26,702	$30,723	115%
•Favorable pricing impacts, partially offset by lower sales volume •$24 million gain recorded for insurance claim receipts •Increase in incentive compensation costs
Corporate

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Adjusted EBITDA	$9,998	$(53,303)	$63,301	119%
▪$50.9 million increase attributable to favorable currency exchange impacts, including a $14.8 million increase in foreign exchange impacts from our Talison joint venture
▪Increase in interest income due to higher cash balances in 2023
▪Decrease in incentive compensation costs

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
Cash Flow
During the first six months of 2023, cash on hand, cash provided by operations and proceeds from borrowings of long-term debt of $300.0 million funded $919.3 million of capital expenditures for plant, machinery and equipment and dividends to shareholders of $93.3 million. Our operations provided $794.7 million of cash flows during the first six months of 2023, as compared to $60.3 million for the first six months of 2022. The change compared to prior year was primarily due to increased earnings from the Energy Storage segment and higher dividends received from unconsolidated investments, partially offset by an increase in working capital of $267.4 million. The outflow from working capital in 2023 was primarily driven by increased inventory balances from the higher cost of lithium spodumene. This was partially offset by increased accounts payable which includes the higher pricing on lithium spodumene purchases from our Talison joint venture. Overall, our cash and cash equivalents increased by $100.6 million to $1.6 billion at June 30, 2023 from $1.5 billion at December 31, 2022.
Capital expenditures for the six-month period ended June 30, 2023 of $919.3 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.9 billion and $2.1 billion in 2023, primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Train I of our Kemerton, Western Australia plant is complete and ramping through the commissioning stage. Train II has achieved mechanical completion and transitioned to the commissioning stage. In addition, construction of our announced lithium conversion plant in Meishan, China is progressing on schedule, with estimated completion in 2024.
On July 19, 2023, the Company announced it agreed to amend the terms of definitive agreements signed with Mineral Resources Limited (“MRL”) in February 2023 to restructure the parties' MARBL lithium joint venture in Australia (“MARBL”). This amended agreement is intended to significantly simplify the commercial operation agreements previously entered into, retain full control of downstream conversion assets and to provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the new agreements, Albemarle will acquire the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia currently jointly owned with Mineral Resources through the MARBL joint venture. Albemarle will also retain full ownership of its Qinzhou and Meishan lithium processing facilities in China, which were previously going to be owned 50% by MRL under the terms of the previously announced agreement restructuring. In exchange for the remaining ownership interest in Kemerton, Albemarle will pay cash and sell 10% of its interest in the Wodgina Lithium Mine Project (“Wodgina”) to MRL. Albemarle expects to pay MRL between an estimated $380 million to $400 million, depending on the closing date of the transaction, which includes net consideration for the remaining ownership of Kemerton as well as an economic effective date of the transaction retroactive to April 1, 2022. After closing, Albemarle and MRL will each own 50% of Wodgina, and MRL will operate the Wodgina mine on behalf of the joint venture.
This transaction is expected to close in the second half of 2023 and is subject to regulatory approval and other customary closing conditions.
Net current assets were $3.2 billion and $2.4 billion at June 30, 2023 and December 31, 2022, respectively. The increase is primarily due to increased inventory and accounts receivable balances from higher lithium pricing. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.

On February 23, 2023, we increased our quarterly dividend rate to $0.40 per share, an increase from the quarterly rate of $0.395 per share paid in 2022. The cash dividend declared on May 2, 2023 was paid on July 3, 2023 to shareholders of record at the close of business as of June 16, 2023.
At June 30, 2023 and December 31, 2022, our cash and cash equivalents included $1.2 billion and $1.3 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first six months of 2023 and 2022.
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
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. The 2018 Credit Agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of June 30, 2023. As of June 30, 2023 there were no borrowings outstanding under the 2018 Credit Agreement.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase). The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. There were no Commercial Paper Notes outstanding at June 30, 2023.
In the second quarter of 2023 the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At June 30, 2023, there are $14.3 million of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.5 billion at June 30, 2023, compared to $3.2 billion at December 31, 2022. In addition, at June 30, 2023, we had availability to borrow $1.5 billion under our commercial paper program and the 2018 Credit Agreement, and $207.4 million under other existing lines of credit, subject to the financial covenant under the 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at June 30, 2023 we were, and that we currently are, in compliance with all of our long-term debt covenants.

Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $189.1 million at June 30, 2023. None of these off-balance sheet arrangements has had, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total expected 2023 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $15 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $7.7 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2023.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $136.3 million at June 30, 2023 and $83.7 million at December 31, 2022. Related assets for corresponding offsetting benefits recorded in Other assets totaled $31.8 million at June 30, 2023 and $32.4 million at December 31, 2022. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2023 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. For example, we recently announced we submitted a non-binding proposal to acquire all outstanding shares of Liontown Resources, owner of a lithium resource in Western Australia, in cash. Financing the purchase price of such transaction or any other acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand.
Our growth investments include the acquisition all of the outstanding equity of Qinzhou for approximately $200 million in cash in October 2022. Qinzhou's operations include a recently constructed lithium processing plant that has designed annual conversion capacity of up to 25,000 metric tons of LCE and is capable of producing battery-grade lithium carbonate and lithium hydroxide. In addition, we announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tonnes of LCE per year. Construction of the Meishan facility is currently underway and is expected to be completed in 2024. We also announced the decision to build two additional processing trains at the Kemerton lithium hydroxide plant in Western Australia. The additional trains would increase the facility’s production by 50,000 metric tonnes per year.
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
Although we maintain business relationships with a diverse group of financial institutions as sources of financing, an adverse change in their credit standing could lead them to not honor their contractual credit commitments to us, decline funding under our existing but uncommitted lines of credit with them, not renew their extensions of credit or not provide new financing to us. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the stability of the banking system, future pandemics or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to continue tightening the monetary supply, we may incur increased borrowing costs (as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations), although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now our Ketjen segment, we investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the DOJ and SEC, and also reported this conduct to the DPP. Since reporting these matters to the DOJ, SEC, and DPP, we have cooperated with these agencies in their investigations of this historical conduct. We have implemented appropriate remedial measures and strengthened our compliance program and related internal controls.
As previously disclosed, we have been engaged in discussions with respect to the foregoing matters, and we have now reached agreements in principle to resolve these matters with the DOJ and SEC. DPP has confirmed it will not pursue action in this matter. In connection with this anticipated resolution, which relates to conduct prior to 2018, we would enter into a Non-Prosecution Agreement with the DOJ and an administrative resolution with the SEC, and pay a total of approximately $218.5 million in aggregate fines, disgorgement, and prejudgment interest to the DOJ and SEC. The anticipated resolution does not include a compliance monitorship, and we would agree to certain ongoing compliance reporting obligations. As we have agreements in principle only, there can be no assurance that we will enter into definitive agreements with respect to such resolution or as to the potential timing, final terms, or collateral consequences of any such resolution.
Based on the agreements in principle, we have recorded a charge of $218.5 million in Selling, General and Administrative Expenses in our Consolidated Statement of Operations and accrued a corresponding liability on our Consolidated Balance Sheet during the second quarter of 2023. Amounts payable to authorities pursuant to any potential final resolution could differ from the amount recorded in our consolidated financial statements. Based on available information to date, we do not expect any such difference would be material to our consolidated financial position.

Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2025, we believe we have, and will be able to maintain, a solid liquidity position.
We had cash and cash equivalents totaling $1.6 billion at June 30, 2023, of which $1.2 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
In 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer. On July 19, we announced an agreement to amend the terms of this joint venture to decrease our ownership interest in the MARBL joint venture and the Wodgina Project to 50%, subject to regulatory approvals.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net sales(a)	$1,388,359	$2,981,170
Gross profit	617,402	636,894
Income before income taxes and equity in net income of unconsolidated investments(b)	294,946	52,048
Net income attributable to the Parent Guarantor and the Issuer	147,717	119,551

(a)    Includes net sales to Non-Guarantors of $950.5 million and $2.2 billion for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $64.0 million and $134.2 million for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

Summarized Balance Sheet

$ in thousands	June 30, 2023	December 31, 2022
Current assets(a)	$1,558,747	$1,274,018
Net property, plant and equipment	3,535,602	3,379,369
Other noncurrent assets(b)	589,941	687,603

Current liabilities(c)	$2,604,564	$2,103,749
Long-term debt	2,261,628	2,260,397
Other noncurrent liabilities(d)	6,953,849	7,173,636
(a)    Includes receivables from Non-Guarantors of $512.8 million and $605.3 million at June 30, 2023 and December 31, 2022, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $105.8 million and $109.3 million at June 30, 2023 and December 31, 2022, respectively.
(c)    Includes current payables to Non-Guarantors of $1.7 billion and $1.6 billion at June 30, 2023 and December 31, 2022, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.5 billion and $6.6 billion at June 30, 2023 and December 31, 2022, respectively.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Net sales(a)	$675,273	$2,557,914
Gross profit	92,646	353,515
Loss before income taxes and equity in net income of unconsolidated investments(b)	(240,600)	(121,421)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(440,277)	(77,487)
(a)    Includes net sales to Non-Guarantors of $268.5 million and $1.8 billion for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $50.0 million and $25.4 million for the six months ended June 30, 2023 and year ended December 31, 2022, respectively.

Summarized Balance Sheet

$ in thousands	June 30, 2023	December 31, 2022
Current assets(a)	$1,124,374	$1,261,682
Net property, plant and equipment	973,492	893,715
Other non-current assets(b)	1,688,173	1,783,357

Current liabilities(c)	$2,450,882	$1,981,456
Long-term debt	2,985,717	2,955,934
Other noncurrent liabilities(d)	6,302,512	6,393,534
(a)    Includes receivables from Non-Guarantors of $343.8 million and $644.0 million at June 30, 2023 and December 31, 2022, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion and $1.2 billion at June 30, 2023 and December 31, 2022, respectively.
(c)    Includes current payables to Non-Guarantors of $1.7 billion and $1.6 billion at June 30, 2023 and December 31, 2022, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.8 billion and $5.8 billion at June 30, 2023 and December 31, 2022, respectively.
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
We had variable interest rate borrowings of $2.8 million outstanding at June 30, 2023, bearing a weighted average interest rate of 0.38% and representing less than 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by less than $0.1 million as of June 30, 2023. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $7.8 billion and with a fair value representing a net asset position of $26.2 million at June 30, 2023. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2023, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $12.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $82.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2023, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 5.	Other Information.
N/A.

Item 6.	Exhibits.
(a) Exhibits

#10.1
Albemarle Corporation 2023 Stock Compensation and Deferral Election Plan for Non-Employee Directors [filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 21, 2023, and incorporated herein by reference]

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the six months ended June 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the six months ended June 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at June 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Equity for the six months ended June 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 2, 2023	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)