Form 10-Q
period 2023-09-30
ALBEMARLE CORP
filed 2023-11-01
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 25, 2023: 117,353,272

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$2,310,596	$2,091,805	$7,261,038	$4,699,126
Cost of goods sold	2,255,662	1,047,991	5,371,077	2,625,858
Gross profit	54,934	1,043,814	1,889,961	2,073,268
Selling, general and administrative expenses	173,866	134,479	725,242	375,989
Research and development expenses	21,082	18,358	62,972	51,827
Loss on sale of interest in properties	—	—	—	8,400
Operating (loss) profit	(140,014)	890,977	1,101,747	1,637,052
Interest and financing expenses	(29,332)	(29,691)	(81,686)	(98,934)
Other income, net	11,182	7,974	147,628	32,237
(Loss) income before income taxes and equity in net income of unconsolidated investments	(158,164)	869,260	1,167,689	1,570,355
Income tax (benefit) expense	(8,551)	196,938	311,399	366,486
(Loss) income before equity in net income of unconsolidated investments	(149,613)	672,322	856,290	1,203,869
Equity in net income of unconsolidated investments (net of tax)	470,306	258,884	1,417,545	449,476
Net income	320,693	931,206	2,273,835	1,653,345
Net income attributable to noncontrolling interests	(18,160)	(33,991)	(82,679)	(95,974)
Net income attributable to Albemarle Corporation	$302,533	$897,215	$2,191,156	$1,557,371
Basic earnings per share	$2.58	$7.66	$18.68	$13.30
Diluted earnings per share	$2.57	$7.61	$18.60	$13.23
Weighted-average common shares outstanding – basic	117,349	117,136	117,304	117,106
Weighted-average common shares outstanding – diluted	117,783	117,869	117,797	117,749
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$320,693	$931,206	$2,273,835	$1,653,345
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(143,957)	(200,520)	(103,376)	(324,230)
Cash flow hedge	(39,088)	(9,652)	(36,961)	(8,144)
Interest rate swap	—	—	—	7,399
Total other comprehensive loss, net of tax	(183,045)	(210,172)	(140,337)	(324,975)
Comprehensive income	137,648	721,034	2,133,498	1,328,370
Comprehensive income attributable to noncontrolling interests	(18,141)	(33,990)	(82,652)	(95,858)
Comprehensive income attributable to Albemarle Corporation	$119,507	$687,044	$2,050,846	$1,232,512
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,601,668	$1,499,142
Trade accounts receivable, less allowance for doubtful accounts (2023 – $2,992; 2022 – $2,534)	1,179,012	1,190,970
Other accounts receivable	528,744	185,819
Inventories	3,404,212	2,076,031
Other current assets	411,926	234,955
Total current assets	7,125,562	5,186,917
Property, plant and equipment, at cost	10,929,150	9,354,330
Less accumulated depreciation and amortization	2,620,535	2,391,333
Net property, plant and equipment	8,308,615	6,962,997
Investments	1,254,041	1,150,553
Other assets	328,518	250,558
Goodwill	1,606,077	1,617,627
Other intangibles, net of amortization	260,541	287,870
Total assets	$18,883,354	$15,456,522
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$1,812,168	$1,533,624
Accounts payable to related parties	795,088	518,377
Accrued expenses	689,106	505,894
Current portion of long-term debt	162,351	2,128
Dividends payable	46,661	46,116
Income taxes payable	436,238	134,876
Total current liabilities	3,941,612	2,741,015
Long-term debt	3,495,971	3,214,972
Postretirement benefits	32,797	32,751
Pension benefits	153,955	159,571
Other noncurrent liabilities	807,051	636,596
Deferred income taxes	289,529	480,770
Commitments and contingencies (Note 9)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, issued and outstanding – 117,352 in 2023 and 117,168 in 2022	1,174	1,172
Additional paid-in capital	2,945,975	2,940,840
Accumulated other comprehensive loss	(700,972)	(560,662)
Retained earnings	7,651,638	5,601,277
Total Albemarle Corporation shareholders’ equity	9,897,815	7,982,627
Noncontrolling interests	264,624	208,220
Total equity	10,162,439	8,190,847
Total liabilities and equity	$18,883,354	$15,456,522
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts
Balance at June 30, 2023	117,339,879	$1,174	$2,936,036	$(517,946)	$7,396,045	$9,815,309	$272,731	$10,088,040
Net income					302,533	302,533	18,160	320,693
Other comprehensive loss				(183,026)		(183,026)	(19)	(183,045)
Cash dividends declared, $0.40 per common share					(46,940)	(46,940)	(26,248)	(73,188)
Stock-based compensation			11,159			11,159		11,159
Exercise of stock options	592	—	36			36		36
Issuance of common stock, net	17,031	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(5,785)	—	(1,256)			(1,256)		(1,256)
Balance at September 30, 2023	117,351,717	$1,174	$2,945,975	$(700,972)	$7,651,638	$9,897,815	$264,624	$10,162,439

Balance at June 30, 2022	117,121,748	$1,171	$2,927,086	$(507,138)	$3,664,172	$6,085,291	$215,684	$6,300,975
Net income					897,215	897,215	33,991	931,206
Other comprehensive loss				(210,171)		(210,171)	(1)	(210,172)
Cash dividends declared, $0.395 per common share					(46,272)	(46,272)	(17,683)	(63,955)
Stock-based compensation			7,405			7,405		7,405
Exercise of stock options	8,377	—	735			735		735
Issuance of common stock, net	21,597	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(6,358)	—	(1,567)			(1,567)		(1,567)
Balance at September 30, 2022	117,145,364	$1,171	$2,933,659	$(717,309)	$4,515,115	$6,732,636	$231,991	$6,964,627

Balance at December 31, 2022	117,168,366	$1,172	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income					2,191,156	2,191,156	82,679	2,273,835
Other comprehensive loss				(140,310)		(140,310)	(27)	(140,337)
Cash dividends declared, $1.20 per common share					(140,795)	(140,795)	(26,248)	(167,043)
Stock-based compensation			31,186			31,186		31,186
Exercise of stock options	1,812	—	117			117		117
Issuance of common stock, net	293,891	3	(3)			—		—
Withholding taxes paid on stock-based compensation award distributions	(112,352)	(1)	(26,165)			(26,166)		(26,166)
Balance at September 30, 2023	117,351,717	$1,174	$2,945,975	$(700,972)	$7,651,638	$9,897,815	$264,624	$10,162,439

Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					1,557,371	1,557,371	95,974	1,653,345
Other comprehensive loss				(324,859)		(324,859)	(116)	(324,975)
Cash dividends declared, $1.185 per common share					(138,795)	(138,795)	(44,208)	(183,003)
Stock-based compensation			24,213			24,213		24,213
Exercise of stock options	16,166	—	1,203			1,203		1,203
Issuance of common stock, net	176,293	2	385			387		387
Withholding taxes paid on stock-based compensation award distributions	(62,428)	(1)	(12,149)			(12,150)		(12,150)
Balance at September 30, 2022	117,145,364	$1,171	$2,933,659	$(717,309)	$4,515,115	$6,732,636	$231,991	$6,964,627
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash and cash equivalents at beginning of year	$1,499,142	$439,272
Cash flows from operating activities:
Net income	2,273,835	1,653,345
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	285,801	215,280
Loss on sale of investment in properties	—	8,400
Stock-based compensation and other	29,465	24,649
Equity in net income of unconsolidated investments (net of tax)	(1,417,545)	(449,476)
Dividends received from unconsolidated investments and nonmarketable securities	1,939,225	350,895
Pension and postretirement benefit	5,925	(12,299)
Pension and postretirement contributions	(12,243)	(10,929)
Unrealized (gain) loss on investments in marketable securities	(36,740)	3,864
Loss on early extinguishment of debt	—	19,219
Deferred income taxes	(182,764)	77,968
Working capital changes	(1,332,042)	(1,004,236)
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	17,132	115,969
Other, net	(146,509)	(37,047)
Net cash provided by operating activities	1,423,540	955,602
Cash flows from investing activities:
Acquisitions, net of cash acquired	(43,207)	—
Capital expenditures	(1,465,193)	(815,934)
(Purchases) sales of marketable securities, net	(205,952)	3,132
Investments in equity investments and nonmarketable securities	(1,279)	(507)
Net cash used in investing activities	(1,715,631)	(813,309)
Cash flows from financing activities:
Repayments of long-term debt and credit agreements	—	(455,000)
Proceeds from borrowings of long-term debt and credit agreements	300,000	1,964,216
Other debt borrowings (repayments), net	172,791	(391,067)
Fees related to early extinguishment of debt	—	(9,767)
Dividends paid to shareholders	(140,251)	(138,165)
Dividends paid to noncontrolling interests	(79,393)	(44,208)
Proceeds from exercise of stock options	117	1,590
Withholding taxes paid on stock-based compensation award distributions	(26,166)	(12,150)
Other	(191)	(4,198)
Net cash provided by financing activities	226,907	911,251
Net effect of foreign exchange on cash and cash equivalents	167,710	(110,013)
Increase in cash and cash equivalents	102,526	943,531
Cash and cash equivalents at end of period	$1,601,668	$1,382,803
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of September 30, 2023 and December 31, 2022, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three- and nine- month periods ended September 30, 2023 and 2022 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2023. The December 31, 2022 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three- and nine-month periods ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year.

NOTE 2—Acquisitions:
Guangxi Tianyuan New Energy Materials Acquisition
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”) for approximately $200 million in cash, which included the deferral of approximately $29 million. The full amount of the deferral, net of working capital adjustments, was paid in installments ending in July 2023. Qinzhou's operations include a lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
The aggregate purchase price noted above was allocated to the major categories of assets and liabilities acquired based upon their estimated fair values at the acquisition closing date, which were based, in part, upon third-party appraisals for certain assets. The fair value of the assets and liabilities was primarily related to Property, plant and equipment of $106.6 million, Other intangibles of $16.3 million, net current liabilities of $5.5 million, and long-term liabilities of $7.1 million. The excess of the purchase price over the fair value of the net assets acquired was $76.8 million and was recorded as Goodwill.
The allocation of the purchase price was finalized in the third quarter of 2023. The fair value of the assets acquired and liabilities assumed was based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. The discount rate is a significant assumption used in the valuation model. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
Goodwill arising from the acquisition was recorded within the Energy Storage segment and consists largely of anticipated synergies and economies of scale from the combined companies and overall strategic importance of the acquired businesses to Albemarle. The goodwill attributable to the acquisition will not be amortizable or deductible for tax purposes.

NOTE 3—Income Taxes:
The effective income tax rate for the three-month and nine-month period ended September 30, 2023 was 5.4% and 26.7%, respectively, compared to 22.7% and 23.3% for the three-month and nine-month periods ended September 30, 2022, respectively. The three-month period ended September 30, 2023 included tax expense related to an uncertain tax position in Chile offset by the geographic mix of earnings. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-month and nine-month periods ended September 30, 2023 was impacted by a variety of factors, primarily the location in which income was earned, foreign-derived intangible income and an uncertain tax position recorded in Chile. During the nine-month period ended September 30, 2023, the effective tax rate was also impacted by a non-deductible accrual for the agreements in principle to resolve a previously disclosed legal matter with the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”) (see Note 9, “Commitments and Contingencies,” for further information). The difference between the U.S. federal statutory income tax rate and our effective income tax rate for the three-

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
month and nine-month periods ended September 30, 2022 was impacted by a variety of factors, primarily global intangible low-taxed income and the location in which income was earned.

NOTE 4—Earnings Per Share:
Basic and diluted earnings per share for the three-month and nine-month periods ended September 30, 2023 and 2022 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$302,533	$897,215	$2,191,156	$1,557,371
Denominator:
Weighted-average common shares for basic earnings per share	117,349	117,136	117,304	117,106
Basic earnings per share	$2.58	$7.66	$18.68	$13.30
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$302,533	$897,215	$2,191,156	$1,557,371
Denominator:
Weighted-average common shares for basic earnings per share	117,349	117,136	117,304	117,106
Incremental shares under stock compensation plans	434	733	493	643
Weighted-average common shares for diluted earnings per share	117,783	117,869	117,797	117,749
Diluted earnings per share	$2.57	$7.61	$18.60	$13.23
At September 30, 2023 there were 103,916 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
On July 18, 2023, the Company declared a cash dividend of $0.40, an increase from the prior year regular quarterly dividend. This dividend was paid on October 2, 2023 to shareholders of record at the close of business as of September 15, 2023. On October 23, 2023, the Company declared a cash dividend of $0.40 per share, which is payable on January 2, 2024 to shareholders of record at the close of business as of December 15, 2023.
NOTE 5—Inventories:
The following table provides a breakdown of inventories at September 30, 2023 and December 31, 2022 (in thousands):

	September 30,	December 31,
	2023	2022
Finished goods	$2,916,284	$1,679,473
Raw materials and work in process(a)	359,887	296,998
Stores, supplies and other	128,041	99,560
Total	$3,404,212	$2,076,031

(a)Includes $194.4 million and $133.2 million at September 30, 2023 and December 31, 2022, respectively, of work in process in our Energy Storage segment.
The Company eliminates the balance of intra-entity profits from its equity method investments to the Company to Inventories, specifically finished goods. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $729.4 million and $332.3 million at September 30, 2023 and December 31, 2022, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Investments:
MARBL Joint Venture Agreement Restructuring
On October 18, 2023, the Company closed on the restructuring of the MARBL lithium joint venture in Australia (“MARBL”) with Mineral Resources Limited (“MRL”). This updated structure is intended to significantly simplify the commercial operation agreements previously entered into, retain full control of downstream conversion assets and to provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the amended agreements, Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with Mineral Resources through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of the Wodgina Lithium Mine Project (“Wodgina”), and MRL operates the Wodgina mine on behalf of the joint venture. Albemarle expects to pay MRL between an estimated $380 million to $400 million in cash, which includes the $180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.
As a result of this transaction, the Company expects to record a gain on the consolidated statement of income during the fourth quarter of 2023.
Variable Interest Entities
The Company holds a 49% equity interest in Windfield Holdings Pty. Ltd. (“Talison”), where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Talison to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $524.9 million and $694.5 million at September 30, 2023 and December 31, 2022, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Talison joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,478,430	$1,295,161	$5,756,748	$2,314,686
Gross profit	1,410,698	1,245,340	5,556,634	2,167,442
Income before income taxes	1,353,249	1,169,655	5,289,278	1,915,577
Net income	947,275	818,758	3,702,503	1,340,908
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing PIK dividends at an annual rate of 12% on June 1, 2023. In addition, the preferred equity can be redeemed by Albemarle when the accumulated balance reaches 200% of the original value. This preferred equity had a fair value of $280.9 million and $260.1 million at September 30, 2023 and December 31, 2022, respectively, which is reported in Investments in the consolidated balance sheets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine-month period ended September 30, 2023 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2022	$1,424,275	$20,319	$173,033	$1,617,627
Acquisitions(a)	742	—	—	742
Segment realignment(b)	(12,316)	12,316	—	—
Foreign currency translation adjustments and other	(11,358)	—	(934)	(12,292)
Balance at September 30, 2023	$1,401,343	$32,635	$172,099	$1,606,077
(a)    Represents final purchase price adjustments for the Qinzhou acquisition. See Note 2, “Acquisitions,” for additional information.
(b)    Effective January 1, 2023, the Company realigned its Lithium and Bromine reportable segments into the Energy Storage and Specialties reportable segments. See Note 11, “Segment Information,” for additional details. As a result, the Company transferred goodwill from its legacy Lithium segment to the new Specialties reportable segment during the nine-month period ended September 30, 2023.

The following table summarizes the changes in other intangibles and related accumulated amortization for the nine-month period ended September 30, 2023 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2022	$412,670	$13,161	$46,399	$35,186	$507,416
Foreign currency translation adjustments and other	(6,467)	(88)	(1,417)	(1,201)	(9,173)
Balance at September 30, 2023	$406,203	$13,073	$44,982	$33,985	$498,243
Accumulated Amortization
Balance at December 31, 2022	$(177,627)	$(3,587)	$(23,790)	$(14,542)	$(219,546)
Amortization	(19,529)	—	(1,937)	(725)	(22,191)
Foreign currency translation adjustments and other	3,084	14	469	468	4,035
Balance at September 30, 2023	$(194,072)	$(3,573)	$(25,258)	$(14,799)	$(237,702)
Net Book Value at December 31, 2022	$235,043	$9,574	$22,609	$20,644	$287,870
Net Book Value at September 30, 2023	$212,131	$9,500	$19,724	$19,186	$260,541
(a)    Net Book Value includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8—Long-Term Debt:
Long-term debt at September 30, 2023 and December 31, 2022 consisted of the following (in thousands):

	September 30,	December 31,
	2023	2022
1.125% notes due 2025	$398,701	$401,265
1.625% notes due 2028	528,600	532,000
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Commercial paper notes	156,500	—
Interest-free loan	300,000	—
Variable-rate foreign bank loans	20,125	2,997
Finance lease obligations	120,844	76,537
Other	11,773	11,378
Unamortized discount and debt issuance costs	(99,833)	(28,689)
Total long-term debt	3,658,322	3,217,100
Less amounts due within one year	162,351	2,128
Long-term debt, less current portion	$3,495,971	$3,214,972
Current portion of long-term debt at September 30, 2023 consisted primarily of commercial paper notes with a weighted-average interest rate of approximately 5.52% and a weighted-average maturity of 3 days.
In the second quarter of 2023 the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.53% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.

NOTE 9—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the nine months ended September 30, 2023 (in thousands):

Beginning balance at December 31, 2022	$38,245
Expenditures	(3,006)
Accretion of discount	865
Additions and changes in estimates	1,869
Foreign currency translation adjustments and other	(137)
Ending balance at September 30, 2023	37,836
Less amounts reported in Accrued expenses	10,946
Amounts reported in Other noncurrent liabilities	$26,890
Environmental remediation liabilities included discounted liabilities of $30.5 million and $30.1 million at September 30, 2023 and December 31, 2022, respectively, discounted at rates with a weighted-average of 3.6% and 3.4%, respectively, and with the undiscounted amount totaling $58.4 million and $57.5 million at September 30, 2023 and December 31, 2022, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $16 million before income taxes, in excess of amounts already recorded.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now the Ketjen segment, we investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the DOJ and SEC, and also reported this conduct to the DPP. Since reporting these matters to the DOJ, SEC, and DPP, Albemarle has cooperated with these agencies in their investigations of this historical conduct. We have implemented appropriate remedial measures and strengthened our compliance program and related internal controls.
In September 2023, the Company finalized agreements to resolve these matters with the DOJ and SEC. The DPP has confirmed it will not pursue action in this matter. In connection with this resolution, which relates to conduct prior to 2018, we entered into a non-prosecution agreement with the DOJ and an administrative resolution with the SEC, pursuant to which we paid a total of $218.5 million in aggregate fines, disgorgement, and prejudgment interest to the DOJ and SEC. The resolution does not include a compliance monitorship, although the Company has agreed to certain ongoing compliance reporting obligations.
During the second quarter of 2023, the Company recorded a charge of $218.5 million in Selling, General and Administrative Expenses in its consolidated statement of operations and accrued a corresponding liability on its consolidated balance sheet for these agreements. The agreed upon amounts were paid to the DOJ and SEC in October 2023, with this matter considered finalized and no future financial obligations expected.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $28.6 million and $66.1 million at September 30, 2023 and December 31, 2022, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.

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

The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$11,307	$11,456	$37,369	$32,657
Finance lease cost:
Amortization of right of use assets	1,686	952	4,466	2,354
Interest on lease liabilities	1,616	826	4,310	2,519
Total finance lease cost	3,302	1,778	8,776	4,873

Short-term lease cost	4,826	4,171	14,746	10,141
Variable lease cost	7,560	3,179	15,835	5,810
Total lease cost	$26,995	$20,584	$76,726	$53,481
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,364	$27,201
Operating cash flows from finance leases	3,593	2,360
Financing cash flows from finance leases	1,627	999
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	43,907	8,378
Finance leases	46,773	—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2023 and December 31, 2022 is as follows (in thousands, except as noted):

	September 30, 2023	December 31, 2022
Operating leases:
Other assets	$140,691	$128,173

Accrued expenses	34,159	35,515
Other noncurrent liabilities	115,619	99,269
Total operating lease liabilities	149,778	134,784
Finance leases:
Net property, plant and equipment	123,146	81,356

Current portion of long-term debt(a)	9,450	4,995
Long-term debt	114,993	74,409
Total finance lease liabilities	124,443	79,404
Weighted average remaining lease term (in years):
Operating leases	12.2	13.3
Finance leases	21.4	22.8
Weighted average discount rate (%):
Operating leases	4.58%	3.60%
Finance leases	4.65%	4.41%
(a)    Balance includes accrued interest of finance lease recorded in Accrued expenses.
Maturities of lease liabilities at September 30, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2023	$13,143	$4,997
2024	32,787	12,879
2025	27,622	9,795
2026	19,039	9,160
2027	14,726	9,160
Thereafter	112,850	148,497
Total lease payments	220,167	194,488
Less imputed interest	70,389	70,045
Total	$149,778	$124,443

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
Segment information for the three-month and nine-month periods ended September 30, 2023 and 2022 were as follows (in thousands). Prior period amounts have been recast to reflect the current segment structure.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales:
Energy Storage	$1,697,163	$1,414,053	$5,403,910	$2,680,150
Specialties	352,722	441,928	1,142,802	1,354,950
Ketjen	260,711	235,824	714,326	664,026
Total net sales	$2,310,596	$2,091,805	$7,261,038	$4,699,126

Adjusted EBITDA:
Energy Storage	$407,476	$1,084,643	$2,745,680	$1,853,407
Specialties	46,307	133,558	268,665	433,534
Ketjen	15,159	4,635	72,584	31,337
Total segment adjusted EBITDA	468,942	1,222,836	3,086,929	2,318,278
Corporate	(15,655)	(32,870)	(5,657)	(86,173)
Total adjusted EBITDA	$453,287	$1,189,966	$3,081,272	$2,232,105

Depreciation and amortization:
Energy Storage	$67,323	$44,591	$176,025	$118,451
Specialties	22,699	16,939	63,890	50,002
Ketjen	13,259	12,689	39,486	38,785
Corporate	2,164	3,494	6,400	8,042
Total depreciation and amortization	$105,445	$77,713	$285,801	$215,280

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of total segment adjusted EBITDA to the companies consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total segment adjusted EBITDA	$468,942	$1,222,836	$3,086,929	$2,318,278
Corporate expenses, net	(15,655)	(32,870)	(5,657)	(86,173)
Depreciation and amortization	(105,445)	(77,713)	(285,801)	(215,280)
Interest and financing expenses(a)	(29,332)	(29,691)	(81,686)	(98,934)
Income tax expense	8,551	(196,938)	(311,399)	(366,486)
Loss on sale of interest in properties, net(b)	—	—	—	(8,400)
Acquisition and integration related costs(c)	(10,043)	(2,145)	(21,653)	(9,244)
Non-operating pension and OPEB items	(620)	5,027	(1,833)	15,345
Mark-to-market gain on public equity securities(d)	(26,445)	10,626	34,401	10,626
Legal accrual(e)	—	—	(218,510)	—
Other(f)	12,580	(1,917)	(3,635)	(2,361)
Net income attributable to Albemarle Corporation	$302,533	$897,215	$2,191,156	$1,557,371
(a)Included in Interest and financing expenses for the nine-month period ended September 30, 2022 was a loss on early extinguishment of debt of $19.2 million following the May 2022 repayment of Senior Notes due in 2024. In addition, included in Interest and financing expenses for the nine-month period ended September 30, 2022 is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
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
(d)(Loss) gain recorded in Other income, net for the three-month and nine-month periods ended September 30, 2023, resulting from the change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details.
(f)Included amounts for the three-month period ended September 30, 2023 recorded in:
•SG&A - $1.8 million of separation and other severance costs to employees in Corporate and the Ketjen business which are primarily expected to be paid out during 2023, $0.7 million of facility closure expenses related to offices in Germany and $0.3 million of a loss from the sale of legacy properties not part of Albemarle’s operations.
•Other income, net - $8.2 million gain from PIK dividends of preferred equity in a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds of a prior legal matter.
Included amounts for the three-month period ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Ketjen strategic review and business unit realignment.
•SG&A - $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment and $1.4 million primarily related to facility closure expenses of offices in Germany.
•Other income, net - $3.0 million gain from the reversal of a liability related to a previous divestiture and a $1.1 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the nine-month period ended September 30, 2023 recorded in:
•SG&A - $9.2 million of separation and other severance costs to employees in Corporate and the Ketjen business which are primarily expected to be paid out during 2023, $2.1 million of facility closure expenses related to offices in Germany, $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $1.0 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $10.9 million gain from PIK dividends of preferred equity in a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds of a prior legal matter, partially offset by $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses and $3.6 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the nine-month period ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Ketjen strategic review and business unit realignment and $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
•SG&A - $3.4 million primarily related to facility closure expenses related to offices in Germany, $2.8 million of charges for environmental reserves at sites not part of our operations and $1.9 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment, partially offset by $4.3 million of gains from the sale of legacy properties not part of our operations.
•Other income, net - $3.0 million gain from the reversal of a liability related to a previous divestiture, a $1.1 million gain resulting from the adjustment of indemnification related to previously disposed businesses and a $0.6 million gain related to a settlement received from a legal matter in a prior period.

NOTE 12—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Pension Benefits Cost (Credit):
Service cost	$1,340	$959	$3,995	$2,914
Interest cost	8,587	5,530	25,687	16,703
Expected return on assets	(8,434)	(10,884)	(25,258)	(33,028)
Amortization of prior service benefit	20	21	61	68
Total net pension benefits cost (credit)	$1,513	$(4,374)	$4,485	$(13,343)
Postretirement Benefits Cost:
Service cost	$12	$21	$36	$64
Interest cost	467	327	1,404	980
Total net postretirement benefits cost	$479	$348	$1,440	$1,044
Total net pension and postretirement benefits cost (credit)	$1,992	$(4,026)	$5,925	$(12,299)
All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month and nine-month periods ended September 30, 2023, the Company made contributions of $3.6 million and $12.2 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan. During the three-month and nine-month periods ended September 30, 2022 the Company made contributions of $3.2 million and $10.9 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

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

	September 30, 2023		December 31, 2022
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,678,744	$3,348,090	$3,239,853	$2,993,027
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $1.1 billion and $64.5 million at September 30, 2023 and December 31, 2022, respectively.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2023 and December 31, 2022, we had outstanding non-designated foreign currency forward contracts with notional values totaling $7.6 billion and $2.8 billion, respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023		December 31, 2022
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Accrued expenses	$—	$9,694	$—	$3,159
Other noncurrent liabilities	—	25,660	—	—
Total designated as hedging instruments	—	35,354	—	3,159
Not designated as hedging instruments
Other current assets	785	—	6,016	—
Accrued expenses	—	6,830	—	85
Total not designated as hedging instruments	785	6,830	6,016	85
Total	$785	$42,184	$6,016	$3,244
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and nine-month periods ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Designated as hedging instruments
Loss recognized in Other comprehensive income	$(39,020)	$(9,653)	$(36,893)	$(8,144)
Not designated as hedging instruments
(Loss) income recognized in Other income, net(a)	$(59,241)	$(9,056)	$184,166	$(36,326)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the nine-month periods ended September 30, 2023 and 2022, we recorded net cash receipts (settlements) of $192.8 million and ($38.6) million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$280,881	$—	$—	$280,881
Investments under executive deferred compensation plan(b)	$32,126	$32,126	$—	$—
Public equity securities(c)	$243,149	$243,149	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,377	$—	$—	$—
Foreign currency forward contracts(f)	$785	$—	$785	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,126	$32,126	$—	$—
Foreign currency forward contracts(f)	$42,184	$—	$42,184	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$260,139	$—	$—	$260,139
Investments under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Public equity securities(c)	$5,890	$5,890	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,375	$—	$—	$—
Foreign currency forward contracts(f)	$6,016	$—	$6,016	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Foreign currency forward contracts(f)	$3,244	$—	$3,244	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. During the nine-month period ended September 30, 2023, the Company purchased approximately $203.4 million of shares in publicly-traded companies. In addition, the Company recorded a mark-to-market (loss) gain of ($26.4) million and $34.4 million on all public equity securities during the three- and nine-month periods ended September 30, 2023 in Other income, net.
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

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2022	$260,139
Fair value adjustment	15,436
Accretion of discount	5,306
Ending balance at September 30, 2023	$280,881

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 15—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Interest Rate Swap(b)	Total
Three months ended September 30, 2023
Balance at June 30, 2023	$(522,297)	$4,351	$—	$(517,946)
Other comprehensive loss before reclassifications	(143,974)	(39,021)	—	(182,995)
Amounts reclassified from accumulated other comprehensive loss	17	(67)	—	(50)
Other comprehensive loss, net of tax	(143,957)	(39,088)	—	(183,045)
Other comprehensive income attributable to noncontrolling interests	19	—	—	19
Balance at September 30, 2023	$(666,235)	$(34,737)	$—	$(700,972)
Three months ended September 30, 2022
Balance at June 30, 2022	$(515,269)	$8,131	$—	$(507,138)
Other comprehensive loss before reclassifications	(200,538)	(9,652)	—	(210,190)
Amounts reclassified from accumulated other comprehensive loss	18	—	—	18
Other comprehensive loss, net of tax	(200,520)	(9,652)	—	(210,172)
Other comprehensive loss attributable to noncontrolling interests	1	—	—	1
Balance at September 30, 2022	$(715,788)	$(1,521)	$—	$(717,309)
Nine months ended September 30, 2023
Balance at December 31, 2022	$(562,886)	$2,224	$—	$(560,662)
Other comprehensive loss before reclassifications	(103,426)	(36,894)	—	(140,320)
Amounts reclassified from accumulated other comprehensive loss	50	(67)	—	(17)
Other comprehensive loss, net of tax	(103,376)	(36,961)	—	(140,337)
Other comprehensive income attributable to noncontrolling interests	27	—	—	27
Balance at September 30, 2023	$(666,235)	$(34,737)	$—	$(700,972)
Nine months ended September 30, 2022
Balance at December 31, 2021	$(391,674)	$6,623	$(7,399)	$(392,450)
Other comprehensive loss before reclassifications	(324,287)	(8,144)	—	(332,431)
Amounts reclassified from accumulated other comprehensive loss	57	—	7,399	7,456
Other comprehensive (loss) income, net of tax	(324,230)	(8,144)	7,399	(324,975)
Other comprehensive income attributable to noncontrolling interests	116	—	—	116
Balance at September 30, 2022	$(715,788)	$(1,521)	$—	$(717,309)
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax expense allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2023 and 2022 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge	Interest Rate Swap	Total
Three months ended September 30, 2023
Other comprehensive (loss) income, before tax	$(143,954)	$(39,088)	$—	$(183,042)
Income tax expense	(3)	—	—	(3)
Other comprehensive (loss) income, net of tax	$(143,957)	$(39,088)	$—	$(183,045)
Three months ended September 30, 2022
Other comprehensive (loss) income, before tax	$(198,888)	$(9,652)	$—	$(208,540)
Income tax expense	(1,632)	—	—	(1,632)
Other comprehensive (loss) income, net of tax	$(200,520)	$(9,652)	$—	$(210,172)
Nine months ended September 30, 2023
Other comprehensive income, before tax	$(103,607)	$(36,961)	$—	$(140,568)
Income tax benefit	231	—	—	231
Other comprehensive income, net of tax	$(103,376)	$(36,961)	$—	$(140,337)
Nine months ended September 30, 2022
Other comprehensive (loss) income, before tax	$(323,777)	$(8,144)	$9,739	$(322,182)
Income tax expense	(453)	—	(2,340)	(2,793)
Other comprehensive (loss) income, net of tax	$(324,230)	$(8,144)	$7,399	$(324,975)

NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales to unconsolidated affiliates	$4,070	$9,490	$14,843	$24,359
Purchases from unconsolidated affiliates(a)(b)	$884,886	$614,889	$3,072,374	$1,146,329
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.
(b)Cost of goods sold on the consolidated statements of income included purchases from related unconsolidated affiliates of $634.7 million and $214.0 million during the three-month periods ended September 30, 2023 and 2022, respectively, and $1.4 billion and $372.6 million for the nine-month periods ended September 30, 2023 and 2022, respectively.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2023	December 31, 2022
Receivables from unconsolidated affiliates	$2,419	$21,495
Payables to unconsolidated affiliates(a)	$795,088	$518,377
(a)Payables to unconsolidated affiliates primarily relate spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$434,882	$253,183
Promissory note issued for capital expenditures(a)	$—	$10,876
(a)During 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, NC. The promissory note is payable in equal annual installments from the years 2027 to 2048.
As part of the purchase price paid for the acquisition of a 60% interest in the MRL Wodgina Project, the Company transferred $17.1 million and $116.0 million of its construction in progress of the designated Kemerton assets during the nine-month periods ended September 30, 2023 and 2022, respectively, representing MRL’s 40% interest in the assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2023 and 2022 included $64.4 million and $42.5 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act, from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
In August 2023, the FASB issued guidance which will require a joint venture to recognize and initially measure its assets, including goodwill, and liabilities using a new basis of accounting upon formation. Initial measurement of a joint venture’s total net assets will be equal to the fair value of one hundred percent of the joint venture’s equity. In addition, a joint venture will be permitted to apply the measurement period guidance of ASC 805-10 if the initial accounting for the the joint venture formation is incomplete by the end of the reporting period in which the formation occurs. This guidance is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.

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
•impact of any future pandemics;
•impacts of the situation in the Middle East and the military conflict between Russia and Ukraine, and the global response to it;
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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2023 and 2022. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainable revenue. For example, our Energy Storage business contributes to the growth of clean miles driven with electric vehicles and more efficient use of renewable energy through grid storage; Specialties enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and our Ketjen business creates efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.
Third Quarter 2023
Effective on November 6, 2023, our Executive Vice President and Chief Financial Officer, Scott Tozier, will transition from his role to become a strategic advisor to the Chief Executive Officer. On that date, Neal Sheorey will join Albemarle as its new Executive Vice President and Chief Financial Officer.

In addition, during the third quarter of 2023:
•Our board of directors declared a quarterly dividend of $0.40 per share on July 18, 2023, which was paid on October 2, 2023 to shareholders of record at the close of business as of September 15, 2023.
•We agreed to amend the MARBL lithium joint venture with Mineral Resources Limited (“MRL”). Under the new agreements, we acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with MRL through the MARBL joint venture. In exchange, we agreed to pay cash and sell 10% of our interest in the Wodgina Lithium Mine Project (“Wodgina”) to MRL. The transactions pursuant to the amended agreements were completed on October 18, 2023.
•We announced a $90 million critical materials award from the U.S. Department of Defense to support the restart of Kings Mountain, N.C. mine.
•We signed agreements with Caterpillar Inc. to collaborate on solutions to support the full circular battery value chain and sustainable mining operations. The collaboration aims to support our effort to establish Kings Mountain, N.C. as the first-ever zero-emissions lithium mine site in North America. It also makes our North-American-produced lithium available for use in Caterpillar battery production.
•Our net sales for the quarter were $2.3 billion, an increase of 10% compared to net sales of $2.1 billion in the third quarter of 2022.
•Diluted earnings per share was $2.57 in the third quarter of 2023.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, the market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, lithium index pricing has dropped significantly. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets. In addition, at this time, the current situation in the Middle East has not impacted our business operations or supply chain. A disruption could cause a financial impact to our business, however we are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
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
Energy Storage: We expect Energy Storage revenue to increase year-over-year in 2023, mainly due to increased pricing for the year, despite recent lower lithium market index pricing, as well as higher sales volume. Year-over-year earnings are expected to be flat or lower due to higher variable costs, primarily due to the higher market pricing of salts and spodumene being realized during the year. The increased market pricing for the year reflects tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as renegotiations of certain of our long-term agreements. Some of our renegotiated contracts include higher prices on existing long-term agreements that are more reflective of current market conditions. In other cases, we have moved from previous fixed-price, long-term agreements towards index-referenced and variable-priced contracts. As a result, our Energy Storage business is more aligned with changes in market and index pricing than it has been in the past. Lithium pricing continues to fluctuate during 2023, and any further decrease could negatively impact results during the remainder of the year as well as on our outlook. The increased sales volume is primarily expected from new capacity coming on line from La Negra, Chile, Kemerton, Western Australia, and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
In 2022, we announced agreements for a strategic investment in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tons of LCE per year. Construction of the Meishan facility is currently underway and is expected to be completed in 2024. In addition, we completed the amendment of the MARBL joint venture in Australia. The restructured agreements, among other things, increase our interest in the first two conversion trains of the Kemerton processing plant from 60% to 100% in exchange for 10% of our ownership interest in the Wodgina Lithium Mine Project and cash. Following the transaction, we hold a 50% ownership interest in the Wodgina Lithium Mine Project.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid EVs and full battery EVs increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers and automotive OEMs and favorable global public policy toward e-mobility/renewable energy usage. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Specialties: We expect both net sales and profitability to be lower in 2023 due to reduced customer demand in certain markets including consumer and industrial electronics and elastomers partially offset by strong demand in other end-markets, such as pharmaceuticals, agriculture and oilfield services. We have taken measures to reduce the negative impact of lower demand throughout the year. One anticipated contributor to future growth is the December 2022 launch of MercLok, a groundbreaking new bromine-based product that sequesters elemental and ionic mercury in the environment.
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
Ketjen: Total Ketjen results in 2023 are expected to increase year-over-year due to higher pricing, while raw material and energy costs have stabilized, which is expected to continue for the remainder of 2023. In addition, volume is expected to grow across each of the Ketjen businesses. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. Hydroprocessing catalysts (“HPC”) demand tends to be lumpier than FCC demand, but we have seen increased demand as refineries are taking turnarounds. Additionally, we have signed an agreement to supply unique technologies to new markets, such as the hydrotreated vegetable oil market, which supports the energy transition for sustainable aviation fuels and supports our business growth. Our decision to retain this business as a separate, wholly-owned subsidiary is intended to better meet customer needs and foster talent required to deliver in a competitive global environment.
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
Corporate: In the first quarter of 2023, we increased our quarterly dividend rate to $0.40 per share. We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the CHIPS and Science Act of 2022, and other tax jurisdictions. During the fourth quarter of 2023, the share price of one our public equity security investments (fair value of $180.5 million as of September 30, 2023) has decreased by approximately 45% since the balance sheet date of September 30, 2023 and could result in a mark-to-market loss during the fourth quarter if the share price remains at a lower level through the end of the year.
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

Third Quarter 2023 Compared to Third Quarter 2022

Net Sales

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Net sales	$2,310,596	$2,091,805	$218,791	10%
•$540.3 million increase attributable to higher sales volume primarily in Energy Storage, partially offset by lower sales volume in Specialties
•$285.4 million decrease attributable to decreased pricing primarily from our Energy Storage and Specialties businesses
•$36.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Gross profit	$54,934	$1,043,814	$(988,880)	(95)%
Gross profit margin	2.4%	49.9%
▪Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪Unfavorable pricing impacts in Energy Storage and Specialties
▪Increased utility and material costs in Energy Storage and Specialties
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
▪Partially offset by higher sales volume in Energy Storage

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Selling, general and administrative expenses	$173,866	$134,479	$39,387	29%
Percentage of Net sales	7.5%	6.4%
▪Higher compensation expenses across all businesses and Corporate ▪Higher spending to support business growth, primarily in Energy Storage

Research and Development Expenses

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Research and development expenses	$21,082	$18,358	$2,724	15%
Percentage of Net sales	0.9%	0.9%
Interest and Financing Expenses

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Interest and financing expenses	$(29,332)	$(29,691)	$359	(1)%

Other Income, Net

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Other income, net	$11,182	$7,974	$3,208	40%
•$26.0 million increase attributable to foreign exchange impacts from gains recorded in 2023
•$11.7 million increase attributable to interest income from higher cash balances in 2023
•$8.2 million gain from PIK dividends of preferred equity in a W.R. Grace & Co. (“Grace”) subsidiary in 2023
•$7.2 million of gain resulting from insurance proceeds of a prior legal matter in 2023
•Partially offset by $37.0 million of a decrease related to the fair value adjustment of equity securities in public companies
•$5.6 million increase in expense related to non-operating pension and OPEB items

Income Tax (Benefit) Expense

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Income tax (benefit) expense	$(8,551)	$196,938	$(205,489)	(104)%
Effective income tax rate	5.4%	22.7%
•2023 included a tax reserve related to an uncertain tax position in Chile
•2022 included a benefit from global intangible low-taxed income associated with a payment made in 2022 to settle a legacy legal matter
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Equity in net income of unconsolidated investments	$470,306	$258,884	$211,422	82%
▪Increased earnings from volume increases from the Windfield Holdings Pty Ltd (“Talison”) joint venture
▪$9.8 million decrease attributable to unfavorable foreign exchange impacts from the Talison joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Net income attributable to noncontrolling interests	$(18,160)	$(33,991)	$15,831	(47)%
▪Decrease in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to lower volume
Net Income Attributable to Albemarle Corporation

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Net income attributable to Albemarle Corporation	$302,533	$897,215	$(594,682)	(66)%
Percentage of Net sales	13.1%	42.9%
Basic earnings per share	$2.58	$7.66	$(5.08)	(66)%
Diluted earnings per share	$2.57	$7.61	$(5.04)	(66)%
▪Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪Unfavorable pricing impacts in Energy Storage and Specialties
▪$37.0 million of a decrease related to the fair value adjustment of equity securities in public companies
▪Higher sales volume in Energy Storage
▪Increased earnings from Talison joint venture

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(183,045)	$(210,172)	$27,127	(13)%
▪Foreign currency translation and other	$(143,957)	$(200,520)	$56,563	(28)%
▪2023 included unfavorable movements in the Euro of approximately $134 million, the Japanese Yen of approximately $4 million and a net unfavorable variance in various other currencies of $6 million
▪2022 included unfavorable movements in the Euro of approximately $119 million, the Chinese Renminbi of approximately $57 million, the Japanese Yen of approximately $8 million, the Korean Won of approximately $6 million and the Taiwanese Dollar of approximately $5 million, partially offset by a net favorable variance in various other currencies of less than $1 million

▪Cash flow hedge	$(39,088)	$(9,652)	$(29,436)	305%
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

	Three Months Ended September 30,				Percentage Change
	2023	%	2022	%	2023 vs 2022
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,697,163	73.4%	$1,414,053	67.6%	20%
Specialties	352,722	15.3%	441,928	21.1%	(20)%
Ketjen	260,711	11.3%	235,824	11.3%	11%
Total net sales	$2,310,596	100.0%	$2,091,805	100.0%	10%

Adjusted EBITDA:
Energy Storage	$407,476	89.9%	$1,084,643	91.1%	(62)%
Specialties	46,307	10.2%	133,558	11.2%	(65)%
Ketjen	15,159	3.3%	4,635	0.4%	227%
Total segment adjusted EBITDA	468,942	103.5%	1,222,836	102.8%	(62)%
Corporate	(15,655)	(3.5)%	(32,870)	(2.8)%	52%
Total adjusted EBITDA	$453,287	100.0%	$1,189,966	100.0%	(62)%

See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30,
	2023	2022
Total segment adjusted EBITDA	$468,942	$1,222,836
Corporate expenses, net	(15,655)	(32,870)
Depreciation and amortization	(105,445)	(77,713)
Interest and financing expenses	(29,332)	(29,691)
Income tax expense	8,551	(196,938)
Acquisition and integration related costs(a)	(10,043)	(2,145)
Non-operating pension and OPEB items	(620)	5,027
Mark-to-market (loss) gain on public equity securities(b)	(26,445)	10,626
Other(c)	12,580	(1,917)
Net income attributable to Albemarle Corporation	$302,533	$897,215
(a)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(b)(Loss) gain recorded in Other income, net resulting from the net change in fair value of investments in public equity securities.
(c)Included amounts for the three months ended September 30, 2023 recorded in:
•SG&A - $1.8 million of separation and other severance costs to employees in Corporate and the Ketjen business which are primarily expected to be paid out during 2023, $0.7 million of facility closure expenses related to offices in Germany and $0.3 million of a loss from the sale of legacy properties not part of Albemarle’s operations.
•Other income, net - $8.2 million gain from PIK dividends of preferred equity in a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds of a prior legal matter.
Included amounts for the three-month period ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Ketjen strategic review and business unit realignment.
•SG&A - $1.9 million of expense primarily related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment and $1.4 million primarily related to facility closure expenses of offices in Germany.
•Other income, net - $3.0 million gain from the reversal of a liability related to a previous divestiture and a $1.1 million gain resulting from the adjustment of indemnification related to previously disposed businesses.

Energy Storage

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Net sales	$1,697,163	$1,414,053	$283,110	20%
•$570.0 million increase attributable to higher sales volume, primarily driven by new capacity from La Negra III/IV in Chile and Qinzhou, China, as well as increased tolling
•$246.9 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts, and mix
•$39.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$407,476	$1,084,643	$(677,167)	(62)%
•Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
•Unfavorable pricing impacts
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased sales volume
•Savings from designed productivity improvements
•$23.2 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Specialties

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Net sales	$352,722	$441,928	$(89,206)	(20)%
•$58.4 million decrease attributable to unfavorable pricing impacts across several divisions
•$32.2 million decrease attributable to lower sales volumes related to decreased demand across all products
•$1.2 million increase attributable to favorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$46,307	$133,558	$(87,251)	(65)%
•Lower sales volume and unfavorable pricing impacts
•Increased manufacturing costs resulting from decreased production, increased utilities and material costs
•$6.8 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Net sales	$260,711	$235,824	$24,887	11%
•$19.9 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS
•$2.4 million increase attributable to higher sales volume, primarily from the timing of clean fuel technologies sales and shipments
•$2.5 million increase attributable to favorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$15,159	$4,635	$10,524	227%
•Favorable pricing impacts and higher sales volume •Decreased utilities and material costs •Increased freight costs
Corporate

In thousands	Q3 2023	Q3 2022	$ Change	% Change
Adjusted EBITDA	$(15,655)	$(32,870)	$17,215	52%
▪$16.2 million increase attributable to favorable currency exchange impacts, including a $9.8 million decrease in foreign exchange impacts from our Talison joint venture
▪Increase in interest income due to higher cash balances in 2023

First Nine Months 2023 Compared to First Nine Months 2022

Net Sales

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$7,261,038	$4,699,126	$2,561,912	55%
•$1.9 billion increase attributable to increased pricing primarily from Energy Storage
•$754.9 million increase attributable to higher sales volume in Energy Storage, partially offset by lower sales volume in Specialties and Ketjen
•$113.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Gross profit	$1,889,961	$2,073,268	$(183,307)	(9)%
Gross profit margin	26.0%	44.1%
▪Favorable pricing impacts and higher sales volume in Energy Storage
▪Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪Increased utility and material costs in each of our businesses
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Selling, general and administrative expenses	$725,242	$375,989	$349,253	93%
Percentage of Net sales	10.0%	8.0%
▪$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details
▪Higher compensation expenses across all businesses and Corporate
▪Higher spending to support business growth, primarily in Energy Storage
▪Partially offset by productivity improvements and a reduction in administrative costs

Research and Development Expenses

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Research and development expenses	$62,972	$51,827	$11,145	22%
Percentage of Net sales	0.9%	1.1%
Loss on Sale of Interest in Properties

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Loss on sale of interest in properties	$—	$8,400	$(8,400)
▪Expense related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia
Interest and Financing Expenses

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Interest and financing expenses	$(81,686)	$(98,934)	$17,248	(17)%
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
▪Increased average debt balance during 2023 compared to 2022 following the issuance of $1.7 billion in new senior notes in May 2022

Other Income, Net

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Other income, net	$147,628	$32,237	$115,391	358%
•$62.1 million increase attributable to foreign exchange impacts from gains recorded in 2023
•$42.4 million increase attributable to interest income from higher cash balances in 2023
•$23.8 million of an increase related to the fair value adjustments of equity securities in public companies
•Partially offset by $17.2 million increase attributable to expense related to non-operating pension and OPEB items

Income Tax Expense

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Income tax expense	$311,399	$366,486	$(55,087)	(15)%
Effective income tax rate	26.7%	23.3%
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP
•2023 included a tax reserve related to an uncertain tax position in Chile
•2022 included a benefit from global intangible low-taxed income associated with a payment made in 2022 to settle a legacy legal matter
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Equity in net income of unconsolidated investments	$1,417,545	$449,476	$968,069	215%
▪Increased earnings from strong pricing and volume increases from the Talison joint venture ▪$5.0 million increase attributable to favorable foreign exchange impacts from the Talison joint venture
Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net income attributable to noncontrolling interests	$(82,679)	$(95,974)	$13,295	(14)%
▪Decrease in consolidated income related to our JBC joint venture primarily due to lower volume
Net Income Attributable to Albemarle Corporation

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net income attributable to Albemarle Corporation	$2,191,156	$1,557,371	$633,785	41%
Percentage of Net sales	30.2%	33.1%
Basic earnings per share	$18.68	$13.30	$5.38	40%
Diluted earnings per share	$18.60	$13.23	$5.37	41%
▪Favorable pricing impacts and higher sales volume in Energy Storage
▪Increased earnings from Talison joint venture
▪$62.1 million increase attributable to foreign exchange impacts from gains recorded in 2023
▪Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 9, “Commitments and Contingencies,” for further details
▪Increased commission expenses in Chile resulting from the higher pricing in Lithium
▪Increased utility and material costs in each of our businesses
▪Increased SG&A expenses, primarily related to increased compensation expense

Other Comprehensive Income (loss), Net of Tax

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Other comprehensive income (loss), net of tax	$(140,337)	$(324,975)	$184,638	(57)%
▪Foreign currency translation and other	$(103,376)	$(324,230)	$220,854	(68)%
▪2023 included unfavorable movements in the Euro of approximately $90 million, the Japanese Yen of approximately $13 million, partially offset by a net favorable variance in various other currencies of less than $1 million
▪2022 included unfavorable movements in the Euro of approximately $187 million, the Chinese Renminbi of approximately $88 million, the Japanese Yen of approximately $23 million, the Taiwanese Dollar of approximately $11 million, the South Korean Won of approximately $11 million and a net unfavorable variance in various other currencies of less than $1 million

▪Cash flow hedge	$(36,961)	$(8,144)	$(28,817)	354%
▪Interest rate swap	$—	$7,399	$(7,399)	(100)%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes due in 2024

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Nine Months Ended September 30,				Percentage Change
	2023	%	2022	%	2023 vs 2022
	(In thousands, except percentages)
Net sales:
Energy Storage	$5,403,910	74.5%	$2,680,150	57.0%	102%
Specialties	1,142,802	15.7%	1,354,950	28.9%	(16)%
Ketjen	714,326	9.8%	664,026	14.1%	8%
Total net sales	$7,261,038	100.0%	$4,699,126	100.0%	55%

Adjusted EBITDA:
Energy Storage	$2,745,680	89.1%	$1,853,407	83.0%	48%
Specialties	268,665	8.7%	433,534	19.4%	(38)%
Ketjen	72,584	2.4%	31,337	1.4%	132%
Total segment adjusted EBITDA	3,086,929	100.2%	2,318,278	103.9%	33%
Corporate	(5,657)	(0.2)%	(86,173)	(3.9)%	93%
Total adjusted EBITDA	$3,081,272	100.0%	$2,232,105	100.0%	38%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Nine Months Ended September 30,
	2023	2022
Total segment adjusted EBITDA	$3,086,929	$2,318,278
Corporate expenses, net	(5,657)	(86,173)
Depreciation and amortization	(285,801)	(215,280)
Interest and financing expenses(a)	(81,686)	(98,934)
Income tax expense	(311,399)	(366,486)
Loss on sale of interest in properties, net(b)	—	(8,400)
Acquisition and integration related costs(c)	(21,653)	(9,244)
Non-operating pension and OPEB items	(1,833)	15,345
Mark-to-market gain on public equity securities(d)	34,401	10,626
Legal accrual(e)	(218,510)	—
Other(f)	(3,635)	(2,361)
Net income attributable to Albemarle Corporation	$2,191,156	$1,557,371
(a)Included in Interest and financing expenses for the nine months ended September 30, 2022 was a loss on early extinguishment of debt of $19.2 million following the May 2022 repayment of Senior Notes due in 2024. In addition, Interest and financing expenses for the six months ended September 30, 2022 is the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
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
(d)Gain recorded in Other income, net resulting from the net change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing minimum probable loss to resolve the DOJ, SEC and DPP investigation. See Note 9, “Commitments and Contingencies,” for further details.
(f)Included amounts for the six months ended September 30, 2023 recorded in:
•SG&A - $9.2 million of separation and other severance costs to employees in Corporate and the Ketjen business which are primarily expected to be paid out during 2023, $2.1 million of facility closure expenses related to offices in Germany, $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $1.0 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $10.9 million gain in the fair value of preferred equity of a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds of a prior legal matter, partially offset by $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses and $3.6 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the nine-month period ended September 30, 2022 recorded in:
•Cost of goods sold - $2.7 million of expense related to one-time retention payments for certain employees during the Ketjen strategic review and business unit realignment and $0.5 million of expense related to the settlement of a legal matter resulting from a prior acquisition.
•SG&A - $3.4 million primarily related to facility closure expenses related to offices in Germany, $2.8 million of charges for environmental reserves at sites not part of our operations and $1.9 million of expense related to one-time retention payments for certain employees during the Catalysts strategic review and business unit realignment, partially offset by $4.3 million of gains from the sale of legacy properties not part of our operations.
•Other income, net - $3.0 million gain from the reversal of a liability related to a previous divestiture, a $1.1 million gain resulting from the adjustment of indemnification related to previously disposed businesses and a $0.6 million gain related to a settlement received from a legal matter in a prior period.

Energy Storage

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$5,403,910	$2,680,150	$2,723,760	102%
•$1.9 billion increase attributable to favorable pricing impacts, reflecting tight market conditions in the first part of the year, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
•$944.0 million increase attributable to higher sales volume, primarily driven by new capacity from La Negra III/IV in Chile and Qinzhou, China, as well as increased tolling
•$100.7 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$2,745,680	$1,853,407	$892,273	48%
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Talison joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•$63.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Specialties

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$1,142,802	$1,354,950	$(212,148)	(16)%
•$167.6 million decrease attributable to lower sales volumes related to decreased demand across all products
•$31.8 million decrease attributable to unfavorable pricing impacts across several divisions
•$12.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$268,665	$433,534	$(164,869)	(38)%
•Lower sales volume and unfavorable pricing impacts
•Increased manufacturing costs resulting from decreased production, increased utilities and material costs
•$15.8 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Net sales	$714,326	$664,026	$50,300	8%
•$71.3 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS
•$21.5 million decrease attributable to lower sales volume, primarily from the timing of clean fuel technologies sales

Adjusted EBITDA	$72,584	$31,337	$41,247	132%
•Favorable pricing impacts, partially offset by lower sales volume •$24 million gain recorded for insurance claim receipts •Increase in incentive compensation costs

Corporate

In thousands	YTD 2023	YTD 2022	$ Change	% Change
Adjusted EBITDA	$(5,657)	$(86,173)	$80,516	93%
▪$67.1 million increase attributable to favorable currency exchange impacts, including a $5.0 million increase in foreign exchange impacts from our Talison joint venture
▪Increase in interest income due to higher cash balances in 2023

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
Cash Flow
During the first nine months of 2023, cash on hand, cash provided by operations and net proceeds from borrowings of commercial paper and long-term debt of $472.8 million funded $1.5 billion of capital expenditures for plant, machinery and equipment and dividends to shareholders of $140.3 million. Our operations provided $1.4 billion of cash flows during the first nine months of 2023, as compared to $955.6 million for the first nine months of 2022. The change compared to prior year was primarily due to higher dividends received from unconsolidated investments, primarily our Talison joint venture, and increased earnings from the Energy Storage segment, partially offset by an increase in working capital of $327.8 million. The outflow from working capital in 2023 was primarily driven by increased inventory balances from the higher cost of lithium spodumene and higher accounts receivable balances from increased sales volume in Energy Storage. This was partially offset by increased accounts payable which includes the higher pricing on lithium spodumene purchases from our Talison joint venture. Overall, our cash and cash equivalents increased by $102.5 million to $1.6 billion at September 30, 2023 from $1.5 billion at December 31, 2022.
Capital expenditures for the nine-month period ended September 30, 2023 of $1.5 billion were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.9 billion and $2.1 billion in 2023, primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and Silver Peak, Nevada, as well as productivity and continuity of operations projects in all segments. Train I of our Kemerton, Western Australia plant is operating and producing battery-grade product subject to customer qualification. Train II has achieved mechanical completion and transitioned to the commissioning stage. In addition, construction of our announced lithium conversion plant in Meishan, China is progressing on schedule, with estimated completion in 2024.
On October 18, 2023, the Company closed on the restructuring of the MARBL lithium joint venture in Australia (“MARBL”) with Mineral Resources Limited (“MRL”). This updated structure is intended to significantly simplify the commercial operation agreements previously entered into, retain full control of downstream conversion assets and to provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the amended agreements, Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with Mineral Resources through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of the Wodgina Lithium Mine Project (“Wodgina”), and MRL operates the Wodgina mine on behalf of the joint venture. Albemarle expects to pay MRL between an estimated $380 million to $400 million in cash, which includes the $180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.
Net current assets were $3.2 billion and $2.4 billion at September 30, 2023 and December 31, 2022, respectively. The increase is primarily due to increased inventory and accounts receivable balances from higher lithium pricing. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the

Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 23, 2023, we increased our quarterly dividend rate to $0.40 per share, an increase from the quarterly rate of $0.395 per share paid in 2022. The cash dividend declared on July 18, 2023 was paid on October 2, 2023 to shareholders of record at the close of business as of September 15, 2023.
At September 30, 2023 and December 31, 2022, our cash and cash equivalents included $1.6 billion and $1.3 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2023 and 2022 we repatriated $3.0 million and $1.7 million, respectively, of cash as part of these foreign earnings cash repatriation activities.
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
On October 28, 2022, we amended our revolving, unsecured credit agreement (the “2018 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. The 2018 Credit Agreement was originally dated as of June 21, 2018, and was previously amended on August 14, 2019, May 11, 2020 and December 10, 2021. Borrowings under the 2018 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of September 30, 2023. As of September 30, 2023 there were no borrowings outstanding under the 2018 Credit Agreement.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time up to a maximum aggregate principal amount outstanding at any time of $750.0 million. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase). The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2018 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2018 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2018 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At September 30, 2023, we had $156.5 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 5.52% and a weighted-average maturity of 3 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at September 30, 2023.
In the second quarter of 2023 the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At September 30, 2023, there are $14.3 million of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.5 billion at September 30, 2023, compared to $3.2 billion at December 31, 2022. In addition, at September 30, 2023, we had availability to borrow $1.3 billion under our commercial paper program and the 2018 Credit Agreement, and $186.1 million under other existing lines of credit, subject to the financial covenant under the 2018 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2018 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at September 30, 2023 we were, and that we currently are, in compliance with all of our long-term debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $191.2 million at September 30, 2023. None of these off-balance sheet arrangements has had, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2022.
Total expected 2023 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $15 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $10.8 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2023.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $215.4 million at September 30, 2023 and $83.7 million at December 31, 2022. Related assets for corresponding offsetting benefits recorded in Other assets totaled $79.7 million at September 30, 2023 and $32.4 million at December 31, 2022. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2023 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures and share repurchases, make acquisitions, make pension contributions and pay dividends for the foreseeable future. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand.

Our growth investments include strategic investments in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tonnes of LCE per year. Construction of the Meishan facility is currently underway and is expected to be completed in 2024. We also announced the decision to build two additional processing trains at the Kemerton lithium hydroxide plant in Western Australia. The additional trains would increase the facility’s production by 50,000 metric tonnes per year.
In October 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs, and to supply up to 350,000 metric tonnes per year of spodumene concentrate to our previously announced mega-flex lithium conversion facility. To further support the restart of the the Kings Mountain mine, in August 2023, we announced a $90 million critical materials award from the U.S. Department of Defense.
In addition, we have announced plans to construct a new $1.3 billion lithium mega-flex processing facility in South Carolina capable of annually producing approximately 50,000 metric tonnes of battery-grade lithium hydroxide, with the potential to expand up to 100,000 metric tonnes. Construction is expected to begin in late 2024. In December 2022, we also acquired a location in Charlotte, North Carolina, where we intend to invest at least $180 million to establish the Albemarle Technology Park, a world-class facility designed for novel materials research, advanced process development, and acceleration of next-generation lithium products to market. We anticipate that innovations from the new site will enhance lithium recovery, improve production methods, and introduce new forms of lithium to enable breakthrough levels of battery performance. In addition, we anticipate the creation of at least 200 jobs at the site.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now the Ketjen segment, we investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the DOJ and SEC, and also reported this conduct to the DPP. Since reporting these matters to the DOJ, SEC, and DPP, Albemarle has cooperated with these agencies in their investigations of this historical conduct. We have implemented appropriate remedial measures and strengthened our compliance program and related internal controls.
In September 2023, the Company finalized agreements to resolve these matters with the DOJ and SEC. The DPP has confirmed it will not pursue action in this matter. In connection with this resolution, which relates to conduct prior to 2018, we entered into a non-prosecution agreement with the DOJ and an administrative resolution with the SEC, pursuant to which we paid a total of $218.5 million in aggregate fines, disgorgement, and prejudgment interest to the DOJ and SEC. The resolution does not include a compliance monitorship, although the Company has agreed to certain ongoing compliance reporting obligations.
During the second quarter of 2023, the Company recorded a charge of $218.5 million in Selling, General and Administrative Expenses in its consolidated statement of operations and accrued a corresponding liability on its consolidated balance sheet for these agreements. The agreed upon amounts were paid to the DOJ and SEC in October 2023, with this matter considered finalized and no future financial obligations expected.

Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before 2025, we believe we have, and will be able to maintain, a solid liquidity position.
We had cash and cash equivalents totaling $1.6 billion at September 30, 2023, of which $1.59 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
In 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer. On July 19, 2023 we announced an agreement to amend the terms of this joint venture to decrease our ownership interest in the MARBL joint venture and the Wodgina Project to 50%, and, on October 18, 2023, we announced the closing of the transactions pursuant to the amended agreements.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Net sales(a)	$1,846,330	$2,981,170
Gross profit	707,002	636,894
Income before income taxes and equity in net income of unconsolidated investments(b)	150,811	52,048
Net income attributable to the Parent Guarantor and the Issuer	14,865	119,551

(a)    Includes net sales to Non-Guarantors of $1.2 billion and $2.2 billion for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $84.5 million and $134.2 million for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

Summarized Balance Sheet

$ in thousands	September 30, 2023	December 31, 2022
Current assets(a)	$868,398	$1,274,018
Net property, plant and equipment	3,623,440	3,379,369
Other noncurrent assets(b)	651,128	687,603

Current liabilities(c)	$2,386,383	$2,103,749
Long-term debt	2,262,244	2,260,397
Other noncurrent liabilities(d)	6,884,987	7,173,636
(a)    Includes receivables from Non-Guarantors of $365.1 million and $605.3 million at September 30, 2023 and December 31, 2022, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $9.1 million and $109.3 million at September 30, 2023 and December 31, 2022, respectively.
(c)    Includes current payables to Non-Guarantors of $1.3 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.4 billion and $6.6 billion at September 30, 2023 and December 31, 2022, respectively.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Net sales(a)	$982,219	$2,557,914
Gross profit	94,532	353,515
Loss before income taxes and equity in net income of unconsolidated investments(b)	(469,074)	(121,421)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(657,443)	(77,487)
(a)    Includes net sales to Non-Guarantors of $385.8 million and $1.8 billion for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $56.8 million and $25.4 million for the nine months ended September 30, 2023 and year ended December 31, 2022, respectively.

Summarized Balance Sheet

$ in thousands	September 30, 2023	December 31, 2022
Current assets(a)	$645,390	$1,261,682
Net property, plant and equipment	1,026,542	893,715
Other non-current assets(b)	1,731,792	1,783,357

Current liabilities(c)	$2,278,915	$1,981,456
Long-term debt	2,952,614	2,955,934
Other noncurrent liabilities(d)	6,437,999	6,393,534
(a)    Includes receivables from Non-Guarantors of $313.7 million and $644.0 million at September 30, 2023 and December 31, 2022, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion and $1.2 billion at September 30, 2023 and December 31, 2022, respectively.
(c)    Includes current payables to Non-Guarantors of $1.3 billion and $1.6 billion at September 30, 2023 and December 31, 2022, respectively.

(d)    Includes noncurrent payables to Non-Guarantors of $6.0 billion and $5.8 billion at September 30, 2023 and December 31, 2022, respectively.
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
We had variable interest rate borrowings of $176.6 million outstanding at September 30, 2023, bearing a weighted average interest rate of 4.93% and representing 5% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $1.8 million as of September 30, 2023. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $8.7 billion and with a fair value representing a net liability position of $41.4 million at September 30, 2023. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2023, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $80.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $155.0 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2023, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2023 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
(a) Exhibits

3.1
Albemarle Corporation Amended and Restated Bylaws, effective October 23, 2023 [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 26, 2023, and incorporated herein by reference].

*31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the nine months ended September 30, 2023 and 2022, (ii) the Consolidated Statements of Comprehensive Income for the nine months ended September 30, 2023 and 2022, (iii) the Consolidated Balance Sheets at September 30, 2023 and December 31, 2022, (iv) the Consolidated Statements of Changes in Equity for the nine months ended September 30, 2023 and 2022, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 1, 2023	By:	/S/ SCOTT A. TOZIER
Scott A. Tozier
Executive Vice President and Chief Financial Officer
(principal financial officer)