Form 10-K
period 2023-12-31
ALBEMARLE CORP
filed 2024-02-15
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $26.2 billion based on the last reported sale price of common stock on June 30, 2023, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 7, 2024: 117,402,949
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2023

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
Albemarle leads the world in transforming essential resources into critical ingredients for mobility, energy, connectivity, and health. Our purpose is to enable a more resilient world. We partner to pioneer new ways to move, power, connect, and protect. The end markets we serve include grid storage, automotive, aerospace, conventional energy, electronics, construction, agriculture and food, pharmaceuticals and medical devices. We believe that our world-class resources with reliable and consistent supply, our leading process chemistry, high-impact innovation, customer centricity and focus on people and planet will enable us to maintain a leading position in the industries in which we operate.
We and our joint ventures currently operate more than 25 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2023, we served approximately 1,900 customers in approximately 70 countries. For information regarding our unconsolidated joint ventures, see Note 10, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
Effective January 1, 2023, the Company realigned its Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, the Company announced its decision to retain its Catalysts business under a separate, wholly-owned subsidiary renamed Ketjen. During 2023, we managed and reported our operations under three reportable segments: Energy Storage, Specialties and Ketjen. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset efficiency, market focus, agility and responsiveness. Financial results and discussion about our segments included in this report are organized according to these categories except where noted.
For financial information regarding our reportable segments and geographic area information, see Note 25, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
Energy Storage Segment
Our Energy Storage business pioneers better lithium use through reliable supply and consistent quality. We develop and manufacture a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, and lithium chloride. Lithium is a key component in products and processes used in a variety of applications and industries, which include lithium batteries used in consumer electronics and electric vehicles, power grids and solar panels, high performance greases, specialty glass used in consumer appliances and electronics, organic synthesis processes in the areas of steroid chemistry and vitamins, various life science applications, as well as intermediates in the pharmaceutical industry, among other applications.
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
Competition
The global lithium market is highly competitive and growing very rapidly. It is characterized by aggressive expansion and entry from existing and new players, including automotive OEMs, commodity traders, junior miners, and large, well-capitalized diversified miners. Producers are primarily located in the Americas, Africa, Asia and Australia. Major competitors in lithium compounds include Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, Jiangxi Ganfeng Lithium, Rio Tinto plc, Pilbara Minerals, Arcadium Lithium, Tesla and a large number of additional Chinese companies. Competition in the global lithium market is increasingly based on index-based market pricing and differentiated via product quality, product diversity, reliability of supply and customer service.
Raw Materials and Significant Supply Contracts
We obtain lithium: (a) by purchasing lithium concentrate from our 49%-owned joint venture, Windfield Holdings Pty. Ltd. (“Windfield”), which directly owns 100% of the equity of Talison Lithium Pty. Ltd., a company incorporated in Australia

Albemarle Corporation and Subsidiaries

(“Talison”) that owns the Greenbushes mine, and from our 50%-owned unincorporated joint venture, MARBL Lithium Joint Venture (“MARBL”) in Western Australia, which owns the Wodgina hard rock lithium mine project (“Wodgina”); and (b) through solar evaporation of our ponds at the Salar de Atacama, in Chile, and in Silver Peak, Nevada. In addition, we hold mineral rights in defined areas of Kings Mountain, North Carolina with available lithium resources and we own undeveloped land with access to a lithium resource in Antofalla, within the Catamarca Province of Argentina. As necessary, we can also obtain lithium from other sources. See Item 2. Properties, for additional disclosures of our lithium mineral properties.
Specialties Segment
Our Specialties business optimizes our portfolio of bromine and highly specialized lithium solutions. Our Specialties business serves a variety of industries, including energy, mobility, connectivity, and health. Specialty products are essential in both internal combustion and electric vehicles, from high-voltage cables and powertrains to airbags and tires. We enable digital innovation focused on safety and reliability, including fire safety compounds. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. End market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable products, electrical connectors, textiles and foam insulation. In energy, infrastructure for renewable grid and electrified transport is enabled by our fire safety solutions. In health, our lithium specialties products are precursors for many pharmaceuticals, while bromine specialties are used to help ensure safer food and water supplies. Other bromine-based specialty chemicals products include elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. Our value-added lithium specialties products include butyllithium and lithium aluminum hydride. We also develop and manufacture cesium products for the chemical and pharmaceutical industries, and zirconium, barium and titanium products for various pyrotechnical applications, including airbag initiators. A number of customers of our Specialties business operate in cyclical industries, including the consumer electronics and oil field industries. As a result, demand from our customers in such industries is also cyclical.
Competition
Our Specialties business serves markets in the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. R&D, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the marketplace. Our most significant competitors are Lanxess AG and Israel Chemicals Ltd, as well as producers in India and China.
Raw Materials and Significant Supply Contracts
The bromine we use is originally sourced from two locations: Arkansas and the Dead Sea. Our bromine production operations in Arkansas are supported by an active brine rights leasing program. In addition, through our 50% interest in Jordan Bromine Company Limited (“JBC”), a consolidated joint venture established in 1999 with operations in Safi, Jordan, we acquire bromine that is originally sourced from the Dead Sea. JBC processes the bromine at its facilities into a variety of end products. See Item 2. Properties, for additional disclosures for our mineral properties.
Ketjen Segment
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

Albemarle Corporation and Subsidiaries

Within our PCS product line, we manufacture organometallic co-catalysts (e.g., aluminum, magnesium, and zinc alkyls) used in the manufacture of alpha-olefins (e.g., hexene, octene, decene), polyolefins (e.g., polyethylene and polypropylene), and electronics. Our curatives include a range of curing agents used in polyurethanes, epoxies and other engineered resins.
There were more than 700 refineries world-wide as of December 31, 2023. We expect to continue to see some less profitable, typically smaller, refineries shutting down and, over the long-term, being replaced by larger scale and more complex refineries, with growth concentrated in the Middle East and Asia. Oil refinery utilization continues to return to more typical rates after low refinery utilization during the COVID pandemic periods. Advances in sustainable aviation fuels, petroleum products and renewable diesel are expected to continue. We estimate that there are currently approximately 600 FCC units being operated globally, each of which requires a constant supply of FCC catalysts. In addition, we estimate that there are approximately 4,000 HPC units being operated globally, each of which typically requires replacement HPC catalysts once every one to four years.
Competition
Our Ketjen segment serves the global market including the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Competition in these markets is driven by a variety of factors. Product performance and quality, price and contract terms, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel, and the maintenance of a good safety record are the primary factors to compete effectively in the catalysts marketplace. In addition, through our research and development programs, we strive to differentiate our business by developing value-added products based on proprietary technologies.
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
Raw Materials and Significant Supply Contracts
The major raw materials we use in our Ketjen operations include sodium silicate, sodium aluminate, kaolin, aluminum, ethylene, alpha-olefins, isobutylene, toluene and metals, such as lanthanum, molybdenum, nickel and cobalt, most of which are readily available from numerous independent suppliers and are purchased or provided under contracts at prices we believe are competitive. The cost of raw materials is generally based on market prices, although we may use contracts with price caps or other tools, as appropriate, to mitigate price volatility.
Human Capital
Our main human capital management objectives are to attract, retain and develop the highest quality talent and ensure they feel safe, supported and empowered to do the best work they can do. We believe providing a diverse, equal and inclusive workplace facilitates opportunities for innovation, fosters good decision-making practices, and promotes employee engagement and high productivity across our organization.
As of December 31, 2023, we had approximately 9,000 employees, including employees of our consolidated joint ventures, of whom 3,700, or 41%, are employed in the U.S. and the Americas; 3,300, or 36%, are employed in Asia Pacific; 1,500, or 17%, are employed in Europe; and 500, or 6%, are employed in the Middle East or other areas. Approximately 26% of these employees are represented by unions or works councils. We believe that we generally have a good relationship with our employees, and with those unions and works councils.
Health and Safety
The health and safety of our employees is a part of our core values at Albemarle and is integral to how we conduct business. Our employees, contractors, and visitors follow a comprehensive set of written health and safety policies and procedures at both the corporate and local site levels. We routinely audit ourselves against our policies, procedures and standards, using internal and third-party resources. We also include health and safety metrics in our annual incentive plan for all employees to incentivize our commitment to safety. In 2023, we maintained our Occupational Safety and Health Act (“OSHA”) occupational injury and illness incident rate of 0.14 for our employees and nested contractors, the same as in 2022. In addition, we provide all employees and their dependents with access to our Employee Assistance Program, which provides free mental and behavioral health resources.

Albemarle Corporation and Subsidiaries

Diversity, Equity and Inclusion
Led by our Vice President, Diversity and Inclusion, we strive to develop inclusion and diversity initiatives and deliver meaningful change in our global organization. A primary focus in our recruiting efforts is to drive greater diversity in our workforce, including higher representation in the professional and managerial job categories. We want to ensure that our workplace reflects the communities in which we live and work. Our recruiting policy includes a requirement that we include individuals from gender or racial minority groups among those we interview for openings at the manager level and above.
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
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2023, we owned more than 1,600 active patents and more than 550 pending patent applications in key

Albemarle Corporation and Subsidiaries

strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the OSHA. We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees, and we maintain an active health, safety and environmental program. We finished 2023 with an OSHA occupational injury and illness incident rate of 0.14 for Albemarle employees and nested contractors, compared to 0.14 in 2022.
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
In addition to potential business opportunities, we acknowledge our responsibility to address the impact of our operations on the environment. We are investing in technology and people to reduce energy consumption, greenhouse gas emissions and air emissions. Albemarle supports the goals of the Paris Agreement to avoid climate change by limiting global warming. Our ambition is to achieve net-zero carbon emissions by 2050. We have established greenhouse gas emission targets for each of our businesses, including reducing the scope 1 and 2 carbon-intensity of our Specialties and Ketjen businesses by 35% by 2030, and growing our Energy Storage business in a carbon-intensity neutral manner through 2030. In 2022, we introduced a goal to reduce 90% of our sulfur oxide (SOx) emissions by 2027.
Water is a critical input to Albemarle’s production operations. As water is a scarce resource, we understand the need to responsibly manage our water consumption not only for the preservation of the environment, but also for the viability of our local communities. We are investing in new process technologies to reduce our water footprint and expand capacity sustainably in locations with high water risk. Our goal is to reduce our intensity of freshwater usage by 25% by 2030 in areas of high or extremely high water risk as defined by the World Resources Institute, such as Chile and Jordan.
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
Recent Acquisitions, Joint Ventures and Divestitures
During recent years, we have devoted resources to acquisitions and joint ventures, including the subsequent integration of acquired businesses. These acquisitions and joint ventures have expanded our base business, provided our customers with a wider array of products and presented new alternatives for discovery through additional chemistries. In addition, we have pursued opportunities to divest businesses that do not fit our high priority business growth profile. The following is a summary of our significant acquisitions, joint ventures and divestitures over the last three years.
On October 18, 2023, the Company closed on the restructuring of the MARBL joint venture with Mineral Resources Limited (“MRL”). Under the amended agreements, Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with MRL through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of Wodgina, and MRL operates the Wodgina mine on behalf of the joint venture. During the fourth quarter of 2023, Albemarle paid MRL approximately $380 million in cash, which includes

Albemarle Corporation and Subsidiaries

$180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”), for approximately $200 million in cash. Qinzhou’s operations include a recently constructed lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has a designed annual conversion capacity of up to 25,000 metric tons of lithium carbonate equivalent (“LCE”) and produces battery-grade lithium carbonate and lithium hydroxide.
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
Our Corporate Governance Guidelines, Code of Conduct and the charters of the Audit and Finance, Capital Investment, Sustainability, Safety and Public Policy, Executive Compensation and Talent Development, and Nominating and Governance Committees of our Board of Directors are also available on our website and are available in print to any shareholder upon request by writing to Investor Relations, 4250 Congress Street, Suite 900, Charlotte, North Carolina 28209, or by calling (980) 299-5700.

Item 1A.	Risk Factors.
Risk Factor Summary
The following is a summary of some of the principal risks that could adversely affect our business, financial condition or results of operations. This summary should be read together with the more detailed description of each risk contained below.
Risks Related to Our Business
•Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
•Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all, including due to climate change, could have an adverse effect on the margins of our products and our results of operations.
•Competition within our industry may place downward pressure on the prices and margins of our products and may adversely affect our businesses and results of operations.
•Our research and development efforts may not succeed in addressing changes in our customers’ needs, and our competitors may develop more effective or successful products.
•The development of non-lithium battery technologies could adversely affect us.
•Downturns in our customers’ industries, many of which are cyclical, could adversely affect our sales and profitability.
•Our results are subject to fluctuation because of irregularities in the demand for our HPC catalysts and certain of our agrichemicals.
•Regulation, or the threat of regulation, of some of our products could have an adverse effect on our sales and profitability.

Albemarle Corporation and Subsidiaries

•We could be subject to damages based on claims brought against us by our customers or lose customers as a result of the failure of our products to meet certain quality specifications.
•Our business is subject to hazards common to chemical and natural resource extraction businesses, any of which could injure our employees or other persons, damage our facilities or other properties, interrupt our production and adversely affect our reputation and results of operations.
•Our business could be adversely affected by environmental, health and safety laws and regulations.
•We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested.
•We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws, and in the past have paid fines in order to resolve self-reported potential violations of such laws.
•We are subject to extensive foreign government regulation that can negatively impact our business.
•Our inability to protect our intellectual property rights, or being accused of infringing on intellectual property rights of third parties, could have a material adverse effect on our business, financial condition and results of operations.
•Our inability to acquire or develop additional lithium reserves that are economically viable could have a material adverse effect on our future profitability.
•There is risk to the growth of lithium markets.
•Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our revenues and profitability generally.
•If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.
•Some of our employees are unionized, represented by works councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
•Our joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.
Risks Related to Our Financial Condition
•Our required capital expenditures can be complex, may experience delays or other difficulties, and the costs may exceed our estimates.
•We will need a significant amount of cash to service our indebtedness and our ability to generate cash depends on many factors beyond our control.
•Because a significant portion of our operations is conducted through our subsidiaries and joint ventures, our ability to service our debt may be dependent on our receipt of distributions or other payments from our subsidiaries and joint ventures.
•Restrictive covenants in our debt instruments may adversely affect our business.
•Changes in credit ratings issued by nationally recognized statistical rating organizations could adversely affect our cost of financing, the market price of our securities and our debt service obligations.
•We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and net income.
•Significant or prolonged periods of higher interest rates may have an adverse effect on our results of operations, financial condition and cash flows.
•Inflationary trends in the price of our input costs, such as raw materials, transportation and energy, could adversely affect our business and financial results.
•Changes in, or the interpretation of, tax legislation or rates throughout the world could materially impact our results.
•Future events may impact our deferred tax asset position and U.S. deferred federal income taxes on undistributed earnings of international affiliates that are considered to be indefinitely reinvested.
•Our business and financial results may be adversely affected by various legal and regulatory proceedings.
•Although our pension plans currently meet minimum funding requirements, events could occur that would require us to make significant contributions to the plans and reduce the cash available for our business.
•We may not be able to consummate future acquisitions or integrate acquisitions into our business, which could result in unanticipated expenses and losses.

Albemarle Corporation and Subsidiaries

•We may continue to expand our business through acquisitions and we may incur additional indebtedness, including indebtedness related to acquisitions.
•If our goodwill, intangible assets or long-lived assets become impaired, we may be required to record a significant charge to earnings.
General Risk Factors
•Adverse conditions in the economy, and volatility and disruption of financial markets can negatively impact our customers, suppliers and other business partners and therefore have a material adverse effect on our business and results of operations.
•Our business and operations could suffer in the event of cybersecurity breaches, information technology system failures, or network disruptions.
•The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and decrease demand for our products.
•National or international disputes, political instability, terrorism war or armed hostilities, could impact our results of operations.
•Natural disasters or other unanticipated catastrophes could impact our operations and could have a material adverse effect on our results of operations, financial position, and cash flows.
•Our insurance may not fully cover all potential exposures.
•We may be exposed to certain regulatory and financial risks related to climate change.
•Failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
Risk Factors
You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K.
Risks Related to Our Business
Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.
We conduct a substantial portion of our business outside the U.S., with approximately 90% of our net sales to foreign countries. We operate and/or sell our products to customers in approximately 70 countries. We currently have many production, research and development and administrative facilities as well as sales offices located outside the U.S., as detailed in Item 2. Properties. Accordingly, our business is subject to risks related to the differing legal, political, social and regulatory requirements and economic conditions of many jurisdictions. Risks inherent in international operations include the following:
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

Albemarle Corporation and Subsidiaries

•compliance with anti-bribery and anti-corruption laws (such as the Foreign Corrupt Practices Act) as well as anti-money-laundering laws may be costly;
•compliance with changing cybersecurity rules and evolving data privacy rules and regulation, such as the European Union’s General Data Protection Regulation, could increase our cost of doing business;
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
Furthermore, we are subject to rules and regulations related to anti-bribery and antitrust prohibitions of the U.S. and other countries, as well as export controls and economic embargoes, violations of which may carry substantial penalties. For example, export control and economic embargo regulations limit the ability of our subsidiaries to market, sell, distribute or otherwise transfer their products or technology to prohibited countries or persons. Failure to comply with these regulations could subject us or our subsidiaries to fines and enforcement actions and/or have an adverse effect on our reputation and the value of our common stock. Relating to anti-bribery prohibitions, in September 2023, we finalized agreements with regulatory agencies to resolve self-reported potential violations of the U.S. Foreign Corrupt Practices Act; see “We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws.” below.
Because we conduct substantial operations in China, risks associated with regulatory activity and political and social events in China could negatively affect our business and operating results.
In 2023, net sales shipped to China represented 30% of our total net sales. Additionally, we own three production facilities located in China and are in the process of commissioning and starting up a lithium conversion plant in Meishan, China. In addition to the risks described above under “Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.”, our operations in China expose us to risks particular to conducting business in that country. For example, over the past several years the U.S. and China have applied tariffs to certain of each other’s exports, which have resulted in shifting trade flows and restrictions on certain sales of goods into China. Additionally, geopolitical disputes (including as a result of China-Taiwan and U.S.-Taiwan relations) between the U.S. and China may lead to further restrictions on trade and/or obstacles to conducting business in China. Recently, Australia and China have attempted to improve relations and resolve trade disputes. As we ship a significant portion of our lithium from Australia into China for further processing, tensions or a breakdown in relations between the countries could have a material impact on our operations. Furthermore, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of growing concern over air quality and in response to COVID-19 outbreaks. The Chinese government has also instituted energy intensity and energy consumption targets in a number of provinces in its efforts to reduce energy consumption, resulting in energy quotas and shortages in energy supply that can be disruptive to construction and manufacturing operations. These and other risks may have an adverse effect on our sales to Chinese customers and/or result in our not realizing a return on, or losing some, or all, of our strategic investments in China.
In December 2021, the United States adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States and are not entitled to entry. These import restrictions came into effect on June 21, 2022. While we are

Albemarle Corporation and Subsidiaries

not presently aware of any direct impacts these restrictions will have on its supply chain, the UFLPA may materially and negatively impact our ability to import the goods and products we rely on to manufacture our products and operate our business.
Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all, including due to climate change, could have an adverse effect on the margins of our products and our results of operations.
The long-term profitability of our operations will, in part, depend on our ability to continue to economically obtain resources, including energy and raw materials. For example, our lithium and bromine businesses rely upon our continued ability to produce, or otherwise obtain, lithium and bromine of sufficient quality and in adequate amounts to meet our customers’ demand. If we fail to secure and retain the rights to continue to access these key raw materials, we may have to restrict or suspend our operations that rely upon these key resources, which could harm our business, results of operations and financial condition. In addition, in some cases access to these raw materials by us and our competitors is subject to decisions or actions by governmental authorities, which could adversely impact us. Furthermore, other raw material and energy costs account for a significant percentage of our total costs of products sold, even if they can be obtained on commercially reasonable terms. Our raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by tightening of market conditions and major increases in the pricing of key constituent materials for our products such as crude oil, chlorine and metals (including molybdenum and rare earths, which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to do so (or may be delayed in doing so). In addition, raising prices we charge to our customers in order to offset increases in the prices we pay for raw materials could cause us to suffer a loss of sales volumes. Our inability to efficiently and effectively pass through price increases, or inventory impacts resulting from price volatility, could adversely affect our margins.
Competition within our industry may place downward pressure on the prices and margins of our products and may adversely affect our businesses and results of operations.
We compete against a number of highly competitive global specialty chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, climate-related performance and responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than we are and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility. As a result, these competitors may be better able to withstand changes in conditions within our industry. Competitors’ pricing decisions could compel us to decrease our prices, which could negatively affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume and other productivity enhancements, shifting to production of higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.
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

Albemarle Corporation and Subsidiaries

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
Downturns in the businesses that use our specialty chemicals may adversely affect our sales. Many of our customers are in industries, including the electronics, building and construction, oilfield and automotive industries, are cyclical in nature, or which are subject to secular market downturns or may face adverse effects of evolving regulatory regimes. Historically, cyclical or secular industry downturns have resulted in diminished demand for our products, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future. Additionally, certain of these industries are subject to regulatory schemes that may shift with changes in the political climate. The results of elections in the United States (including the November 2024 presidential election) or other countries in which our customers are located may result in consequent changes to these regulatory regimes that could cause a decline within these industries, leading to a diminished demand for our products. A decline in our customers’ industries may have a material adverse effect on our sales and profitability.
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
Compliance with environmental laws generally increases the costs of manufacturing, registration/approval requirements, transportation and storage of raw materials and finished products, and storage and disposal of wastes, and could have a material adverse effect on our results of operations. For example, we may be subject to carbon pricing or taxation proposals in some jurisdictions where we operate. We may incur substantial costs, including fines, damages, criminal or civil sanctions and remediation costs, or experience interruptions in our operations, for violations arising under these laws or permit requirements. Additional information may arise in the future concerning the nature or extent of our liability with respect to identified sites, and additional sites may be identified for which we are alleged to be liable, that could cause us to materially increase our environmental accrual or the upper range of the costs we believe we could reasonably incur for such matters. Furthermore, environmental laws are subject to change and have become increasingly stringent in recent years. We expect this trend to continue and to require materially increased capital expenditures and operating and compliance costs.
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

Albemarle Corporation and Subsidiaries

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar foreign anti-corruption laws, and in the past have paid fines in order to resolve self-reported potential violations of such laws.
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
In September 2023, following an internal investigation and voluntary self-reporting of potential violations of the FCPA, we finalized agreements with the U.S. Department of Justice (“DOJ”) and the SEC relative to improper payments made, prior to 2018, by third-party sales representatives of our Refining Solutions business (now Ketjen). In connection with this resolution, we entered into a non-prosecution agreement with the DOJ and an administrative resolution with the SEC, pursuant to which we paid a total of $218.5 million in aggregate fines, disgorgement, and prejudgment interest. We also agreed to certain ongoing compliance reporting obligations.
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

Albemarle Corporation and Subsidiaries

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
Our inability to acquire or develop additional lithium reserves that are economically viable could have a material adverse effect on our future profitability.
Our lithium reserves will, without acquiring or developing additional reserves, decline as we continue to extract these raw materials. Accordingly, our future profitability depends upon our ability to acquire additional lithium reserves that are economically viable to replace the reserves we will extract. Exploration and development of lithium resources are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional resources that can be extracted profitably. Once a site with potential resources is discovered, it may take several years of development until production is possible, during which time the economic viability of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct extraction and production facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
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
Our lithium business is significantly dependent on the development and adoption of new applications for lithium batteries and the growth in demand for plug-in hybrid electric vehicles and battery electric vehicles. As such, our business results inherently depend on decarbonization of the global economy. To the extent that such development, adoption, decarbonization and growth do not occur in the volume and/or manner that we contemplate, including for reasons described under the heading “The development of non-lithium battery technologies could adversely affect us,” above, the long-term growth in the markets for lithium products may be adversely affected, which would have a material adverse effect on our business, financial condition and operating results.
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and our revenues and profitability generally.
Our ability to successfully develop our lithium resources and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products, such as lithium hydroxide. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. Such

Albemarle Corporation and Subsidiaries

external economic factors are influenced by changes in international investment patterns, various political developments and macro-economic circumstances.
In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations; although some of our long-term agreements include higher pricing, we are also party to index-referenced and variable-priced contracts. In 2023, lithium prices significantly decreased by approximately 75% to 85% from their high in January 2023 to the end of the year, which adversely impacted our financial results. High volatility or further declines in the lithium prices could have a material and adverse effect on the revenues and profitability of our Lithium business and on our company generally. In addition, a further decrease in lithium prices may lead to additional inventory valuation charges in the valuation period prior to when the goods are sold, such as the $604.1 million charge recorded in the year ended December 31, 2023 to reduce the value of certain spodumene and finished goods to their net realizable value.
Following the Wodgina acquisition in 2019, the Wodgina mine idled production of spodumene until market demand supported bringing the mine back into production. We have since resumed spodumene concentrate production at the Wodgina mine in 2022, but there are no assurances that we will not idle production at the Wodgina mine or one of our other mines in the future due to lack of market demand or for other reasons.
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
As of December 31, 2023, we had approximately 9,000 employees, including employees of our consolidated joint ventures. Approximately 26% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater bargaining or other rights to employees than the laws of the U.S. Such employment rights require us to work collaboratively with the legal representatives of those employees to effect any changes to labor arrangements. For example, most of our employees in Europe are represented by works councils that must approve any changes in conditions of employment, including salaries and benefits and staff changes, and may impede efforts to restructure our workforce. Although we believe that we have a good working relationship with our employees, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
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

Albemarle Corporation and Subsidiaries

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
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar will affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2023, approximately 28% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.
Significant or prolonged periods of higher interest rates may have an adverse effect on our results of operations, financial condition and cash flows.
Interest rates may have a direct impact on our business to the extent we borrow under our unsecured credit facility, utilize our commercial paper program, or incur other forms of variable rate indebtedness or new indebtedness based on current interest rates. Borrowings under our unsecured credit facility bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin, which ranges from 0.910% to 1.375%, depending on the Company’s credit rating. In May 2013, we entered into agreements to initiate a commercial paper program under which we may issue unsecured commercial paper notes from time-to-time in a maximum aggregate principal amount outstanding at any time of up to $1.5 billion (up from $750 million prior to the May 2023 increase).
In a rising interest rate environment, debt financing will become more expensive and may have higher transactional and servicing costs. For example, our interest expense on debt instruments in fiscal 2023 increased compared to fiscal 2022 driven by an increase in our weighted average interest rate on our variable rate debt. Although we may take steps to limit our exposure to variable rate debt, if interest rates remain relatively high or increase in the future, we could see increases in our borrowing costs which could have a material adverse effect on our results of operations, financial condition and cash flows.
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

Albemarle Corporation and Subsidiaries

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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. Recent developments, including the European Commission’s investigations on illegal state aid, as well as the Organisation for Economic Co-operation and Development (“OECD”) project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rates or result in higher cash tax liabilities. The OECD developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). On December 15, 2022, the Council of the E.U. formally adopted the OECD’s framework to achieve a coordinated implementation amongst E.U. Member States consistent with E.U. law. The E.U.’s Pillar Two Directive has an effective date of January 1, 2024 for certain aspects of the directive, with the remaining aspects effective on January 1, 2025. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. We have assessed this framework and determined, based upon available guidance, that these changes could have a material impact to our results of operations, but it is dependent on our mix of earnings beginning in 2024. Any future changes in OECD guidance or interpretations, including local country tax legislative changes thereof could impact our initial assessment; therefore, we will continue to monitor and refine our assessment as further guidance is made available.
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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $11 million of required cash contributions during 2024 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2024 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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
•unforeseen claims and liabilities, including unexpected environmental exposures and litigation arising from acquisitions;
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
•diversion of management’s attention from other business matters; and
•challenges arising from the increased scope, geographic diversity and complexity of our operations.

Albemarle Corporation and Subsidiaries

Any such integration failure could disrupt our business and have a material adverse effect on our consolidated financial condition and results of operations. Moreover, from time to time, we may enter into negotiations for a proposed acquisition, but be unable or unwilling to consummate the acquisition under consideration. This could cause significant diversion of management’s attention and out-of-pocket expenses.
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
We and our third-party service providers have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud, which may become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others. We seek to detect and investigate all security incidents and to prevent their recurrence, as well as work with third-party service providers on detection of, and alerting us to, any incidents affecting us, but in some cases we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that a cybersecurity breach results in inappropriate disclosure of our employees’, customers’ or licensees’ confidential or personal information, we may incur liability as a result. The devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
In addition, risks associated with information technology systems failures or network disruptions, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, or vulnerabilities in our third-party service providers’ systems, could disrupt our operations by impeding our processing of transactions, financial reporting and our ability to protect our customer or company information, which could adversely affect our business and results of operations. Additionally, we face increased information technology security and fraud risks due to our increased reliance on working remotely during the COVID-19 pandemic and beyond, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Finally, we can provide no assurance that the networks and systems that our third-party service providers have established or use will be effective.
Although we have implemented certain processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.
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
The Chemical Facility Anti-Terrorism Standards program (“CFATS Program”), which is administered by the Department of Homeland Security (“DHS”), identifies and regulates chemical facilities to ensure that they have security measures in place to reduce the risks associated with potential terrorist attacks on chemical plants located in the U.S. DHS has enacted rules under the CFATS Program that impose comprehensive federal security regulations for high-risk chemical facilities in possession of specified quantities of chemicals of interest. These rules establish risk-based performance standards for the security of the U.S.’s chemical facilities. They require covered chemical facilities to prepare Security Vulnerability Assessments, which identify facility security vulnerabilities, and to develop and implement Site Security Plans, which include measures that satisfy the identified risk-based performance standards. We have implemented all necessary changes to comply with the rules under the CFATS Program to date, however, we cannot determine with certainty any future costs associated with any additional security measures that DHS may require.
The occurrence of extraordinary events, including future terrorist attacks and the outbreak or escalation of hostilities, cannot be predicted, and their occurrence can be expected to continue to negatively affect the economy in general, and the markets for our products in particular. The resulting damage from a direct attack on our assets, or assets used by us, could

Albemarle Corporation and Subsidiaries

include loss of life and property damage. In addition, available insurance coverage may not be sufficient to cover all of the damage incurred or, if available, may be prohibitively expensive.
National or international disputes, political instability, terrorism war or armed hostilities, could impact our results of operations.
Geo-political events, national or international disputes, political instability, terrorism or other acts of violence, war or armed hostilities may cause damage or disruption to our operations, international commerce and the global economy. Such geo-political instability and uncertainty could have a negative impact on our ability to conduct business in certain regions based on trade restrictions, embargoes and export control law restrictions, and logistics restrictions, and could increase the costs, risks and adverse impacts from these new challenges. We may also be the subject of increased cybersecurity breaches arising from geo-political instability. Any such events may also have the effect of heightening many of the other risks described herein, such as those relating to capital markets, raw materials, energy and freight costs, our supply chain, information security and market conditions, any of which could negatively affect our businesses, financial condition, results of operations and cash flows.
The U.S. government and other nations have imposed significant restrictions on most companies’ ability to do business in Russia as a result of the military conflict between Russia and Ukraine. It is not possible to predict the broader or longer-term consequences of this conflict, which could include further sanctions, embargoes, regional instability, energy shortages, geopolitical shifts and adverse effects on macroeconomic conditions, security conditions, currency exchange rates and financial markets.We currently do not sell our products into Russia nor have assets or any operations in the country, however, a significant escalation or expansion of economic disruption or the conflict’s current scope could have a material adverse effect on our results of operations due to its impact in the countries in which we do conduct business.
At this time, the current situation in the Middle East has resulted in our business operations continuing as normal with some shipping and raw material delays. However, the geo-political climate remains volatile and a disruption could occur at any time, potentially causing a financial impact to our business.
Natural disasters or other unanticipated catastrophes could impact our operations and could have a material adverse effect on our results of operations, financial position, and cash flows.
The occurrence of natural disasters, such as hurricanes, floods, droughts, extreme heat, storms or earthquakes; pandemics, such as the COVID-19 pandemic; or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers, or customers do business could cause interruptions in our operations. Historically, major hurricanes have caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and certain of our suppliers of raw materials, which has had an adverse impact on volume and cost for some of our products. Our operations in Chile could be subject to significant rain events and earthquakes, and our operations in Asia could be subject to weather events such as typhoons. A global or regional pandemic or similar outbreak in a region in which we or our key partners, customers, or suppliers operate could disrupt business, depending on factors including, but not limited to, the duration and severity of the pandemic, government restrictions on businesses and individuals, impact on demand for our products, impact on the supply chain network, and the health and safety of our employees and the communities in which we do business. If similar or other weather events, natural disasters, or other catastrophic events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.
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
We may be exposed to certain physical, transitional, regulatory and financial risks related to climate change.
Climate change includes changes in rainfall and in storm patterns and intensities, water shortages, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, there have been concerns regarding the declining water level of the Dead Sea, from which our joint venture, JBC, produces bromine. Climate changes and unprecedented weather events may pose a risk to business operations in vulnerable areas. In some regions including China,

Albemarle Corporation and Subsidiaries

extreme heat and drought conditions could also impact the availability of hydropower resulting in decreased production and/or increased costs. Storms could cause business interruptions, incur additional restoration costs, and impact product availability and pricing. Disruptions to the global supply chain due to climate related impacts or geopolitical events are possible and exist as external risk factors that we can respond to but not control. These events could limit the supply of key raw materials to us, or could have significant impacts to pricing. We work with numerous independent suppliers to mitigate lack of availability from a single supplier, however in some cases products with limited numbers of suppliers may become difficult to obtain.
Potential transition risks related to climate change include increased battery regulation, potential loss of customers due to climate-related performance, and increased costs related to carbon pricing. Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including regulating greenhouse gas emissions. Potentially, additional U.S. federal regulation will be forthcoming with respect to greenhouse gas emissions (including carbon dioxide) and/or “cap and trade” legislation that could impact our operations. In addition, we have operations in the E.U., Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented, or may implement, measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set targets for reducing greenhouse gas emissions. Significant regional or national differences in approaches to environmental laws and regulations could affect us disproportionately compared to our competitors and result in a competitive disadvantage to us.
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
Failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business, results of operations, financial condition, or stock price.
In recent years, there has been an increased focus from stakeholders, regulators and the public in general on ESG matters, including greenhouse gas emissions and climate-related risks, renewable energy, water stewardship, waste management, diversity, equality and inclusion, responsible sourcing and supply chain, human rights, and social responsibility. Given our commitment to ESG, we actively manage these issues and have established and publicly announced certain goals, commitments, and targets which we may refine further in the future. These goals, commitments, and targets reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Evolving stakeholder expectations, regulatory obligations, economic conditions and our efforts to manage these issues, report on them, and accomplish our goals present numerous operational, regulatory, reputational, financial, legal, and other risks, any of which could have a material adverse impact, including on our reputation and stock price.
Meeting the ESG goals we have set and publicly disclosed will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers and potential customers are dissatisfied with our ESG goals or our progress towards meeting them, then they may choose not to buy our products and services, which could lead to reduced revenue, and our reputation could be harmed. In addition, we could experience reduced revenue and reputational harm if we are targeted by anti-ESG groups or influential individuals who disagree with our public positions on social or environmental issues. Additionally, lawsuits or regulatory actions based on allegations that certain public statements regarding ESG-related matters by companies are false and misleading “greenwashing” campaigns could adversely impact our operations and could have an adverse impact on our financial condition.
We may be unable to satisfactorily meet evolving standards, regulations and disclosure requirements related to ESG. Such matters can affect the willingness or ability of investors to make an investment in our Company, as well as our ability to meet regulatory requirements, including proposed rules related to greenhouse gas emissions. Any failure, or perceived failure, to meet evolving stakeholder expectations, additional regulations and industry standards or achieve our ESG goals, commitments, and targets could have an adverse effect on our business, results of operations, financial condition, or stock price.

Albemarle Corporation and Subsidiaries

Item 1B.	Unresolved Staff Comments.
NONE

Item 1C.	Cybersecurity.
Albemarle recognizes the importance of maintaining the security and integrity of our information systems and the data we collect, process, and store. We have implemented a comprehensive cybersecurity program based on the National Institute of Standards and Technology Cybersecurity Framework (“CSF”). As such, we map the CSF to corresponding legal, regulatory, and industry security practices, which guide our global policies and procedures to prevent, identify, protect, detect, respond, and recover from cybersecurity threats and incidents. Our cybersecurity program is overseen by our Chief Information Security Officer (“CISO”), and it is integrated into our overall enterprise risk management framework and thus is factored into our long-term strategy and business continuity plans. Our CISO is a Certified Information Systems Security Professional and a Certified Ethical Hacker with more than 25 years of experience as a cybersecurity professional working extensively with critical infrastructure partners to reduce cyber risk within traditional and operation technology networks.
Our leadership team receives monthly updates on security operations and governance functions as part of monthly Information Security Council meetings led by our CISO. The Audit and Finance Committee of our Board of Directors oversees information security matters and the Company’s cybersecurity program. Our Chief Information Officer and CISO report on cybersecurity related matters, including the status of ongoing initiatives, incident reporting, compliance with regulatory requirements and industry standards, and emerging threats in global cybersecurity, on a periodic and as needed basis to the Audit and Finance Committee. The Audit and Finance Committee offers guidance on certain matters and approval for material initiatives. In addition, the full Board of Directors is updated on cybersecurity matters as needed depending on the nature and materiality of a cybersecurity matter.
All information assets are inventoried, classified, prioritized, and protected based on the respective risk, with appropriate cybersecurity controls applied to each. We have also implemented and maintain a documents management program which governs the classification, protection, and use of sensitive company data within the Albemarle environment.
All business-requested technologies and third-party service providers must successfully complete a thorough cybersecurity and contract review before being approved for use, after which they become part of our continuous risk monitoring program. Cybersecurity risks and potential costs are evaluated as a part of business operations, and the respective business impacts are continuously assessed to address evolving threats and vulnerabilities. We engage a third-party global firm to conduct an annual cyber assessment using the CSF, and we engage external vendors to validate our security controls and procedures through periodic penetration tests.
We follow a zero-trust architecture approach and enforce the use of multi-factor authentication and virtual private network technologies for all external access to provide secure support for our remote workers. Information security training is part of our compliance program, and includes mandatory security training for new hires, mandatory yearly security training for all staff, and regular phishing tests to raise awareness and response actions.
Our team of cybersecurity professionals are responsible for maintaining a global information systems environment that focuses on least privilege, least functionality, and network segmentation throughout the landscape using a layered approach (i.e. a defense-in-depth strategy). This includes a security operations center and cybersecurity engineers who provide 24/7 network monitoring.
As further discussed in Item 1A. Risk Factors, a material cybersecurity incident could significantly increase the cost of doing business or otherwise adversely impact our financial results and condition. To date we have not had a cybersecurity incident that has had, or is reasonably likely to have, a material effect on our financial results or business operations; however, we monitor and work to continuously improve our cybersecurity program as threats become more frequent and sophisticated.
All our manufacturing sites have formal business continuity plans that address site-specific priority responses, each determined through business impact analyses that integrate within our overall corporate crisis management response plan and enterprise risk management program. We also conduct frequent drills and exercises of formal cyber response procedures and business continuity plans. Lessons learned from the outcomes of these exercises are then assessed and used to inform and improve our formal cyber response procedures and business continuity plans.

Albemarle Corporation and Subsidiaries

In the event of, or the reasonably likely threat of, a cybersecurity incident, our cyber response procedures outline the tasks and timeline for the escalation of the incident to key members of the organization, including the information technology team, business unit management, and Albemarle executives and other key management. These individuals would participate in a special event management plan activation meeting to gain an understanding as to how the incident was detected and analysis of the incident. Each member of management involved would be responsible for assessing the risks, impact, and necessary response as determined by their role. The procedures include key considerations each manager should consider in their assessment as well as their responsibility for involvement in remediation efforts and post-incident strategic reviews. Specific legal and executive role procedures include the assessment of necessary internal communication and external reporting. The Chief Executive Officer, with the support of other executive officers, is responsible for approval of incident reporting and informing and updating the Board of Directors.

Item 2.	Properties.
We operate globally, with our principal executive offices located in Charlotte, North Carolina and regional shared services offices located in Budapest, Hungary and Dalian, China. Each of these properties are leased. We and our affiliates also operate regional sales and administrative offices in various locations throughout the world, which are generally leased.
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2023, the Company’s manufacturing plants operated at approximately 75% capacity, in the aggregate.
Set forth below is information regarding our production facilities operated by us and our affiliates. Additional details regarding our significant mineral properties can be found below the table.

Location	Principal Use	Owned/Leased
Energy Storage
Chengdu, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Greenbushes, Australia(a)	Production of lithium spodumene minerals and lithium concentrate	Owned(c)
Kemerton, Australia	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Kings Mountain, NC	Production of technical and battery-grade lithium hydroxide, lithium salts and battery-grade lithium metal products	Owned
La Negra, Chile	Production of technical and battery-grade lithium carbonate and lithium chloride	Owned
Qinzhou, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Salar de Atacama, Chile(a)	Production of lithium brine and potash	Owned(d)
Silver Peak, NV(a)	Production of lithium brine, technical-grade lithium carbonate and lithium hydroxide	Owned
Wodgina, Australia(a)	Production of lithium spodumene minerals and lithium concentrate	Owned and leased(c)
Xinyu, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Specialties
Baton Rouge, LA	Research and product development activities, and production of fire safety solutions	Leased
Langelsheim, Germany	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned
Magnolia, AR(a)	Production of fire safety solutions, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned
New Johnsonville, TN	Production of butyllithium and specialty products	Owned
Safi, Jordan(a)	Production of bromine and derivatives and fire safety solutions	Owned and leased(c)
Taichung, Taiwan	Production of butyllithium	Owned
Twinsburg, OH	Production of bromine-activated carbon	Leased
Ketjen
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned
Bitterfeld, Germany	Refinery catalyst regeneration, rejuvenation, and sulfiding	Owned(c)
La Voulte, France	Refinery catalysts regeneration and treatment, research and development activities	Owned(c)

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
McAlester, OK	Refinery catalyst regeneration, rejuvenation, pre-reclaim burn off, as well as specialty zeolites and additives marketing activities	Owned(c)
Niihama, Japan	Production of refinery catalysts	Leased(c)
Pasadena, TX(b)	Production of aluminum alkyls, orthoalkylated anilines, refinery catalysts and other specialty chemicals; refinery catalysts regeneration services and research and development activities	Owned
Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned(c)
Takaishi City, Osaka, Japan	Production of aluminum alkyls	Owned(c)
(a)    See below for further discussion of these significant mineral extraction facilities.
(b)    The Pasadena, Texas location includes three separate manufacturing plants, primarily utilized by Ketjen, that are owned, including one plant that is owned by an unconsolidated joint venture.
(c)    Owned or leased by joint venture.
(d)    Ownership will revert to the Chilean government once we have sold all remaining amounts under our contract with the Chilean government pursuant to which we obtain lithium brine in Chile.

Mineral Properties
Set forth below are details regarding our mineral properties operated by us and our affiliates, which have been prepared in accordance with the requirements of subpart 1300 of Regulation S-K issued by the SEC. The following terms used in this Annual Report on Form 10-K are defined and used in accordance with subpart 1300 of Regulation S-K:
Mineral resource - a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction.
Measured mineral resource - that part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with a measured mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support detailed mine planning and final evaluation of the economic viability of the deposit.
Indicated mineral resource - that part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit.
Inferred mineral resource - that part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.
Mineral reserve - an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project.
Proven mineral reserve - the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
Probable mineral reserve – the economically mineable part of an indicated and, in some cases, a measured mineral resource.
Cutoff grade - the grade (i.e., the concentration of metal or mineral in rock) that determines the destination of the material during mining. For purposes of establishing “prospects of economic extraction,” the cut-off grade is the grade that distinguishes material deemed to have no economic value from material deemed to have economic value.
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

Albemarle Corporation and Subsidiaries

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
Overview
At December 31, 2023, we had the following mineral extraction facilities:

Location	Business Segment	Ownership %	Extraction Type	Stage
Australia
Greenbushes	Energy Storage	49%	Hard rock	Production
Wodgina(a)	Energy Storage	50%	Hard rock	Production
Chile
Salar de Atacama(b)	Energy Storage	100%	Brine	Production
Jordan
Safi(b)	Specialties	50%	Brine	Production
United States
Kings Mountain, NC	Energy Storage	100%	Hard rock	Development
Magnolia, AR(b)	Specialties	100%	Brine	Production
Silver Peak, NV(b)	Energy Storage	100%	Brine	Production
(a)    Production of spodumene concentrate at the Wodgina mine resumed in the second quarter of 2022 after it had been idled in 2019, following the acquisition of our interest in Wodgina. On October 18, 2023, we completed the restructuring of our MARBL joint venture, which reduced our ownership percentage of Wodgina from 60% to 50%.
(b)    Site includes on-site, or otherwise near-by, exclusive conversion facilities. See individual property disclosure below for further details.
Aggregate annual production from our mineral extraction facilities is shown in the below table. Amounts represent Albemarle’s attributable portion based on ownership percentages noted above and are shown in thousands of metric tonnes of

Albemarle Corporation and Subsidiaries

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

	Aggregate Annual Production (metric tonnes in thousands)
	Year Ended December 31,
	2023	2022	2021
Lithium (lithium metal)(a)
Australia
Greenbushes(b)	21	19	13
Wodgina(c)	7	3	—
Chile
Salar de Atacama(d)	10	10	8
United States
Silver Peak, NV	1	1	1
Total lithium metal	39	33	22
Bromine
Jordan
Safi(e)(f)	58	60	57
United States
Magnolia, AR(g)	82	73	71
Total bromine	140	133	128
(a)    Lithium production amounts shown as lithium metal. Conversion to LCE is 0.1878 metric tonne of lithium metal to 1 metric tonne of LCE.
(b)    Production from Greenbushes represents 49% of production of the Greenbushes mine, which is attributable to the Company’s interest in the Windfield joint venture.
(c)    Production of spodumene concentrate at the Wodgina mine resumed in the second quarter of 2022 after it had been idled in 2019. Production amounts presented from Wodgina represent 60% of production of the Wodgina mine which is attributable to the Company’s interest in the MARBL joint venture until October 18, 2023, when we reduced our ownership percentage to 50% following the restructuring of the MARBL joint venture with MRL. The above production amounts reflect that change in ownership percentage beginning on October 18, 2023.
(d)    The Salar de Atacama operation also produces potash (potassium chloride), bichofite, halite and sylvinite as byproducts. However, the Company does not consider production of these byproducts as material to the economics of the operation.
(e)    Production from Safi represents the 50% production by the Jordan Bromine Project, which is attributable to the Company’s interest in the JBC joint venture.
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
The following table provides a summary of our mineral resources, exclusive of reserves, at December 31, 2023. The below mineral resource amounts are rounded and shown in thousands of metric tonnes. Where applicable, the amounts represent Albemarle’s attributable portion based on ownership percentages noted. The relevant technical information supporting mineral resources for each material property is included in the “Material Individual Properties” section below, as well as in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

Albemarle Corporation and Subsidiaries

	Measured Mineral Resources		Indicated Mineral Resources		Measured and Indicated Mineral Resources		Inferred Mineral Resources
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock:
Australia
Greenbushes(a)	—	—	37,100	1.48%	37,100	1.48%	5,800	1.19%
Wodgina(b)	—	—	8,800	1.31%	8,800	1.31%	81,700	1.12%
United States
Kings Mountain, NC	—	—	46,816	1.37%	46,816	1.37%	42,869	1.10%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	471	2,390	363	1,943	834	2,195	237	1,617
United States
Silver Peak, NV	14	153	36	144	50	146	90	121
(a)    Through our Windfield joint venture, we own a 49% interest in the Greenbushes mine. We are therefore reporting 49% of Greenbushes’ mineral resources.
(b)    Through our MARBL joint venture, we own a 50% interest in Wodgina. We are therefore reporting 50% of Wodgina’s mineral resources.
The feedstock for the Safi, Jordan site, owned 50% by Albemarle through its JBC joint venture, is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, Arab Potash Company (“APC”) has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 175.69 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 parts per million (“ppm”).
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.
The following table provides a summary of our mineral reserves at December 31, 2023. The below mineral reserve amounts are rounded and shown in thousands of metric tonnes. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral reserves for each material property is included in the “Material Individual Properties” section below, as well as the in the technical report summaries referenced in Exhibits 96.1 to 96.6 to this report.

Albemarle Corporation and Subsidiaries

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock(a):
Australia
Greenbushes(b)	—	—	71,800	1.82%	71,800	1.82%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	321	2,354	210	2,050	531	2,226
United States
Silver Peak, NV	14	94	54	95	68	95
Bromine:
United States
Magnolia, AR(c)	2,706		611		3,317
(a)    The Wodgina mine is at an initial assessment level, and as a result, contains no mineral reserves. Mineral reserve estimates are not applicable for the Kings Mountain site.
(b)    Through our Windfield joint venture, we own a 49% interest in the Greenbushes mine. We are therefore reporting 49% of Greenbushes’ mineral reserves.
(c)    The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range over 6,000 mg/L.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate for the Safi, Jordan bromine site attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.07 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 7,645 ppm based on historical pumping.
Mineral resource and reserve estimates were prepared by a QP with an effective date provided in the individual technical report summaries referenced in Exhibits 96.1 to 96.6 to this report. Differences between the amounts in the table above and those amounts in the technical report summaries represent estimated depletion from the effective date of the report until December 31, 2023, and in the case of Wodgina, the decrease in ownership interest to 50% from 60%. Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.
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

Albemarle Corporation and Subsidiaries

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
Perth Canyon Marine Park
Perth Canyon Multiple Use Zone
Geographe Marine Park
South-west Corner Special Purpose Zone (Mining Exclusion)
Stirling Range National Park
Mount Roe National Park
D'Entrecasteaux
95
94
40
2
20
1
30
120
102
N
0 25 50 100
Kilometers

The Greenbushes mine is a hard rock, open pit mine (latitude 33° 52´S, longitude 116° 04´ E) located approximately 250km south of Perth, Western Australia, 90km southeast of the port of Bunbury, a major bulk-handling port in the southwest of Western Australia. The lithium mining operation is near the Greenbushes townsite located in the Shire of Bridgetown-

Albemarle Corporation and Subsidiaries

Greenbushes. Access to the Greenbushes Mine is via the paved South Western Highway between Bunbury and Bridgetown to Greenbushes Township and via the paved Maranup Ford Road to the Greenbushes Mine.
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
About 55% of the tenements held by Talison are covered by Western Australia’s State Forest, which is under the authority of the Western Australia Department of Biodiversity, Conservation and Attractions. The majority of the remaining land is private land that covers about 40% of the surface rights. The remaining ground comprises crown land, road reserves and other miscellaneous reserves. The tenements cover a total area of approximately 10,000 hectares and include the historic Greenbushes tin, tantalum and current lithium mining areas. See section 3 of the Greenbushes technical report summary, filed as Exhibit 96.1 to this report, for a listing of tenements held by the Greenbushes site. Talison holds the mining rights for all lithium minerals on these tenements. The operating open pit lithium mining and processing plant area covers approximately 3,500 hectares comprising three mining leases. All lithium mining activities, including tailings storage, processing plant operations, open pits and waste rock dumps, are currently carried out within the boundaries of the three mining leases plus two general purpose leases. In order to keep the granted tenements in good standing, Talison is required to maintain permits, make an annual contribution to the statutory Mining Rehabilitation Fund and pay a royalty on concentrate sales for lithium mineral production as prescribed under the Mining Act 1978 in Western Australia. There are no private royalties that apply to the Greenbushes property. Talison continues to review all tenements on an annual basis and ensures compliance with relevant regulatory requirements and fees for maintenance of these tenements.
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
The main lithium-bearing minerals are spodumene (containing approximately 8% lithium oxide) and varieties kunzite and hiddenite. Minor to trace lithium minerals include lepidolite mica, amblygonite and lithiophilite. Lithium is readily leached in the weathering environment and thus is virtually non-existent in weathered pegmatite. Exploration drilling at Greenbushes has been ongoing for over 40 years using reverse circulation and diamond drill holes.
Three lithium mineral processing plants are currently operating on the Greenbushes site, two chemical grade plants and a technical grade plant. Tailings are discharged to the tailings storage facility without the need for any neutralization process. Additional infrastructure on site includes power and water supply facilities, a laboratory, administrative offices, occupational health/safety/training offices, dedicated mines rescue area, stores, storage sheds, workshops and engineering offices. The Greenbushes site also leases production drills, excavators, trucks and various support equipment to extract the ore deposit by open pit methods. Talison’s power is delivered by a local distribution system and reticulated and metered within the site. Water is sourced from rainfall and stored in several process dams located on site. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2023, our 49% ownership interest of the gross asset value of the facilities at the Greenbushes site was approximately $803.5 million. Greenbushes is currently constructing a new chemical grade plant with a target completion in 2025 and is developing plans for a fourth chemical grade plant to be constructed in 2027. Other planned upgrades to the infrastructure include a new mine service area, a new mine access road, expansions of warehouse and laboratories and the expansion of tailings facilities.
Talison ships the chemical-grade lithium concentrate in vessels to our facilities in Meishan and Xinyu, China, and by land transport to our Kemerton, Australia facility, to process into battery-grade lithium hydroxide. In addition, the output from Talison can be used by tolling entities in China to produce both lithium carbonate and lithium hydroxide.

Albemarle Corporation and Subsidiaries

A summary of the Greenbushes facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2023 is shown in the following tables. SRK Consulting (U.S.) Inc. (“SRK”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of lithium mineral resources and reserves at the Greenbushes facility, with an effective date of December 31, 2023. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Greenbushes facility, dated February 9, 2024, with an effective date of June 30, 2023, is filed as Exhibit 96.1 to this report. The amounts represent Albemarle’s attributable portion based on a 49% ownership percentage, and are presented as metric tonnes of lithium ore in thousands.
The Greenbushes mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2023 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Indicated mineral resources	37,100	1.48%
Inferred mineral resources	5,800	1.19%
•Albemarle’s attributable portion of mineral resources is 49%.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Mineral resources have been reported as in situ (hard rock within an optimized pit shell and above the effective cutoff grade).
•Mineral resources have been categorized subject to the opinion of the QP based on the quality of informing data for the estimate, consistency of geological/grade distribution, and data quality.
•Mineral resources which are contained within the mineral reserves pit design may be excluded from mineral reserves due to an Inferred classification.
•All indicated stockpiled resources have been converted to mineral reserves.
•Open pit mineral resources are reported considering a nominal set of assumptions for reporting purposes:
◦Chemical grade plant weight recovery (mass yield) varies as a function of Li2O% grade. The mass yield equation used for reasonable prospects for economic extraction pit optimization is Mass Yield %=9.362 x Li2O%^1.319 - 1.5, subject to a 97% recovery limitation when the Li2O grade exceeds 5.8%. Recovery is set to zero when the mass yield equation result for a block is less than zero.
◦Derivation of economic cutoff grade for mineral resources is based on the mine gate pricing of $1,525/t of 6% Li2O concentrate. The mine gate price is based on $1,650/t-conc CIF less $125/t-conc for government royalty and transportation to China.
◦Costs estimated in Australian Dollars (“AUD”) were converted to U.S. dollars based on an exchange rate of AUD1.00:$0.68.
◦The economic cutoff grade calculation is based on $2.67/t-ore incremental ore mining cost, $31.90/t-ore processing cost, $9.24/t-ore G&A cost, and $2.35/t-ore sustaining capital cost. Incremental ore mining costs are the costs associated with the run-of-mine loader, stockpile rehandling, grade control assays and rockbreaker.
◦The price, cost and mass yield parameters produce a calculated resource economic cutoff grade of 0.576% Li2O. However, due to the internal constraints of the current operations, an elevated mineral resource cutoff grade of 0.7% Li2O has been applied. SRK notes actual economic cutoff grade is lower, but it is the QP’s opinion to use a 0.7% Li2O cutoff grade to align with current site practices.
◦An overall 40° (east side) and 47° (west side) pit slope angle, 0% mining dilution, and 100% mining recovery.
◦Mineral resources were reported above the assigned 0.7% Li2O cutoff grade and are constrained by an optimized 0.90 revenue factor pit shell.
◦No infrastructure movement capital costs have been added to the optimization.
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Greenbushes indicated mineral resources of 37.1 million metric tonnes at December 31, 2023 increased by 70% from 21.8 million metric tonnes at December 31, 2022. The Greenbushes inferred mineral resources of 5.8 million metric tonnes at December 31, 2023 decreased by 80% from 28.3 million metric tonnes at December 31, 2022. The overall decrease in mineral resources was primarily driven by an update of the resource model as a result of the availability of new drilling data as well as mine depletion during 2023.

Albemarle Corporation and Subsidiaries

The Greenbushes mineral reserve estimates with depletion from production from the effective date of the report through December 31, 2023 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Probable mineral reserves:
Reserve Pit	70,400	1.81%
Stockpiles	1,400	2.51%
•Albemarle’s attributable portion of mineral resources and mineral reserves is 49%.
•Mineral reserves are reported exclusive of mineral resources.
•Indicated in situ resources have been converted to Probable reserves.
•Indicated stockpile resources have been converted to Probable mineral reserves.
•Mineral reserves are reported considering a nominal set of assumptions for reporting purposes:
◦Mineral reserves are based on a mine gate price of $1,383/metric tonne of chemical grade concentrate (6% Li2O).
◦Mineral reserves assume 93% global mining recovery.
◦Mineral reserves are diluted at approximately 5% at zero grade for all mineral reserve blocks in addition to internal dilution built into the resource model (2.8% with the assumed selective mining unit of 5 meter x 5 meter x 5 meter).
◦The mass yield for reserves processed through the chemical grade plants is estimated based on mass yield formulas that vary depending on the Li2O% grade of the plant feed. For chemical grade plant 1, the formula is Mass Yield %=9.362 x Li2O%^1.319, subject to a 97% recovery limitation when the Li2O grade exceeds 5.5%. For chemical grade plant 2, chemical grade plant 3 and chemical grade plant 4, the formula is Mass Yield %=9.362 x Li2O%^1.319 - 1.5 subject to a 97% recovery limitation when the Li2O grade exceeds 5.8%. The weighted average life of mine mass yield for the four chemical grade plants is 19.5%.
◦The formula for mass yield for reserves processed through the technical grade plant is Mass Yield %=26.629 x Li2O% - 60.455. There is approximately 3.2 million metric tonnes of technical grade plant feed at 3.7% Li2O. The average life of mine mass yield for the technical grade plant is 38.0%.
◦Although Greenbushes produces a technical grade product from the current operation, it is assumed that the reserves reported herein will be sold as a chemical grade product. This assumption is necessary because feed for the technical grade plant is currently only defined at the grade control or blasting level. Therefore, it is conservatively assumed that concentrate produced by the technical grade plant will be sold at the chemical grade product price.
◦Derivation of economic cutoff grade for reserves is based on mine gate pricing of $1,383/t of 6% Li2O concentrate. The mine gate price is based on $1,500/t-conc CIF less $117/t-conc for government royalty and transportation.
◦Costs estimated in AUD were converted to U.S. dollars based on an exchange rate of AUD1.00:$0.68.
◦The economic cutoff grade calculation is based on US$2.67/t-ore incremental ore mining cost, $31.90/t-ore processing cost, $9.24/t-ore G&A cost, and $2.35/t-ore sustaining capital cost. Incremental ore mining costs are the costs associated with the run-of-mine loader, stockpile rehandling, grade control assays and rockbreaker
◦The price, cost and mass yield parameters produce a calculated economic cutoff grade of 0.606% Li2O. However, due to the internal constraints of the current operations, an elevated Mineral Reserves cutoff grade of 0.7% Li2O has been applied.
◦The cutoff grade of 0.7% Li2O was applied to reserves that are constrained by the ultimate pit design and are detailed in a yearly mine schedule.
◦Stockpile reserves have been previously mined and are reported at a 0.7% Li2O cutoff grade.
•Waste tonnage within the reserve pit is 716.6 million metric tonnes at a strip ratio of 4.93:1 (waste to ore – not including mineral reserve stockpiles).
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding. Mineral reserves metric tonnes are rounded to the nearest hundred thousand tonnes.
The Greenbushes total mineral reserves of 71.8 million metric tonnes at December 31, 2023 decreased by 7% from 77.0 million metric tonnes at December 31, 2022. The decrease in total mineral reserves was primarily driven by a different mineral resources block model, a higher strip ratio, an increase in estimated operating costs and 2023 mine depletion from 2023 production.
The life of mine sustaining capital cost of $2.35/metric tonne of ore was used only for the purposes of pit optimization and cut-off grade calculation. This sustaining capital cost was based on estimates of life of mine annual sustaining capital costs for Greenbushes that were included in the 2024 budget. Subsequent to pit optimization, design and scheduling, a detailed estimate of life of mine sustaining capital costs was prepared.
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
The Wodgina pegmatite deposits were discovered in 1902. Since then, the pegmatite-hosted deposits have been mined for tin, tantalum, beryl, and lithium by various companies. Mining occurred sporadically until Goldrim Mining formed a new partnership with Pan West Tantalum Pty Ltd., who opened open pit mining at the site in 1989 and progressively expanded during the 1990s. Active mining at the Mt. Cassiterite pit has been started and stopped regularly between 2008 and the present. The mine was placed on care and maintenance in 2008, 2012, and most recently in 2019. In 2016, MRL acquired the mine and upgraded the processing facilities and site infrastructure to 750ktpa spodumene plant producing 6% spodumene concentrate, completed in 2019. On October 31, 2019, we completed the acquisition of a 60% interest in this hard rock lithium mine project and formed an unincorporated joint venture with MRL, named MARBL. We formed MARBL for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from Wodgina. Production of spodumene concentrate from the first and second trains at the Wodgina mine was achieved in May and July of 2022, respectively, after it had been idled following its acquisition in 2019. On October 18, 2023, we closed on the restructuring of the MARBL joint venture with MRL, which resulted in the reduction of our ownership interest in Wodgina to 50% from 60%.
Wodgina holds mining tenements within the Karriyarra native title claim and are subject to the Land Use Agreement dated March 2001 between the Karriyarra People and Gwalia Tantalum Ltd (now Wodgina Lithium, a 100% subsidiary of MRL, our MARBL joint venture partner). See section 3 of the Wodgina technical report summary, filed as Exhibit 96.2 to this report, for a listing of all mining and exploration land tenements, which are in good standing and without any known impediments. Certain

Albemarle Corporation and Subsidiaries

tenements are due for renewal in 2026 and another in 2030. Drilling and exploration activities have been conducted throughout the mining life of the Wodgina property.
The Wodgina mine is a pegmatite lithium deposit with spodumene the dominant mineral. The lithium mineralization occurs as 10 - 30 cm long grey-white spodumene crystals within medium grained pegmatites comprising primarily of quartz, feldspar, spodumene, and muscovite. Typically, the spodumene crystals are oriented orthogonal to the pegmatite contacts.
The facilities at Wodgina consist of a three stage crushing plant, the spodumene concentration plant, administrative offices, an accommodation camp, a power station, gas pipeline, three mature and reliable water bore fields, extension for future tailing storage and a fleet of owned and leased mine production equipment. The gas pipeline feeds the site power station to provide the power to the facilities. Water is obtained from the dedicated water bore fields. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2023, our 50% ownership interest of the gross asset value of the facilities at our Wodgina site was approximately $271.0 million.
A summary of the Wodgina facility’s lithium mineral resources as of December 31, 2023 is shown in the following table. SRK served as the QP and prepared the estimates of lithium mineral resources at the Wodgina facility, with an effective date of December 31, 2023. No reserves have been declared at Wodgina. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource estimates at the Wodgina facility, dated February 14, 2023, with an effective date of December 31, 2022, is filed as Exhibit 96.2 to this report. The mineral resource economic assumptions remain unchanged from December 31, 2022. The December 31, 2022 resource has been depleted for actual production and adjusted for the new 50% ownership percentage noted above, and is reported as of December 31, 2023 in the below table. Mineral resources represent 50% interest in Wodgina, which is attributable to the Company’s interest in the MARBL joint venture. Amounts are presented as metric tonnes of lithium ore in thousands.
The Wodgina mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2023 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Indicated mineral resources	8,800	1.31%
Inferred mineral resources	81,700	1.12%
•The summary mineral resources attributable tonnes reflects Albemarle’s 50% ownership percentage in Wodgina.
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
•Mass yield is defined as (Li2O%*metallurgical recovery) / concentrate grade where Li2O% = lithium oxide grade in percent, metallurgical recovery = 65% and concentrate grade = 6%.
•The mineral resources are constrained by an economic pit shell using an overall 43° pit slope angle, 0% mining dilution, and 100% mining recovery.
•There are no known legal, political, environmental, or other risks that could materially affect the potential development of the Mineral Resources based on the level of study completed for this property.
The Wodgina indicated mineral resources of 8.8 million metric tonnes at December 31, 2023 decreased by 30% from 12.6 million metric tonnes at December 31, 2022. The Wodgina inferred mineral resources of 81.7 million metric tonnes at December 31, 2023 decreased by 17% from 98.3 million metric tonnes at December 31, 2022. The decrease in mineral resources was driven by the change in ownership interest in Wodgina from 60% to 50% as a result of the restructuring of the MARBL joint venture agreement, and depletion during the year. There were no changes to the model.
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

Albemarle Corporation and Subsidiaries

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
The facilities at the Salar de Atacama consist of extraction wells, evaporation and concentration ponds, leaching plants, a potash plant, a drying plant, a salar yield improvement plant, services and general areas, including salt stockpiles, as well as a fleet of owned and leased equipment. In addition, the site includes administrative offices, an operations building and a laboratory. The extracted concentrated lithium brine is sent to the La Negra plant by truck for processing. The Salar de Atacama has its own powerhouse that generates the energy necessary for the entire operation of the facilities. We also have permanent and continuous groundwater exploitation rights for two wells that are for industrial use and to supply the Salar de Atacama facilities. The La Negra facilities consist of a boron removal plant, a calcium and magnesium removal plant, two lithium carbonate conversion plants, a lithium chloride plant, evaporation-sedimentation ponds, an offsite area where the raw materials are housed and the inputs that are used in the process are prepared, a dry area where the various products are prepared, as well as a fleet of owned and leased equipment. La Negra is supplied electricity from a local company and has rights to a well in the Peine community for its water supply. We completed construction of the third lithium carbonate conversion plant in late 2022. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2023, the combined gross asset value of our facilities at the Salar de Atacama and in La Negra, Chile (not inclusive of construction in process) was approximately $1.9 billion.
A summary of the Salar de Atacama facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2023 are shown in the following tables. SRK served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Salar de Atacama facility, with an effective date of December 31, 2023. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Salar de Atacama facility, dated February 14, 2023, with an effective date of August 31, 2022, is filed as Exhibit 96.3 to this report. The mineral resource economic assumptions remain unchanged from August 31, 2022. The August 31, 2022 resource has been depleted for actual production and is reported as of December 31, 2023 in the below table. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.

Albemarle Corporation and Subsidiaries

The Salar de Atacama mineral resource, exclusive of reserves, estimates with depletion from production from the effective date of the report to December 31, 2023 are summarized in the following table:

	Amount (‘000s metric tonnes)	Li Concentration (mg/L)
Measured mineral resources	471	2,390
Indicated mineral resources	363	1,943
Measured and Indicated mineral resources	834	2,195
Inferred mineral resources	237	1,617
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
◦Recovery factors for the salar operation increase gradually over the span of 4 years, from 40% in 2022 to the proposed salar yield improvement program 65% recovery in 2025. After that point, evaporation pond recovery is relatively constant at 65%. An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
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
The Salar de Atacama measured and indicated mineral resources, exclusive of reserves, as of December 31, 2023 did not change from the reported balances as of December 31, 2022 as all 2023 production was depleted from the reserves.
The Salar de Atacama reserve estimates with depletion from production from the effective date of the report through December 31, 2023 are summarized in the following table:

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Proven mineral reserves:
In Situ	297	2,316
In Process	24	2,841
Probable mineral reserves:
In Situ	210	2,050
Total mineral reserves:
In Situ	507	2,198
In Process	24	2,841
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the 2022 economic model.

Albemarle Corporation and Subsidiaries

•Proven reserves have been estimated as the lithium mass pumped during Years 2024 through 2033 of the proposed life of mine plan.
•Probable reserves have been estimated as the lithium mass pumped from 2034 until the end of the proposed life of mine plan (2041).
•The ratio of in situ proven to probable reserves has remained consistent through depletion since the development of the reserve model in 2022 with approximately 57% of the reserve designated as probable and 43% of the reserve designated as proven.
•Reserves are reported as lithium metal
•This mineral reserve estimate was derived based on a production pumping plan truncated in December 31, 2041 (i.e., approximately 19 years). This plan was truncated to reflect the projected depletion of Albemarle’s authorized lithium production quota.
•The 2022 reserve model used as the basis for depletion has not been updated. The following assumptions were used in developing that model:
◦The estimated economic cut-off grade for the Project is 858 mg/l lithium, based on the assumptions discussed below. The truncated production pumping plan remained well above the economic cut-off grade (i.e., the economic cut-off grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of $20,000/metric tonne CIF Asia.
◦Recovery factors for the salar operation increase gradually over the span of 4 years, from 40% in 2022 to the proposed salar yield improvement program 65% recovery in 2025. After that point, evaporation pond recovery remains relatively constant at 65%, An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
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
The Salar de Atacama total mineral reserves of 531,000 metric tonnes at December 31, 2023 decreased by 6% from 566,000 metric tonnes at December 31, 2022. The decrease in total mineral reserves was driven by depletion during the year as there were no changes to the model.
Additional information about key assumptions and parameters relating to the lithium mineral resources and reserves at the Salar de Atacama facility is discussed in sections 11 and 12, respectively, of the Salar de Atacama technical report summary.

Albemarle Corporation and Subsidiaries

Silver Peak, Nevada

460000
600000
Washington
Montana
South Dakota
Oregon
Idaho
Wyoming
Nevada
Utah
Colorado
Oklahoma
California
Arizona
New Mexico
Los Angeles
Texas
McGill
Ely
4350000
NEVADA
Hawthorne
Tonopah
4200000
Silver Peak
Bishop
Alamo
Big Pine
Beatty
Lone Pine
4050000
N
0
25
50
100
Kilometers
Pahrump
Summerlin South
15
515

The Silver Peak site (latitude 37.751773°N, longitude 117.639027°W) is located in a rural area approximately 30 miles southwest of Tonopah, in Esmeralda County, Nevada. It is located in the Clayton Valley, an arid valley historically covered with dry lake beds (playas). The operation borders the small, unincorporated town of Silver Peak, Nevada. Albemarle uses the Silver Peak site for the production of lithium brines, which are used to make lithium carbonate and, to a lesser degree, lithium hydroxide. Access to the site is off of the paved highway SR-265 in the town of Silver Peak, Nevada. The administrative offices are located on the south side of the road. The process facility is on the north side of the road and the brine operations are located approximately three miles east of Silver Peak on Silver Peak Road and occupy both the north and south sides of the road. In addition, access to the site is also possible via gravel/dirt roads from Tonopah, Nevada and Goldfield, Nevada.
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
The facilities at Silver Peak consist of extraction wells, evaporation and concentration ponds, a lithium carbonate plant, a lithium anhydrous plant, a lithium hydroxide plant, a new liming plant, wellfield and mill maintenance, a shipping and packaging facility and administrative offices, as well as a fleet of owned and leased equipment. Silver Peak is supplied electricity from a local company and we currently have two operating fresh water wells nearby that supply water to the facilities. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2023, the gross asset value of our facilities at our Silver Peak site was approximately $139.1 million.
A summary of the Silver Peak facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2023 is shown in the following tables. SRK served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Silver Peak facility, with an effective date of December 31, 2023. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Silver Peak facility, dated February 14, 2023, with an effective date of September 30, 2022, is filed as Exhibit 96.4 to this report. The mineral resource economic assumptions remain unchanged from September 30, 2022. The September 30, 2022 resource has been depleted for actual production and is reported as of December 31, 2023 in the below table. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.
The Silver Peak mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2023 are summarized in the following table:

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
◦A fixed brine pumping rate of 20,000 acre feet per year, ramped up from 2022 levels over a period of five years.

Albemarle Corporation and Subsidiaries

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
The Silver Peak measured and indicated mineral resources, exclusive of reserves, as of December 31, 2023 did not change from the reported balances as of December 31, 2022 as all 2023 production was depleted from the reserves.
The Silver Peak reserve estimates with depletion from production from the effective date of the report through December 31, 2023 are summarized in the following table:

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Proven mineral reserves:
In Situ	12	93
In Process	1	101
Probable mineral reserves:
In Situ	54	95
Total mineral reserves:
In Situ	66	95
In Process	1	101
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the 2022 economic model.
•Proven reserves have been estimated as the lithium mass pumped during the years 2024 through 2028 of the proposed life of mine plan.
•Probable reserves have been estimated as the lithium mass pumped from 2029 until the end of the proposed life of mine plan (2052).
•The ratio of in situ proven to probable reserves has remained consistent through depletion since the development of the reserve model in 2022 with approximately 82% of the reserve designated as Probable and 18% of the reserve designated as Proven.
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
•The 2022 reserve model used as the basis for depletion has not been updated. The following assumptions were used in developing that model:
◦The estimated economic cut-off grade for the Silver Peak project is 57 mg/l lithium, based on the assumptions discussed below. The production pumping plan was truncated due to technical uncertainty inherent in long-term production modeling and remained well above the economic cut-off grade (i.e., the economic cut-off grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of $20,000/metric tonne CIF North Carolina.
◦Recovery factors for the wellfield are = -206.23*(Li wellfield feed)^2 +7.1903*(wellfield Li feed) + 0.4609. An additional recovery factor of 78% lithium recovery is applied to the lithium carbonate plant.
◦A fixed brine pumping rate of 20,000 acre feet per year, ramped up from 2022 levels over a period of five years.
◦Operating cost estimates are based on a combination of fixed brine extraction, G&A and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating costs is calculated at approximately $6,200/metric tonne LC CIF North Carolina.
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
The Silver Peak total mineral reserves of 67,500 metric tonnes at December 31, 2023 decreased by 2% from 69,100 metric tonnes at December 31, 2022. The decrease in total mineral reserves was driven by depletion during the year as there were no changes to the model.
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
ALBEMARLE®
ALBEMARLE PROJECT
PROJECT LOCATION MAP
Drawn by: Abi Martin G.I.T., Wally Harildstad
File No.: ALBE20001.mxd
Checked by: Abi Martin G.I.T.
Date: April 21, 2020
Approved by: Tabetha Stirrett P.Geo.
Scale: 1:600,000
Revision: NA
Geo. Ref.: WGS 1984 UTM Zone 36N
RESPEC

Our 50% interest in JBC, a consolidated joint venture established in 1999, with operations in Safi, Jordan, acquires bromine that is originally sourced from the Dead Sea. JBC processes the bromine at its facilities into a variety of end products. The JBC operation (latitude 31°8'34.85"N , longitude 35°31'34.68"E) is located in Safi, Jordan, and is located on a 26-hectare area on the southeastern edge of the Dead Sea, about 6 kilometers north of the of the APC plant. JBC also has a 2-hectare storage facility within the free-zone industrial area at the Port of Aqaba. The Jordan Valley Highway/Route 65 is the primary method of access for supplies and personnel to JBC. The Port of Aqaba is the main entry point for supplies and equipment for JBC, where imported shipping containers are offloaded from ships and are transported by truck to JBC via the Jordan Valley Highway. Aqaba is approximately 205 km south of JBC via Highway 65. Major international airports can be readily accessed either at Amman or Aqaba. Jordan’s railway transport runs north-south through Jordan and is not used to transport JBC employees and product.
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
The climate, geology and location provide a setting that makes the Dead Sea a valuable large-scale natural resource for potash and bromine. Today, the Dead Sea has a surface area of 583 km2 and a brine volume of 110 km3. The Dead Sea is the world’s saltiest natural lake, containing high concentrations of ions compared to that of regular seawater and an unusually high amount of magnesium and bromine. There is an estimated 900 million tonnes of bromine in the Dead Sea.

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
Infrastructure and facilities to support the operation of the bromine production plant at the Safi site is compact and contained in an approximately 33 hectare area. JBC ships product in bulk through a storage terminal in Aqaba. There are above ground storage tanks as well as pumps and piping for loading these products onto ships. JBC main activities at Aqaba are raw material/product storing, importing, and exporting. An evaporation pond collects the waste streams from pipe flushing, housekeeping, and other activities. Fresh water is sources from the Mujib Reservoir, a man-made reservoir. JBC is supplied electricity from the National Electric Power Company of Jordan. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2023, our 50% ownership interest of the gross asset value of the facilities at the Safi, Jordan site was approximately $243.7 million.
A summary of the Safi facility’s bromine mineral resources and reserves as of December 31, 2023 is provided below. RPS Energy Canada Ltd (“RPS”), a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of bromine mineral resources and reserves at the Safi facility, with an effective date of December 31, 2023. A copy of the QP’s amended technical report summary with respect to the bromine mineral resource and reserve estimates at the Safi facility, dated February 14, 2024, is filed as Exhibit 96.5 to this report.
The feedstock is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, APC, has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. Revenues are based on a forecast bromine price ranging from $1,938 to $3,525 per metric tonne and the operating cost ranges between $648 and $972 per metric tonne. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 175.69 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 ppm. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
The Safi measured mineral reserves of 175.69 million metric tonnes at December 31, 2023 decreased by 1% from 178.3 million metric tonnes at December 31, 2022. The decrease in measured mineral resources was driven by depletion and evaporation in the Dead Sea during 2023. The end date of the forecast remained unchanged due to the concession agreement.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.07 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Revenues are based on a forecast bromine price ranging from $1,938 to $3,525 per metric tonne and the operating cost ranges between $648 and $972 per metric tonne. At the plant process recovery of 90 to 95 percent (bromine from bromide), product bromine is estimated at approximately 118,000 metric tonnes per year. Bromine concentration used to calculate the reserve estimate from the Dead Sea was approximately 7,645 ppm based on historical pumping. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
The Safi total mineral reserves of 2.07 million metric tonnes at December 31, 2023 decreased by 13% from 2.38 million metric tonnes at December 31, 2022. The decrease in total mineral reserves was driven by depletion and evaporation in the Dead Sea during 2023. The end date of the forecast remained unchanged due to the concession agreement.
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
In Magnolia, bromine exists as sodium bromide in the formation waters or brine of the Jurassic age Smackover Formation, a geological formation in Arkansas, in the subsurface at 7,000 to 8,500 feet below sea level. The mineralization occurs within the highly saline Smackover Formation waters or brine where the bromide has an abnormally rich composition. The bromine concentration is more than twice as high as that found in normal evaporated seawater. The bromine mineralization of the brine is distributed throughout the porous intervals of the upper and middle Smackover on the property. The strong permeability and porosity of the Smackover grainstones provide excellent continuity of the bromine mineralization within the brine.
The facilities at Magnolia consist of brine production and injection wells, brine ponds, two bromine processing plants, pipelines between the plants and wells, a laboratory, storage and warehouses, administrative offices, as well as a fleet of owned and leased equipment. Our Magnolia facilities are supplied electricity from a local company and we currently have several operating freshwater wells nearby that supply water to the facilities. In addition, both plants have dedicated rail spurs that provide access to several rail lines to transport product throughout the country. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2023, the gross asset value of our facilities at our Magnolia site was approximately $932.5 million.

Albemarle Corporation and Subsidiaries

A summary of the Magnolia facility’s bromine mineral reserves as of December 31, 2023 is shown in the following table. RPS served as the QP and prepared the estimates of bromine mineral reserves at the Magnolia facility, with an effective date of December 31, 2023. A copy of the QP’s most recent technical report summary with respect to the bromine mineral resource and reserve estimates at the Magnolia facility, dated February 14, 2023, with an effective date of December 31, 2023, is filed as Exhibit 96.6 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes in thousands.
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.

Amount (‘000s metric tonnes)
Proven mineral reserves	2,706
Probable mineral reserves	611
Total mineral reserves	3,317
•Reserves are reported as bromine, on an in situ basis.
•The estimated economic cutoff grade utilized for reserve reporting purposes is 1,000 mg/L bromine, with a bromine price ranging from $1,938 to $3,525 per metric tonne and operating costs ranging from $1,328 to $1,992 per metric tonne.
•Recovery factors for the Magnolia are 82% and 88% for the proven mineral reserves and total mineral reserves, respectively.
•The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range up to over 6,000 mg/L.
The Magnolia total mineral reserves of 3.3 million metric tonnes at December 31, 2023 increased by 11% from 3.0 million metric tonnes at December 31, 2022. The increase in total mineral reserves was driven by an update of the reserve model for expanded leasing, partially offset by depletion of the reserve during 2023.
Additional information about key assumptions and parameters relating to the bromine mineral reserves at the Magnolia facility is discussed in section 12 of the Magnolia technical report summary.

Item 3.	Legal Proceedings.
We are involved in litigation incidental to our business and are a party to a number of legal actions and claims, various governmental proceedings and private civil lawsuits, including, but not limited to, those related to environmental and hazardous material exposure matters, product liability and breach of contract. Some of the legal proceedings include claims for compensatory as well as punitive damages. While the final outcome of these matters cannot be predicted with certainty, considering, among other things, the legal defenses available and liabilities that have been recorded along with applicable insurance, it is currently the opinion of management that none of these pending items will have a material adverse effect on our financial condition, results of operations or liquidity.
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
NONE

Executive Officers of the Registrant.
On November 6, 2023, Scott Tozier transitioned from the role of Executive Vice President and Chief Financial Officer to become a strategic advisor to the Chief Executive Officer.

Albemarle Corporation and Subsidiaries

The names, ages and biographies of our executive officers, as of February 15, 2024, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting in May 2024.

Name	Age	Position
J. Kent Masters	63	Chairman, President and Chief Executive Officer
Neal R. Sheorey	47	Executive Vice President, Chief Financial Officer
Melissa Anderson	59	Senior Vice President, Chief Human Resources Officer
John C. Barichivich III	56	Vice President, Corporate Controller, Chief Accounting Officer
Kristin M. Coleman	55	Executive Vice President, General Counsel and Corporate Secretary
Jacobus G. Fourie	48	Chief Capital Projects Officer
Netha Johnson	53	President, Specialties Global Business Unit
Cynthia Lima	62	Senior Vice President, Chief External Affairs and Communications Officer
Eric Norris	57	President, Energy Storage Global Business Unit
Michael Simmons	60	President, Ketjen Global Business Unit
J. Kent Masters has served as Chairman, President and Chief Executive Officer in April 2020. He joined the Albemarle board of directors in 2015 and served as Lead Independent Director from 2018 until April 2020. Prior to joining Albemarle, Mr. Masters served as Operating Partner of Advent International, an international private equity group. Prior to Advent, he served as Chief Executive Officer of Foster Wheeler AG, a global engineering and construction contractor and power equipment supplier, when Foster Wheeler AG was acquired by Amec plc to form Amec Foster Wheeler plc. He is also a former member of the executive board of Linde AG, a global leader in manufacturing and sales of industrial gases, with responsibility for the Americas, Africa, and the South Pacific.
Neal R. Sheorey joined Albemarle in November 2023 as Executive Vice President and Chief Financial Officer. Prior to joining Albemarle, Mr. Sheorey served for more than 20 years in progressive finance, business and corporate leadership roles at The Dow Chemical Company (“Dow”), most recently serving as vice president of Dow’s Coatings and Performance Monomers business unit from February 2020 to November 2023. Previously, Mr. Sheorey served as Dow’s Vice President of Investor Relations from January 2016 to February 2020, Senior Director of Corporate Development from 2015 to 2016 and Global Finance Director for the Chemicals business group from 2012 to 2015.
Melissa Anderson joined Albemarle as Senior Vice President, Chief Human Resources Officer in January 2021. Prior to joining Albemarle, Ms. Anderson served as Executive Vice President, Administration and Chief Human Resources Officer at Duke Energy, an American electric power holding company based in North Carolina, from January 2015 to August 2020. Previous to that role, she held the role of Senior Vice President, Human Resources, for Domtar Corporation in South Carolina. Her previous experience also includes 17 years with IBM in progressive Human Resources leadership roles. Ms. Anderson serves on the board of Vulcan Materials and as Chair of the Society of Human Resource Management (SHRM), the world's largest HR professional association. She is also a member of the advisory board for the Center for Executive Succession at the University of South Carolina's Darla Moore School of Business.
John C. Barichivich III was appointed Vice President, Corporate Controller and Chief Accounting Officer effective November 2019. Mr. Barichivich has worked for Albemarle since 2007, holding various staff and leadership positions of increasing responsibility. Most recently, Mr. Barichivich served as Chief Financial Officer and Vice President Finance, Purchasing, and S&OP Catalysts global business unit from February 2019 to November 2019. Between January 2016 and February 2019, Mr. Barichivich acted as Vice President - Finance, Bromine Specialties global business unit, and he previously served as Vice President of Finance, Catalysts global business unit from September 2012 until December 2015. Mr. Barichivich was also the Director of Finance for the Albemarle shared service centers and he started his career with Albemarle as the Operations Controller for the Polymer Solutions business. Prior to Albemarle, Mr. Barichivich held a number of positions, including Director of Finance at the Home Depot, CFO Sensors SBE at PerkinElmer, and Manager of FP&A at General Electric. Mr. Barichivich began his career at Georgia Pacific, where he worked as an internal auditor and was a financial analyst supporting the restructuring of the Distribution Division.
Kristin M. Coleman joined Albemarle in November of 2022 as Executive Vice President, General Counsel and Corporate Secretary. Ms. Coleman has nearly 30 years of legal experience, previously serving as Executive Vice President, General Counsel, and Chief Compliance Officer at US Foods from February 2017 to November 2022. She also served as Senior Vice President, General Counsel, and Corporate Secretary of Sears Holdings Corporation from 2014 to 2017 and as Vice President, General Counsel, and Corporate Secretary for Brunswick Corporation from 2009 to 2014. Before moving in-house,

Albemarle Corporation and Subsidiaries

she worked in private practice with Sidley Austin LLP. Ms. Coleman founded the Chicago General Counsel Forum and is a member of the Economic Club of Chicago. She serves as a Board Member Emeritus for the Center for Enriched Living.
Jacobus G. Fourie has served as Chief Capital Projects Officer since June 2021. He joined Albemarle in January 2019 as Vice President, Engineering and Project Execution. Prior to joining Albemarle, Mr. Fourie served as Senior Vice President of Capital Projects for Barrick Gold Corporation from May 2017 to November 2018, where he was responsible for projects in the U.S., Chile, Argentina and Saudi Arabia. Previously, Mr. Fourie spent 16 years with BHP Billiton where he held various leadership roles in projects, operations, marketing and business development. As VP Projects - Iron Ore, he oversaw a portfolio of major capital projects and sustaining capital projects in Western Australia. As Head of Group Business Management Systems, he was responsible for implementing a large SAP system project for BHP Billiton, while based in Singapore. Prior to this, he was Asset President of BHP Billiton’s New Mexico Coal business.
Netha Johnson joined Albemarle as President, Bromine (now Specialties) global business unit in 2018. Mr. Johnson has more than 20 years of diverse leadership experience, both domestically and internationally, including having worked extensively in Singapore, Malaysia, Taiwan, Japan and Germany. Prior to joining Albemarle, Mr. Johnson served in several progressive leadership roles with 3M Company. Most recently, he served as Vice President and General Manager, Electrical Markets Division, where he was directly responsible for 3M’s electrical and renewable energy solutions. Prior to that, he served as 3M’s Vice President, Advanced Materials Division. In this role, he was responsible for three distinct businesses comprising the Advanced Material division, which provided world-leading, innovative solutions in fluoropolymer chemicals, advanced ceramics and light-weighting materials. Preceding his business career, Mr. Johnson served as a U.S. Naval Officer. Mr. Johnson has served as a member of the board of directors of Xcel Energy, Inc. since March 2020.
Cynthia Lima was appointed Senior Vice President, Chief External Affairs and Communications Officer of Albemarle in November 2023. Ms. Lima joined Albemarle in February 2023 as Chief Communications Officer. Prior to joining Albemarle, Ms. Lima founded C-Suite Communications, a communications and public affairs consultancy, in 2010. She held senior positions at domestic and global public relations agencies, including serving as a senior partner at SP Consulting from December 2014 to February 2023 and serving as Senior Vice President of Fleishman-Hillard Inc. from 2005 to 2010. Previously, Ms. Lima served in the U.S. Department of State from 2001 to 2003 and U.S. Department of Veterans Affairs from 2003 to 2005, where she was a senate-confirmed presidential appointee.
Eric Norris was appointed President, Lithium (now Energy Storage) global business unit in August 2018. Mr. Norris joined Albemarle in January 2018 as Chief Strategy Officer. Prior to joining Albemarle, Mr. Norris served as President of Health and Nutrition for FMC Corporation from 2015 to November 2017. Following FMC’s announcement to acquire DuPont Agricultural Chemical assets, he led the divestiture of FMC Health and Nutrition to DuPont. Previously, Mr. Norris served as Vice President and Global Business Director for FMC Health and Nutrition, and Vice President and Global Business Director for FMC Lithium. During his 16-year FMC career, he served in additional leadership roles including Investor Relations, Corporate Development and Director of FMC Healthcare Ventures. Prior to FMC, Mr. Norris founded and led an internet-based firm offering formulation and design tools to the chemical industry. Previously, he served in a variety of roles for Rohm and Haas Company including sales, marketing, strategic planning and investor relations. Norris is a member of the board of directors of Communities in Schools of Charlotte-Mecklenburg and served as a member of the board of directors of The Zero Emission Transportation Association (ZETA) from 2021 to 2023.
Michael Simmons joined Albemarle as President, Ketjen global business unit in June 2023. Mr. Simmons has more than 30 years of experience as an operating executive, including serving as a senior partner at Vantage Consulting, a business advisory service specializing in strategy, execution and leadership for energy, financial, and medical clients, from January 2018 to June 2023, and serving as a group president at Shawcor from 2012 to 2017. He served as a private equity partner for Q Investments from 2006 to 2021. He began his career at GE, becoming Chief Executive Officer of the PII Pipeline Solutions unit of GE Oil & Gas from 2005 to 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 117,402,949 shares of common stock held by 2,039 shareholders of record as of February 7, 2024. On each of February 23, 2023, May 2, 2023, July 18, 2023, and October 23, 2023, we declared a dividend of $0.40 per share. In each quarter of 2022, we declared a dividend of $0.395 per share and, in each quarter of 2021, we declared a dividend of $0.39 per share. We expect to continue to declare and pay comparable dividends to our shareholders in the future, however, dividends are declared solely at

Albemarle Corporation and Subsidiaries

the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2018 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

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

Albemarle Corporation and Subsidiaries

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
The following is a discussion and analysis of our results of operations for the years ended December 31, 2023, 2022 and 2021. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

Albemarle Corporation and Subsidiaries

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

2023 Highlights
•In the first quarter of 2023, we increased our quarterly dividend for the 29th consecutive year, to $0.40 per share.
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
•We announced a $90 million critical materials award from the U.S. Department of Defense to support the restart of Kings Mountain, N.C. mine. This award is in addition to the previously announced nearly $150 million grant from the U.S. Department of Energy to support the construction of a new, commercial-scale U.S.-based lithium concentrator facility at Kings Mountain, N.C.
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
•We amended the MARBL lithium joint venture with MRL to acquire the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with MRL through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of Wodgina, and MRL operates the Wodgina mine on behalf of the joint venture. In connection with this restructuring, we paid MRL approximately $380 million in cash.
•Our Meishan, China lithium conversion plant achieved mechanical completion in December 2023 and has moved to the commissioning phase.
•We recorded net sales of $9.6 billion during 2023, an increase of 31% from the prior year.
•Cash flows from operations in 2023 were $1.3 billion.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the market for lithium battery and energy storage, particularly for EVs, remains strong, providing the

Albemarle Corporation and Subsidiaries

opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, lithium index pricing dropped significantly. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets. At this time, the current situation in the Middle East has resulted in our business operations continuing as normal with some shipping and raw material delays. We are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
Beginning in the first quarter of 2023, the chief operating decision maker evaluated performance, forecasting and making resource allocation decisions based on our previously announced realignment of the Lithium and Bromine global business units. The new corporate structure was designed to better meet customer needs and foster talent required to deliver in a competitive global environment. The realignment resulted in the following three reportable segments: (1) Energy Storage; (2) Specialties; and (3) Ketjen.
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2024 if lithium market prices remain at their low current levels. Due to many of our contracts being index-referenced and variable-priced, our business is more aligned with changes in market and index pricing. The first part of 2023 saw record high lithium price levels which increased prior year results, helping drive the expected decrease in year-over-year comparisons. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We do expect the lower pricing to be partially offset by higher sales volume driven primarily by additional capacity from La Negra, Chile, Kemerton, Western Australia, and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. The Meishan, China lithium conversion plant achieved mechanical completion and has moved to the commissioning phase. In addition, lower expected earnings are driven by higher variable costs, primarily due to the higher market pricing of salts and spodumene expected to be realized during the year. During the fourth quarter of 2023, we recorded a $604 million charge to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year. We could record additional inventory valuation charges in 2024 if lithium prices continue to deteriorate during the projected period of conversion and sale. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year as the lithium battery market remains strong.
In addition, we completed the amendment of the MARBL joint venture in Australia. The restructured agreements, among other things, increase our interest in the first two conversion trains of the Kemerton processing plant from 60% to 100%. Following the transaction, we hold a 50% ownership interest in the Wodgina Lithium Mine Project.
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
Specialties: We expect both net sales and profitability to be relatively flat in 2024 as we recover from reduced customer demand in certain markets, including consumer and industrial electronics, and maintain strong demand in other end-markets, such as pharmaceuticals, agriculture and oilfield services. We have taken measures to reduce the negative impact of lower demand, which we expect to show positive impacts in 2024.
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

Albemarle Corporation and Subsidiaries

innovations and effective management of raw material costs should enable us to manage our business through end-market challenges and to capitalize on opportunities that are expected with favorable market trends in select end markets.
Ketjen: Total Ketjen results in 2024 are expected to increase year-over-year due to higher pricing, while raw material and energy costs stabilized during 2023. In addition, volume is expected to grow across each of the Ketjen businesses. The FCC market has recovered from the COVID-19 pandemic as a result of increased travel and depletion of global gasoline inventories. HPC demand tends to be lumpier than FCC demand, but we have seen increased demand as refineries are taking turnarounds. Additionally, we have signed an agreement to supply unique technologies to new markets, such as the hydrotreated vegetable oil market, which supports the energy transition for sustainable aviation fuels and supports our business growth. Our decision to retain this business as a separate, wholly-owned subsidiary is intended to better meet customer needs and foster the talent required to deliver in a competitive global environment.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the recently released Pillar II effective in 2024, and other tax jurisdictions. In January 2024 we announced that we are taking measures to unlock near term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing our cost structure. This includes a reduction of planned capital expenditures in 2024 to focus on significantly progressed, near completion and in startup projects, while deferring spending on certain projects such as the previously announced mega-flex facility in Richburg, South Carolina and the Albemarle Technology Park in Charlotte, North Carolina. In addition, we announced that we are pursuing actions to optimize our cost structure, aiming to reduce costs by approximately $95 million annually, including a reduction in headcount and lower spending on contracted services.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2023 include an actuarial gain of $10.2 million ($8.3 million after income taxes), as compared to a loss of $37.0 million ($26.5 million after income taxes) for the year ended December 31, 2022.
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
With the exception of the segment results of operations for the realigned Energy Storage and Specialties segments, discussion of our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Albemarle Corporation and Subsidiaries

Comparison of 2023 to 2022
Net Sales

In thousands	2023	2022	$ Change	% Change
Net sales	$9,617,203	$7,320,104	$2,297,099	31%
•$1.5 billion of increase attributable to higher sales volume in Energy Storage and Ketjen, partially offset by lower sales volume in Specialties
•$875.0 million increase attributable to increased pricing primarily from Energy Storage
•$112.0 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	2023	2022	$ Change	% Change
Gross profit	$1,185,909	$3,074,587	$(1,888,678)	(61)%
Gross profit margin	12.3%	42.0%
•Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
•$604.1 million charge recorded in 2023 to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year
•Increased utility and material costs in each of our businesses
•Partially offset by higher sales volume and favorable pricing impacts over the full year in Energy Storage and Ketjen
•Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	2023	2022	$ Change	% Change
Selling, general and administrative expenses	$919,493	$524,145	$395,348	75%
Percentage of Net sales	9.6%	7.2%
•$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ and SEC. See Note 17, “Commitments and Contingencies,” for further details
•Higher compensation expenses across all businesses and Corporate
•Higher spending to support business growth, primarily in Energy Storage
•Partially offset by productivity improvements and a reduction in certain administrative costs

Research and Development Expenses

In thousands	2023	2022	$ Change	% Change
Research and development expenses	$85,725	$71,981	$13,744	19%
Percentage of Net sales	0.9%	1.0%
•Increased research and development spending in each of our businesses

(Gain) Loss on Change in Interest in Properties/Sale of Business, Net

In thousands	2023	2022	$ Change	% Change
(Gain) loss on change in interest in properties/sale of business, net	$(71,190)	$8,400	$(79,590)
•Gain in 2023 resulting from the restructuring of the MARBL joint venture with MRL. See Note 10, “Investments,” for further details.
•Loss in 2022 related to cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton, Western Australia

Albemarle Corporation and Subsidiaries

Interest and Financing Expenses

In thousands	2023	2022	$ Change	% Change
Interest and financing expenses	$(116,072)	$(122,973)	$6,901	(6)%
•2022 included a $19.2 million loss on early extinguishment of debt, representing the tender premiums, fees, unamortized discounts, unamortized deferred financing costs and accelerated amortization of the interest rate swap balance from the redemption of debt during the second quarter of 2022
•2022 also included an expense of $17.5 million related to the correction of out of period errors regarding overstated capitalized interest values in prior periods
•Increased average debt balance during 2023 compared to 2022 following the borrowing of commercial paper in 2023 in addition to $1.7 billion in senior notes issued in May 2022

Other Income (Expenses), Net

In thousands	2023	2022	$ Change	% Change
Other income (expenses), net	$110,929	$86,356	$24,573	28%
•$39.9 million of foreign exchange gains recorded in 2023 compared to $21.8 million of foreign exchange losses in 2022
•$48.5 million increase attributable to interest income from higher cash balances in 2023
•$19.3 million of income recorded in 2023 from PIK dividends of preferred equity in a Grace subsidiary
•$49.1 million of a year over year decrease related to the fair value adjustments of equity securities in public companies
•$8.0 million of pension and OPEB credits (including mark-to-market actuarial gains of $10.2 million) in 2023 as compared to $57.0 million of pension and OPEB credits (including mark-to-market actuarial gains of $37.0 million) in 2022
•The mark-to-market actuarial gain in 2023 is primarily attributable to a higher return on pension plan assets during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 11.21% versus an expected return of 6.66%. This was partially offset by a decrease in the weighted-average discount rate to 5.21% from 5.46% for our U.S. pension plans and to 3.73% from 4.04% for our foreign pension plans to reflect market conditions as of the December 31, 2023 measurement date.
•The mark-to-market actuarial loss in 2022 is primarily attributable to a significant increase in the weighted-average discount rate to 5.46% from 2.86% for our U.S. pension plans and to 4.04% from 1.44% for our foreign pension plans to reflect market conditions as of the December 31, 2022 measurement date. This was partially offset by a lower return on pension plan assets in 2022 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (17.94)% versus an expected return of 6.48%.

Income Tax Expense

In thousands	2023	2022	$ Change	% Change
Income Tax Expense	$430,277	$390,588	$39,689	10%
Effective income tax rate	174.4%	16.1%
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements to resolve a previously disclosed legal matter with the DOJ and SEC, a $96.5 million current year tax reserve related to an uncertain tax position in Chile, and an establishment of a valuation allowance on current year losses in one of our Chinese entities resulting in an income tax expense impact of $223.0 million
•2022 includes a $91.8 million tax benefit resulting from the release of a valuation allowance in Australia, a $72.6 million benefit resulting from foreign-derived intangible income, partially offset by a $50.6 million current year tax reserve related to an uncertain tax position in Chile
•2022 included a benefit from global intangible low-taxed income associated with a payment made in 2022 to settle a legacy legal matter
•Change in geographic mix of earnings

Equity in Net Income of Unconsolidated Investments

In thousands	2023	2022	$ Change	% Change
Equity in net income of unconsolidated investments	$1,854,082	$772,275	$1,081,807	140%
•Increased earnings from strong pricing and volume increases from the Windfield joint venture •$8.0 million increase attributable to favorable foreign exchange impacts from the Windfield joint venture

Albemarle Corporation and Subsidiaries

Net Income Attributable to Noncontrolling Interests

In thousands	2023	2022	$ Change	% Change
Net income attributable to noncontrolling interests	$(97,067)	$(125,315)	$28,248	(23)%
▪Decrease in consolidated income related to our JBC joint venture primarily due to lower volume

Net Income Attributable to Albemarle Corporation

In thousands	2023	2022	$ Change	% Change
Net income attributable to Albemarle Corporation	$1,573,476	$2,689,816	$(1,116,340)	(42)%
Percentage of Net Sales	16.4%	36.7%
Basic earnings per share	$13.41	$22.97	$(9.56)	(42)%
Diluted earnings per share	$13.36	$22.84	$(9.48)	(42)%
▪Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
▪$604.1 million charge recorded in 2023 to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year
▪The establishment of a valuation allowance on current year losses in one of our Chinese entities resulting in an income tax expense impact of $223.0 million
▪$218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP. See Note 17, “Commitments and Contingencies,” for further details
▪Increased SG&A expenses, primarily related to increased compensation expense
▪$49.1 million of a year over year decrease related to the fair value adjustments of equity securities in public companies
▪Mark-to-market actuarial gains of $8.3 million, net of income taxes, recorded in 2023 compared to mark-to-market actuarial gains of $26.5 million, net of income taxes, recorded in 2022
▪Favorable pricing impacts and higher sales volume in Energy Storage and Ketjen
▪Increased earnings from Windfield joint venture
▪$71.2 million gain in 2023 resulting from the restructuring of the MARBL joint venture with MRL
▪$61.6 million increase attributable to foreign exchange impacts from gains recorded in 2023

Other Comprehensive Income (Loss), Net of Tax

In thousands	2023	2022	$ Change	% Change
Other comprehensive income (loss), net of tax	$32,254	$(168,295)	$200,549	(119)%
•Foreign currency translation	$26,403	$(171,295)	$197,698	(115)%
▪2023 included favorable movements in the Euro of approximately $41 million and the Brazilian Real of approximately $5 million, partially offset by unfavorable movements in the Chinese Renminbi of approximately $12 million, the Japanese Yen of approximately $8 million and a net unfavorable variance in various other currencies of approximately $1 million

▪2022 included unfavorable movements in the Chinese Renminbi of approximately $74 million, the Euro of approximately $64 million, the Japanese Yen of approximately $14 million, the Taiwanese Dollar of approximately $9 million, the South Korean Won of approximately $5 million and the net unfavorable variance in other currencies totaling approximately $6 million

•Cash flow hedge	$5,851	$(4,399)	$10,250	(233)%
•Interest rate swap	$—	$7,399	$(7,399)	(100)%
▪Accelerated the amortization of the remaining interest rate swap balance in 2022 as a result of the repayment of the 4.15% senior notes in 2024
Segment Information Overview. We have identified three reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. Effective January 1, 2023 our reportable business segments consisted of: (1) Energy Storage, (2) Specialties and (3) Ketjen. The segment information for the prior year periods have been recast to conform to the current year presentation. The below segment information also includes a discussion of our segment net sales and adjusted EBITDA for the year ended December 31, 2022 compared to the year ended December 31, 2021 for the realigned Energy Storage and Specialties segments.

Albemarle Corporation and Subsidiaries

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

	Year Ended December 31,						Percentage Change
	2023	%	2022	%	2021	%	2023 vs. 2022	2022 vs. 2021
	(In thousands, except percentages)
Net sales:
Energy Storage	$7,078,998	73.6%	$4,660,945	63.7%	$1,067,430	32.0%	52%	337%
Specialties	1,482,425	15.4%	1,759,587	24.0%	1,424,197	42.8%	(16)%	24%
Ketjen	1,055,780	11.0%	899,572	12.3%	761,235	22.9%	17%	18%
All Other	—	—%	—	—%	75,095	2.3%	—%	(100)%
Total net sales	$9,617,203	100.0%	$7,320,104	100.0%	$3,327,957	100.0%	31%	120%

Adjusted EBITDA:
Energy Storage	$2,407,393	87.0%	$3,032,260	87.2%	$371,384	42.7%	(21)%	716%
Specialties	298,506	10.8%	527,318	15.2%	468,836	53.8%	(43)%	12%
Ketjen	103,872	3.8%	28,732	0.8%	106,941	12.3%	262%	(73)%
Total segment adjusted EBITDA	2,809,771	101.6%	3,588,310	103.2%	947,161	108.7%	(22)%	279%
All Other	—	—%	—	—%	29,858	3.4%	—%	(100)%
Corporate	(43,486)	(1.6)%	(112,453)	(3.2)%	(106,045)	(12.2)%	(61)%	6%
Total adjusted EBITDA	$2,766,285	100%	$3,475,857	100.0%	$870,974	100.0%	(20)%	299%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of adjusted EBITDA, the non-GAAP financial measure, from Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Year ended December 31,
	2023	2022	2021
Total segment adjusted EBITDA	$2,809,771	$3,588,310	$947,161
All other adjusted EBITDA	—	—	29,858
Corporate expenses, net	(43,486)	(112,453)	(106,045)
Depreciation and amortization	(429,944)	(300,841)	(254,000)
Interest and financing expenses(a)	(116,072)	(122,973)	(61,476)
Income tax expense	(430,277)	(390,588)	(29,446)
Gain (loss) on change in interest in properties/sale of business, net(b)	71,190	(8,400)	295,971
Acquisition and integration related costs(c)	(26,767)	(16,259)	(12,670)
Goodwill impairment(d)	(6,765)	—	—
Non-operating pension and OPEB items	7,971	57,032	78,814
Mark-to-market (loss) gain on public equity securities(e)	(44,732)	4,319	—
Legal accrual(f)	(218,510)	—	(657,412)
Albemarle Foundation contribution(g)	—	—	(20,000)
Indemnification adjustments(h)	—	—	(39,381)
Other(i)	1,097	(8,331)	(47,702)
Net income attributable to Albemarle Corporation	$1,573,476	$2,689,816	$123,672

(a)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million and $29.0 million for the years ended December 31, 2022 and 2021, respectively. See Note 14, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the year ended December 31, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
(b)Gain recorded during the year ended December 31, 2023 resulting from the restructuring of the MARBL joint venture with MRL. See Note 10, “Investments,” for further details. $8.4 million and $132.4 million of expense recorded during the years ended December 31, 2022 and 2021, respectively, as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was initially recorded in Accrued liabilities prior to being transferred to MRL, which held a 40% ownership interest in these Kemerton assets during those periods. See Note 2, “Acquisitions,” for additional information. In addition, the year ended December 31, 2021, includes a $428.4 million gain related to the FCS divestiture. See Note 3, “Divestitures,” for additional information on this gain. In addition, includes a $132.4 million expense related to anticipated cost overruns for MRL’s 40% interest in lithium hydroxide conversion assets being built in Kemerton.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(d)Goodwill impairment charge recorded in SG&A during the year ended December 31, 2023 related to our PCS business. See Note 12, “Goodwill and Other Intangibles,” for further details.
(e)(Loss) gain recorded in Other income (expenses), net for the years ended December 31, 2023 and 2022 resulting from the change in fair value of investments in public equity securities.
(f)Loss recorded in SG&A for the agreements to resolve a previously disclosed legal matter with the DOJ and SEC during the year ended December 31, 2023. In addition, during the year ended December 31, 2021 the Company recorded a loss in Other income (expenses), net related to the settlement of an arbitration ruling for a prior legal matter. See Note 17, “Commitments and Contingencies,” for further details on both matters.
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
(h)Included in Other income (expenses), net to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
(i)Included amounts for the year ended December 31, 2023 recorded in:

Albemarle Corporation and Subsidiaries

•Cost of goods sold - $15.1 million loss recorded to settle an arbitration matter with a regulatory agency in Chile, partially offset by a $4.1 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations.
•SG&A - $9.5 million of separation and other severance costs to employees in Corporate and the Ketjen business which are primarily expected to be paid out during 2023, $2.3 million of facility closure expenses related to offices in Germany, $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $1.8 million of various expenses including for certain legal costs and shortfall contributions for a multiemployer plan financial improvement plan.
•Other income (expenses), net - $19.3 million gain from PIK dividends of preferred equity in a Grace subsidiary, a $7.3 million gain resulting from insurance proceeds of a prior legal matter and $5.5 million of gains from the sale of investments and the write-off of certain liabilities no longer required, partially offset by $3.6 million of charges for asset retirement obligations at a site not part of our operations and $0.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the year ended December 31, 2022 recorded in:
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
•Other income (expenses), net - $3.0 million gain from the reversal of a liability related to a previous divestiture, a $2.0 million gain relating to the adjustment of an environmental reserve at non-operating businesses we previously divested and a $0.6 million gain related to a settlement received from a legal matter in a prior period, partially offset by a $3.2 million loss resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the year ended December 31, 2021 recorded in:
•Cost of goods sold - $10.5 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $11.5 million of legal fees related to a legacy Rockwood legal matter noted above, $9.8 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment, $3.8 million of charges for environmental reserves at a sites not part of our operations and $3.2 million of facility closure costs related to offices in Germany, and severance expenses in Germany and Belgium.
•Other income (expenses), net - $4.8 million of net expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

Energy Storage

In thousands	2023	2022	$ Change	% Change
Net sales	$7,078,998	$4,660,945	$2,418,053	52%
▪$1.5 billion increase attributable to higher sales volume, primarily driven by new capacity from La Negra III/IV in Chile and Qinzhou, China, as well as increased tolling
▪$880.3 million increase attributable to favorable pricing impacts, reflecting tight market conditions in the first part of the year, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
▪$105.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$2,407,393	$3,032,260	$(624,867)	(21)%
•Higher costs realized in the current period from sales of lithium resulting from the higher priced spodumene used during the lithium conversion process
•$604.1 million charge recorded in 2023 to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth
•Favorable pricing impacts and higher sales volume
•Increased equity in net income from the Windfield joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•$59.5 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

In thousands	2022	2021	$ Change	% Change
Net sales	$4,660,945	$1,067,430	$3,593,515	337%
▪$3.2 billion of favorable pricing impacts, reflecting tight market conditions, primarily in battery- and tech-grade carbonate and hydroxide, as well as greater volumes sold under index-referenced and variable-priced contracts, and mix
▪$500.5 million of higher sales volume, driven by the La Negra III/IV expansion in Chile and increased tolling volume to meet growing customer demand
▪$107.6 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$3,032,260	$371,384	$2,660,876	716%
•Favorable pricing impacts and higher sales volume
•Higher equity in net income from the Windfield joint venture, driven by increased pricing and sales volume
•Savings from designed productivity improvements
•Increased commission expenses in Chile resulting from the higher pricing in Lithium
•Increased SG&A expenses from higher compensation and other administrative costs
•Increased utility and freight costs
•Increased spending for investments to support business growth

Specialties

In thousands	2023	2022	$ Change	% Change
Net sales	$1,482,425	$1,759,587	$(277,162)	(16)%
•$174.4 million decrease attributable to lower sales volumes related to decreased demand across all products
•$92.9 million decrease attributable to unfavorable pricing impacts across several divisions
•$10.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$298,506	$527,318	$(228,812)	(43)%
•Lower sales volume and unfavorable pricing impacts
•Increased manufacturing costs resulting from decreased production, increased utilities and material costs
•$14.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

In thousands	2022	2021	$ Change	% Change
Net sales	$1,759,587	$1,424,197	$335,390	24%
•$289.3 million of favorable pricing impacts, primarily in the fire safety solutions division
•$98.5 million of higher sales volume related to increased demand across all products
•$52.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$527,318	$468,836	$58,482	12%
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
•$19.9 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

Ketjen

In thousands	2023	2022	$ Change	% Change
Net sales	$1,055,780	$899,572	$156,208	17%
•$87.6 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS
•$64.7 million increase attributable to higher sales volume, primarily from the timing of clean fuel technologies sales
•$3.9 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$103,872	$28,732	$75,140	262%
•Favorable pricing impacts, partially offset by lower sales volume
•$24 million gain recorded for insurance claim receipts
•Savings from designed productivity improvements
•Increase in incentive compensation costs

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

Corporate

In thousands	2023	2022	$ Change	% Change
Adjusted EBITDA	$(43,486)	$(112,453)	$68,967	(61)%
▪$69.6 million increase attributable to favorable currency exchange impacts, including a $8.0 million increase in foreign exchange impacts from our Windfield joint venture
▪Increase in interest income due to higher cash balances in 2023
▪Partially offset by higher compensation and other administrative costs

In thousands	2022	2021	$ Change	% Change
Adjusted EBITDA	$(112,453)	$(106,045)	$(6,408)	6%
▪Increase in compensation costs, including incentive-based compensation
▪$10.9 million decrease attributable to unfavorable currency exchange impacts, including a $10.9 million increase in foreign exchange impacts from our Windfield joint venture

Summary of Critical Accounting Policies and Estimates
Estimates and Assumptions
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

Albemarle Corporation and Subsidiaries

Property, Plant and Equipment. We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method. We evaluate the recovery of our property, plant and equipment by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized.
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
Inventory Valuation. Inventories are stated at lower of cost and net realizable value with cost determined primarily on the first-in, first-out basis. Cost is determined on the weighted-average basis for a small portion of our inventories at foreign plants and our stores, supplies and other inventory. A portion of our domestic produced finished goods and raw materials are determined on the last-in, first-out basis. If management estimates that the market value is below cost or determines that future demand was lower than current inventory levels, based on historical experience, current and projected market pricing and demand, current and projected volume trends and other relevant current and projected factors associated with the current economic conditions, a reduction in inventory cost to estimated net realizable value is recorded in an inventory reserve with an expense recorded to Cost of goods sold.
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
Asset Retirement Obligations. Certain of our sites are subject to various laws and regulations, including legal and contractual obligations to reclaim, remediate, or otherwise restore properties at the time the property is removed from service. The fair value recorded is estimated based on cost information obtained both internally and externally. These estimates are inflated based the assumed timing of the obligation payments and discounted using on available risk-free discount rate at the time. We review our assumptions and estimates of these costs periodically or if we become aware of material changes to these obligations.
Actual results could differ materially from the estimates and assumptions that we use in the preparation of our financial statements.
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product or service is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as

Albemarle Corporation and Subsidiaries

customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations are rare and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases are based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 30 to 90 days, however, they vary by market factors, such as customer size, creditworthiness, geography and competitive environment.
All of our revenue is derived from contracts with customers, and almost all of our contracts with customers contain one performance obligation for the transfer of goods where such performance obligation is satisfied at a point in time. Control of a product is deemed to be transferred to the customer upon shipment or delivery. Significant portions of our sales are sold free on board shipping point or on an equivalent basis, while delivery terms of other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices, while the timing between shipment and delivery generally ranges between 1 and 45 days. Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs. Such costs are immaterial.
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
Certain products we produce are made to our customer’s specifications where such products have no alternative use or would need significant rework costs in order to be sold to another customer. In management’s judgment, control of these arrangements is transferred to the customer at a point in time (upon shipment or delivery) and not over the time they are produced. Therefore, revenue is recognized upon shipment or delivery of these products.
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
Goodwill and Other Intangible Assets
We account for goodwill and other intangibles acquired in a business combination in conformity with current accounting guidance, which requires goodwill and indefinite-lived intangible assets to not be amortized.
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, the Company initially performs a qualitative test (“Step 0”), where it first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company performs a quantitative test (“Step 1”). During Step 1, the Company

Albemarle Corporation and Subsidiaries

estimates the fair value using a discounted cash flow model. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. The Company defines adjusted EBITDA as earnings before interest and financing expense, income tax expenses, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis.For the Refining Solutions reporting unit, within the Ketjen segment, the revenue growth rates, adjusted EBITDA margins and the discount rate were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company uses a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. The WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond its control. The Company performs a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. The Company tests its recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
The Company performed its annual goodwill impairment test as of October 31, 2023. The PCS reporting unit, within the Ketjen segment, has experienced declining earnings from a changing market. During this annual impairment test, it was determined that it is expected to experience a continued decline in its foreseeable forecast, resulting in a fair value based on the present value future cash flows that was lower than its current carrying value. As a result, the Company recorded a $6.8 million impairment loss, representing the full value of goodwill associated with the PCS reporting unit. No evidence of impairment was noted for the other reporting units from the analysis. However, if the adjusted EBITDA or discount rate estimates for the Refining Solutions reporting unit negatively changed by 10%, the Refining Solutions fair value would be below its carrying value.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2023, no evidence of impairment was noted from the analysis for our indefinite-lived intangible assets.
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
During 2023, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2023, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2023 measurement date.
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
At December 31, 2023, the weighted-average discount rate for the U.S. and foreign pension plans decreased to 5.21% and 3.73%, respectively, from 5.46% and 4.04%, respectively, at December 31, 2022 to reflect market conditions as of the December 31, 2023 measurement date. The discount rate for the OPEB plans at December 31, 2023 and 2022 was 5.21% and 5.45%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2023 and 2022, the weighted-average expected rate of return on U.S. pension plan assets was 6.88%, and the weighted-average expected rate of return on foreign pension plan assets was 4.86% and 3.85%, respectively. Effective January 1, 2024, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.88% and 5.95%, respectively.
In projecting the rate of compensation increase, we consider past experience in light of changes in inflation rates. At December 31, 2023 and 2022, the assumed weighted-average rate of compensation increase was 3.67% and 3.67%, respectively, for our foreign pension plans.

For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2023 and 2022, we used the Pri-2012 Mortality Tables along with the MP-2021 Mortality Improvement Scale, respectively, published by the SOA.
At December 31, 2023, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

Albemarle Corporation and Subsidiaries

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(60,102)	$2,807	$70,816	$(3,595)
Other postretirement benefits	$(2,373)	$126	$2,786	$(155)
Expected return on plan assets:
Pension	*	$(5,283)	*	$5,283
* Not applicable.
Of the $549.6 million total pension and postretirement assets at December 31, 2023, $80.5 million, or approximately 15%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 15, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2020. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2017.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2014 through 2022 related to Belgium, Canada, Chile, China, Germany and South Africa, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits are uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record a decrease in the liability related

Albemarle Corporation and Subsidiaries

to uncertain tax positions, relating to a number of issues, up to approximately $0.4 million as a result of closure of tax statutes. As a result of the sale of the Chemetall Surface Treatment business in 2016, we agreed to indemnify certain income and non-income tax liabilities, including uncertain tax positions, associated with the entities sold. The associated liability is recorded in Other noncurrent liabilities. See Note 16, “Other Noncurrent Liabilities,” and Note 21, “Income Taxes,” to our consolidated financial statements included in Part II, Item 8 of this report for further details.
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
Cash Flow
Our cash and cash equivalents were $889.9 million at December 31, 2023 as compared to $1.5 billion at December 31, 2022. Cash provided by operating activities was $1.3 billion, $1.9 billion and $344.3 million during the years ended December 31, 2023, 2022 and 2021, respectively.
The decrease in cash provided by operating activities in 2023 versus 2022 was primarily due lower earnings from the Energy Storage and Specialties segments, partially offset by lower working capital outflows and higher dividends received from unconsolidated investments, primarily from the Windfield joint venture. Working capital outflows in both 2023 and 2022 were driven by higher inventory balances from higher cost spodumene and accounts receivable balances from higher net sales each year. The increase in cash provided by operating activities in 2022 versus 2021 was primarily due to significantly higher earnings from the Energy Storage and Specialties segments and higher dividends received from unconsolidated investments, primarily from the Windfield joint venture. This increase was partially offset by an increase in working capital outflow driven by higher inventory and accounts receivable balances from higher lithium pricing and increased sales.
During 2023, cash on hand, cash provided by operations and net proceeds from net borrowings of commercial paper and long-term debt of $944.2 million funded $2.1 billion of capital expenditures for plant, machinery and equipment, net; approximately $380 million paid to MRL for the restructuring of the MARBL joint venture; $218.5 million to resolve the legal matter with the DOJ and SEC; investments in marketable securities, primarily public equity securities, of $204.5 million; and dividends to shareholders of $187.2 million. During 2022, cash on hand, cash provided by operations and the proceeds of $2.0 billion in long-term debt and credit agreements funded $1.3 billion of capital expenditures for plant, machinery and equipment, the repayment of long-term debt and credit agreements of $705.0 million, the net repayment of $391.7 million of commercial paper, the final payment of $332.5 million of a settlement of an arbitration ruling for a prior legal matter and dividends to shareholders of $184.4 million During 2021, cash on hand, cash provided by operations, net cash proceeds of $289.8 million from the sale of the FCS business, $388.5 million of commercial paper borrowings and the $1.5 billion net proceeds from our underwritten public offering of common stock funded debt principal payments of approximately $1.5 billion, early extinguishment of debt fees of $24.9 million, $332.5 million of a settlement of an arbitration ruling for a prior legal matter, $953.7 million of capital expenditures for plant, machinery and equipment, dividends to shareholders of $177.9 million, and pension and postretirement contributions of $30.3 million. In addition, during the years ended December 31, 2023, 2022 and 2021, our consolidated joint venture, JBC, declared dividends of $149.7 million, $274.5 million and $274.6 million,

Albemarle Corporation and Subsidiaries

respectively, which resulted in dividends paid to noncontrolling interests of $105.6 million, $44.2 million ($53.1 million declared in 2022 was paid in the first quarter of 2023) and $96.1 million, respectively.
On October 18, 2023, the Company closed on the restructuring of the MARBL joint venture with MRL. This updated structure is intended to significantly simplify the commercial operation agreements previously entered into, allow us to retain full control of downstream conversion assets and to provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the amended agreements, Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with Mineral Resources through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of Wodgina, and MRL operates the Wodgina mine on behalf of the joint venture. During the fourth quarter of 2023, Albemarle paid MRL approximately $380 million in cash, which includes $180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.
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
The net proceeds from the issuance of the 2022 Notes were used to repay the balance of commercial paper notes, the remaining balance of $425.0 million of the 4.15% Senior Notes due 2024 (the “2024 Notes”) and for general corporate purposes. The 2024 Notes were originally due to mature on December 15, 2024 and bore interest at a rate of 4.15%. During the year ended December 31, 2022, the Company recorded a loss on early extinguishment of debt of $19.2 million in Interest and financing expenses, representing the tender premiums, fees, unamortized discounts and unamortized deferred financing costs from the redemption of the 2024 Notes. In addition, the loss on early extinguishment of debt includes the accelerated amortization of the interest rate swap associated with the 2024 Notes from Accumulated other comprehensive income.
On June 1, 2021, we completed the sale of the FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing payment-in-kind dividends at an annual rate of 12% on June 1, 2023.
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

Albemarle Corporation and Subsidiaries

Capital expenditures were $2.1 billion, $1.3 billion and $953.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, and were incurred mainly for plant, machinery and equipment. We expect our capital expenditures to be between $1.6 billion and $1.8 billion in 2024 primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and the U.S., as well as productivity and continuity of operations projects in all segments. Capital expenditures in 2024 are expected to decrease from 2023, reflecting an announced new level of spending to unlock cash flow over the near term and generate long-term financial flexibility. Train I of our Kemerton, Western Australia plant is operating and producing battery-grade product subject to customer qualification. Train II has achieved mechanical completion and transitioned to the commissioning stage. In addition, our lithium conversion plant in Meishan, China has reached mechanical completion and has moved into the commissioning phase.
The Company is permitted to repurchase up to a maximum of 15,000,000 shares under a share repurchase program authorized by our Board of Directors. There were no shares of our common stock repurchased during 2023, 2022 or 2021. At December 31, 2023, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Net current assets decreased to approximately $1.7 billion at December 31, 2023 from $2.4 billion at December 31, 2022. The decrease is primarily due to lower cash balance for the uses noted above and the increase in the current portion of debt, primarily related to commercial paper borrowed. This is partially offset by an increase in accounts receivable related to value added tax and inventories. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
At December 31, 2023 and 2022, our cash and cash equivalents included $857.6 million and $1.3 billion, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2023, 2022 and 2021, we repatriated approximately $2.9 million, $1.7 million and $0.9 million of cash, respectively, as part of these foreign earnings cash repatriation activities.
While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we believe that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending, including business acquisitions and other cash outlays, should be financed primarily with cash flow provided by operations, cash on hand and additional issuances of debt or equity securities, as needed.
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
Given the current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on February 9, 2024 we amended our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of December 31, 2023. There were no borrowings outstanding under the 2022 Credit Agreement as of December 31, 2023.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The February 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the current market pricing of lithium. Following the February 2024 amendment, the 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The first financial covenant requires that the ratio of (a) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 3.50:1 prior to the second quarter of 2024, (ii) 5.00:1 for the second quarter of 2024, (iii) 5.50:1 for the third quarter of 2024, (iv) 4.00:1 for the fourth quarter of 2024, (v) 3.75:1 for the first and second quarters of 2025 and (vi) 3.50:1 after the second quarter of 2025. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2025 if the consideration includes cash proceeds from issuance of funded debt in excess of $500 million.
Beginning in the fourth quarter of 2024, the second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than 2.00:1 for fiscal quarters through June 30, 2025, and no less than 3.00:1 for all fiscal quarters thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. The amendments to the financial covenants assume moderate improvement to the current market pricing of lithium. If lithium market prices do not improve, or worsen, the Company may not be able to maintain compliance with its amended financial covenants and it will require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities, as needed, to fund its activities and maintain financial flexibility. If the Company is not able to obtain such necessary additional amendments, this would lead to an

Albemarle Corporation and Subsidiaries

event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021 (the “2019 Credit Facility”). On October 24, 2022, the 2019 Credit Facility was terminated, with the outstanding balance of $250 million repaid using cash on hand.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase).. The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2022 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. At December 31, 2023, we had $620.0 million of Commercial Paper Notes outstanding bearing a weighted-average interest rate of approximately 6.05% and a weighted-average maturity of 11 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at December 31, 2023.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At December 31, 2023, there are $14.3 million of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.5 billion at December 31, 2023, compared to $3.2 billion at December 31, 2022. In addition, at December 31, 2023, we had the ability to borrow $880.0 million under our commercial paper program and the 2022 Credit Agreement, and $104.1 million under other existing lines of credit, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2023 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 14, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $217.2 million at December 31, 2023. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. We also could issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to continue to maintain financial flexibility by

Albemarle Corporation and Subsidiaries

continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand. We expect 2024 capital expenditures to be down from 2023 levels, as part of an intentional re-phasing of larger projects to focus on those that are significantly progressed, near completion and in start up. We are also pursuing actions to optimize our cost structure by reducing costs primarily related to sales, general and administrative expenses, including a reduction in headcount and lower spending on contracted services, as announced in January 2024. As part of the announced reduction in headcount, we expect to record a charge of approximately $15 million to $20 million for severance and outplacement costs in the first quarter of 2024. We expect these severance payments to primarily be made during 2024.
Our growth investments include strategic investments in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tonnes of LCE per year. The Meishan lithium conversion plant achieved mechanical completion and has moved to the commissioning phase. We also announced the decision to build two additional processing trains at the Kemerton lithium hydroxide plant in Western Australia. The additional trains would increase the facility’s production by 50,000 metric tonnes per year.
In October 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs, and to supply up to 350,000 metric tonnes per year of spodumene concentrate to our previously announced mega-flex lithium conversion facility. To further support the restart of the Kings Mountain mine, in August 2023, we announced a $90 million critical materials award from the U.S. Department of Defense.
In addition, we previously announced plans to construct a new $1.3 billion lithium mega-flex processing facility in South Carolina capable of annually producing approximately 50,000 metric tonnes of battery-grade lithium hydroxide, with the potential to expand up to 100,000 metric tonnes. In December 2022, we also acquired a location in Charlotte, North Carolina, where we intend to invest at least $180 million to establish the Albemarle Technology Park, a world-class facility designed for novel materials research, advanced process development, and acceleration of next-generation lithium products to market. In January 2024 we announced that we will defer spending on both of these projects to preserve cash flow over the near term.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company expects to realize a loss of approximately $33.7 million in the three months ended March 31, 2024.
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before November 2025, we believe we have, and will be able to maintain a solid liquidity position. In order to maintain financial flexibility, we may issue additional debt or equity securities to fund future capital spending and other cash outlays. Our annual maturities of long-term debt as of December 31, 2023 are as follows (in millions): 2024—$625.8; 2025—$416.5; 2026—$60.0; 2027—$710.0; 2028—$612.2; thereafter—$1,848.3. In addition, we expect to make interest payments on those long-term debt obligations as follows (in millions): 2024—$124.7; 2025—$124.3; 2026—$120.0; 2027—$102.5; 2028—$89.1; thereafter—$1,009.7. For variable-rate debt obligations, projected interest payments are calculated using the December 31, 2023 weighted average interest rate of approximately 5.76%.
In addition, we expect our capital expenditures to be between $1.6 billion and $1.8 billion in 2024, down from $2.1 billion in 2023, primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and the U.S., as well as productivity and continuity of operations projects in all segments. As of December 31, 2023, we have also committed to approximately $324.2 million of payments to third-party vendors in the normal course of business to secure raw materials for our production processes, with approximately $137.4 million to be paid in 2024. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.
See Note 18, “Leases,” to our consolidated financial statements included in Part II, Item 8 of this report for our annual expected payments under our operating lease obligations at December 31, 2023.

Albemarle Corporation and Subsidiaries

In 2024, we expect to pay $64.4 million of the $191.7 million balance remaining from the transition tax on foreign earnings as a result of the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The one-time transition tax imposed by the TCJA is based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes and is payable over an eight-year period, with the final payment made in 2026.
Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan, are expected to approximate $14 million in 2024. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $15.5 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2023.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $220.6 million and $83.7 million at December 31, 2023 and 2022, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $73.0 million and $32.4 million at December 31, 2023 and 2022, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now the Ketjen segment, we investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the U.S. Department of Justice (“DOJ”) and the SEC, and also reported this conduct to the Dutch Public Prosecutor. We cooperated with these agencies in their investigations of this historical conduct and implemented appropriate remedial measures intended to strengthen our compliance program and related internal controls.
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
We had cash and cash equivalents totaling $889.9 million as of December 31, 2023, of which $857.6 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.

Albemarle Corporation and Subsidiaries

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
In 2019, we completed the acquisition of a 60% interest in Wodgina in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in Wodgina through our ownership interest in the Issuer. On October 18, 2023 we amended the joint venture agreements, resulting in a decrease of our ownership interest in the MARBL joint venture and Wodgina to 50%.
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
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2023
Net sales(a)	$2,392,057
Gross profit	802,653
Loss before income taxes and equity in net income of unconsolidated investments(b)	254,066
Net loss attributable to the Guarantor and the Issuer	(216,033)
(a)    Includes net sales to Non-Guarantors of $1.5 billion for the year ended December 31, 2023.
(b)    Includes intergroup expenses to Non-Guarantors of $70.2 million for the year ended December 31, 2023.

Albemarle Corporation and Subsidiaries

Summarized Balance Sheet

At December 31,
$ in thousands	2023
Current assets(a)	$723,518
Net property, plant and equipment	2,246,404
Other non-current assets(b)	2,619,575

Current liabilities(c)	$2,374,074
Long-term debt	2,252,540
Other non-current liabilities(d)	7,409,175
(a)    Includes receivables from Non-Guarantors of $293.8 million at December 31, 2023.
(b)    Includes non-curent receivables from Non-Guarantors of $2.0 billion at December 31, 2023.
(c)    Includes current payables to Non-Guarantors of $1.0 billion at December 31, 2023.
(d)    Includes non-current payables to Non-Guarantors of $6.9 billion at December 31, 2023.
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
The 3.45% Senior Notes are obligations of the Issuer. The Issuer’s cash flow and ability to make payments on the 3.45% Senior Notes could be dependent upon the earnings it derives from the production from MARBL for Wodgina. Absent income received from sales of its share of production from MARBL, the Issuer’s ability to service the 3.45% Senior Notes could be dependent upon the earnings of the Parent Guarantor’s subsidiaries and other joint ventures and the payment of those earnings to the Issuer in the form of equity, loans or advances and through repayment of loans or advances from the Issuer.
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

Albemarle Corporation and Subsidiaries

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
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2023
Net sales(a)	$1,297,308
Gross profit	68,743
Loss before income taxes and equity in net income of unconsolidated investments(b)	(444,249)
Net loss attributable to the Subsidiary Guarantor and the Parent Issuer	(697,911)
(a)    Includes net sales to Non-Guarantors of $482.0 million for the year ended December 31, 2023.
(b)    Includes intergroup income from Non-Guarantors of $146.0 million for the year ended December 31, 2023.
Summarized Balance Sheet

At December 31,
$ in thousands	2023
Current assets(a)	$872,571
Net property, plant and equipment	1,090,112
Other non-current assets(b)	1,731,960

Current liabilities(c)	$2,024,190
Long-term debt	2,994,732
Other non-current liabilities(d)	6,828,262
(a)    Includes current receivables from Non-Guarantors of $472.5 million at December 31, 2023.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion at December 31, 2023.
(c)    Includes current payables to Non-Guarantors of $1.0 billion at December 31, 2023.
(d)    Includes non-current payables to Non-Guarantors of $6.4 billion at December 31, 2023.
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
Our environmental and safety operating costs charged to expense were $73.0 million, $46.3 million and $43.2 million during the years ended December 31, 2023, 2022 and 2021, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which at December 31, 2023 totaled approximately $34.1 million, a decrease of $4.1 million from $38.2 million at December 31, 2022. See Note 17, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2023, 2022 and 2021.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $116.7 million, $75.6 million and $55.4 million during the years ended December 31, 2023, 2022 and 2021, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

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
At December 31, 2023, our financial instruments subject to foreign currency exchange risk consisted of foreign currency forward contracts with an aggregate notional value of $8.1 billion and with a fair value representing a net asset position of $12.1 million. The aggregate notional value of foreign currency forward contracts increased in 2022 due to increased balance sheet exposure from higher sales and income in foreign-denominated currencies. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2023, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in a decrease of approximately $0.3 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $86.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2023, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
On December 18, 2014, the carrying value of our 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in foreign subsidiaries where the Euro serves as the functional currency, and beginning on the date of designation, gains or losses on the revaluation of these senior notes to our reporting currency have been recorded in Accumulated other comprehensive loss. In the first quarter of 2021, we repaid the outstanding balance of these senior notes, and as a result, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within Accumulated other comprehensive loss until the hedged net investment is sold or liquidated.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $650.2 million and $3.0 million outstanding at December 31, 2023 and 2022, respectively. These borrowings represented 15% and less than 1% of total outstanding debt and bore average interest rates of 5.76% and 0.07% at December 31, 2023 and 2022, respectively. A hypothetical 100 basis point increase in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $6.5 million as of December 31, 2023. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our raw materials are subject to price volatility caused by weather, supply and demand conditions, political and economic variables and other unpredictable factors. Historically, we have not used futures, options or swap contracts to manage the volatility related to the above exposures. However, the refinery catalysts business has used financing arrangements to provide long-term protection against changes in natural gas and metals prices. We seek to limit our exposure by entering into long-term contracts when available, and we seek price increase limitations through contracts. These contracts do not have a significant impact on our results of operations.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2023, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/S/ J. KENT MASTERS

J. Kent Masters
Chairman, President and Chief Executive Officer
(principal executive officer)
February 14, 2024

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Refining Solutions Reporting Unit
As described in Notes 1 and 12 to the consolidated financial statements, the Company’s goodwill balance was $1,629.7 million as of December 31, 2023, and the goodwill associated with the Refining Solutions reporting unit was $172.6 million. Management tests the Company’s recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. Management performed the annual goodwill impairment test as of October 31, 2023 by comparing the estimated fair value of the reporting units to the related carrying value. Management estimates the fair value using a discounted cash flow model. For the Refining Solutions reporting unit, the revenue growth rates, adjusted EBITDA (earnings before interest and financing expenses, income tax expense, depreciation and amortization) margins, and the discount rate were deemed to be significant assumptions.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Refining Solutions reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Refining Solutions reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, adjusted EBITDA margins, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Refining Solutions reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Refining Solutions reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model used by management; (iii) testing the completeness and accuracy of underlying data used in the discounted cash flow model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates, adjusted EBITDA margins, and the discount rate. Evaluating management’s assumptions related to revenue growth rates and adjusted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Refining Solutions reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow model and (ii) the reasonableness of the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 14, 2024

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2023	2022	2021
Net sales	$9,617,203	$7,320,104	$3,327,957
Cost of goods sold(a)	8,431,294	4,245,517	2,329,986
Gross profit	1,185,909	3,074,587	997,971
Selling, general and administrative expenses	919,493	524,145	441,482
Research and development expenses	85,725	71,981	54,026
(Gain) loss on change in interest in properties/sale of business, net	(71,190)	8,400	(295,971)
Operating profit	251,881	2,470,061	798,434
Interest and financing expenses	(116,072)	(122,973)	(61,476)
Other income (expenses), net	110,929	86,356	(603,340)
Income before income taxes and equity in net income of unconsolidated investments	246,738	2,433,444	133,618
Income tax expense	430,277	390,588	29,446
Income before equity in net income of unconsolidated investments	(183,539)	2,042,856	104,172
Equity in net income of unconsolidated investments (net of tax)	1,854,082	772,275	95,770
Net income	1,670,543	2,815,131	199,942
Net income attributable to noncontrolling interests	(97,067)	(125,315)	(76,270)
Net income attributable to Albemarle Corporation	$1,573,476	$2,689,816	$123,672
Basic earnings per share	$13.41	$22.97	$1.07
Diluted earnings per share	$13.36	$22.84	$1.06
Weighted-average common shares outstanding—basic	117,317	117,120	115,841
Weighted-average common shares outstanding—diluted	117,766	117,793	116,536
(a)Included purchases from related unconsolidated affiliates of $2.3 billion, $656.7 million and $156.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)
Year Ended December 31	2023	2022	2021
Net income	$1,670,543	$2,815,131	$199,942
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	26,403	(171,295)	(74,385)
Net investment hedge	—	—	5,110
Cash flow hedge	5,851	(4,399)	174
Interest rate swap	—	7,399	2,623
Total other comprehensive income (loss), net of tax	32,254	(168,295)	(66,478)
Comprehensive income	1,702,797	2,646,836	133,464
Comprehensive income attributable to noncontrolling interests	(97,185)	(125,232)	(76,110)
Comprehensive income attributable to Albemarle Corporation	$1,605,612	$2,521,604	$57,354

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2023	2022
Assets
Current assets:
Cash and cash equivalents	$889,900	$1,499,142
Trade accounts receivable, less allowance for doubtful accounts (2023—$2,808; 2022—$2,534)	1,213,160	1,190,970
Other accounts receivable	509,097	185,819
Inventories	2,161,287	2,076,031
Other current assets	443,475	234,955
Total current assets	5,216,919	5,186,917
Property, plant and equipment, at cost	12,233,757	9,354,330
Less accumulated depreciation and amortization	2,738,553	2,391,333
Net property, plant and equipment	9,495,204	6,962,997
Investments	1,369,855	1,150,553
Other assets	297,087	250,558
Goodwill	1,629,729	1,617,627
Other intangibles, net of amortization	261,858	287,870
Total assets	$18,270,652	$15,456,522
Liabilities and Equity
Current liabilities:
Accounts payable to third parties	$1,537,859	$1,533,624
Accounts payable to related parties	550,186	518,377
Accrued expenses	544,835	505,894
Current portion of long-term debt	625,761	2,128
Dividends payable	46,666	46,116
Income taxes payable	255,155	134,876
Total current liabilities	3,560,462	2,741,015
Long-term debt	3,541,002	3,214,972
Postretirement benefits	26,247	32,751
Pension benefits	150,312	159,571
Other noncurrent liabilities	769,100	636,596
Deferred income taxes	558,430	480,770
Commitments and contingencies (Note 17)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 150,000 shares), issued and outstanding — 117,356 in 2023 and 117,168 in 2022	1,174	1,172
Additional paid-in capital	2,952,517	2,940,840
Accumulated other comprehensive loss	(528,526)	(560,662)
Retained earnings	6,987,015	5,601,277
Total Albemarle Corporation shareholders’ equity	9,412,180	7,982,627
Noncontrolling interests	252,919	208,220
Total equity	9,665,099	8,190,847
Total liabilities and equity	$18,270,652	$15,456,522

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts
Balance at January 1, 2021	106,842,369	$1,069	$1,438,038	$(326,132)	$3,155,252	$4,268,227	$200,367	$4,468,594
Net income					123,672	123,672	76,270	199,942
Other comprehensive loss				(66,318)		(66,318)	(160)	(66,478)
Cash dividends declared, $1.56 per common share					(182,385)	(182,385)	(96,136)	(278,521)
Stock-based compensation			18,818			18,818		18,818
Fees related to public issuance of common stock			(888)			(888)		(888)
Exercise of stock options	302,151	3	18,389			18,392		18,392
Issuance of common stock, net	9,919,755	99	1,453,789			1,453,888		1,453,888
Shares withheld for withholding taxes associated with common stock issuances	(48,942)	(1)	(8,139)			(8,140)		(8,140)
Balance at December 31, 2021	117,015,333	$1,170	$2,920,007	$(392,450)	$3,096,539	$5,625,266	$180,341	$5,805,607
Net income					2,689,816	2,689,816	125,315	2,815,131
Other comprehensive loss				(168,212)		(168,212)	(83)	(168,295)
Cash dividends declared, $1.58 per common share					(185,078)	(185,078)	(97,353)	(282,431)
Stock-based compensation			31,390			31,390		31,390
Exercise of stock options	32,581	1	2,395			2,396		2,396
Issuance of common stock, net	186,768	2	385			387		387
Shares withheld for withholding taxes associated with common stock issuances	(66,316)	(1)	(13,337)			(13,338)		(13,338)
Balance at December 31, 2022	117,168,366	$1,172	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income					1,573,476	1,573,476	97,067	1,670,543
Other comprehensive income				32,136		32,136	118	32,254
Cash dividends declared, $1.60 per common share					(187,738)	(187,738)	(52,486)	(240,224)
Stock-based compensation			38,957			38,957		38,957
Exercise of stock options	3,124	—	190			190		190
Issuance of common stock, net	298,781	3	(3)			—		—
Shares withheld for withholding taxes associated with common stock issuances	(114,001)	(1)	(27,467)			(27,468)		(27,468)
Balance at December 31, 2023	117,356,270	$1,174	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2023	2022	2021
Cash and cash equivalents at beginning of year	$1,499,142	$439,272	$746,724
Cash flows from operating activities:
Net income	1,670,543	2,815,131	199,942
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	429,944	300,841	254,000
(Gain) loss on change in interest in properties/sale of business, net	(71,190)	8,400	(295,971)
Inventory net realizable value adjustment	604,099	—	—
Stock-based compensation and other	36,545	30,474	20,120
Equity in net income of unconsolidated investments (net of tax)	(1,854,082)	(772,275)	(95,770)
Dividends received from unconsolidated investments and nonmarketable securities	2,000,862	801,239	78,391
Pension and postretirement benefit	(1,658)	(52,254)	(74,010)
Pension and postretirement contributions	(17,866)	(16,112)	(30,253)
Unrealized loss (gain) on investments in marketable securities	39,864	3,279	(3,818)
Loss on early extinguishment of debt	—	19,219	28,955
Deferred income taxes	100,877	93,339	(38,500)
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
(Increase) in accounts receivable	(350,655)	(786,121)	(49,295)
(Increase) in inventories	(962,924)	(1,609,642)	(127,401)
(Increase) decrease in other current assets	(171,870)	(104,655)	17,411
(Decrease) increase in accounts payable to third parties	(315,220)	816,194	126,563
Increase in accounts payable to related parties	31,809	470,878	17,376
Increase (decrease) in accrued expenses and income taxes payable	253,518	(201,356)	127,068
Non-cash transfer of 40% value of construction in progress of Kemerton plant to MRL	17,297	122,682	135,928
Other, net	(114,572)	(31,412)	53,521
Net cash provided by operating activities	1,325,321	1,907,849	344,257
Cash flows from investing activities:
Acquisitions, net of cash acquired	(426,228)	(162,239)	—
Capital expenditures	(2,149,281)	(1,261,646)	(953,667)
Cash proceeds from divestitures, net	—	—	289,791
(Purchases) sales of marketable securities, net	(204,451)	1,942	3,774
Investments in equity investments and nonmarkertable securities	(1,200)	(706)	(6,488)
Net cash used in investing activities	(2,781,160)	(1,422,649)	(666,590)
Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	1,453,888
Proceeds from borrowings of long-term debt	356,047	1,964,216	—
Repayments of long-term debt and credit agreements	(28,862)	(705,000)	(1,173,823)
Other borrowings (repayments), net	617,014	(391,662)	60,991
Fees related to early extinguishment of debt	—	(9,767)	(24,877)
Dividends paid to shareholders	(187,188)	(184,429)	(177,853)
Dividends paid to noncontrolling interests	(105,631)	(44,208)	(96,136)
Proceeds from exercise of stock options	190	2,783	18,392
Withholding taxes paid on stock-based compensation award distributions	(27,468)	(13,338)	(8,140)
Other	(191)	(6,708)	(2,230)
Net cash provided by financing activities	623,911	611,887	50,212
Net effect of foreign exchange on cash and cash equivalents	222,686	(37,217)	(35,331)
(Decrease) increase in cash and cash equivalents	(609,242)	1,059,870	(307,452)
Cash and cash equivalents at end of year	$889,900	$1,499,142	$439,272

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—Summary of Significant Accounting Policies:
Basis of Consolidation
The consolidated financial statements include the accounts and operations of Albemarle Corporation and our wholly owned, majority owned and controlled subsidiaries. Unless the context otherwise indicates, the terms “Albemarle,” “we,” “us,” “our” or “the Company” mean Albemarle Corporation and its consolidated subsidiaries. For entities that we control and are the primary beneficiary, but own less than 100%, we record the minority ownership as noncontrolling interest, except as noted below. We apply the equity method of accounting for investments in which we have an ownership interest from 20% to 50% or where we exercise significant influence over the related investee’s operations. In addition, the consolidated financial statements contained herein include our proportionate share of the results of operations of the MARBL Lithium Joint Venture (“MARBL”), which manages the exploration, development, mining, processing and production of lithium and other minerals from the Wodgina hard rock lithium mine project (“Wodgina”). As described in Note 10, “Investments,” the Company closed on the restructuring of the MARBL joint venture with Mineral Resources Limited (“MRL”) on October 18, 2023 to reduce our ownership interest in the MARBL joint venture to 50% from 60%. The consolidated financial statements reflect our ownership percentage of the MARBL joint venture during the periods presented. The joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.
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
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services, and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product or service is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations are rare and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases are based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 30 to 90 days, however, they vary by market factors, such as customer size, creditworthiness, geography and competitive environment.
All of our revenue is derived from contracts with customers, and almost all of our contracts with customers contain one performance obligation for the transfer of goods where such performance obligation is satisfied at a point in time. Control of a product is deemed to be transferred to the customer upon shipment or delivery. Significant portions of our sales are sold free on board shipping point or on an equivalent basis, while delivery terms of other transactions are based upon specific contractual arrangements. Our standard terms of delivery are generally included in our contracts of sale, order confirmation documents and invoices, while the timing between shipment and delivery generally ranges between 1 and 45 days. Costs for shipping and handling activities, whether performed before or after the customer obtains control of the goods, are accounted for as fulfillment costs. Such costs are immaterial.
The Company currently utilizes the following practical expedients, as permitted by Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers:
•All sales and other pass-through taxes are excluded from contract value;
•In utilizing the modified retrospective transition method, no adjustment was necessary for contracts that did not cross over the reporting year;

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Included in Trade accounts receivable at December 31, 2023 and 2022 is approximately $1.2 billion and $1.0 billion, respectively, arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2023 and 2022 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
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
The Company eliminates the balance of intra-entity profits on purchases of inventory from its equity method investments that remains unsold at the balance sheet in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income.
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
We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method.
We evaluate the recovery of our property, plant and equipment by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Certain investments in equity securities and mutual fund investments are accounted for as trading equities and are marked-to-market on a periodic basis through the consolidated statements of income. Investments in joint ventures and nonmarketable securities of immaterial entities are estimated based upon the overall performance of the entity where financial results are not available on a timely basis.
Environmental Compliance and Remediation
Environmental compliance costs include the cost of purchasing and/or constructing assets to prevent, limit and/or control pollution or to monitor the environmental status at various locations. These costs are capitalized and depreciated based on estimated useful lives. Environmental compliance costs also include maintenance and operating costs with respect to pollution

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

prevention and control facilities and other administrative costs. Such operating costs are expensed as incurred. Environmental remediation costs of facilities used in current operations are generally immaterial and are expensed as incurred. We accrue for environmental remediation costs and post-remediation costs that relate to existing conditions caused by past operations at facilities or off-plant disposal sites in the accounting period in which responsibility is established and when the related liability is considered probable and estimable. In developing these cost estimates, we evaluate currently available facts regarding each site, with consideration given to existing technology, presently enacted laws and regulations, prior experience in remediation of contaminated sites, the financial capability of other potentially responsible parties and other factors, subject to uncertainties inherent in the estimation process. If the amount and timing of the cash payments for a site are fixed or reliably determinable, the liability is discounted, if the calculated discount is material. Additionally, these estimates are reviewed periodically, with adjustments to the accruals recorded as necessary.
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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, the Company initially performs a qualitative test (“Step 0”), where it first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company performs a quantitative test (“Step 1”). During Step 1, the Company estimates the fair value using a discounted cash flow model. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. The Company defines adjusted EBITDA as earnings before interest and financing expense, income tax expenses, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. For the Refining Solutions reporting unit, the revenue growth rates, adjusted EBITDA margins and the discount rate were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events. The Company uses a Weighted Average Cost of Capital (“WACC”) approach to determine our discount rate for goodwill recoverability testing. The WACC calculation incorporates industry-weighted average returns on debt and equity from a market perspective. The factors in this calculation are largely external to the Company and, therefore, are beyond its control. The Company performs a sensitivity analysis by using a range of inputs to confirm the reasonableness of these estimates being used in the goodwill impairment analysis. The Company tests its recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
The Company performed its annual goodwill impairment test as of October 31, 2023. The performance catalyst solutions (“PCS”) reporting unit, within the Ketjen segment, has experienced declining earnings from a changing market. During this annual impairment test, it was determined that it is expected to experience a continued decline in its foreseeable forecast, resulting in a fair value based on the present value future cash flows that was lower than its current carrying value. As a result, the Company recorded a $6.8 million impairment loss, representing the full value of goodwill associated with the PCS reporting unit. No evidence of impairment was noted for the other reporting units from the analysis. However, if the adjusted EBITDA or discount rate estimates for the Refining Solutions reporting unit negatively changed by 10%, the Refining Solutions fair value would be below its carrying value.
The Company assesses its indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

impaired. The indefinite-lived intangible asset impairment standard allows the Company to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2023, no evidence of impairment was noted from the analysis for the Company’s indefinite-lived intangible assets.
Definite-lived intangible assets, such as purchased technology, patents and customer lists, are amortized over their estimated useful lives generally for periods ranging from five to twenty-five years. Except for customer lists and relationships associated with the majority of our Energy Storage business, which are amortized using the pattern of economic benefit method, definite-lived intangible assets are amortized using the straight-line method. We evaluate the recovery of our definite-lived intangible assets by comparing the net carrying value of the asset group to the undiscounted net cash flows expected to be generated from the use and eventual disposition of that asset group when events or changes in circumstances indicate that its carrying amount may not be recoverable. If the carrying amount of the asset group is not recoverable, the fair value of the asset group is measured and if the carrying amount exceeds the fair value, an impairment loss is recognized. See Note 12, “Goodwill and Other Intangibles.”
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
During 2023, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2023, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2023 measurement date.
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
For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2023 and 2022, we used the Pri-2012 Mortality Tables along with the MP-2021 Mortality Improvement Scale, respectively, published by the SOA.
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
Foreign exchange transaction and revaluation gains (losses) were $39.9 million, ($21.8) million and $0.1 million for the years ended December 31, 2023, 2022 and 2021, respectively, and are included in Other income (expenses), net, in our consolidated statements of income, with the unrealized portion included in Other, net, in our consolidated statements of cash flows.
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
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia and designated it as an effective hedging instrument under ASC 815, Derivatives and Hedging. All other foreign currency forward contracts outstanding at December 31, 2023 and 2022 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.
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
In March 2022, the FASB issued accounting guidance that expands the Company’s abilities to hedge the benchmark interest rate risk of portfolios of financial assets or beneficial interests in a fair value hedge. This guidance expands the use of the portfolio layer method to allow multiple hedges of a single closed portfolio of assets using spot starting, forward starting, and amortizing-notional swaps. This also permits both prepayable and non-prepayable financial assets to be included in the closed portfolio of assets hedged in a portfolio layer hedge. In addition, this guidance requires that basis adjustments not be allocated to individual assets for active portfolio layer method hedges, but rather be maintained on the closed portfolio of assets

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

as a whole. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2022, including interim periods within those annual periods. This guidance does not currently, nor is it expected to, have a significant impact on its consolidated financial statements.
In March 2023, the FASB issued guidance requiring the Company to amortize leasehold improvements associated with common control leases over the asset’s useful life to the common control group regardless of the lease term. This guidance is effective for financial statements issued for annual periods beginning after December 15, 2023, including interim periods within those annual periods. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.
In August 2023, the FASB issued guidance which will require a joint venture to recognize and initially measure its assets, including goodwill, and liabilities using a new basis of accounting upon formation. Initial measurement of a joint venture’s total net assets will be equal to the fair value of one hundred percent of the joint venture’s equity. In addition, a joint venture will be permitted to apply the measurement period guidance of ASC 805-10 if the initial accounting for the joint venture formation is incomplete by the end of the reporting period in which the formation occurs. This guidance is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statements.
In November 2023, the FASB issued guidance to update qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statement disclosures.
In December 2023, the FASB issued guidance to require qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
NOTE 2—Acquisitions:
Guangxi Tianyuan New Energy Materials Acquisition
On October 25, 2022, the Company completed the acquisition of all of the outstanding equity of Guangxi Tianyuan New Energy Materials Co., Ltd. (“Qinzhou”), for approximately $200 million in cash, which included the deferral of approximately $29 million. The full amount of the deferral, net of working capital adjustments, was paid in installments ending in July 2023. Qinzhou's operations include a lithium processing plant strategically positioned near the Port of Qinzhou in Guangxi, which began commercial production in the first half of 2022. The plant has designed annual conversion capacity of up to 25,000 metric tonnes of lithium carbonate equivalent (“LCE”) and is capable of producing battery-grade lithium carbonate and lithium hydroxide.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Acquisition, integration and potential divestiture related costs
Acquisition, integration and potential divestiture related costs for the years ended December 31, 2023, 2022 and 2021 of $26.8 million, $16.3 million and $12.7 million were included primarily in Selling, general and administrative expenses, respectively, on our consolidated statements of income. These include costs for the Qinzhou acquisitions noted above, as well as various other completed or potential acquisitions and divestitures.

NOTE 3—Divestitures:
On June 1, 2021, the Company completed the sale of its fine chemistry services (“FCS”) business to W. R. Grace & Co. (“Grace”) for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. This preferred equity can be redeemed by Albemarle when the accumulated balance reaches 200% of its original value. The balance of this preferred equity is reported in Investments in the consolidated balance sheets.
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

NOTE 4—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Income taxes (net of refunds of $31,386, $11,564 and $32,677 in 2023, 2022 and 2021, respectively)	$319,391	$248,143	$130,840
Interest (net of capitalization)	$101,978	$92,095	$27,734

Supplemental non-cash disclosures related to investing and financing activities:
Capital expenditures included in Accounts payable	$494,029	$296,294	$165,677
Promissory note issued for capital expenditures(a)	$—	$10,876	$—
Non-cash proceeds from divestitures(b)	$—	$—	$244,530
(a)    During the first quarter of 2022, the Company issued a promissory note with a present value of $10.9 million for land purchased in Kings Mountain, North Carolina. The promissory note is payable in equal annual installments from the years 2027 to 2048.
(b)    Fair value of preferred equity of a Grace subsidiary received as part of proceeds for the sale of our FCS business. See Note 3, “Divestitures,” for further details.
As part of the purchase price paid for the acquisition of a 60% interest in Wodgina in 2019, the Company transferred $17.3 million, $122.7 million and $135.9 million of its construction in progress of the designated Kemerton assets during the years ended December 31, 2023, 2022 and 2021, respectively, representing MRL’s 40% interest in the assets at the time of transfer. Since the acquisition, the Company has transferred the full $480 million of construction in progress to MRL, as defined in the original purchase agreement. In addition, during the years ended December 31, 2022 and 2021, the Company recorded expenses of $8.4 million and $132.4 million, respectively, related to cost overruns of the designated Kemerton assets. The cash outflow for these assets was recorded in Capital expenditures within Cash flows from investing activities on the condensed consolidated statements of cash flows. The non-cash transfer of these assets is recorded in Non-cash transfer of 40% value of construction in progress of the Kemerton plant to MRL within Cash flows from operating activities on the consolidated statements of cash flows.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other, net within Cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2023, 2022 and 2021 included $64.4 million, $41.8 million and $28.7 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, from Other noncurrent liabilities to Income taxes payable within current liabilities. For additional information, see Note 21, “Income Taxes.” In addition, included in Other, net for the years ended December 31, 2023, 2022 and 2021 is $39.9 million, ($21.8) million and $0.1 million, respectively, related to gains (losses) on fluctuations in foreign currency exchange rates.

NOTE 5—Earnings Per Share:
Basic and diluted earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Basic earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$1,573,476	$2,689,816	$123,672
Denominator:
Weighted-average common shares for basic earnings per share	117,317	117,120	115,841
Basic earnings per share	$13.41	$22.97	$1.07
Diluted earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$1,573,476	$2,689,816	$123,672
Denominator:
Weighted-average common shares for basic earnings per share	117,317	117,120	115,841
Incremental shares under stock compensation plans	449	673	695
Weighted-average common shares for diluted earnings per share	117,766	117,793	116,536
Diluted earnings per share	$13.36	$22.84	$1.06
At December 31, 2023, there were 165,159 common stock equivalents not included in the computation of diluted earnings per share because their effect would have been anti-dilutive.
Included in the calculation of basic earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2023, there were 4,500 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15 million shares of preferred stock in one or more classes or series. As of December 31, 2023, no shares of preferred stock have been issued.
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
There were no shares of the Company’s common stock repurchased during the year ended December 31, 2023, 2022 or 2021. As of December 31, 2023, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Value added tax/consumption tax	$474,280	$141,856
Other	34,817	43,963
Total	$509,097	$185,819

NOTE 7—Inventories:
The following table provides a breakdown of inventories at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Finished goods	$1,624,893	$1,679,473
Raw materials and work in process(a)	401,050	296,998
Stores, supplies and other	135,344	99,560
Total(b)	$2,161,287	$2,076,031
(a)Included $213.4 million and $133.2 million at December 31, 2023 and 2022, respectively, of work in process in our Energy Storage segment.
(b)During the year ended December 31, 2023, the Company recorded a $604.1 million charge in Cost of goods sold to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year.
Approximately 3% of our inventories are valued using the last-in, first-out (“LIFO”) method at both December 31, 2023 and 2022. The portion of our domestic inventories stated on the LIFO basis amounted to $60.4 million and $52.9 million at December 31, 2023 and 2022, respectively, which are below replacement cost by approximately $60.1 million and $57.9 million, respectively.
The Company eliminates the balance of intra-entity profits on purchases of inventory from its equity method investments that remains unsold at the balance sheet in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $559.6 million and $332.3 million at December 31, 2023 and 2022, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income.

NOTE 8—Other Current Assets:
Other current assets consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Income tax receivables	$112,953	$71,795
Prepaid taxes	207,894	97,682
Other prepaid expenses	116,033	58,754
Other	6,595	6,724
Total	$443,475	$234,955

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2023 and 2022 (in thousands):

	Useful Lives (Years)	December 31,
		2023	2022
Land	—	$297,435	$172,464
Land improvements	10 – 30	316,544	201,284
Buildings and improvements	10 – 50	699,045	492,509
Machinery and equipment(a)	2 – 45	6,173,463	4,446,315
Mineral rights and reserves	7 – 60	1,689,013	1,795,668
Construction in progress	—	3,058,257	2,246,090
Total		$12,233,757	$9,354,330
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
The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $398.5 million, $273.0 million and $225.6 million during the years ended December 31, 2023, 2022 and 2021, respectively. Interest capitalized on significant capital projects in 2023, 2022 and 2021 was $72.7 million, $31.1 million and $50.0 million, respectively.
In October 2022, the Company announced it has been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electric grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina location. The grant will be received over the life of the construction period for the new facility (projected as 2024 to 2026) as reimbursement for capital expenditures. To further support the restart of the Kings Mountain mine, in August 2023, we announced a $90 million critical materials award from the U.S. Department of Defense. As funds are received for both of these grants, the Company will reduce the cost of the assets by the amount of the grant, and income will be recognized by the lower depreciation expense over the useful life of the assets.

NOTE 10—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details the Company’s investment balances at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Joint ventures	$855,131	$832,119
Available for sale debt securities	289,307	260,139
Nonmarketable securities	18,389	18,760
Marketable equity securities	207,028	39,535
Total	$1,369,855	$1,150,553

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated Joint Ventures
The Company’s ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2023	2022	2021
*	Windfield Holdings Pty. Ltd. (“Windfield”) - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls	50%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities	50%	50%	50%
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Windfield	$1,833,589	$750,378	$75,206
Other joint ventures	20,493	21,897	20,564
Total	$1,854,082	$772,275	$95,770
Our investment in the significant unconsolidated joint ventures above amounted to $841.5 million and $813.9 million as of December 31, 2023 and 2022, respectively. Undistributed earnings attributable to our significant unconsolidated investments represented approximately $97.3 million and $242.7 million of our consolidated retained earnings at December 31, 2023 and 2022, respectively. All of the unconsolidated joint ventures in which we have investments are private companies and accordingly do not have a quoted market price available.
The following summary lists the assets, liabilities and results of operations for the Company’s significant unconsolidated joint ventures presented herein (in thousands):

	December 31,
	2023	2022
Summary of Balance Sheet Information:
Current assets	$1,424,059	$1,927,791
Noncurrent assets	2,321,261	1,659,692
Total assets	$3,745,320	$3,587,483
Current liabilities	$773,931	$770,211
Noncurrent liabilities	1,267,271	1,175,773
Total liabilities	$2,041,202	$1,945,984

	Year Ended December 31,
	2023	2022	2021
Summary of Statements of Income Information:
Net sales	$7,019,117	$4,290,223	$827,848
Gross profit	$6,373,472	$3,765,304	$443,129
Income before income taxes	$5,988,737	$3,301,875	$269,788
Net income	$4,224,961	$2,314,094	$187,084

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from our significant unconsolidated investments were $2.0 billion, $800.9 million and $78.4 million in 2023, 2022 and 2021, respectively.
The Company holds a 49% equity interest in Windfield, which we acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is our most significant VIE, was $712.0 million and $694.5 million at December 31, 2023 and 2022, respectively. The Company’s unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
Proportionately Consolidated Joint Ventures
On October 18, 2023, the Company closed on the restructuring of the MARBL joint venture with MRL. This updated structure is intended to significantly simplify the commercial operation agreements previously entered into, allow us to retain full control of downstream conversion assets and to provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the amended agreements, Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with MRL through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of Wodgina, and MRL operates the Wodgina mine on behalf of the joint venture. During the fourth quarter of 2023, Albemarle paid MRL approximately $380 million in cash, which includes $180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.
As a result of this transaction, the Company recorded a gain of $71.2 million on the consolidated statement of income during the fourth quarter of 2023. The fair value of the 40% ownership of the Kemerton lithium hydroxide processing facility was based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. If the actual results differ from the estimates and judgments used in these fair values, the amounts recorded in the consolidated financial statements could be subject to possible impairment.
This joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements.
Public Equity Securities
Included in the Company’s marketable equity securities balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income (loss), net in our consolidated statements of income. During the year ended December 31, 2023, the Company purchased approximately $203.4 million of shares in publicly-traded companies. In addition, during the years ended December 31, 2023 and 2022, the Company recorded unrealized mark-to-market (losses) gains of ($41.4) million and $4.3 million, respectively, in Other income (loss), net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company expects to realize a loss of $33.7 million in the three months ended March 31, 2024.
Other
The Company holds a 50% equity interest in Jordan Bromine Company Limited (“JBC”), reported in the Bromine segment. The Company consolidates this venture as it is considered the primary beneficiary due to its operational and financial control.
On June 1, 2021, the Company completed the sale of its FCS business to Grace for proceeds of approximately $570 million, consisting of $300 million in cash and the issuance to Albemarle of preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

will accrue PIK dividends at an annual rate of 12% beginning June 1, 2023, two years after issuance. The fair value of this preferred equity was $289.3 million and $260.1 million at December 31, 2023 and 2022, respectively.
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of income. At December 31, 2023 and 2022, these marketable securities amounted to $33.6 million and $27.3 million, respectively.

NOTE 11—Other Assets:
Other assets consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Deferred income taxes(a)	$22,433	$46,434
Assets related to unrecognized tax benefits(a)	73,009	32,421
Operating leases(b)	137,405	128,173
Other	64,240	43,530
Total	$297,087	$250,558

(a)See Note 1, “Summary of Significant Accounting Policies” and Note 21, “Income Taxes.”
(b)See Note 18, “Leases.”

NOTE 12—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2023 and 2022 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2021	$1,394,182	$20,319	$183,126	$1,597,627
Acquisitions(a)	76,105	—	—	76,105
Foreign currency translation adjustments and other	(46,012)	—	(10,093)	(56,105)
Balance at December 31, 2022	1,424,275	20,319	173,033	1,617,627
Change in ownership interest(b)	(6,058)	—	—	(6,058)
Segment realignment(c)	(12,316)	12,316	—	—
Impairment loss(d)	—	—	(6,765)	(6,765)
Foreign currency translation adjustments and other	18,583	4	6,338	24,925
Balance at December 31, 2023(e)	$1,424,484	$32,639	$172,606	$1,629,729

(a)    Represents purchase price adjustments for the Qinzhou acquisition. See Note 2, “Acquisitions,” for additional information.
(b)    Represents the reduction of goodwill associated with the proportionately consolidated MARBL joint venture. On October 18, 2023, we completed the restructuring the MARBL joint venture, which reduced the Company’s ownership percentage from 60% to 50%. See Note 10, “Investments,” for further details.
(c)    Effective January 1, 2023, the Company realigned its Lithium and Bromine reportable segments into the Energy Storage and Specialties reportable segments. See Note 25, “Segment and Geographic Area Information,” for additional details. As a result, the Company transferred goodwill from its legacy Lithium segment to the new Specialties reportable segment during the year ended December 31, 2023.
(d)    During the year ended December 31, 2023, the Company recorded an impairment loss for the remaining balance of its goodwill associated with its PCS business within the Ketjen segment. See Note 1, “Summary of Significant Accounting Policies,” for further details.
(e)    Balance at December 31, 2023 includes an accumulated impairment loss of $6.8 million in Ketjen. As a result, the balance of Ketjen as of December 31, 2023 fully consists of goodwill related to the Refining Solutions reporting unit.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other intangibles consist of the following at December 31, 2023 and 2022 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(b)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2021	$428,379	$17,883	$57,313	$36,705	$540,280
Acquisitions(a)	6,000	—	8,300	2,030	16,330
Retirements	—	(4,253)	(16,206)	(5,844)	(26,303)
Foreign currency translation adjustments and other	(21,709)	(469)	(3,008)	2,295	(22,891)
Balance at December 31, 2022	412,670	13,161	46,399	35,186	507,416
Foreign currency translation adjustments and other	5,133	244	(112)	(537)	4,728
Balance at December 31, 2023	$417,803	$13,405	$46,287	$34,649	$512,144
Accumulated Amortization
Balance at December 31, 2021	$(163,283)	$(7,983)	$(39,796)	$(20,271)	$(231,333)
Amortization	(22,144)	—	(1,649)	(914)	(24,707)
Retirements	—	4,253	16,206	5,844	26,303
Foreign currency translation adjustments and other	7,800	143	1,449	799	10,191
Balance at December 31, 2022	(177,627)	(3,587)	(23,790)	(14,542)	(219,546)
Amortization	(24,510)	—	(2,563)	(953)	(28,026)
Foreign currency translation adjustments and other	(2,344)	(86)	(405)	121	(2,714)
Balance at December 31, 2023	$(204,481)	$(3,673)	$(26,758)	$(15,374)	$(250,286)
Net Book Value at December 31, 2022	$235,043	$9,574	$22,609	$20,644	$287,870
Net Book Value at December 31, 2023	$213,322	$9,732	$19,529	$19,275	$261,858

(a)Represents purchase price adjustments for the Qinzhou acquisition. See Note 2, “Acquisitions,” for additional information.
(b)Net Book Value includes only indefinite-lived intangible assets.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $28.0 million, $24.7 million and $25.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Included in amortization for the years ended December 31, 2023, 2022 and 2021 is $16.7 million, $17.2 million and $19.3 million, respectively, of amortization using the pattern of economic benefit method.
Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2024	$29,583
2025	$29,046
2026	$28,525
2027	$28,024
2028	$27,534

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Employee benefits, payroll and related taxes	$168,361	$145,885
Dividend payable to noncontrolling interest	—	53,168
Other(a)	376,474	306,841
Total	$544,835	$505,894
(a)Other accrued expenses represent balances such as operating lease liabilities, environmental reserves, asset retirement obligations, pension obligations, interest, utilities, other taxes, among other liabilities, expected to be paid within the next 12 months. No individual component exceeds 5% of total current liabilities.
In January 2024, the Company announced it is taking measures to unlock near term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. As part of those actions, the Company announced headcount reductions and expects to record a charge of approximately $15 million to $20 million for severance and outplacement costs in the first quarter of 2024. The Company expects these severance payments to primarily be made during 2024.

NOTE 14—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
1.125% notes due 2025	$416,501	$401,265
1.625% notes due 2028	552,200	532,000
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Commercial paper notes	620,000	—
Interest-free loan	300,000	—
Variable-rate foreign bank loans	30,197	2,997
Finance lease obligations	110,245	76,537
Other	22,000	11,378
Unamortized discount and debt issuance costs	(105,992)	(28,689)
Total long-term debt	4,166,763	3,217,100
Less amounts due within one year	625,761	2,128
Long-term debt, less current portion	$3,541,002	$3,214,972
Aggregate annual maturities of long-term debt as of December 31, 2023 are as follows (in millions): 2024—$625.8; 2025—$416.5; 2026—$60.0; 2027—$710.0; 2028—$612.2; thereafter—$1,848.3.
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
2014 Senior Notes
We currently have outstanding $350.0 million aggregate principal amount of senior notes issued on November 24, 2014, bearing interest at a rate of 5.45% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.50%. These senior notes mature on December 1, 2044.
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
Prior to repayment in the first quarter of 2021, the carrying value of the 1.875% Euro-denominated senior notes was designated as an effective hedge of our net investment in certain foreign subsidiaries where the Euro serves as the functional currency, and gains or losses on the revaluation of these senior notes to our reporting currency were recorded in accumulated other comprehensive loss. Upon repayment of these notes, this net investment hedge was discontinued. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge will remain within accumulated other comprehensive loss until the hedged net investment is sold or liquidated. Prior to the net investment hedge being discontinued a gain of $5.1 million (net of income taxes), during the year ended December 31, 2021, was recorded in Accumulated other comprehensive loss.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements
Given the current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on February 9, 2024 we amended our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of December 31, 2023. There were no borrowings outstanding under the 2022 Credit Agreement as of December 31, 2023.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The February 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the current market pricing of lithium. Following the February 2024 amendment, the 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The first financial covenant requires that the ratio of (a) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 3.50:1 prior to the second quarter of 2024, (ii) 5.00:1 for the second quarter of 2024, (iii) 5.50:1 for the third quarter of 2024, (iv) 4.00:1 for the fourth quarter of 2024, (v) 3.75:1 for the first and second quarters of 2025 and (vi) 3.50:1 after the second quarter of 2025. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2025 if the consideration includes cash proceeds from issuance of funded debt in excess of $500 million.
Beginning in the fourth quarter of 2024, the second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than 2.00:1 for fiscal quarters through June 30, 2025, and no less than 3.00:1 for all fiscal quarters thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. The amendments to the financial covenants assume moderate improvement to the current market pricing of lithium. If lithium market prices do not improve, or worsen, the Company may not be able to maintain compliance with its amended financial covenants and it will require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities, as needed, to fund its activities and maintain financial flexibility. If the Company is not able to obtain such necessary additional amendments, this would lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
On August 14, 2019, the Company entered into a $1.2 billion unsecured credit facility with several banks and other financial institutions, which was amended and restated on December 15, 2020 and again on December 10, 2021 (the “2019 Credit Facility”). On October 24, 2022, the 2019 Credit Facility was terminated, with the outstanding balance of $250 million repaid using cash on hand.
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase). The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2022 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days. At December 31, 2023, we had $620.0 million of Commercial Paper Notes outstanding bearing a

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

weighted-average interest rate of approximately 6.05% and a weighted-average maturity of 11 days. The Commercial Paper Notes are classified as Current portion of long-term debt in our condensed consolidated balance sheets at December 31, 2023.
Other
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.53% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
We have additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $279.8 million at December 31, 2023. Outstanding borrowings under these agreements were $30.2 million and $3.0 million at December 31, 2023 and 2022, respectively. The average interest rate on borrowings under these agreements during 2023, 2022 and 2021 was approximately 0.4%.
At December 31, 2023 and 2022, we had the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2023 and 2022. At December 31, 2023, we had the ability to borrow $880.0 million under our commercial paper program and the Credit Agreements.
We believe that as of December 31, 2023, we were, and currently are, in compliance with all of our debt covenants.

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
The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023		Year Ended December 31, 2022
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$514,971	$180,561	$680,696	$255,234
Service cost	499	5,686	904	3,700
Interest cost	26,924	7,153	18,827	3,363
Actuarial gain	11,957	10,078	(144,288)	(49,380)
Benefits paid	(41,449)	(9,051)	(41,168)	(11,049)
Employee contributions	—	60	—	64
Foreign exchange loss (gain)	—	7,137	—	(18,562)
Settlements/curtailments	—	(5,606)	—	(1,028)
Other	—	(100)	—	(1,781)
Benefit obligation at December 31	$512,902	$195,918	$514,971	$180,561
Change in plan assets:
Fair value of plan assets at January 1	$469,828	$58,229	$605,991	$94,256
Actual return on plan assets	54,785	4,395	(95,925)	(29,694)
Employer contributions	967	14,496	930	12,451
Benefits paid	(41,449)	(9,051)	(41,168)	(11,049)
Employee contributions	—	60	—	64
Foreign exchange gain (loss)	—	3,091	—	(9,004)
Settlements/curtailments	—	(5,606)	—	(1,028)
Other	—	(100)	—	2,233
Fair value of plan assets at December 31	$484,131	$65,514	$469,828	$58,229

Funded status at December 31	$(28,771)	$(130,404)	$(45,143)	$(122,332)

	December 31, 2023		December 31, 2022
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(912)	$(7,951)	$(947)	$(6,957)
Noncurrent liabilities (pension benefits)	(27,859)	(122,453)	(44,196)	(115,375)
Net pension liability	$(28,771)	$(130,404)	$(45,143)	$(122,332)
Amounts recognized in accumulated other comprehensive (loss) income:
Prior service benefit	$—	$(531)	$—	$(615)
Net amount recognized	$—	$(531)	$—	$(615)
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.21%	3.73%	5.46%	4.04%
Rate of compensation increase	—%	3.67%	—%	3.67%
The accumulated benefit obligation for all defined benefit pension plans was $700.4 million and $688.0 million at December 31, 2023 and 2022, respectively.
Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs have been funded principally on a pay-as-you-go basis. Although the availability of medical coverage after retirement varies for different groups of employees, the majority of employees who retire before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on payments allowed. The availability of group coverage for Medicare-

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and are reserved for retiree life insurance benefits. In 2005, the postretirement medical benefit available to U.S. employees was changed to provide that employees who are under age 50 as of December 31, 2005 would no longer be eligible for a company-paid retiree medical premium subsidy. Employees who are of age 50 and above as of December 31, 2005 and who retire after January 1, 2006 will have their retiree medical premium subsidy capped. Effective January 1, 2008, our medical insurance for certain groups of U.S. retired employees is now insured through a medical carrier.

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2023	2022
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$35,990	$47,493
Service cost	47	85
Interest cost	1,873	1,307
Actuarial gain	(6,618)	(10,164)
Benefits paid	(2,403)	(2,731)
Benefit obligation at December 31	$28,889	$35,990
Change in plan assets:
Fair value of plan assets at January 1	$—	$—
Employer contributions	2,403	2,731
Benefits paid	(2,403)	(2,731)
Fair value of plan assets at December 31	$—	$—
Funded status at December 31	$(28,889)	$(35,990)

	December 31,
	2023	2022
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(2,642)	$(3,239)
Noncurrent liabilities (postretirement benefits)	(26,247)	(32,751)
Net postretirement liability	$(28,889)	$(35,990)
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.21%	5.45%
Rate of compensation increase	—%	—%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2023		December 31, 2022		December 31, 2021
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$499	$5,686	$904	$3,700	$869	$3,697
Interest cost	26,924	7,153	18,827	3,363	18,005	2,427
Expected return on assets	(30,875)	(2,872)	(40,288)	(3,252)	(39,972)	(3,593)
Actuarial (gain) loss	(11,951)	8,593	(8,008)	(18,818)	(34,857)	(19,494)
Amortization of prior service benefit	—	81	—	89	—	115
Total net pension benefits (credit) cost	$(15,403)	$18,641	$(28,565)	$(14,918)	$(55,955)	$(16,848)
Weighted-average assumption percentages:
Discount rate	5.46%	4.04%	2.86%	1.44%	2.50%	0.86%
Expected return on plan assets	6.88%	4.86%	6.89%	3.85%	6.88%	3.98%
Rate of compensation increase	—%	3.67%	—%	3.12%	—%	3.26%

Effective January 1, 2024, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.88% and 5.95%, respectively.
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$47	$85	$123
Interest cost	1,873	1,307	1,238
Actuarial gain	(6,816)	(10,163)	(2,568)
Total net postretirement benefits credit	$(4,896)	$(8,771)	$(1,207)
Weighted-average assumption percentages:
Discount rate	5.45%	2.85%	2.49%
Rate of compensation increase	—%	—%	3.50%

All components of net benefit cost (credit), other than service cost, are included in Other income (expenses), net on the consolidated statements of income.
The mark-to-market actuarial gain in 2023 was primarily attributable to a higher return on pension plan assets during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 11.21% versus an expected return of 6.66%. This was partially offset by a decrease in the weighted-average discount rate to 5.21% from 5.46% for our U.S. pension plans and to 3.73% from 4.04% for our foreign pension plans to reflect market conditions as of the December 31, 2023 measurement date.
The mark-to-market actuarial gain in 2022 was primarily attributable to a significant increase in the weighted average discount rate to 5.46% from 2.86% for our U.S. pension plans and to 4.04% from 1.44% for our foreign pension plans to reflect market conditions as of the December 31, 2022 measurement date. This was partially offset by a lower return on pension plan assets in 2022 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was (17.94)% versus an expected return of 6.48%.
The mark-to-market actuarial gain in 2021 was primarily attributable to a higher return on pension plan assets in 2021 than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 8.42% versus an expected return of 6.50%. In addition, there was an increase in the weighted-average discount rate to 2.86% from 2.50% for our U.S. pension plans and to 1.44% from 0.86% for our foreign pension plans to reflect market conditions as of the December 31, 2021 measurement date.

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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$58,906	$58,906	$—	$—
International Equity(b)	106,491	99,432	7,059	—
Fixed Income(c)	294,140	257,299	36,841	—
Absolute Return Measured at Net Asset Value(d)	80,542	—	—	—
Cash	9,566	9,566	—	—
Total Pension Assets	$549,645	$425,203	$43,900	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$98,080	$97,984	$96	$—
International Equity(b)	88,002	79,815	8,187	—
Fixed Income(c)	269,352	235,184	34,168	—
Absolute Return Measured at Net Asset Value(d)	68,725	—	—	—
Cash	3,898	3,898	—	—
Total Pension Assets	$528,057	$416,881	$42,451	$—
(a)Consists primarily of U.S. stock funds that track or are actively managed and measured against the S&P 500 index.
(b)Consists primarily of international equity funds that invest in common stocks and other securities whose value is based on an international equity index or an underlying equity security or basket of equity securities.
(c)Consists primarily of debt obligations issued by governments, corporations, municipalities and other borrowers. Also includes insurance policies.
(d)Consists primarily of funds with holdings in private investment companies. See additional information about the Absolute Return investments below. Holdings in private investment companies are measured at fair value using the net asset value per share as a practical expedient and have not been categorized in the fair value hierarchy. Their fair values are included in this table to permit reconciliation to the reconciliation of plan assets table above.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company’s pension plan assets in the U.S. and U.K. represent approximately 96% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2023 and 2022, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	38%
Fixed income	53%
Absolute return	9%
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
We made contributions to our defined benefit pension and OPEB plans of $17.9 million, $16.1 million and $30.3 million during the years ended December 31, 2023, 2022 and 2021, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $14.2 million in 2024. Also, we expect to pay approximately $2.4 million in premiums to our U.S. postretirement benefit plan in 2024. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in thousands):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2024	$43,432	$13,476	$2,446
2025	$43,600	$11,493	$2,425
2026	$43,399	$11,753	$2,400
2027	$42,985	$12,322	$2,368
2028	$42,350	$12,716	$2,330
2029-2033	$197,112	$66,160	$10,884
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Costs (credits) relating to our SERP were $0.6 million, ($1.2) million and ($0.2) million for the years ended December 31, 2023, 2022 and 2021, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2023 and 2022 was $6.2 million and $6.5 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $0.9 million are expected to be paid to SERP retirees in 2024. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2023, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012, our Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. The employer portion of contributions to our U.S. defined contribution pension plan amounted to $17.8 million, $12.1 million, and $16.7 million in 2023, 2022 and 2021, respectively. Contributions in 2021 included amounts deferred from 2020 as a result of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and us. Our contributions to the 401(k) plan amounted to $18.4 million, $12.7 million and $17.4 million in 2023, 2022 and 2021, respectively. Contributions in 2021 included amounts deferred from 2020 as a result of the Company’s plan to maintain financial flexibility during the COVID-19 pandemic.
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
In prior years, the majority of the Company’s contributions to the DN Pensionskasse were tied to employees’ contributions, which are generally calculated as a percentage of base compensation, up to a certain statutory ceiling. Our normal contributions to this plan were $1.5 million in the year ended December 31, 2021.
Effective July 1, 2016, the DN Pensionskasse was subject to a financial improvement plan, which expired on December 31, 2022, with the final contribution in the second quarter of 2023. This financial improvement plan called for increased capital reserves to avoid future underfunding risk. During the years ended December 31, 2023, 2022 and 2021, the Company made contributions for its employees covered under this plan of $0.4 million, $2.8 million and $1.3 million, respectively, recorded in Selling, general and administrative expenses, as a result of this financial improvement plan.

NOTE 16—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023	2022
Transition tax on foreign earnings(a)	$127,339	$191,708
Operating leases(b)	113,681	99,269
Liabilities related to uncertain tax positions(c)	220,555	83,670
Executive deferred compensation plan obligation	33,564	27,270
Environmental liabilities(d)	23,224	31,272
Asset retirement obligations(d)	88,703	79,522
Tax indemnification liability(e)	14,481	66,137
Deferred revenue	78,027	—
Other(f)	69,526	57,748
Total	$769,100	$636,596
(a)Noncurrent portion of one-time transition tax on foreign earnings. See Note 21, “Income Taxes,” for additional information.
(b)See Note 18, “Leases.”
(c)See Note 21, “Income Taxes.”
(d)See Note 17, “Commitments and Contingencies.”
(e)Indemnification of certain income and non-income tax liabilities, primarily associated with the Chemetall Surface Treatment entities sold in 2017.
(f)No individual component exceeds 5% of total liabilities.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. We believe that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:
Environmental
We had the following activity in our recorded environmental liabilities for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance, beginning of year	$38,245	$46,617	$45,771
Expenditures	(3,393)	(10,378)	(2,752)
Accretion of discount	1,094	1,031	960
Additions, liability releases and changes in estimates, net	(2,541)	673	4,063
Foreign currency translation adjustments and other	744	302	(1,425)
Balance, end of year	34,149	38,245	46,617
Less amounts reported in Accrued expenses	10,925	6,973	9,077
Amounts reported in Other noncurrent liabilities	$23,224	$31,272	$37,540
Environmental remediation liabilities included discounted liabilities of $27.4 million and $30.1 million at December 31, 2023 and 2022, respectively, discounted at rates with a weighted-average of 3.7% and 3.4%, respectively, with the undiscounted amount totaling $55.4 million and $57.5 million at December 31, 2023 and 2022, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $47 million before income taxes, in excess of amounts already recorded.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022
Balance, beginning of year	$80,101	$79,213
Additions and changes in estimates	11,288	2,919
Accretion of discount	2,421	1,996
Liabilities settled	(3,044)	(4,266)
Foreign currency translation adjustments and other	(1,607)	239
Balance, end of year	$89,159	$80,101
Less amounts reported in Accrued expenses	456	579
Amounts reported in Other noncurrent liabilities	$88,703	$79,522
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
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now the Ketjen segment, we investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the U.S. Department of Justice (“DOJ”) and the SEC, and also reported this conduct to the Dutch Public Prosecutor (“DPP”). We cooperated with these

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

agencies in their investigations of this historical conduct and implemented appropriate remedial measures intended to strengthen our compliance program and related internal controls.
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
During the year ended December 31, 2023, the Company recorded a charge of $218.5 million in Selling, General and Administrative Expenses in its consolidated statement of operations and accrued a corresponding liability on its consolidated balance sheet for these agreements. The agreed upon amounts were paid to the DOJ and SEC in October 2023, with this matter considered finalized and no future financial obligations expected.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $14.5 million and $66.1 million at December 31, 2023 and 2022, respectively, recorded in Other noncurrent liabilities primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2024	2025	2026	2027	2028	Thereafter
Letters of credit and other guarantees	$193,648	$13,375	$2,454	$868	$717	$6,088
The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
We do not have recorded reserves for the letters of credit and guarantees as of December 31, 2023. We are unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, we accrue for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. We believe our liability under such obligations is immaterial.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides details of our lease contracts for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$48,238	$43,809	$42,338
Finance lease cost:
Amortization of right of use assets	5,302	3,377	614
Interest on lease liabilities	5,070	3,504	3,010
Total finance lease cost	10,372	6,881	3,624

Short-term lease cost	20,309	13,985	11,084
Variable lease cost	25,075	8,064	8,002
Total lease cost	$103,994	$72,739	$65,048
Supplemental cash flow information related to our lease contracts for the years ended December 31, 2023, 2022 and 2021 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49,261	$36,629	$33,030
Operating cash flows from finance leases	4,671	3,389	1,776
Financing cash flows from finance leases	2,165	1,432	687
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	48,655	15,913	56,814
Finance leases	46,773	3,976	17,096

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at December 31, 2023 and 2022 is as follows (in thousands, except as noted):

	December 31,
	2023	2022
Operating leases:
Other assets	$137,405	$128,173

Accrued expenses	30,583	35,515
Other noncurrent liabilities	113,681	99,269
Total operating lease liabilities	144,264	134,784
Finance leases:
Net property, plant and equipment	112,438	81,356

Current portion of long-term debt(a)	9,702	4,995
Long-term debt	104,484	74,409
Total finance lease liabilities	114,186	79,404
Weighted average remaining lease term (in years):
Operating leases	12.2	13.3
Finance leases	20.7	22.8
Weighted average discount rate (%):
Operating leases	4.74%	3.60%
Finance leases	4.71%	4.41%
(a) Balance includes accrued interest of finance lease.
Maturities of lease liabilities as of December 31, 2023 were as follows (in thousands):

	Operating Leases	Finance Leases
2024	$33,646	$12,386
2025	28,980	9,229
2026	20,667	8,566
2027	15,664	8,566
2028	11,102	8,566
Thereafter	107,058	128,547
Total lease payments	217,117	175,860
Less imputed interest	72,853	61,674
Total	$144,264	$114,186

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
In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. In February 2023, the Company adopted the Albemarle Corporation 2023 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). The Non-Employee Directors Plan replaced the 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors, which expired by its terms in May 2023. Under the Non-Employee Directors Plan, a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the Non-Employee Directors Plan, generally July 1 to June 30) shall not exceed $750,000. At December 31, 2023, there were 3,072,368 shares available for grant under the Incentive Plan and 493,250 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2023, 2022 and 2021 amounted to $39.0 million, $31.4 million and $18.8 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of income. Total related recognized tax benefits for the years ended December 31, 2023, 2022 and 2021 amounted to $4.6 million, $4.0 million and $2.3 million, respectively.
The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2023:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	384,936	$114.24	6.3	$39,501
Granted	51,316	249.52
Exercised	(3,124)	59.41
Forfeited	(5,984)	207.12
Outstanding at December 31, 2023	427,144	$129.59	5.8	$14,891
Exercisable at December 31, 2023	314,745	$102.14	4.9	$14,891
We granted 51,316, 57,348 and 62,479 stock options during 2023, 2022 and 2021, respectively. There were no significant modifications made to any share-based grants during these periods.
The fair value of each option granted during the years ended December 31, 2023, 2022 and 2021 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Dividend yield	1.26%	1.32%	1.43%
Volatility	40.06%	36.21%	36.19%
Average expected life (years)	6	6	6
Risk-free interest rate	3.95%	1.97%	1.44%
Fair value of options granted	$98.66	$63.00	$49.42
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
The intrinsic value of options exercised during the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $6.9 million and $37.2 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2023 is approximately $4.2 million and is expected to be recognized over a remaining weighted-average period of 1.9 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $0.2 million and $0.1 million for

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the year ended December 31, 2023, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	224,548	$140.44
Granted	79,396	288.28
Vested	(73,060)	102.29
Forfeited	(7,028)	229.70
Nonvested, end of period	223,856	207.61
The weighted average grant date fair value of performance unit awards granted in 2023, 2022 and 2021 was $22.9 million, $13.1 million and $10.0 million, respectively. For all periods presented, half of the performance unit awards granted were based on the targeted return on invested capital (“ROIC Award”), while the other half were granted based on targeted market conditions (“TSR Award”). The fair value of each TSR Award was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Volatility	50.41%	51.51%	47.13%
Risk-free interest rate	4.51%	1.72%	0.27%
The weighted average fair value of performance unit awards that vested during 2023, 2022 and 2021 was $17.2 million, $11.9 million and $5.8 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2023 is approximately $24.8 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.5 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2023:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	300,953	$120.09
Granted	87,240	221.86
Vested	(183,258)	86.15
Forfeited	(6,788)	196.00
Nonvested, end of period	198,147	190.40

The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in 2023, 2022 and 2021 was $19.4 million, $15.4 million and $10.6 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in 2023, 2022 and 2021 was $38.8 million, $17.8 million and $11.0 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2023 is approximately $20.2 million and is expected to be recognized over a remaining weighted-average period of 1.9 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—Accumulated Other Comprehensive (Loss) Income:
The components and activity in Accumulated other comprehensive (loss) income (net of deferred income taxes) consisted of the following during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge(a)	Cash Flow Hedge(b)	Interest Rate Swap(c)	Total
Balance at December 31, 2020	$(369,152)	$46,593	$6,449	$(10,022)	$(326,132)
Other comprehensive (loss) income before reclassifications	(74,478)	5,110	174	—	(69,194)
Amounts reclassified from accumulated other comprehensive loss	93	—	—	2,623	2,716
Other comprehensive (loss) income, net of tax	(74,385)	5,110	174	2,623	(66,478)
Amounts reclassified within accumulated other comprehensive income	51,703	(51,703)	—	—	—
Other comprehensive income attributable to noncontrolling interests	160	—	—	—	160
Balance at December 31, 2021	$(391,674)	$—	$6,623	$(7,399)	$(392,450)
Other comprehensive loss before reclassifications	(171,367)	—	(4,399)	—	(175,766)
Amounts reclassified from accumulated other comprehensive loss	72	—	—	7,399	7,471
Other comprehensive (loss) income, net of tax	(171,295)	—	(4,399)	7,399	(168,295)
Other comprehensive loss attributable to noncontrolling interests	83	—	—	—	83
Balance at December 31, 2022	$(562,886)	$—	$2,224	$—	$(560,662)
Other comprehensive income before reclassifications	26,337	—	5,986	—	32,323
Amounts reclassified from accumulated other comprehensive loss	66	—	(135)	—	(69)
Other comprehensive income, net of tax	26,403	—	5,851	—	32,254
Other comprehensive loss attributable to noncontrolling interests	(118)	—	—	—	(118)
Balance at December 31, 2023	$(536,601)	$—	$8,075	$—	$(528,526)
(a)During the first quarter of 2021, the net investment hedge was discontinued following the repayment of the 1.875% Euro-denominated senior notes. The balance of foreign exchange revaluation gains and losses associated with this discontinued net investment hedge have been reclassified to Foreign currency translation and other, and will remain within Accumulated other comprehensive loss until the hedged net investment is sold or liquidated.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Interest Rate Swap	Total
2023
Other comprehensive income, before tax	$23,964	$—	$8,358	$—	$32,322
Income tax expense	2,439	—	(2,507)	—	(68)
Other comprehensive income, net of tax	$26,403	$—	$5,851	$—	$32,254

2022
Other comprehensive (loss) income, before tax	$(168,953)	$—	$(4,399)	$9,739	$(163,613)
Income tax expense	(2,342)	—	—	(2,340)	(4,682)
Other comprehensive (loss) income, net of tax	$(171,295)	$—	$(4,399)	$7,399	$(168,295)

2021
Other comprehensive (loss) income, before tax	$(76,544)	$6,552	$174	$3,336	$(66,482)
Income tax benefit (expense)	2,159	(1,442)	—	(713)	4
Other comprehensive (loss) income, net of tax	$(74,385)	$5,110	$174	$2,623	$(66,478)

NOTE 21—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$(461,897)	$952,799	$(186,077)
Foreign	708,635	1,480,645	319,695
Total	$246,738	$2,433,444	$133,618
Current income tax expense (benefit):
Federal	$(54,250)	$33,230	$11,722
State	(3,395)	4,965	694
Foreign	387,045	259,054	55,530
Total	$329,400	$297,249	$67,946
Deferred income tax expense (benefit):
Federal	$(8,545)	$84,054	$(38,413)
State	(4,154)	(3,511)	(5,544)
Foreign	113,576	12,796	5,457
Total	$100,877	$93,339	$(38,500)

Total income tax expense	$430,277	$390,588	$29,446

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of the U.S. federal statutory rate to the effective income tax rate is as follows:

	% of Income Before Income Taxes
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal tax benefit	(2.8)	—	(3.5)
Change in valuation allowance(a)	98.8	(3.9)	33.7
Impact of foreign earnings, net(b)(c)	7.7	(0.1)	(40.5)
Global intangible low tax inclusion	4.2	0.3	12.3
Foreign-derived intangible income	—	(3.0)	—
Section 162(m) limitation	4.4	0.3	4.5
Subpart F income	(1.9)	0.2	4.8
Stock-based compensation	(3.9)	(0.3)	(7.2)
Depletion	(2.4)	(0.2)	(2.9)
U.S. federal return to provision	(6.1)	(0.4)	(1.7)
Revaluation of unrecognized tax benefits/reserve requirements(d)	39.1	2.3	3.0
Legal accrual(e)	18.6	—	—
Other items, net	(2.3)	(0.1)	(1.5)
Effective income tax rate	174.4%	16.1%	22.0%
(a)Due to the Company being in a three-year cumulative loss position in China as of December 31, 2023, the year ended December 31, 2023 includes the establishment of a valuation allowance of $223.0 million on current year losses in one of our Chinese entities. The years ended December 31, 2022 and 2021 include benefits of $91.8 million and $6.0 million, respectively, due to the release of a foreign valuation allowance due to changes in expected profitability.
(b)The year ended December 31, 2021 includes a discrete tax benefit of $27.9 million related to the revision of an indemnification estimate for an ongoing tax-related matter in Germany.
(c)Our statutory rate is decreased by our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 20.1%, 3.2%, and 34.6% for the years ended December 31, 2023, 2022, and 2021, respectively.
(d)The year ended December 31, 2023 includes a $96.5 million expense recorded for a current year tax reserve related to an uncertain tax position in Chile.
(e)The year ended December 31, 2023 includes the tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements to resolve a previously disclosed legal matter with the DOJ and SEC during the year ended December 31, 2023. See Note 17, “Commitments and Contingencies,” for further details on this matter.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2023 and 2022 consist of the following (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Accrued employee benefits	$31,917	$20,060
Operating loss carryovers	1,316,916	1,157,841
Pensions	23,527	26,229
Inventory reserves	83,136	3,600
Tax credit carryovers	1,431	3,750
Other(a)	103,517	118,733
Gross deferred tax assets	1,560,444	1,330,213
Valuation allowance	(1,349,924)	(1,087,505)
Deferred tax assets	210,520	242,708
Deferred tax liabilities:
Depreciation	(541,245)	(446,942)
Intangibles	(54,413)	(84,690)
Other	(150,859)	(145,412)
Deferred tax liabilities	(746,517)	(677,044)

Net deferred tax liabilities	$(535,997)	$(434,336)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$22,433	$46,434
Noncurrent deferred tax liabilities	(558,430)	(480,770)
Net deferred tax liabilities	$(535,997)	$(434,336)
Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$(1,087,505)	$(1,276,305)	$(1,326,204)
Additions	(262,469)	(5,810)	(61,470)
Deductions	50	194,610	111,369
Balance at December 31	$(1,349,924)	$(1,087,505)	$(1,276,305)
At December 31, 2023, we had approximately $1.4 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2024 and 2028. We have established valuation allowances for $0.1 million of those domestic credits since we believe that it is more likely than not that the related deferred tax assets will not be realized. We believe that sufficient taxable income will be generated during the carryover period in order to utilize the other remaining credit carryovers.
At December 31, 2023, we have on a pre-tax basis, domestic state net operating losses of $355.5 million, expiring between 2022 and 2041, which have pre-tax valuation allowances of $13.8 million established. In addition, we have on a pre-tax basis $5.2 billion of foreign net operating losses, which have pre-tax valuation allowances for $5.1 billion established. $643.5 million of these foreign net operating losses expire in 2028, $2.7 billion expire in 2035, $215.1 million expire in 2036. $19.7 million expire in 2037, $14.3 million expire at various other dates and $1.6 billion have an indefinite life. We have established valuation allowances for these deferred tax assets since we believe that it is more likely than not that the related deferred tax assets will not be realized. For the same reason, we established pre-tax valuation allowances of $250.9 million and $265.5 million for other state and foreign deferred tax assets, respectively, unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, we believe it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.
As of December 31, 2023, we have not recorded taxes on approximately $11.1 billion of cumulative undistributed earnings of our non-U.S. subsidiaries and joint ventures. The TCJA imposed a mandatory transition tax on accumulated foreign

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. We generally do not provide for taxes related to our undistributed earnings because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, we can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $220.6 million and $83.7 million at December 31, 2023 and 2022, respectively, inclusive of interest and penalties of $42.0 million and $11.5 million at December 31, 2023 and 2022, respectively, and are reported in Other noncurrent liabilities as provided in Note 16, “Other Noncurrent Liabilities.” These liabilities at December 31, 2023 and 2022 were reduced by $73.0 million and $32.4 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state and local income taxes, and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 11, “Other Assets.” The resulting net liability of $105.6 million as of December 31, 2023 would favorably affect earnings if recognized and released, while the net liability of $39.8 million at December 31, 2022 would favorably affect earnings if recognized and released.
The liabilities related to uncertain tax positions, exclusive of interest, were $178.8 million and $72.2 million at December 31, 2023 and 2022, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Balance at January 1	$72,162	$20,717	$11,639
Additions for tax positions related to prior years	6,216	1,673	75
Reductions for tax positions related to prior years	—	—	(6)
Additions for tax positions related to current year	101,179	50,531	10,911
Lapses in statutes of limitations/settlements	(770)	(995)	(1,931)
Foreign currency translation adjustment	(2)	236	29
Balance at December 31	$178,785	$72,162	$20,717
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2020. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2017.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2014 through 2022 related to Belgium, Canada, Chile, China, Germany and South Africa, some of which are for entities that have since been divested.
While we believe we have adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.
Since the timing of resolutions and/or closure of tax audits is uncertain, it is difficult to predict with certainty the range of reasonably possible significant increases or decreases in the liability related to uncertain tax positions that may occur within the next twelve months. Our current view is that it is reasonably possible that we could record an increase in the liability related to uncertain tax positions, relating to a number of issues, up to approximately $0.4 million as a result of closure of tax statutes.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31,
	2023		2022
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$4,186,532	$4,021,693	$3,239,853	$2,993,027
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. At December 31, 2023 and 2022, we had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $994.5 million and $64.5 million, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At December 31, 2023 and 2022, we had outstanding non-designated foreign currency forward contracts with notional values totaling $7.1 billion and $2.8 billion, respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar, Chilean Peso and Japanese Yen.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets at December 31, 2023 and 2022 (in thousands):

	December 31,
	2023		2022
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$3,489	$—	$—	$—
Other assets	11,704	—	—	—
Accrued expenses	—	446	—	3,159
Total designated as hedging instruments	15,193	446	—	3,159
Not designated as hedging instruments
Other current assets	2,636	—	6,016	—
Accrued expenses	—	5,306	—	85
Total not designated as hedging instruments	2,636	5,306	6,016	85
Total	$17,829	$5,752	$6,016	$3,244
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2023	2022	2021
Designated as hedging instruments:
Gains (losses) recognized in Other comprehensive income (loss)	$8,493	$(4,398)	$174
Not designated as hedging instruments:
Gains (losses) recognized in Other income (expenses), net(a)	$213,378	$(41,088)	$1,068
(a)Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expenses), net.
In addition, for the years ended December 31, 2023, 2022 and 2021, we recorded net cash receipts (settlements) of $218.0 million, ($44.4) million and ($2.4) million, respectively, primarily within Changes in current assets and liabilities, in our consolidated statements of cash flows.

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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2023 and 2022 (in thousands):

	December 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities(a)	$289,307	$—	$—	$289,307
Investments under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Public equity securities(c)	$168,928	$168,928	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,536	$—	$—	$—
Foreign currency forward contracts(f)	$17,829	$—	$17,829	$—
Liabilities:
Obligations under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Foreign currency forward contracts(f)	$5,752	$—	$5,752	$—

	December 31, 2022	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities(a)	$260,139	$—	$—	$260,139
Investments under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Public equity securities(c)	$5,890	$5,890	$—	$—
Private equity securities measured at net asset value(d)(e)	$6,375	$—	$—	$—
Foreign currency forward contracts(f)	$6,016	$—	$6,016	$—
Liabilities:
Obligations under executive deferred compensation plan(b)	$27,270	$27,270	$—	$—
Foreign currency forward contracts(f)	$3,244	$—	$3,244	$—
(a)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS sale on June 1, 2021. See Note 3, “Divestitures,” for further details on the material terms and conditions. A third-party estimate of the fair value was prepared using expected future cash flows over the period up to when the asset is likely to be redeemed, applying a discount rate that appropriately captures a market participant's view of the risk associated with the investment. These are considered to be Level 3 inputs.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income (expenses), net, in our consolidated statements of income. See Note 10, “Investments,” for further details.
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
The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

	Available for Sale Debt Securities
	Year Ended December 31,
	2023	2022
Beginning balance	$260,139	$246,517
Accretion of discount	5,306	12,735
PIK dividends	19,307	—
Change in fair value	4,554	887
Ending balance	$289,306	$260,139

NOTE 24—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Sales to unconsolidated affiliates	$35,676	$51,906	$19,441
Purchases from unconsolidated affiliates(a)	$3,652,784	$1,920,476	$213,077
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.
(b)Cost of goods sold on the consolidated statements of income included purchases from related unconsolidated affiliates of $2.3 billion, $656.7 million and $156.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2023	2022
Receivables from unconsolidated affiliates	$15,992	$21,495
Payables to unconsolidated affiliates(a)	$550,186	$518,377
(a)Payables to unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 25—Segment and Geographic Area Information:
Effective January 1, 2023, the Company realigned its Lithium and Bromine global business units into a new corporate structure designed to better meet customer needs and foster talent required to deliver in a competitive global environment. In addition, the Company announced its decision to retain its Catalysts business under a separate, wholly-owned subsidiary renamed Ketjen. As a result, the Company’s three reportable segments include: (1) Energy Storage; (2) Specialties; and (3) Ketjen. Each segment has a dedicated team of sales, research and development, process engineering, manufacturing and sourcing, and business strategy personnel and has full accountability for improving execution through greater asset and market focus, agility and responsiveness. This business structure aligns with the markets and customers we serve through each of the segments. This structure also facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions. The segment information for the prior year periods have been recast to conform to the current year presentation.
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
Segment information for the years ended December 31, 2023, 2022 and 2021 were as follows (in thousands). Prior period amounts have been recast to reflect the current segment structure.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022	2021
Net sales:
Energy Storage	$7,078,998	$4,660,945	$1,067,430
Specialties	1,482,425	1,759,587	1,424,197
Ketjen	1,055,780	899,572	761,235
Total segment net sales	9,617,203	7,320,104	3,252,862
All Other	—	—	75,095
Total net sales	$9,617,203	$7,320,104	$3,327,957

Adjusted EBITDA:
Energy Storage	$2,407,393	$3,032,260	$371,384
Specialties	298,506	527,318	468,836
Ketjen	103,872	28,732	106,941
Total segment adjusted EBITDA	2,809,771	3,588,310	947,161
See below for a reconciliation of total segment adjusted EBITDA to the companies consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Year Ended December 31,
	2023	2022	2021
Total segment adjusted EBITDA	$2,809,771	$3,588,310	$947,161
All other adjusted EBITDA	—	—	29,858
Corporate expenses, net	(43,486)	(112,453)	(106,045)
Depreciation and amortization	(429,944)	(300,841)	(254,000)
Interest and financing expenses(a)	(116,072)	(122,973)	(61,476)
Income tax expense	(430,277)	(390,588)	(29,446)
Gain (loss) on change in interest in properties/sale of business, net(b)	71,190	(8,400)	295,971
Acquisition and integration related costs(c)	(26,767)	(16,259)	(12,670)
Goodwill impairment(d)	(6,765)	—	—
Non-operating pension and OPEB items	7,971	57,032	78,814
Mark-to-market (loss) gain on public equity securities(e)	(44,732)	4,319	—
Legal accrual(f)	(218,510)	—	(657,412)
Albemarle Foundation contribution(g)	—	—	(20,000)
Indemnification adjustments(h)	—	—	(39,381)
Other(i)	1,097	(8,331)	(47,702)
Net income attributable to Albemarle Corporation	$1,573,476	$2,689,816	$123,672
(a)Included in Interest and financing expenses is a loss on early extinguishment of debt of $19.2 million and $29.0 million for the years ended December 31, 2022 and 2021, respectively. See Note 14, “Long-term Debt,” for additional information. In addition, Interest and financing expenses for the year ended December 31, 2022 includes the correction of an out of period error of $17.5 million related to the overstatement of capitalized interest in prior periods.
(b)Gain recorded during the year ended December 31, 2023 resulting from the restructuring of the MARBL joint venture with MRL. See Note 10, “Investments,” for further details. $8.4 million and $132.4 million of expense recorded during the years ended December 31, 2022 and 2021, respectively, as a result of revised estimates of the obligation to construct certain lithium hydroxide conversion assets in Kemerton, Western Australia, due to cost overruns from supply chain, labor and COVID-19 pandemic related issues. The corresponding obligation was initially recorded in Accrued liabilities prior to being transferred to MRL, which held a 40% ownership interest in these Kemerton assets during those periods. See Note 2, “Acquisitions,” for additional information. In addition, the year ended December 31, 2021, includes a $428.4 million gain related to the FCS divestiture. See Note 3, “Divestitures,” for additional information on this gain.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(d)Goodwill impairment charge recorded in SG&A during the year ended December 31, 2023 related to our PCS business. See Note 12, “Goodwill and Other Intangibles,” for further details.
(e)(Loss) gain recorded in Other income (expenses), net for the years ended December 31, 2023 and 2022 resulting from the change in fair value of investments in public equity securities.
(f)Loss recorded in SG&A for the agreements to resolve a previously disclosed legal matter with the DOJ and SEC during the year ended December 31, 2023. In addition, during the year ended December 31, 2021 the Company recorded a loss in Other income (expenses), net for related to the settlement of an arbitration ruling for a prior legal matter. See Note 17, “Commitments and Contingencies,” for further details on both matters.
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
(h)Included in Other income (expenses), net to revise an indemnification estimate for an ongoing tax-related matter of a previously disposed business in Germany. A corresponding discrete tax benefit of $27.9 million was recorded in Income tax expense during the same period, netting to an expected cash obligation of approximately $11.5 million.
(i)Included amounts for the year ended December 31, 2023 recorded in:
•Cost of goods sold - $15.1 million loss recorded to settle an arbitration matter with a regulatory agency in Chile, partially offset by a $4.1 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations.
•SG&A - $9.5 million of separation and other severance costs to employees in Corporate and the Ketjen business which are primarily expected to be paid out during 2023, $2.3 million of facility closure expenses related to offices in Germany, $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $1.8 million of various expenses including for certain legal costs and shortfall contributions for a multiemployer plan financial improvement plan.
•Other income (expenses), net - $19.3 million gain from PIK dividends of preferred equity in a Grace subsidiary, a $7.3 million gain resulting from insurance proceeds of a prior legal matter and $5.5 million of gains from the sale of investments and the write-off of certain liabilities no longer required, partially offset by $3.6 million of charges for asset retirement obligations at a site not part of our operations and $0.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the year ended December 31, 2022 recorded in:
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
•Other income (expenses), net - $3.0 million gain from the reversal of a liability related to a previous divestiture, a $2.0 million gain relating to the adjustment of an environmental reserve at non-operating businesses we previously divested and a $0.6 million gain related to a settlement received from a legal matter in a prior period, partially offset by a $3.2 million loss resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the year ended December 31, 2021 recorded in:
•Cost of goods sold - $10.5 million of expense related to a legal matter as part of a prior acquisition in our Lithium business.
•SG&A - $11.5 million of legal fees related to a legacy Rockwood legal matter noted above, $9.8 million of expenses primarily related to non-routine labor and compensation related costs that are outside normal compensation arrangements, a $4.0 million loss resulting from the sale of property, plant and equipment, $3.8 million of charges for environmental reserves at a sites not part of our operations and $3.2 million of facility closure costs related to offices in Germany, and severance expenses in Germany and Belgium.
•Other income (expenses), net - $4.8 million of net expenses primarily related to asset retirement obligation charges to update of an estimate at a site formerly owned by Albemarle.

	December 31,
	2023	2022	2021
		(In thousands)
Identifiable assets:
Energy Storage(a)	$13,246,412	$10,471,949	$7,272,029
Specialties	1,696,307	1,396,583	1,344,038
Ketjen	1,355,743	1,214,482	1,149,592
Total segment identifiable assets	16,298,462	13,083,014	9,765,659
Corporate	1,972,190	2,373,508	1,208,459
Total identifiable assets	$18,270,652	$15,456,522	$10,974,118
(a)Increase in Energy Storage identifiable assets each year primarily due to capital expenditures for growth and capacity increases.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Depreciation and amortization:
Energy Storage	$258,436	$175,738	$123,295
Specialties	86,673	67,705	66,658
Ketjen	76,023	51,417	51,588
Total segment depreciation and amortization	421,132	294,860	241,541
All Other	—	—	1,870
Corporate	8,812	5,981	10,589
Total depreciation and amortization	$429,944	$300,841	$254,000
Capital expenditures:
Energy Storage	$1,752,440	$980,410	$791,645
Specialties	214,039	183,658	92,194
Ketjen	132,510	66,319	49,312
Total segment capital expenditures	2,098,989	1,230,387	933,151
All Other	—	—	2,339
Corporate	50,292	31,259	18,177
Total capital expenditures	$2,149,281	$1,261,646	$953,667

	Year Ended December 31,
	2023	2022	2021
		(In thousands)
Net Sales(a):
United States	$930,838	$888,612	$730,738
Foreign(b)	8,686,365	6,431,492	2,597,219
Total	$9,617,203	$7,320,104	$3,327,957
(a)Net sales are attributed to countries based upon shipments to final destination.
(b)In 2023, net sales to South Korea, China and Japan represented 32%, 30% and 15%, respectively, of total net sales. In 2022, net sales to China, South Korea and Japan represented 33%, 22% and 15%, respectively, of total net sales. In 2021, net sales to China, Japan and South Korea represented 18%, 14% and 11%, respectively, of total net sales.
During 2023 and 2022, one customer in the Energy Storage business represented more than 10% of the Company’s consolidated net sales.

	As of December 31,
	2023	2022	2021
		(In thousands)
Long-Lived Assets(a):
United States	$1,912,243	$1,371,347	$1,040,252
Australia	4,610,963	3,253,069	2,736,590
Chile	2,258,619	2,057,270	1,923,821
China	819,119	438,090	139,537
Jordan	292,870	267,612	262,392
Netherlands	186,963	167,264	177,405
Germany	91,979	77,845	80,956
France	56,876	52,894	49,740
Brazil	33,730	31,855	29,474
Other foreign countries	87,489	77,747	62,667
Total	$10,350,851	$7,794,993	$6,502,834
(a)    Long-lived assets are comprised of the Company’s Property, plant and equipment and joint ventures included in Investments.

Albemarle Corporation and Subsidiaries

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
NONE

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s report on internal control over financial reporting and the independent registered public accounting firm’s report are included in Item 8 under the captions entitled “Management’s Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm” and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
On February 9, 2024, Albemarle Corporation, Albemarle Europe Srl, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into the first amendment (the “First Amendment”) to that certain amended and restated credit agreement dated as of October 28, 2022 (the “2022 Credit Agreement”). The First Amendment modifies the leverage ratio financial maintenance covenant in the 2022 Credit Agreement by (a) temporarily increasing the 3.50:1.0 maximum leverage ratio permitted by the covenant to (i) 5.00:1.0 (for the second quarter of 2024), (ii) 5.50:1.0 (for the third quarter of 2024), (iii) 4.00:1.0 (for the fourth quarter of 2024) and (iv) 3.75:1.0 (for the first and second quarters of 2025) and (b) adjusting the calculation of the EBITDA and net debt components that form the basis of the calculation of the consolidated leverage ratio. The First Amendment includes certain other amendments to the 2022 Credit Agreement, including the addition of a financial covenant that will require Albemarle Corporation to maintain a specified minimum interest coverage ratio.
The foregoing description of the First Amendment does not purport to be complete and is qualified in its entirety by reference to the First Amendment, which is filed as Exhibit 10.52 to this Annual Report on Form 10-K.

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

Albemarle Corporation and Subsidiaries

Conduct that applies to the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions that relates to any element of the Code of Conduct as defined in Item 406 of Regulation S-K by posting such information on our website.
New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 10, 2023. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 80 to 131:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
(a)(2) No financial statement schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

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

3.2
Amended and Restated Bylaws, effective October 23, 2023, of Albemarle Corporation [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 26, 2023, and incorporated herein by reference].

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

10.1#
2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex A to the Company’s definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on March 28, 2013, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.2#
First Amendment to the 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 5, 2016, and incorporated herein by reference].

10.3#
Second Amendment to the 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 5, 2020, and incorporated herein by reference].

10.4#
Third Amendment to the 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.56 to the Company's Annual Report on Form 10-K (No. 1-12658) filed on February 19, 2021 and incorporated herein by reference].

10.5#
Fourth Amendment to the 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on August 4, 2021, and incorporated herein by reference].

10.6#
Albemarle Corporation 2023 Stock Compensation and Deferral Election Plan for Non-Employee Directors of Albemarle Corporation [filed as Annex A to the Company’s definitive Proxy Statement on Schedule 14A (No. 1-12658) filed on March 21, 2023, and incorporated herein by reference].

10.7#
Albemarle Corporation 2008 Incentive Plan, as amended and restated as of April 20, 2010 [filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (No. 333-166828) filed on May 14, 2010, and incorporated herein by reference].

10.8#
Form of Notice of Option Grant under the Albemarle Corporation 2008 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 2, 2016, and incorporated herein by reference].

10.9#	Albemarle Corporation 2017 Incentive Plan, adopted May 12, 2017 [filed as Appendix A to the Company’s Definitive Proxy Statement filed on March 30, 2017, and incorporated herein by reference].

10.10#
Form of Notice of Option Grant under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 9, 2018, and incorporated herein by reference].

10.11#
Form of Notice of NEO Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020, and incorporated herein by reference].

10.12#
Form of Notice of Special Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 4, 2020, and incorporated herein by reference].

10.13#
Form of Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

10.14#
Form of Adjusted ROIC Performance Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

10.15#
Form of TSR Performance Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

10.16#
Form of Stock Option Grant Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.17#
Form of Special Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 28, 2022, and incorporated herein by reference].

10.18#
Form Notice of Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 2, 2022, and incorporated herein by reference].

10.19#
Form of Stock Option Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

10.20#
Form of rTSR Performance Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

10.21#
Form of ROIC Performance Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

10.22#
Form of Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

10.23#
Form of Special Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 24, 2023, and incorporated herein by reference].

10.24#
Amended and Restated Albemarle Corporation Supplemental Executive Retirement Plan, effective as of January 1, 2005 [filed as Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.25#
First Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 1, 2010 [filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.26#
Second Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 18, 2011 [filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.27#
Third Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 2, 2013 [filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.28#
Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.29#
Form of Severance Compensation Agreement (Pension-Eligible Employees) [filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.30#
Form of Severance Compensation Agreement (Non-Pension-Eligible Employees) [filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.31#
Form of Amendment to Severance Compensation Agreement [filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.32#
Form of Second Amendment to Severance Compensation Agreement between Scott Tozier and Albemarle Corporation [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 9, 2016, and incorporated herein by reference].

10.33#
Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.34#
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658), and incorporated herein by reference].

10.35#
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.36#
First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014 [filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.37#
Second Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of February 12, 2015 [filed as Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.38#
Third Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 31, 2015 [filed as Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.39#
Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 17, 2015 [filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.40#
Fifth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of March 31, 2017 [filed as Exhibit 10.38 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

10.41#
Sixth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of July 5, 2017 [filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

10.42#
Seventh Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 9, 2017 [filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

10.43#
Executive Employment Agreement with J. Kent Masters, dated April 20, 2020 [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

10.44#
Change in Control Agreement with J. Kent Masters, dated April 20, 2020 [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

10.45#
Notice of Restricted Stock Unit Award to J. Kent Masters, dated May 8, 2020 [filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 11, 2020, and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.46#
Amended and Restated Executive Employment Agreement, dated March 15, 2023, between the Company and J. Kent Masters [filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 3, 2023, and incorporated herein by reference].

10.47#
Amended and Restated Severance Compensation Agreement, dated March 15, 2023, between the Company and J. Kent Masters [filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 3, 2023, and incorporated herein by reference].

10.48#
Letter Agreement with Raphael Crawford, dated November 3, 2021 [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 4, 2021, and incorporated herein by reference].

10.49
Sale, Purchase and Contribution Agreement, dated February 25, 2021 among Albemarle Corporation, W. R. Grace & Co.-Conn and Fine Chemical Manufacturing Services LLC [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 5, 2021, and incorporated herein by reference].

10.50
Second Amendment and Restatement Agreement, dated as of December 10, 2021, among Albemarle Corporation, the Lenders Party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent [filed as Exhibit 10.62 to the Company’s Annual Report on Form 10-K (No. 1-12658) filed on February 18, 2022 and incorporated herein by reference].

10.51
Amended and Restated Credit Agreement, dated as of October 28, 2022, among Albemarle Corporation, certain other subsidiaries of the Company, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 2, 2022, and incorporated herein by reference].

10.52*
First Amendment to Credit Agreement, dated as of February 9, 2024, among Albemarle Corporation, certain other subsidiaries of the Company, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders.

10.53
Form of Employee Non-Solicitation, Non-Compete and Confidentiality Agreement [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 9, 2022 and incorporated herein by reference].

10.54#*	Albemarle Corporation Amended and Restated Compensation Recoupment and Forfeiture Policy, effective as of December 1, 2023.

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of SRK Consulting (U.S), Inc. regarding lithium reserves and resources.

23.3*	Consent of Fastmarkets Group Limited regarding market studies for lithium reserves and resources.

23.4*	Consent of RPS Energy Canada Ltd regarding bromine reserves and resources.

23.5*	Consent of RESPEC regarding bromine reserves and resources.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Albemarle Corporation and Subsidiaries

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

96.1*	SEC Technical Report Summary Pre-Feasibility Study Greenbushes Mine Western Australia, prepared by SRK Consulting (U.S), Inc., dated February 9, 2024.

96.2*	SEC Technical Report Summary Initial Assessment Wodgina Western Australia, prepared by SRK Consulting (U.S), Inc., dated February 14, 2023.

96.3
SEC Technical Report Summary, Pre-Feasibility Study, Salar de Atacama Region II, Chile, prepared by SRK Consulting (U.S), Inc., dated February 14, 2023 [filed as Exhibit 96.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

96.4
SEC Technical Report Summary Pre-Feasibility Study, Silver Peak Lithium Operation, Nevada, USA, prepared by SRK Consulting (U.S), Inc., dated February 14, 2023 [filed as Exhibit 96.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 15, 2023 and incorporated herein by reference].

96.5*	SEC Technical Report Summary for Jordan Bromine Operation, prepared by RPS Energy Canada Ltd and RESPEC Consulting Inc., dated February 14, 2024.

96.6*	SEC Technical Report Summary for Magnolia Field Bromine Reserves, prepared by RPS Energy Canada Ltd, dated February 14, 2024.

97*	Albemarle Corporation Incentive-Based Compensation Recovery Policy, effective as of December 1, 2023.

101*	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the fiscal years ended December 31, 2023, 2022 and 2021, (ii) the Consolidated Statements of Comprehensive Income for the fiscal years ended December 31, 2023, 2022 and 2021, (iii) the Consolidated Balance Sheets at December 31, 2023 and 2022, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2023, 2022 and 2021, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2023, 2022 and 2021 and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
(c) In accordance with Regulation S-X Rule 3-09, the audited financial statements of Windfield Holdings Pty. Ltd. (“Windfield”) for the year ended December 31, 2023, Windfield’s fiscal year end, will be filed by amendment to this Annual Report on Form 10-K on or before June 30, 2024.

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
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: February 14, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 14, 2024.

Signature	Title

/S/ J. KENT MASTERS	Chairman, President and Chief Executive Officer (principal executive
(J. Kent Masters)	officer)

/S/ NEAL R. SHEOREY	Executive Vice President, Chief Financial Officer (principal financial
(Neal R. Sheorey)	officer)

/S/ JOHN C. BARICHIVICH III	Vice President, Corporate Controller and Chief Accounting Officer (principal accounting officer)
(John C. Barichivich III)

/S/ M. LAUREN BRLAS	Director
(M. Lauren Brlas)

/S/ RALF H. CRAMER	Director
(Ralf H. Cramer)

/S/ GLENDA J. MINOR	Director
(Glenda J. Minor)

/S/ JAMES J. O’BRIEN	Director
(James J. O’Brien)

/S/ DIARMUID B. O’CONNELL	Director
(Diarmuid B. O’Connell)

/S/ DEAN L. SEAVERS	Director
(Dean L. Seavers)

/S/ GERALD A. STEINER	Director
(Gerald A. Steiner)

/S/ HOLLY A. VAN DEURSEN	Director
(Holly A. Van Deursen)

/S/ ALEJANDRO D. WOLFF	Director
(Alejandro D. Wolff)