Form 10-K/A
period 2023-12-31
ALBEMARLE CORP
filed 2024-03-28
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K/A
(Amendment No. 1)
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2023

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number 001-12658
ALBEMARLE CORPORATION
(Exact name of registrant as specified in its charter)

Virginia	54-1692118
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4250 Congress Street, Suite 900
Charlotte, North Carolina 28209
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (980) - 299-5700
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
COMMON STOCK, $.01 Par Value	ALB	New York Stock Exchange
DEPOSITARY SHARES, each representing a 1/20th interest in a share of 7.25% Series A Mandatory Convertible Preferred Stock	ALB PR A	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,”

“smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $26.2 billion based on the last reported sale price of common stock on June 30, 2023, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 7, 2024: 117,402,949
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission on March 26, 2024 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On February 15, 2024, Albemarle Corporation (“Albemarle” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission (the “Original Filing”).
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Albemarle is being filed solely to amend Item 15(c) of Part IV of the Original Filing to include the separate financial statements of Windfield Holdings Pty Ltd (“Windfield”) as required under Rule 3-09 of Regulation S-X. The financial statements of Windfield for its fiscal year ended December 31, 2023 were not available at the time the Company filed the Original Filing. The required financial statements are now provided as Exhibit 99.1 to this Amendment No. 1.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 of the Company’s Annual Report on Form 10-K filed on February 15, 2024:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Charlotte, North Carolina, PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2023, 2022 and 2021
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No.1) pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company’s Annual Report on Form 10-K filed on February 15, 2024:

*23.6	Consent of KPMG.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Financial Statements of Windfield Holdings Pty Ltd for the year ended December 31, 2023.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2023, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
(c) The financial statements of Windfield Holdings Pty Ltd included in Exhibit 99.1 for the year ended December 31, 2023 are filed as part of Item 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2023 and should be read in conjunction with the Company's consolidated financial statements filed with the Company’s Annual Report on Form 10-K filed on February 15, 2024.

Albemarle Corporation and Subsidiaries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ J. KENT MASTERS
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: March 28, 2024