Form 10-Q
period 2024-03-31
ALBEMARLE CORP
filed 2024-05-01
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 24, 2024: 117,527,473

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,360,736	$2,580,252
Cost of goods sold(a)	1,321,798	1,303,712
Gross profit	38,938	1,276,540
Selling, general and administrative expenses	194,912	154,306
Research and development expenses	23,532	20,471
Operating (loss) profit	(179,506)	1,101,763
Interest and financing expenses	(37,969)	(26,777)
Other income, net	49,901	82,492
(Loss) income before income taxes and equity in net income of unconsolidated investments	(167,574)	1,157,478
Income tax (benefit) expense	(3,721)	276,963
(Loss) income before equity in net income of unconsolidated investments	(163,853)	880,515
Equity in net income of unconsolidated investments (net of tax)	180,500	396,188
Net income	16,647	1,276,703
Net income attributable to noncontrolling interests	(14,199)	(38,123)
Net income attributable to Albemarle Corporation	2,448	1,238,580
Mandatory convertible preferred stock dividends	(11,584)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(9,136)	$1,238,580

Basic (loss) earnings per share attributable to common shareholders	$(0.08)	$10.57
Diluted (loss) earnings per share attributable to common shareholders	$(0.08)	$10.51
Weighted-average common shares outstanding – basic	117,451	117,232
Weighted-average common shares outstanding – diluted	117,451	117,841
(a)Included purchases from related unconsolidated affiliates of $540.7 million and $353.2 million for the three-month periods ended March 31, 2024 and 2023, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net income	$16,647	$1,276,703
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(50,220)	46,216
Cash flow hedge	(18,660)	1,101
Total other comprehensive (loss) income, net of tax	(68,880)	47,317
Comprehensive (loss) income	(52,233)	1,324,020
Comprehensive income attributable to noncontrolling interests	(13,998)	(38,115)
Comprehensive (loss) income attributable to Albemarle Corporation	$(66,231)	$1,285,905
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$2,055,813	$889,900
Trade accounts receivable, less allowance for doubtful accounts (2024 – $2,761; 2023 – $2,808)	874,038	1,213,160
Other accounts receivable	438,507	509,097
Inventories	1,904,827	2,161,287
Other current assets	549,540	443,475
Total current assets	5,822,725	5,216,919
Property, plant and equipment, at cost	12,587,763	12,233,757
Less accumulated depreciation and amortization	2,831,728	2,738,553
Net property, plant and equipment	9,756,035	9,495,204
Investments	1,259,001	1,369,855
Other assets	329,283	297,087
Goodwill	1,613,534	1,629,729
Other intangibles, net of amortization	251,755	261,858
Total assets	$19,032,333	$18,270,652
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$1,165,955	$1,537,859
Accounts payable to related parties	129,613	550,186
Accrued expenses	454,600	544,835
Current portion of long-term debt	5,076	625,761
Dividends payable	58,354	46,666
Income taxes payable	237,098	255,155
Total current liabilities	2,050,696	3,560,462
Long-term debt	3,519,453	3,541,002
Postretirement benefits	26,382	26,247
Pension benefits	145,067	150,312
Other noncurrent liabilities	833,548	769,100
Deferred income taxes	657,468	558,430
Commitments and contingencies (Note 6)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 150,000 issued and outstanding – 117,527 in 2024 and 117,356 in 2023	1,175	1,174
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2024 and 0 in 2023	2,235,379	—
Additional paid-in capital	2,962,585	2,952,517
Accumulated other comprehensive loss	(597,205)	(528,526)
Retained earnings	6,930,868	6,987,015
Total Albemarle Corporation shareholders’ equity	11,532,802	9,412,180
Noncontrolling interests	266,917	252,919
Total equity	11,799,719	9,665,099
Total liabilities and equity	$19,032,333	$18,270,652
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net income							2,448	2,448	14,199	16,647
Other comprehensive loss						(68,679)		(68,679)	(201)	(68,880)
Common stock dividends declared, $0.40 per common share							(47,011)	(47,011)	—	(47,011)
Mandatory convertible preferred stock cumulative dividends							(11,584)	(11,584)		(11,584)
Stock-based compensation					9,057			9,057		9,057
Exercise of stock options	1,420	—			86			86		86
Issuance of common stock, net	260,750	2			11,543			11,545		11,545
Issuance of mandatory convertible preferred stock, net			2,300	2,235,379				2,235,379		2,235,379
Withholding taxes paid on stock-based compensation award distributions	(91,273)	(1)			(10,618)			(10,619)		(10,619)
Balance at March 31, 2024	117,527,167	$1,175	2,300,000	$2,235,379	$2,962,585	$(597,205)	$6,930,868	$11,532,802	$266,917	$11,799,719

Balance at December 31, 2022	117,168,366	$1,172	—	$—	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income							1,238,580	1,238,580	38,123	1,276,703
Other comprehensive income						47,325		47,325	(8)	47,317
Common stock dividends declared, $0.40 per common share							(46,919)	(46,919)	—	(46,919)
Stock-based compensation					9,658			9,658		9,658
Exercise of stock options	1,220	—			81			81		81
Issuance of common stock, net	205,172	2			(2)			—		—
Withholding taxes paid on stock-based compensation award distributions	(75,366)	(1)			(18,616)			(18,617)		(18,617)
Balance at March 31, 2023	117,299,392	$1,173	—	$—	$2,931,961	$(513,337)	$6,792,938	$9,212,735	$246,335	$9,459,070
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash and cash equivalents at beginning of year	$889,900	$1,499,142
Cash flows from operating activities:
Net income	16,647	1,276,703
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	123,751	87,271
Stock-based compensation and other	9,317	10,540
Equity in net income of unconsolidated investments (net of tax)	(180,500)	(396,188)
Dividends received from unconsolidated investments and nonmarketable securities	50,756	547,552
Pension and postretirement expense	1,273	1,954
Pension and postretirement contributions	(4,824)	(2,825)
Realized loss on investments in marketable securities	33,746	—
Unrealized loss (gain) on investments in marketable securities	6,737	(45,732)
Deferred income taxes	116,447	14,098
Working capital changes	(52,320)	(764,071)
Other, net	(23,076)	(8,322)
Net cash provided by operating activities	97,954	720,980
Cash flows from investing activities:
Capital expenditures	(579,322)	(415,608)
Sales (purchases) of marketable securities, net	84,893	(122,267)
Investments in equity investments and nonmarketable securities	(74)	(1,133)
Net cash used in investing activities	(494,503)	(539,008)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	2,236,750	—
Repayments of long-term debt and credit agreements	(29,019)	—
Proceeds from borrowings of long-term debt and credit agreements	29,019	—
Other debt repayments, net	(620,753)	(713)
Dividends paid to common shareholders	(46,908)	(46,282)
Dividends paid to noncontrolling interests	—	(53,145)
Proceeds from exercise of stock options	86	81
Withholding taxes paid on stock-based compensation award distributions	(10,619)	(18,617)
Other	(1,256)	—
Net cash provided by (used in) financing activities	1,557,300	(118,676)
Net effect of foreign exchange on cash and cash equivalents	5,162	24,296
Increase in cash and cash equivalents	1,165,913	87,592
Cash and cash equivalents at end of period	$2,055,813	$1,586,734
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of March 31, 2024 and December 31, 2023, our consolidated statements of income, consolidated statements of comprehensive (loss) income and consolidated statements of changes in equity for the three-month periods ended March 31, 2024 and 2023 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2024. The December 31, 2023 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year.
NOTE 2—Inventories:
The following table provides a breakdown of inventories at March 31, 2024 and December 31, 2023 (in thousands):

	March 31,	December 31,
	2024	2023
Finished goods	$1,349,770	$1,624,893
Raw materials and work in process(a)	414,204	401,050
Stores, supplies and other	140,853	135,344
Total(b)	$1,904,827	$2,161,287

(a)Includes $241.0 million and $213.4 million at March 31, 2024 and December 31, 2023, respectively, of work in process in our Energy Storage segment.
(b)During the year ended December 31, 2023, the Company recorded a $604.1 million charge in Cost of goods sold to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $408.5 million and $559.6 million at March 31, 2024 and December 31, 2023, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income.
NOTE 3—Investments:
Proportionately Consolidated Joint Ventures
On October 18, 2023, the Company closed on the restructuring of the MARBL lithium joint venture in Australia (“MARBL”) with Mineral Resources Limited (“MRL”). This updated structure is intended to significantly simplify the commercial operation agreements previously entered into, allow us to retain full control of downstream conversion assets and provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
Under the amended agreements, Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with MRL through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of the Wodgina Lithium Mine Project (“Wodgina”), and MRL operates the Wodgina mine on behalf of the joint venture. During the fourth quarter of 2023, Albemarle paid MRL approximately $380 million in cash, which included $180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
This joint venture is unincorporated with each investor holding an undivided interest in each asset and proportionately liable for each liability; therefore our proportionate share of assets, liabilities, revenue and expenses are included in the appropriate classifications in the consolidated financial statements.
Unconsolidated Joint Ventures
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Windfield	$172,679	$387,299
Other joint ventures	7,821	8,889
Total	$180,500	$396,188
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $713.6 million and $712.0 million at March 31, 2024 and December 31, 2023, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Net sales	$190,009	$1,959,298
Gross profit	149,982	1,901,700
Income before income taxes	94,630	1,784,150
Net income	66,411	1,248,902
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. During the three-month period ended March 31, 2023, the Company purchased approximately $121.9 million of shares in publicly-traded companies. In addition, during the three-month periods ended March 31, 2024 and 2023, the Company recorded unrealized mark-to-market (losses) gains of ($9.4) million and $45.8 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in the three months ended March 31, 2024.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing PIK dividends at an annual rate of 12% on June 1, 2023. In addition, the preferred equity can be redeemed by Albemarle when the accumulated balance reaches 200% of the original value. This preferred equity had a fair value of $298.0 million and $289.3 million at March 31, 2024 and December 31, 2023, respectively, which is reported in Investments in the consolidated balance sheets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three-month period ended March 31, 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2023	$1,424,484	$32,639	$172,606	$1,629,729
Foreign currency translation adjustments and other	(12,950)	(28)	(3,217)	(16,195)
Balance at March 31, 2024	$1,411,534	$32,611	$169,389	$1,613,534

The following table summarizes the changes in other intangibles and related accumulated amortization for the three-month period ended March 31, 2024 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2023	$417,803	$13,405	$46,287	$34,649	$512,144
Retirements	—	(2,309)	(14,506)	(4,409)	(21,224)
Foreign currency translation adjustments and other	(6,236)	(227)	(519)	(927)	(7,909)
Balance at March 31, 2024	$411,567	$10,869	$31,262	$29,313	$483,011
Accumulated Amortization
Balance at December 31, 2023	$(204,481)	$(3,673)	$(26,758)	$(15,374)	$(250,286)
Amortization	(5,012)	—	(647)	(227)	(5,886)
Retirements	—	2,309	14,506	4,409	21,224
Foreign currency translation adjustments and other	2,956	40	360	336	3,692
Balance at March 31, 2024	$(206,537)	$(1,324)	$(12,539)	$(10,856)	$(231,256)
Net Book Value at December 31, 2023	$213,322	$9,732	$19,529	$19,275	$261,858
Net Book Value at March 31, 2024	$205,030	$9,545	$18,723	$18,457	$251,755
(a)    Net Book Value includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5—Long-Term Debt:
Long-term debt at March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31,	December 31,
	2024	2023
1.125% notes due 2025	$408,732	$416,501
1.625% notes due 2028	541,900	552,200
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Commercial paper notes	—	620,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	28,398	30,197
Finance lease obligations	103,563	110,245
Other	22,000	22,000
Unamortized discount and debt issuance costs	(101,676)	(105,992)
Total long-term debt	3,524,529	4,166,763
Less amounts due within one year	5,076	625,761
Long-term debt, less current portion	$3,519,453	$3,541,002
During the three months ended March 31, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock. See Note 7, “Equity,” for additional information.
Given the current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on February 9, 2024 we amended our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Rating Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of March 31, 2024. There were no borrowings outstanding under the 2022 Credit Agreement as of March 31, 2024.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The February 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the market pricing of lithium. Following the February 2024 amendment, the 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The first financial covenant requires that the ratio of (a) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 3.50:1 prior to the second quarter of 2024, (ii) 5.00:1 for the second quarter of 2024, (iii) 5.50:1 for the third quarter of 2024, (iv) 4.00:1 for the fourth quarter of 2024, (v) 3.75:1 for the first and second quarters of 2025 and (vi) 3.50:1 after the second quarter of 2025. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2025 if the consideration includes cash proceeds from issuance of funded debt in excess of $500 million.
Beginning in the fourth quarter of 2024, the second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than 2.00:1 for fiscal quarters through June 30, 2025, and no less than 3.00:1 for all fiscal quarters thereafter. The 2022 Credit

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. Following the $2.2 billion issuance of mandatory convertible preferred stock in March 2024 and the amendments to the financial covenants, the Company expects to maintain compliance with the amended financial covenants in the near future. However, a significant downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

NOTE 6—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the three months ended March 31, 2024 (in thousands):

Beginning balance at December 31, 2023	$34,149
Expenditures	(678)
Accretion of discount	289
Liability releases	(1,924)
Foreign currency translation adjustments and other	(285)
Ending balance at March 31, 2024	31,551
Less amounts reported in Accrued expenses	6,788
Amounts reported in Other noncurrent liabilities	$24,763
Environmental remediation liabilities included discounted liabilities of $25.3 million and $27.4 million at March 31, 2024 and December 31, 2023, respectively, discounted at rates with a weighted-average of 3.6% and 3.7%, respectively, and with the undiscounted amount totaling $52.5 million and $55.4 million at March 31, 2024 and December 31, 2023, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $48 million before income taxes, in excess of amounts already recorded.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $12.2 million and $14.5 million at March 31, 2024 and December 31, 2023, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
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

NOTE 7—Equity:
Common Stock
On February 22, 2024, the Company’s board of directors declared a cash dividend of $0.40. This dividend was paid on April 1, 2024 to shareholders of record at the close of business as of March 15, 2024.
Mandatory Convertible Preferred Stock
On March 8, 2024, the Company issued 46,000,000 depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs. The Company intends to use the proceeds for general corporate purposes, which may include, among other uses, funding growth capital expenditures, such as the construction and expansion of lithium operations in Australia and China that are significantly progressed or near completion, following the repayment of commercial paper in the first quarter of 2024.
Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Albemarle board of directors, or an authorized committee thereof, at an annual rate of 7.25% on the liquidation preference of $1,000 per share, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. Dividends that are declared on the Mandatory Convertible Preferred Stock will be payable quarterly to the holders of record on the February 15, May 15, August 15 and November 15 of each year, immediately preceding the relevant dividend payment date, whether or not such holders convert their Depositary Shares, or such Depositary Shares are automatically converted, after a record date and on or prior to the immediately succeeding dividend payment date. The first dividend is expected to be payable to shareholders on record on May 15, 2024 at $17.12 per share of Mandatory Convertible Preferred Stock, with subsequent quarterly cash dividends expected to be $18.125 per share of Mandatory Convertible Preferred Stock. Dividends are expected to be paid on March 1, June 1, September 1 and December 1 of each year, commencing on, and including, June 1, 2024 and ending on, and including, March 1, 2027.
The Company may not redeem the shares of the Mandatory Convertible Preferred Stock. However, at its option, the Company may purchase the Mandatory Convertible Preferred Stock from time to time on the open market, by tender offer, exchange offer or otherwise.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be March 1, 2027, into between 7.618 shares and 9.140 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock (the “Certificate of Designations”). The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to March 1, 2027.
Holders of shares of Mandatory Convertible Preferred Stock have the option to convert all or any portion of their shares of the Mandatory Convertible Preferred Stock at any time. The conversion rate applicable to any early conversion may in certain circumstances be increased to compensate holders of the Mandatory Convertible Preferred Stock for certain unpaid accumulated dividends as described in the Certificate of Designations.
If a Fundamental Change, as defined in the Certificate of Designations, occurs on or prior to March 1, 2027, then holders of the Mandatory Convertible Preferred Stock will be entitled to convert all or any portion of their Mandatory Convertible Preferred Stock at the fundamental change conversion rate, as defined in the Certificate of Designations, as for a specified period of time and to also receive an amount to compensate them for certain unpaid accumulated dividends and any remaining future scheduled dividend payments.
There are 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at March 31, 2024.
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(536,601)	$8,075	$(528,526)	$(562,886)	$2,224	$(560,662)
Other comprehensive (loss) income before reclassifications	(50,237)	(21,342)	(71,579)	46,200	1,101	47,301
Amounts reclassified from accumulated other comprehensive loss	17	2,682	2,699	16	—	16
Other comprehensive (loss) income, net of tax	(50,220)	(18,660)	(68,880)	46,216	1,101	47,317
Other comprehensive income attributable to noncontrolling interests	201	—	201	8	—	8
Balance, end of period	$(586,620)	$(10,585)	$(597,205)	$(516,662)	$3,325	$(513,337)
(a)We entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 13, “Fair Value of Financial Instruments,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax expense allocated to each component of Other comprehensive (loss) income for the three-month periods ended March 31, 2024 and 2023 is provided in the following tables (in thousands):

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive (loss) income, before tax	$(50,217)	$(26,657)	$(76,874)	$45,978	$1,101	$47,079
Income tax (expense) benefit	(3)	7,997	7,994	238	—	238
Other comprehensive (loss) income, net of tax	$(50,220)	$(18,660)	$(68,880)	$46,216	$1,101	$47,317

NOTE 8—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Pension Benefits Cost (Credit):
Service cost	$1,566	$1,321
Interest cost	8,145	8,542
Expected return on assets	(8,830)	(8,409)
Amortization of prior service benefit	20	20
Total net pension benefits cost	$901	$1,474
Postretirement Benefits Cost:
Service cost	$12	$12
Interest cost	360	468
Total net postretirement benefits cost	$372	$480
Total net pension and postretirement benefits cost	$1,273	$1,954
All components of net benefit cost, other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2024 and 2023, the Company made contributions of $4.8 million and $2.8 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

NOTE 9—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2024 was 2.2% compared to 23.9% for the three-month period ended March 31, 2023. The three-month period ended March 31, 2024 included the impact of the adoption of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”) developed by the Organisation for Economic Co-operation and Development (“OECD”) as part of global tax framework. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The lower effective tax rate in the three-month period ended March 31, 2024, compared to the three-month period ended March 31, 2023, was due to lower 2024 earnings in various jurisdictions. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month period ended March 31, 2024 was impacted by a variety of factors, primarily the location in which income was earned, including the impact of the OECD Pillar Two minimum tax and the valuation allowance for losses in certain entities in China, the global intangible low-taxed income inclusion, and a reduction to the uncertain tax position recorded in Chile. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month period ended March 31, 2023 was impacted by a variety of factors, primarily the location in which income was earned, foreign-derived intangible income and an uncertain tax position recorded in Chile.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 10—Earnings Per Share:
Basic and diluted earnings per share for the three-month periods ended March 31, 2024 and 2023 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Basic (loss) earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$2,448	$1,238,580
Mandatory convertible preferred stock dividends	(11,584)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(9,136)	$1,238,580
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,451	117,232
Basic (loss) earnings per share	$(0.08)	$10.57
Diluted (loss) earnings per share
Numerator:
Net income attributable to Albemarle Corporation	$2,448	$1,238,580
Mandatory convertible preferred stock dividends	(11,584)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(9,136)	$1,238,580
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,451	117,232
Incremental shares under stock compensation plans	—	609
Weighted-average common shares for diluted (loss) earnings per share	117,451	117,841
Diluted (loss) earnings per share	$(0.08)	$10.51
For the three-month period ended March 31, 2024, calculated on a weighted average basis, there were 6,270,968 shares assuming the conversion of the mandatory convertible preferred stock and 216,568 shares under the stock compensation plans not included in the computation of diluted earnings per share because their effect would have been anti-dilutive as the Company reported a net loss attributable to common shareholders for the period.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$9,546	$11,751
Finance lease cost:
Amortization of right of use assets	1,308	845
Interest on lease liabilities	1,459	1,059
Total finance lease cost	2,767	1,904

Short-term lease cost	6,018	5,060
Variable lease cost	7,797	3,509
Total lease cost	$26,128	$22,224
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,848	$10,974
Operating cash flows from finance leases	1,018	1,203
Financing cash flows from finance leases	560	500
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	8,856	10,337

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2024 and December 31, 2023 is as follows (in thousands, except as noted):

	March 31, 2024	December 31, 2023
Operating leases:
Other assets	$137,114	$137,405

Accrued expenses	28,916	30,583
Other noncurrent liabilities	114,427	113,681
Total operating lease liabilities	143,343	144,264
Finance leases:
Net property, plant and equipment	105,116	112,438

Current portion of long-term debt(a)	10,036	9,702
Long-term debt	98,487	104,484
Total finance lease liabilities	108,523	114,186
Weighted average remaining lease term (in years):
Operating leases	12.4	12.2
Finance leases	20.6	20.7
Weighted average discount rate (%):
Operating leases	4.63%	4.74%
Finance leases	5.64%	4.71%
(a)    Balance includes accrued interest of finance lease recorded in Accrued expenses.
Maturities of lease liabilities at March 31, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$25,358	$13,952
2025	30,524	9,340
2026	22,169	8,690
2027	16,935	8,690
2028	12,707	8,690
Thereafter	106,227	127,855
Total lease payments	213,920	177,217
Less imputed interest	70,577	68,694
Total	$143,343	$108,523

NOTE 12—Segment Information:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. Effective January 1, 2024, the Company changed its definition of adjusted EBITDA for financial accounting purposes. The updated definition includes Albemarle’s share of the pre-tax earnings of the Windfield joint venture, whereas the prior definition included Albemarle’s share of Windfield earnings net of tax. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the February 2024 amendment to the 2022 Credit Agreement, which is a material agreement for the Company and aligns the information presented to various stakeholders. This presentation more closely represents the materiality and financial contribution of the strategic investment in Windfield to the Company’s earnings, and more closely represents a measure of EBITDA. The Company’s updated definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides additional useful measurements to review the Company’s operations, provides transparency to investors and enables period-to-period comparability of financial performance. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Total adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP. Adjusted EBITDA for the prior period has been recast to conform to the current year presentation.
Segment information for the three-month periods ended March 31, 2024 and 2023 were as follows (in thousands).

	Three Months Ended March 31,
	2024	2023
Net sales:
Energy Storage	$800,898	$1,943,682
Specialties	316,065	418,778
Ketjen	243,773	217,792
Total net sales	$1,360,736	$2,580,252

Adjusted EBITDA:
Energy Storage	$197,996	$1,567,692
Specialties	45,181	162,158
Ketjen	21,979	14,543
Total segment adjusted EBITDA	$265,156	$1,744,393

Depreciation and amortization:
Energy Storage	$87,274	$52,162
Specialties	22,437	19,892
Ketjen	12,357	13,143
Total segment depreciation and amortization	122,068	85,197
Corporate	1,683	2,074
Total depreciation and amortization	$123,751	$87,271

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of total segment adjusted EBITDA to the companies consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended March 31,
	2024	2023
Total segment adjusted EBITDA	$265,156	$1,744,393
Corporate expenses, net	26,080	17,311
Depreciation and amortization	(123,751)	(87,271)
Interest and financing expenses	(37,969)	(26,777)
Income tax benefit (expense)	3,721	(276,963)
Proportionate share of Windfield income tax expense(a)	(73,689)	(165,985)
Acquisition and integration related costs(b)	(1,907)	(5,108)
Restructuring and other charges(c)	(36,285)	—
Non-operating pension and OPEB items	325	(601)
(Loss) gain in fair value of public equity securities(d)	(43,159)	45,826
Other(e)	23,926	(6,245)
Net income attributable to Albemarle Corporation	$2,448	$1,238,580
(a)Albemarle’s 49% ownership interest in the income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(c)In January 2024, the Company announced it was taking measures to unlock near term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. As a result, the Company recorded severance costs for employees in Corporate and each of the businesses, and losses related to the cancellation of certain capital expenditure projects. During the three months ended March 31, 2024, $33.5 million of these expenses were recorded in SG&A and $2.8 million were recorded in Other income, net. The severance has primarily been paid, with the remainder expected to be paid in 2024.
(d)Loss of $33.7 million recorded in Other income, net for the three months ended March 31, 2024 resulting from the sale of investments in public equity securities and a (loss) gain of ($9.4) million and $45.8 million recorded in Other income, net for the three months ended March 31, 2024 and 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Included amounts for the three months ended March 31, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $0.1 million of expenses related to certain legal costs.
•Other income, net - $17.3 million gain primarily from the sale of assets at a site not part of our operations, an $8.7 million gain from PIK dividends of preferred equity in a Grace subsidiary and a $2.4 million gain primarily resulting from the adjustment of indemnification related to a previously disposed business, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the three months ended March 31, 2023 recorded in:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2024		December 31, 2023
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,543,472	$3,350,906	$4,186,532	$4,021,693
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $907.4 million and $994.5 million at March 31, 2024 and December 31, 2023, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At March 31, 2024 and December 31, 2023, we had outstanding non-designated foreign currency forward contracts with notional values totaling $5.5 billion and $7.1 billion, respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar and Chilean Peso.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$—	$—	$3,489	$—
Other assets	—	—	11,704	—
Accrued expenses	—	3,954	—	446
Other noncurrent liabilities	—	6,291	—	—
Total designated as hedging instruments	—	10,245	15,193	446
Not designated as hedging instruments
Other current assets	2,239	—	2,636	—
Accrued expenses	—	6,935	—	5,306
Total not designated as hedging instruments	2,239	6,935	2,636	5,306
Total	$2,239	$17,180	$17,829	$5,752
The following table summarizes the net (losses) gains recognized for our foreign currency forward contracts during the three-month periods ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Designated as hedging instruments
(Loss) income recognized in Other comprehensive (loss) income	$(21,342)	$1,101
Loss recognized in Other income, net	$(2,682)	$—
Not designated as hedging instruments
Income recognized in Other income, net(a)	$14,822	$35,233
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In addition, for the three-month periods ended March 31, 2024 and 2023, we recorded net cash receipts of $14.5 million and $41.5 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$297,987	$—	$—	$297,987
Investments under executive deferred compensation plan(b)	$32,884	$32,884	$—	$—
Public equity securities(c)	$44,234	$44,234	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,535	$—	$—	$—
Foreign currency forward contracts(f)	$2,239	$—	$2,239	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$32,884	$32,884	$—	$—
Foreign currency forward contracts(f)	$17,180	$—	$17,180	$—

	December 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$289,307	$—	$—	$289,307
Investments under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Public equity securities(c)	$168,928	$168,928	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,536	$—	$—	$—
Foreign currency forward contracts(f)	$17,829	$—	$17,829	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Foreign currency forward contracts(f)	$5,752	$—	$5,752	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. See Note 3, “Investments,” for further details.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2023	$289,307
PIK dividends	8,680
Ending balance at March 31, 2024	$297,987

NOTE 15—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Sales to unconsolidated affiliates	$1,958	$7,100
Purchases from unconsolidated affiliates(a)	$137,197	$1,072,544
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture. The decrease from prior year primarily related to the lower lithium market prices in recent months.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2024	December 31, 2023
Receivables from unconsolidated affiliates	$1,511	$15,992
Payables to unconsolidated affiliates(a)	$129,613	$550,186
(a)Payables to unconsolidated affiliates primarily relate spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

NOTE 16—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$315,895	$347,165
Common stock issued for annual incentive bonus plan(a)	11,545	—
(a)During the three-month period ended March 31, 2024 the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.

NOTE 17—Recently Issued Accounting Pronouncements:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
In November 2023, the FASB issued guidance to update qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company currently does not expect this guidance to have a significant impact on its consolidated financial statement disclosures.
In December 2023, the FASB issued guidance to require qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. This guidance is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2024 and 2023. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”
Overview
Albemarle leads the world in transforming essential resources into critical ingredients for mobility, energy, connectivity, and health. Our purpose is to enable a more resilient world. We partner to pioneer new ways to move, power, connect, and protect. The end markets we serve include grid storage, automotive, aerospace, conventional energy, electronics, construction, agriculture and food, pharmaceuticals and medical devices. We believe that our world-class resources with reliable and consistent supply, our leading process chemistry, high-impact innovation, customer centricity and focus on people and planet will enable us to maintain a leading position in the industries in which we operate.
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
First Quarter 2024
During the first quarter of 2024:
•Our board of directors declared a quarterly dividend of $0.40 per share on February 22, 2024, which was paid on April 1, 2024 to common shareholders of record at the close of business as of March 15, 2024.
•Effective January 1, 2024, we changed our definition of adjusted EBITDA for financial accounting and reporting purposes. The updated definition includes our share of the pre-tax earnings of the Windfield Holdings Pty Ltd (“Windfield”) joint venture, whereas the prior definition included our share of Windfield earnings net of tax. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the February 2024 amendment to our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”). This presentation more closely represents the materiality and financial contribution of the strategic investment in Windfield to the Company’s earnings, and more closely represents a measure of EBITDA.
•We announced that we are taking measures to unlock near term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing our cost structure. This includes a reduction of planned capital expenditures in 2024 to focus on significantly progressed, near completion and in startup projects, while deferring spending on certain projects. In addition, we announced that we are pursuing actions to optimize our cost structure, aiming to reduce costs by approximately $95 million annually, including a reduction in headcount and lower spending on contracted services.
•We entered into a definitive agreement with the BMW Group to deliver battery-grade lithium to help the automaker pursue high-performance, premium electric vehicles. This multi-year agreement, which takes effect in 2025, is one of the company’s largest ever globally by volume and value. In addition to supplying the BMW Group with lithium hydroxide, the two companies will partner on technology for safer and more energy dense lithium-ion batteries.
•On February 9, 2024 we amended the 2022 Credit Agreement to modify the leverage ratio financial maintenance covenant by (a) temporarily increasing the 3.50:1.0 maximum leverage ratio permitted by the covenant to (i) 5.00:1.0 (for the second quarter of 2024), (ii) 5.50:1.0 (for the third quarter of 2024), (iii) 4.00:1.0 (for the fourth quarter of 2024) and (iv) 3.75:1.0 (for the first and second quarters of 2025) and (b) adjusting the calculation of the EBITDA and net debt components that form the basis of the calculation of the consolidated leverage ratio. The amendment includes certain other amendments to the 2022 Credit Agreement, including the addition of a financial covenant that will require the Company to maintain a specified minimum interest coverage ratio.
•On March 8, 2024, the Company issued 46,000,000 depositary shares, each representing a 1/20th interest in a share of Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, we received net cash proceeds of $2.2 billion.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, lithium index pricing dropped significantly, and remained relatively steady at these lower levels during the first quarter of 2024. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets. At this time, relating to the current situation in the Middle East, our business operations has continued as normal with some shipping and raw material delays. We are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2024 if lithium market prices remain at their current levels. Due to many of our contracts being index-referenced and variable-priced, our business is more aligned with changes in market and index pricing. The first part of 2023 saw record high lithium price levels which increased prior year results. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We do expect the lower pricing to be partially offset by higher sales volume driven primarily by additional capacity from La Negra, Chile, Kemerton, Western Australia, and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. The Meishan, China lithium conversion plant achieved mechanical completion and has moved to the commissioning phase. During the fourth quarter of 2023, we recorded a $604 million charge to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year. We could record additional inventory valuation charges in 2024 if lithium prices continue to deteriorate during the projected period of conversion and sale. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. EV sales are expected to continue to increase over the prior year, driving continued for lithium batteries.
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
Specialties: We expect both net sales and profitability to be lower in 2024 year-over-year as we recover from reduced customer demand in certain markets, including consumer and industrial electronics, and maintain strong demand in other end-markets, such as pharmaceuticals, agriculture and oilfield services. We have taken measures to reduce the negative impact of lower demand, which we expect to partially offset the lower results in 2024.
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
Ketjen: Total Ketjen results in 2024 are expected to increase year-over-year due to higher revenue and lower input costs. Higher revenue is expected to be driven by volume growth across each of the Ketjen businesses. The fluidized catalytic cracking (“FCC”) market has recovered from the COVID-19 pandemic and is expected to remain stable. Hydroprocessing catalysts (“HPC”) demand is lumpier, but we have seen increased demand as refineries are taking turnarounds. Additionally, we have signed an agreement to supply unique technologies to new markets, such as the hydrotreated vegetable oil market, which supports the energy transition for sustainable aviation fuels and supports our business growth.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the recently released Pillar II effective in 2024, and other tax jurisdictions. In January 2024 we announced that we are taking measures to unlock near term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing our cost structure. This includes a reduction of planned capital expenditures in 2024 to focus on significantly progressed, near completion and in startup projects, while deferring spending on certain projects such as the previously announced mega-flex facility in Richburg, South Carolina and the Albemarle Technology Park in Charlotte, North Carolina. In addition, we announced that we are pursuing actions to optimize our cost structure, aiming to reduce costs by approximately $95 million annually, including a reduction in headcount and lower spending on contracted services.
From time to time we may evaluate the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint. Additional information regarding our products, markets and financial performance is provided at our website, www.albemarle.com. Our website is not a part of this document nor is it incorporated herein by reference.

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income.

First Quarter 2024 Compared to First Quarter 2023

Net Sales

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Net sales	$1,360,736	$2,580,252	$(1,219,516)	(47)%
•$1.8 billion decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$595.8 million increase attributable to higher sales volume in Energy Storage and Ketjen, partially offset by lower sales volume in Specialties
•$14.6 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Gross profit	$38,938	$1,276,540	$(1,237,602)	(97)%
Gross profit margin	2.9%	49.5%
▪Unfavorable pricing impacts primarily in Energy Storage
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
▪Partially offset by higher sales volume in Energy Storage

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Selling, general and administrative expenses	$194,912	$154,306	$40,606	26%
Percentage of Net sales	14.3%	6.0%
▪Higher compensation-related expenses across Corporate and each business, including severance expenses of $16.3 million recorded during the first quarter of 2024
▪$17.2 million of losses related to the cancellation of certain capital expenditure projects resulting from the announced re-phasing organic growth investments and optimizing its cost structure
▪Partially offset by a reduction in outside services as part of announced cost reduction efforts

Research and Development Expenses

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Research and development expenses	$23,532	$20,471	$3,061	15%
Percentage of Net sales	1.7%	0.8%
Interest and Financing Expenses

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Interest and financing expenses	$(37,969)	$(26,777)	$(11,192)	42%
•Increased debt balance outstanding during the first quarter of 2024, primarily in variable-rate commercial paper paid off in March 2024
Other Income, Net

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Other income, net	$49,901	$82,492	$(32,591)	(40)%
•2024 included losses of $43.2 million related to the sale and fair market value adjustment of equity securities in public companies compared to $45.8 million of net gains for similar fair value adjustments in 2023
•$29.2 million increase attributable to foreign exchange gains
•$17.3 million gain primarily from the sale of assets at a site not part of our operations in 2024
•$8.7 million gain from PIK dividends of preferred equity in a W.R. Grace & Co. (“Grace”) subsidiary in 2024
•$2.7 million increase attributable to interest income from higher cash balances in 2024

Income Tax (Benefit) Expense

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Income tax (benefit) expense	$(3,721)	$276,963	$(280,684)	(101)%
Effective income tax rate	2.2%	23.9%
•Change in geographic mix of earnings, with lower 2024 earnings in various jurisdictions
•2024 included the impact of the adoption of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”).
•2023 included an increase to a tax reserve related to an uncertain tax position in Chile, while 2024 included a reduction to the reserve.

Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Equity in net income of unconsolidated investments	$180,500	$396,188	$(215,688)	(54)%
▪Decreased earnings from lower pricing from the Windfield joint venture in Energy Storage ▪$13.3 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture
Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Net income attributable to noncontrolling interests	$(14,199)	$(38,123)	$23,924	(63)%
▪Decrease in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to lower volume and pricing
Net Income Attributable to Albemarle Corporation

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Net income attributable to Albemarle Corporation	$2,448	$1,238,580	$(1,236,132)	(100)%
Percentage of Net sales	0.2%	48.0%
Net (loss) income attributable to Albemarle Corporation common shareholders	$(9,136)	$1,238,580	$(1,247,716)	(101)%
Basic (loss) earnings per share attributable to common shareholders	$(0.08)	$10.57	$(10.65)	(101)%
Diluted (loss) earnings per share attributable to common shareholders	$(0.08)	$10.51	$(10.59)	(101)%
▪Unfavorable pricing impacts primarily in Energy Storage
▪2024 included losses of $43.2 million related to the sale and fair market value adjustment of equity securities in public companies compared to $45.8 million of net gains for similar fair value adjustments in 2023
▪Higher compensation-related expenses across Corporate and each business, including severance expenses of $16.3 million recorded during the first quarter of 2024
▪$17.2 million of losses related to the cancellation of certain capital expenditure projects resulting from the announced re-phasing organic growth investments and optimizing its cost structure
▪Decreased earnings from Windfield joint venture
▪$11.6 million of mandatory convertible preferred stock dividends accrued in 2024, further decreasing the net loss and earnings per share attributable to Albemarle Corporation common shareholders
▪Higher sales volume in Energy Storage
▪$29.2 million increase attributable to foreign exchange gains

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(68,880)	$47,317	$(116,197)	(246)%
▪Foreign currency translation and other	$(50,220)	$46,216	$(96,436)	(209)%
▪2024 included unfavorable movements in the Euro of approximately $39 million, the Japanese Yen of approximately $7 million and a net unfavorable variance in various other currencies of $10 million, partially offset by favorable movements in the Chinese Renminbi of approximately $6 million
▪2023 included favorable movements in the Euro of approximately $28 million, the Chinese Renminbi of approximately $14 million, the Japanese Yen of approximately $2 million and a net favorable variance in various other currencies of $3 million

▪Cash flow hedge	$(18,660)	$1,101	$(19,761)	(1,795)%
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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. Effective January 1, 2024, the Company changed its definition of adjusted EBITDA for financial accounting purposes. The updated definition includes Albemarle’s share of the pre-tax earnings of the Windfield joint venture, whereas the prior definition included Albemarle’s share of Windfield earnings net of tax. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the February 2024 amendment to the 2022 Credit Agreement, which is a material agreement for the Company and aligns the information presented to various stakeholders. This presentation more closely represents the materiality and financial contribution of the strategic investment in Windfield to the Company’s earnings, and more closely represents a measure of EBITDA. The Company’s updated definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides additional useful measurements to review the Company’s operations, provides transparency to investors and enables period-to-period comparability of financial performance. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Total adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP. Adjusted EBITDA for the prior period has been recast to conform to the current year presentation.

	Three Months Ended March 31,				Percentage Change
	2024	%	2023	%	2024 vs 2023
	(In thousands, except percentages)
Net sales:
Energy Storage	$800,898	58.9%	$1,943,682	75.3%	(59)%
Specialties	316,065	23.2%	418,778	16.3%	(25)%
Ketjen	243,773	17.9%	217,792	8.4%	12%
Total net sales	$1,360,736	100.0%	$2,580,252	100.0%	(47)%

Adjusted EBITDA:
Energy Storage	$197,996	68.0%	$1,567,692	89.0%	(87)%
Specialties	45,181	15.5%	162,158	9.2%	(72)%
Ketjen	21,979	7.5%	14,543	0.8%	51%
Total segment adjusted EBITDA	265,156	91.0%	1,744,393	99.0%	(85)%
Corporate	26,080	9.0%	17,311	1.0%	51%
Total adjusted EBITDA	$291,236	100.0%	$1,761,704	100.0%	(83)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended March 31,
	2024	2023
Total segment adjusted EBITDA	$265,156	$1,744,393
Corporate expenses, net	26,080	17,311
Depreciation and amortization	(123,751)	(87,271)
Interest and financing expenses	(37,969)	(26,777)
Income tax benefit (expense)	3,721	(276,963)
Proportionate share of Windfield income tax expense(a)	(73,689)	(165,985)
Acquisition and integration related costs(b)	(1,907)	(5,108)
Restructuring and other charges(c)	(36,285)	—
Non-operating pension and OPEB items	325	(601)
(Loss) gain in fair value of public equity securities(d)	(43,159)	45,826
Other(e)	23,926	(6,245)
Net income attributable to Albemarle Corporation	$2,448	$1,238,580
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)In January 2024, the Company announced it was taking measures to unlock near term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. As a result, the Company recorded severance costs for employees in Corporate and each of the businesses, and losses related to the cancellation of certain capital expenditure projects. During the three months ended March 31, 2024, $33.5 million of these expenses were recorded in SG&A and $2.8 million were recorded in Other income, net. The severance has primarily been paid, with the remainder expected to be paid in 2024.
(d)Loss of $33.7 million recorded in Other income, net for the three months ended March 31, 2024 resulting from the sale of investments in public equity securities and a (loss) gain of ($9.4) million and $45.8 million recorded in Other income, net for the three months ended March 31, 2024 and 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Included amounts for the three months ended March 31, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $0.1 million of expenses related to certain legal costs.
•Other income, net - $17.3 million gain primarily from the sale of assets at a site not part of our operations, an $8.7 million gain from PIK dividends of preferred equity in a Grace subsidiary and a $2.4 million gain primarily resulting from the adjustment of indemnification related to a previously disposed business, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the three-month period ended March 31, 2023 recorded in:
•SG&A - $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $0.7 million of facility closure expenses related to offices in Germany.
•Other income, net - $3.6 million of charges for asset retirement obligations at a site not part of our operations.

Energy Storage

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Net sales	$800,898	$1,943,682	$(1,142,784)	(59)%
•$1.7 billion decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts, and mix
•$598.8 million increase attributable to higher sales volume, primarily driven by the La Negra III/IV expansion in Chile, as well as sales of chemical-grade spodumene to meet growing customer demand
•$14.3 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$197,996	$1,567,692	$(1,369,696)	(87)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity in net income from the Windfield joint venture, driven by lower spodumene pricing
•Higher sales volume
•Savings from designed restructuring and productivity improvements
•$32.4 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Net sales	$316,065	$418,778	$(102,713)	(25)%
•$78.2 million decrease attributable to unfavorable pricing impacts across several divisions
•$23.7 million decrease attributable to lower sales volumes related to decreased demand across all products, primarily consumer electronics applications
•$0.8 million increase attributable to favorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$45,181	$162,158	$(116,977)	(72)%
•Lower sales volume and unfavorable pricing impacts, primarily in consumer electronics applications
•Increased manufacturing costs resulting primarily from increased material costs
•Decrease in noncontrolling interests to JBC joint venture resulting from lower volume and pricing
•$2.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Net sales	$243,773	$217,792	$25,981	12%
•$20.7 million increase attributable to higher sales volume, primarily from the timing of clean fuel technologies sales and shipments
•$5.1 million increase attributable to favorable pricing impacts, primarily in clean fuel technologies and PCS

Adjusted EBITDA	$21,979	$14,543	$7,436	51%
•Favorable pricing impacts and higher sales volume •Decreased inflation costs in utilities and raw materials •Increased freight costs
Corporate

In thousands	Q1 2024	Q1 2023	$ Change	% Change
Adjusted EBITDA	$26,080	$17,311	$8,769	51%
▪$16.0 million increase attributable to favorable currency exchange impacts, net of a $13.3 million decrease in foreign exchange impacts from our Windfield joint venture
▪Higher compensation-related expenses

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
Cash Flow
During the first three months of 2024, cash on hand, cash provided by operations and net proceeds from the issuance of mandatory convertible preferred stock of $2.2 billion funded the repayment of a net balance of $620.8 million of commercial paper, $579.3 million of capital expenditures for plant, machinery and equipment and dividends to common shareholders of $46.9 million. Our operations provided $98.0 million of cash flows during the first three months of 2024, as compared to $721.0 million for the first three months of 2023. The change compared to prior year was primarily due to decreased earnings from the Energy Storage segment, driven by lower lithium market prices, and lower dividends received from unconsolidated investments, partially offset by lower working capital usage year-over-year of $711.8 million. The decreased outflow from working capital in 2024 was primarily driven by the impact of lower lithium pricing in accounts receivable and inventories. This was partially offset by lower accounts payable driven by similar lower lithium pricing. Overall, our cash and cash equivalents increased by $1.2 billion to $2.1 billion at March 31, 2024 from $889.9 million at December 31, 2023.
Capital expenditures for the three-month period ended March 31, 2024 of $579.3 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $1.6 billion and $1.8 billion in 2024, primarily for Energy Storage growth and capacity increases, including in Australia, Chile, China and the U.S., as well as productivity and continuity of operations projects in all segments. Train I of our Kemerton, Western Australia plant is operating and producing battery-grade product subject to customer qualification. Train II has achieved mechanical completion and transitioned to the commissioning stage. In addition, our lithium conversion plant in Meishan, China has reached mechanical completion and has moved into the commissioning phase.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in the three months ended March 31, 2024.
On March 8, 2024, the Company issued 46,000,000 depositary shares, each representing a 1/20th interest in a share of Preferred Stock. The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs. The Company intends to use the proceeds for general corporate purposes, which may include, among other uses, funding growth capital expenditures, such as the construction and expansion of lithium operations in Australia and China that are significantly progressed or near completion, following the repayment of commercial paper in the first quarter of 2024. See Note 7, “Equity,” for additional information.
Net current assets were $3.8 billion and $1.7 billion at March 31, 2024 and December 31, 2023, respectively. The increase is primarily due to the increased cash and cash equivalents balance as a result of the $2.2 billion of net proceeds from the issuance of Mandatory Convertible Preferred Stock in March 2024, and the resulting paydown of commercial paper. In addition, accounts receivable, inventory and accounts payable balances all decreased from December 31, 2023 due to the lower lithium market prices. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 22, 2024, our board of directors declared a cash dividend of $0.40, which was paid on April 1, 2024 to shareholders of record at the close of business as of March 15, 2024.
At March 31, 2024 and December 31, 2023, our cash and cash equivalents included $932.2 million and $857.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first three months of 2024 and 2023.

While we continue to closely monitor our cash generation, working capital management and capital spending in light of continuing uncertainties in the global economy, we believe that we will continue to have the financial flexibility and capability to opportunistically fund future growth initiatives. Additionally, we anticipate that future capital spending, including business acquisitions and other cash outlays, should be financed primarily with cash flow provided by operations, cash on hand and additional issuances of debt or equity securities, as needed.
Long-Term Debt
We currently have the following notes outstanding:

Issue Month/Year	Principal (in millions)	Interest Rate	Interest Payment Dates	Maturity Date
November 2019	€377.1	1.125%	November 25	November 25, 2025
May 2022(a)	$650.0	4.65%	June 1 and December 1	June 1, 2027
November 2019	€500.0	1.625%	November 25	November 25, 2028
November 2019(a)	$171.6	3.45%	May 15 and November 15	November 15, 2029
May 2022(a)	$600.0	5.05%	June 1 and December 1	June 1, 2032
November 2014(a)	$350.0	5.45%	June 1 and December 1	December 1, 2044
May 2022(a)	$450.0	5.65%	June 1 and December 1	June 1, 2052
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
Given the current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on February 9, 2024 we amended our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of March 31, 2024. As of March 31, 2024 there were no borrowings outstanding under the 2022 Credit Agreement.

Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The February 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the current market pricing of lithium. Following the February 2024 amendment, the 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The first financial covenant requires that the ratio of (a) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 3.50:1 prior to the second quarter of 2024, (ii) 5.00:1 for the second quarter of 2024, (iii) 5.50:1 for the third quarter of 2024, (iv) 4.00:1 for the fourth quarter of 2024, (v) 3.75:1 for the first and second quarters of 2025 and (vi) 3.50:1 after the second quarter of 2025. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2025 if the consideration includes cash proceeds from issuance of funded debt in excess of $500 million.
Beginning in the fourth quarter of 2024, the second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than 2.00:1 for fiscal quarters through June 30, 2025, and no less than 3.00:1 for all fiscal quarters thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. Following the $2.2 billion issuance of mandatory convertible preferred stock in March 2024 and the amendments to the financial covenants, the Company expects to maintain compliance with the amended financial covenants in the near future. However, a significant downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase). The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2022 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. During the three months ended March 31, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At March 31, 2024 and December 31, 2023, there were $74.5 million and $14.3 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.52 billion at March 31, 2024, compared to $3.54 billion at December 31, 2023. In addition, at March 31, 2024, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $124.3 million under other existing lines of credit, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at March 31, 2024 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $199.5 million at March 31, 2024. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Total expected 2024 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $14 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $4.6 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2024.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $213.0 million at March 31, 2024 and $220.6 million at December 31, 2023. Related assets for corresponding offsetting benefits recorded in Other assets totaled $74.2 million at March 31, 2024 and $73.0 million at December 31, 2023. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2024 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We anticipate that cash on hand and cash provided by operating activities, divestitures and borrowings will be sufficient to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends for the foreseeable future. We also could issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, while still protecting our employees and customers, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand. We expect 2024 capital expenditures to be down from 2023 levels, as part of an intentional re-phasing of larger projects to focus on those that are significantly progressed, near completion and in start up. We are also pursuing actions to optimize our cost structure by reducing costs primarily related to sales, general and administrative expenses, including a reduction in headcount and lower spending on contracted services, as announced in January 2024.
On April 25, 2024, we entered into a Master Receivables Purchase Agreement under which we may sell up to $250.0 million of available and eligible outstanding customer accounts receivable generated by sales to two specified customers. The agreement is uncommitted and has an initial term that expires April 25, 2025, unless earlier terminated by the purchaser. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction.
Our growth investments include strategic investments in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tonnes of LCE per year. The Meishan lithium conversion plant achieved mechanical completion and has moved to the commissioning phase. We are also building an additional processing train at the Kemerton lithium hydroxide plant in Western Australia. The additional train would increase the facility’s production by 25,000 metric tonnes per year.
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
We had cash and cash equivalents totaling $2.1 billion at March 31, 2024, of which $932.2 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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

In 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer. On October 18, 2023 we amended the joint venture agreements, resulting in a decrease of our ownership interest in the MARBL joint venture and the Wodgina Project to 50%.
Prior to January 1, 2024, the Parent Guarantor conducted its U.S. Specialties and Ketjen operations directly, and conducted its other operations (other than operations conducted through the Issuer) through the Non-Guarantors. Effective January 1, 2024, the Company split its U.S. Ketjen operations to a separate non-guarantor subsidiary and its results are no longer included within the summarized Parent Guarantor and Issuer financial information below for the 2024 periods presented.
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
The following tables present summarized financial information for the Parent Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Parent Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2023.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net sales(a)	$264,039	$2,392,057
Gross profit	(20,271)	802,653
Income before income taxes and equity in net income of unconsolidated investments(b)	(149,636)	254,066
Net income attributable to the Parent Guarantor and the Issuer	(222,799)	(216,033)
(a)    Includes net sales to Non-Guarantors of $136.2 million and $1.5 billion for the three months ended March 31, 2024 and year ended December 31, 2023, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $13.2 million and $70.2 million for the three months ended March 31, 2024 and year ended December 31, 2023, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2024	December 31, 2023
Current assets(a)	$1,591,890	$723,518
Net property, plant and equipment	1,867,612	2,246,404
Other noncurrent assets(b)	2,597,816	2,619,575

Current liabilities(c)	$1,722,241	$2,374,074
Long-term debt	2,253,156	2,252,540
Other noncurrent liabilities(d)	7,144,957	7,409,175
(a)    Includes receivables from Non-Guarantors of $217.0 million and $293.8 million at March 31, 2024 and December 31, 2023, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $2.0 billion and $2.0 billion at March 31, 2024 and December 31, 2023, respectively.
(c)    Includes current payables to Non-Guarantors of $1.2 billion and $1.0 billion at March 31, 2024 and December 31, 2023, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.5 billion and $6.9 billion at March 31, 2024 and December 31, 2023, respectively.
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
The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Net sales(a)	$206,189	$1,297,308
Gross profit	(1,578)	68,743
Loss before income taxes and equity in net income of unconsolidated investments(b)	(112,815)	(444,249)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(185,978)	(697,911)
(a)    Includes net sales to Non-Guarantors of $78.4 million and $482.0 million for the three months ended March 31, 2024 and year ended December 31, 2023, respectively.
(b)    Includes intergroup income to Non-Guarantors of $27.4 million and $146.0 million for the three months ended March 31, 2024 and year ended December 31, 2023, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2024	December 31, 2023
Current assets(a)	$1,799,969	$872,571
Net property, plant and equipment	716,105	1,090,112
Other non-current assets(b)	1,758,636	1,731,960

Current liabilities(c)	$1,448,605	$2,024,190
Long-term debt	2,977,609	2,994,732
Other noncurrent liabilities(d)	6,559,348	6,828,262
(a)    Includes receivables from Non-Guarantors of $469.8 million and $472.5 million at March 31, 2024 and December 31, 2023, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.1 billion and $1.1 billion at March 31, 2024 and December 31, 2023, respectively.
(c)    Includes current payables to Non-Guarantors of $1.2 billion and $1.0 billion at March 31, 2024 and December 31, 2023, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.0 billion and $6.4 billion at March 31, 2024 and December 31, 2023, respectively.
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
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 17, “Recently Issued Accounting Pronouncements” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2023, except as noted below.
We had variable interest rate borrowings of $28.4 million outstanding at March 31, 2024, bearing a weighted average interest rate of 0.33% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.3 million as of March 31, 2024. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $6.4 billion and with a fair value representing a net liability position of $14.9 million at March 31, 2024. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2024, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $54.9 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $103.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2024, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

Item 4.	Controls and Procedures.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 6 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 1A.	Risk Factors.
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 5.	Other Information.
N/A.

Item 6.	Exhibits.
(a) Exhibits

3.1
Articles of Amendment, filed with the State Corporation Commission of the Commonwealth of Virginia and effective on March 8, 2024 [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 8, 2024, and incorporated herein by reference].

10.1
First Amendment to Credit Agreement, dated as of February 9, 2024, among Albemarle Corporation, certain other subsidiaries of the Company, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.52 to the Company’s Annual Report on Form 10-K (No. 1-12658) filed on February 14, 2024, and incorporated herein by reference].

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2024, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2024 and 2023, (iii) the Consolidated Balance Sheets at March 31, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 1, 2024	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)