Form 10-Q
period 2024-06-30
ALBEMARLE CORP
filed 2024-07-31
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 24, 2024: 117,533,235

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,430,385	$2,370,190	$2,791,121	$4,950,442
Cost of goods sold(a)	1,440,963	1,811,703	2,762,761	3,115,415
Gross (loss) profit	(10,578)	558,487	28,360	1,835,027
Selling, general and administrative expenses	168,948	397,070	346,660	551,376
Capital project assets write-off	292,315	—	309,515	—
Research and development expenses	20,770	21,419	44,302	41,890
Operating (loss) profit	(492,611)	139,998	(672,117)	1,241,761
Interest and financing expenses	(35,187)	(25,577)	(73,156)	(52,354)
Other income, net	33,666	53,954	83,567	136,446
(Loss) income before income taxes and equity in net income of unconsolidated investments	(494,132)	168,375	(661,706)	1,325,853
Income tax (benefit) expense	(30,660)	42,987	(34,381)	319,950
(Loss) income before equity in net income of unconsolidated investments	(463,472)	125,388	(627,325)	1,005,903
Equity in net income of unconsolidated investments (net of tax)	286,878	551,051	467,378	947,239
Net (loss) income	(176,594)	676,439	(159,947)	1,953,142
Net income attributable to noncontrolling interests	(11,604)	(26,396)	(25,803)	(64,519)
Net (loss) income attributable to Albemarle Corporation	(188,198)	650,043	(185,750)	1,888,623
Mandatory convertible preferred stock dividends	(41,688)	—	(53,272)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(229,886)	$650,043	$(239,022)	$1,888,623

Basic (loss) earnings per share attributable to common shareholders	$(1.96)	$5.54	$(2.03)	$16.10
Diluted (loss) earnings per share attributable to common shareholders	$(1.96)	$5.52	$(2.03)	$16.03
Weighted-average common shares outstanding – basic	117,528	117,332	117,489	117,282
Weighted-average common shares outstanding – diluted	117,528	117,769	117,489	117,805
(a)Included purchases from related unconsolidated affiliates of $582.2 million and $421.0 million for the three-month periods ended June 30, 2024 and 2023, respectively, and $1.1 billion and $774.2 million for the six-month periods ended June 30, 2024 and 2023, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(176,594)	$676,439	$(159,947)	$1,953,142
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(46,751)	(5,635)	(96,971)	40,581
Cash flow hedge	6,617	1,026	(12,043)	2,127
Total other comprehensive (loss) income, net of tax	(40,134)	(4,609)	(109,014)	42,708
Comprehensive (loss) income	(216,728)	671,830	(268,961)	1,995,850
Comprehensive income attributable to noncontrolling interests	(11,816)	(26,396)	(25,814)	(64,511)
Comprehensive (loss) income attributable to Albemarle Corporation	$(228,544)	$645,434	$(294,775)	$1,931,339
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,830,227	$889,900
Trade accounts receivable, less allowance for doubtful accounts (2024 – $2,762; 2023 – $2,808)	785,553	1,213,160
Other accounts receivable	412,181	509,097
Inventories	1,800,114	2,161,287
Other current assets	397,630	443,475
Total current assets	5,225,705	5,216,919
Property, plant and equipment, at cost	12,788,646	12,233,757
Less accumulated depreciation and amortization	2,951,614	2,738,553
Net property, plant and equipment	9,837,032	9,495,204
Investments	1,160,674	1,369,855
Other assets	320,598	297,087
Goodwill	1,600,938	1,629,729
Other intangibles, net of amortization	243,335	261,858
Total assets	$18,388,282	$18,270,652
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$1,138,975	$1,537,859
Accounts payable to related parties	184,198	550,186
Accrued expenses	508,334	544,835
Current portion of long-term debt	3,213	625,761
Dividends payable	60,668	46,666
Income taxes payable	63,070	255,155
Total current liabilities	1,958,458	3,560,462
Long-term debt	3,519,504	3,541,002
Postretirement benefits	25,925	26,247
Pension benefits	141,627	150,312
Other noncurrent liabilities	758,283	769,100
Deferred income taxes	501,330	558,430
Commitments and contingencies (Note 6)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,528 in 2024 and 117,356 in 2023	1,175	1,174
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2024 and 0 in 2023	2,235,105	—
Additional paid-in capital	2,969,851	2,952,517
Accumulated other comprehensive loss	(637,551)	(528,526)
Retained earnings	6,653,979	6,987,015
Total Albemarle Corporation shareholders’ equity	11,222,559	9,412,180
Noncontrolling interests	260,596	252,919
Total equity	11,483,155	9,665,099
Total liabilities and equity	$18,388,282	$18,270,652
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at March 31, 2024	117,527,167	$1,175	2,300,000	$2,235,379	$2,962,585	$(597,205)	$6,930,868	$11,532,802	$266,917	$11,799,719
Net (loss) income							(188,198)	(188,198)	11,604	(176,594)
Other comprehensive (loss) income						(40,346)		(40,346)	212	(40,134)
Cash dividends declared, $0.40 per common share							(47,003)	(47,003)	(18,137)	(65,140)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					7,325			7,325		7,325
Issuance of common stock, net	1,463	—			—			—		—
Issuance of mandatory convertible preferred stock, net			—	(274)				(274)		(274)
Withholding taxes paid on stock-based compensation award distributions	(456)	—			(59)			(59)		(59)
Balance at June 30, 2024	117,528,174	$1,175	2,300,000	$2,235,105	$2,969,851	$(637,551)	$6,653,979	$11,222,559	$260,596	$11,483,155

Balance at March 31, 2023	117,299,392	$1,173	—	$—	$2,931,961	$(513,337)	$6,792,938	$9,212,735	$246,335	$9,459,070
Net income							650,043	650,043	26,396	676,439
Other comprehensive loss						(4,609)		(4,609)	—	(4,609)
Cash dividends declared, $0.40 per common share							(46,936)	(46,936)	—	(46,936)
Stock-based compensation					10,369			10,369		10,369
Issuance of common stock, net	71,688	1			(1)			—		—
Withholding taxes paid on stock-based compensation award distributions	(31,201)	—			(6,293)			(6,293)		(6,293)
Balance at June 30, 2023	117,339,879	$1,174	—	$—	$2,936,036	$(517,946)	$7,396,045	$9,815,309	$272,731	$10,088,040

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net (loss) income							(185,750)	(185,750)	25,803	(159,947)
Other comprehensive (loss) income						(109,025)		(109,025)	11	(109,014)
Common stock dividends declared, $0.80 per common share							(94,014)	(94,014)	(18,137)	(112,151)
Mandatory convertible preferred stock cumulative dividends							(53,272)	(53,272)		(53,272)
Stock-based compensation					16,382			16,382		16,382
Exercise of stock options	1,420	—			86			86		86
Issuance of common stock, net	262,213	2			11,543			11,545		11,545
Issuance of mandatory convertible preferred stock, net			2,300,000	2,235,105				2,235,105		2,235,105
Withholding taxes paid on stock-based compensation award distributions	(91,729)	(1)			(10,677)			(10,678)		(10,678)
Balance at June 30, 2024	117,528,174	$1,175	2,300,000	$2,235,105	$2,969,851	$(637,551)	$6,653,979	$11,222,559	$260,596	$11,483,155

Balance at December 31, 2022	117,168,366	$1,172	—	$—	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income							1,888,623	1,888,623	64,519	1,953,142
Other comprehensive income (loss)						42,716		42,716	(8)	42,708
Common stock dividends declared, $0.80 per common share							(93,855)	(93,855)	—	(93,855)
Stock-based compensation					20,027			20,027		20,027
Exercise of stock options	1,220	—			81			81		81
Issuance of common stock, net	276,860	3			(3)			—		—
Withholding taxes paid on stock-based compensation award distributions	(106,567)	(1)			(24,909)			(24,910)		(24,910)
Balance at June 30, 2023	117,339,879	$1,174	—	$—	$2,936,036	$(517,946)	$7,396,045	$9,815,309	$272,731	$10,088,040
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash and cash equivalents at beginning of year	$889,900	$1,499,142
Cash flows from operating activities:
Net (loss) income	(159,947)	1,953,142
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	262,030	180,356
Non-cash capital project assets write-off	276,013	—
Stock-based compensation and other	15,439	20,017
Equity in net income of unconsolidated investments (net of tax)	(467,378)	(947,239)
Dividends received from unconsolidated investments and nonmarketable securities	270,926	1,079,439
Pension and postretirement expense	2,529	3,933
Pension and postretirement contributions	(9,428)	(8,632)
Realized loss on investments in marketable securities	33,746	—
Unrealized loss (gain) on investments in marketable securities	23,777	(61,434)
Deferred income taxes	(129,087)	(144,720)
Working capital changes	460,937	(1,155,408)
Other, net	(118,711)	(124,767)
Net cash provided by operating activities	460,846	794,687
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(8,240)
Capital expenditures	(1,026,936)	(919,295)
Sales (purchases) of marketable securities, net	82,578	(123,979)
Investments in equity investments and nonmarketable securities	(148)	(1,192)
Net cash used in investing activities	(944,506)	(1,052,706)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	2,236,750	—
Repayments of long-term debt and credit agreements	(56,453)	—
Proceeds from borrowings of long-term debt and credit agreements	56,453	300,000
Other debt repayments, net	(627,390)	(1,500)
Dividends paid to common shareholders	(93,916)	(93,317)
Dividends paid to mandatory convertible preferred shareholders	(39,376)	—
Dividends paid to noncontrolling interests	(18,137)	(53,145)
Proceeds from exercise of stock options	86	81
Withholding taxes paid on stock-based compensation award distributions	(10,677)	(24,910)
Other	(2,758)	—
Net cash provided by financing activities	1,444,582	127,209
Net effect of foreign exchange on cash and cash equivalents	(20,595)	231,406
Increase in cash and cash equivalents	940,327	100,596
Cash and cash equivalents at end of period	$1,830,227	$1,599,738
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of June 30, 2024 and December 31, 2023, our consolidated statements of (loss) income, consolidated statements of comprehensive (loss) income and consolidated statements of changes in equity for the three- and six-month periods ended June 30, 2024 and 2023 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2024. The December 31, 2023 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three- and six-month periods ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year.
NOTE 2—Inventories:
The following table provides a breakdown of inventories at June 30, 2024 and December 31, 2023 (in thousands):

	June 30,	December 31,
	2024	2023
Finished goods	$1,203,222	$1,624,893
Raw materials and work in process(a)	448,372	401,050
Stores, supplies and other	148,520	135,344
Total(b)	$1,800,114	$2,161,287

(a)Includes $274.3 million and $213.4 million at June 30, 2024 and December 31, 2023, respectively, of work in process in our Energy Storage segment.
(b)During the year ended December 31, 2023, the Company recorded a $604.1 million charge in Cost of goods sold to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of (loss) income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $237.7 million and $559.6 million at June 30, 2024 and December 31, 2023, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of (loss) income.
NOTE 3—Investments:
Proportionately Consolidated Joint Ventures
On October 18, 2023, the Company closed on the restructuring of the MARBL lithium joint venture in Australia (“MARBL”) with Mineral Resources Limited (“MRL”). This updated structure is intended to simplify the commercial operation agreements previously entered into, allowed us to retain full control of downstream conversion assets and provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
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
Unconsolidated Joint Ventures
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Windfield	$278,995	$545,943	$451,674	$933,242
Other joint ventures	7,883	5,108	15,704	13,997
Total	$286,878	$551,051	$467,378	$947,239
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $626.7 million and $712.0 million at June 30, 2024 and December 31, 2023, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$541,982	$2,319,020	$731,991	$4,278,318
Gross profit	391,610	2,244,236	541,592	4,145,936
Income before income taxes	326,322	2,151,879	420,952	3,936,029
Net income	226,689	1,506,326	293,100	2,755,228
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of (loss) income. During the six-month period ended June 30, 2023, the Company purchased approximately $121.9 million of shares in publicly-traded companies. In addition, during the three-month and six-month periods ended June 30, 2024, the Company recorded unrealized mark-to-market losses of $17.8 million and $27.2 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date. During the three-month and six-month periods ended June 30, 2023, the Company recorded unrealized mark-to-market gains of $15.0 million and $60.8 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in the six months ended June 30, 2024.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In addition, the preferred equity can be redeemed by Albemarle when the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
accumulated balance reaches 200% of the original value. This preferred equity had a fair value of $297.8 million and $289.3 million at June 30, 2024 and December 31, 2023, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six-month period ended June 30, 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2023(a)	$1,424,484	$32,639	$172,606	$1,629,729
Foreign currency translation adjustments	(22,719)	(51)	(6,021)	(28,791)
Balance at June 30, 2024(a)	$1,401,765	$32,588	$166,585	$1,600,938
(a)    Balance at June 30, 2024 and December 31, 2023 includes an accumulated impairment loss of $6.8 million in Ketjen. As a result, the balance of Ketjen at June 30, 2024 and December 31, 2023 fully consists of goodwill related to the Refining Solutions reporting unit.

The following table summarizes the changes in other intangibles and related accumulated amortization for the six-month period ended June 30, 2024 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2023	$417,803	$13,405	$46,287	$34,649	$512,144
Retirements	—	(2,309)	(14,506)	(4,409)	(21,224)
Foreign currency translation adjustments and other	(11,338)	(264)	(745)	(769)	(13,116)
Balance at June 30, 2024	$406,465	$10,832	$31,036	$29,471	$477,804
Accumulated Amortization
Balance at December 31, 2023	$(204,481)	$(3,673)	$(26,758)	$(15,374)	$(250,286)
Amortization	(9,877)	—	(1,276)	(452)	(11,605)
Retirements	—	2,309	14,506	4,409	21,224
Foreign currency translation adjustments and other	5,409	40	453	296	6,198
Balance at June 30, 2024	$(208,949)	$(1,324)	$(13,075)	$(11,121)	$(234,469)
Net Book Value at December 31, 2023	$213,322	$9,732	$19,529	$19,275	$261,858
Net Book Value at June 30, 2024	$197,516	$9,508	$17,961	$18,350	$243,335
(a)    Net Book Value includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 5—Long-Term Debt:
Long-term debt at June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30,	December 31,
	2024	2023
1.125% notes due 2025	$402,661	$416,501
1.625% notes due 2028	533,850	552,200
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Commercial paper notes	—	620,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	26,832	30,197
Finance lease obligations	113,100	110,245
Other	22,000	22,000
Unamortized discount and debt issuance costs	(97,338)	(105,992)
Total long-term debt	3,522,717	4,166,763
Less amounts due within one year	3,213	625,761
Long-term debt, less current portion	$3,519,504	$3,541,002
During the six months ended June 30, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock. See Note 7, “Equity,” for additional information.
Given the economic conditions, specifically around the market pricing of lithium, and the related anticipated impact on the Company’s future earnings, on February 9, 2024 we amended our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Rating Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of June 30, 2024. There were no borrowings outstanding under the 2022 Credit Agreement as of June 30, 2024.
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
The second financial covenant requires that, beginning in the fourth quarter of 2024, the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than 2.00:1 for fiscal quarters through June 30, 2025, and no less than 3.00:1 for all fiscal quarters thereafter. The 2022 Credit

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. Following the $2.2 billion issuance of mandatory convertible preferred stock in March 2024 and the amendments to the financial covenants, the Company expects to maintain compliance with the amended financial covenants in the near future. However, a significant and extended downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

NOTE 6—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the six months ended June 30, 2024 (in thousands):

Beginning balance at December 31, 2023	$34,149
Expenditures	(1,060)
Accretion of discount	576
Liability releases	(2,570)
Foreign currency translation adjustments and other	54
Ending balance at June 30, 2024	31,149
Less amounts reported in Accrued expenses	6,694
Amounts reported in Other noncurrent liabilities	$24,455
Environmental remediation liabilities included discounted liabilities of $25.2 million and $27.4 million at June 30, 2024 and December 31, 2023, respectively, discounted at rates with a weighted-average of 3.6% and 3.7%, respectively, and with the undiscounted amount totaling $52.0 million and $55.4 million at June 30, 2024 and December 31, 2023, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $12.0 million and $14.5 million at June 30, 2024 and December 31, 2023, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has contracts with certain of its customers which serve as guarantees on product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At June 30, 2024, the Company believes its liability under such obligations is immaterial.

NOTE 7—Equity:
Common Stock
On May 9, 2024, the Company filed to amend the Company’s Amended and Restated Articles of Incorporation (the “Charter”) to increase the number of authorized shares of common stock, $0.01 par value per share, from 150,000,000 to 275,000,000 (the “Charter Amendment”). The Charter Amendment became effective May 10, 2024.
On May 7, 2024, the Company’s board of directors declared a cash dividend of $0.40 per share. This dividend was paid on July 1, 2024 to shareholders of record at the close of business as of June 14, 2024. On July 16, 2024, the Company’s board of directors declared a cash dividend of $0.405 per share, which is payable on October 1, 2024 to shareholders of record at the close of business as of September 13, 2024.
Mandatory Convertible Preferred Stock
On March 8, 2024, the Company issued 46,000,000 depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs. The Company intends to use the proceeds for general corporate purposes, which may include, among other uses, funding growth capital expenditures, such as the construction and expansion of lithium operations in Australia and China that are significantly progressed or near completion, following the repayment of commercial paper with a portion of the proceeds in the first quarter of 2024.
Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Albemarle board of directors, or an authorized committee thereof, at an annual rate of 7.25% on the liquidation preference of $1,000 per share, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. Dividends that are declared on the Mandatory Convertible Preferred Stock will be payable quarterly to the holders of record on the February 15, May 15, August 15 and November 15 of each year, immediately preceding the relevant dividend payment date, whether or not such holders convert their Depositary Shares, or such Depositary Shares are automatically converted, after a record date and on or prior to the immediately succeeding dividend payment date. The first dividend was paid in June 2024 at $17.12 per share of Mandatory Convertible

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Preferred Stock. Subsequent quarterly cash dividends are expected to be $18.125 per share of Mandatory Convertible Preferred Stock. Dividends are expected to be paid on March 1, June 1, September 1 and December 1 of each year ending on, and including, March 1, 2027.
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
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at June 30, 2024.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(586,620)	$(10,585)	$(597,205)	$(516,662)	$3,325	$(513,337)
Other comprehensive (loss) income before reclassifications	(46,767)	4,060	(42,707)	(5,652)	1,026	(4,626)
Amounts reclassified from accumulated other comprehensive loss	16	2,557	2,573	17	—	17
Other comprehensive (loss) income, net of tax	(46,751)	6,617	(40,134)	(5,635)	1,026	(4,609)
Other comprehensive income attributable to noncontrolling interests	(212)	—	(212)	—	—	—
Balance, end of period	$(633,583)	$(3,968)	$(637,551)	$(522,297)	$4,351	$(517,946)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(536,601)	$8,075	$(528,526)	$(562,886)	$2,224	$(560,662)
Other comprehensive (loss) income before reclassifications	(97,004)	(17,282)	(114,286)	40,548	2,127	42,675
Amounts reclassified from accumulated other comprehensive loss	33	5,239	5,272	33	—	33
Other comprehensive (loss) income, net of tax	(96,971)	(12,043)	(109,014)	40,581	2,127	42,708
Other comprehensive (income) loss attributable to noncontrolling interests	(11)	—	(11)	8	—	8
Balance, end of period	$(633,583)	$(3,968)	$(637,551)	$(522,297)	$4,351	$(517,946)
(a)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. See Note 14, “Fair Value of Financial Instruments,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive (loss) income for the three-month and six-month periods ended June 30, 2024 and 2023 is provided in the following tables (in thousands):

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive (loss) income, before tax	$(46,747)	$9,453	$(37,294)	$(5,631)	$1,026	$(4,605)
Income tax expense	(4)	(2,836)	(2,840)	(4)	—	(4)
Other comprehensive (loss) income, net of tax	$(46,751)	$6,617	$(40,134)	$(5,635)	$1,026	$(4,609)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive (loss) income, before tax	$(96,964)	$(17,204)	$(114,168)	$40,347	$2,127	$42,474
Income tax (expense) benefit	(7)	5,161	5,154	234	—	234
Other comprehensive (loss) income, net of tax	$(96,971)	$(12,043)	$(109,014)	$40,581	$2,127	$42,708

NOTE 8—Restructuring and Capital Project Assets Write-off:
In January 2024, the Company announced measures to unlock near-term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. During the second quarter of 2024, the Company indefinitely suspended construction of the fourth train at its Kemerton conversion plant in Western Australia, as well as deferred spending and investments with respect to certain other capital projects. The Company wrote-off the book value of assets related to these capital projects, which are no longer part of the Company’s modified capital plan, as it determined that these assets will not provide future value or will require significant re-engineering if the related projects are restarted, as well as recorded losses for associated contract cancellation costs. This resulted in charges of $292.3 million and $309.5 million recorded in Operating (loss) profit for the three-month and six-month periods ended June 30, 2024, respectively, and losses of $2.6 million and $5.4 million recorded in Other income, net for the three-month and six-month periods ended June 30, 2024, respectively.
The Company evaluated the significance of the fourth train at its Kemerton conversion plant in relation to the overall asset group and deemed it to be insignificant. Despite the insignificance of the Kemerton conversion plant to the asset group, the Company elected to evaluate the recoverability of its property, plant and equipment within the corresponding asset group as of June 30, 2024 and concluded that the carrying amount of the associated asset group is recoverable as the undiscounted cash flows of the asset group significantly exceed its carrying value. Accordingly, no impairment loss was recognized during the second quarter of 2024.
In addition, as part of the Company’s continuing plan to optimize its cost structure, the Company recorded severance costs of $2.5 million and $18.9 million during the three-month and six-month periods ended June 30, 2024, respectively, for employees in Corporate and each of the businesses. These expenses were recorded in Selling, general and administrative expenses (“SG&A”) and have primarily been paid, with the remainder expected to be paid in 2024. During the three-month and six-month periods ended June 30, 2023, $7.4 million of severance costs in the Ketjen business were recorded in SG&A.
Subsequent Event
In July 2024, the Company announced a comprehensive review of its cost and operating structure to maintain a competitive position, further generate long-term financial flexibility and drive long-term value creation. As part of this review, the Company concluded to stop construction of the third train at its Kemerton conversion plant. The Company also announced that it will put the second train at the Kemerton conversion plant into care and maintenance. As a result, the Company expects

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
to record a charge in the third quarter of 2024 in the range of approximately $0.9 billion to $1.1 billion, of which approximately $725 million to $800 million consists of the expected write-off of the carrying value of the Kemerton Train 3 assets less any salvage value, with the remainder related to contract cancellation, severance, decommissioning, demolition and other associated restructuring costs for both Kemerton Trains 2 and 3. The Company’s estimated range of the charge takes into account initial estimates for these activities and the determination of salvage value of the fixed assets, among other variables. The restructuring actions associated with these charges are expected to be substantially complete in 2024. The first train of Kemerton will continue to operate and activity around it is currently focused on commercialization efforts.
As a result of the actions taken at Kemerton Train 3 and Train 2 in the third quarter of 2024, there is a reasonable possibility within the next 12 months the Company may reach a conclusion a valuation allowance will be needed.

NOTE 9—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Pension Benefits Cost (Credit):
Service cost	$1,563	$1,334	$3,129	$2,655
Interest cost	8,140	8,558	16,285	17,100
Expected return on assets	(8,838)	(8,415)	(17,668)	(16,824)
Amortization of prior service benefit	19	21	39	41
Total net pension benefits cost	$884	$1,498	$1,785	$2,972
Postretirement Benefits Cost:
Service cost	$11	$12	$23	$24
Interest cost	361	469	721	937
Total net postretirement benefits cost	$372	$481	$744	$961
Total net pension and postretirement benefits cost	$1,256	$1,979	$2,529	$3,933
All components of net benefit cost, other than service cost, are included in Other income, net on the consolidated statements of (loss) income.
During the three-month and six-month periods ended June 30, 2024, the Company made contributions of $4.6 million and $9.4 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan. During the three-month and six-month periods ended June 30, 2023, the Company made contributions of $5.8 million and $8.6 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

NOTE 10—Income Taxes:
The effective income tax rates for the three-month and six-month periods ended June 30, 2024 were 6.2% and 5.2%, respectively, compared to 25.5% and 24.1% for the three-month and six-month periods ended June 30, 2023, respectively. The three-month and six-month periods ended June 30, 2024 included the impact of the 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”) developed by the Organisation for Economic Co-operation and Development (“OECD”) as part of global tax framework. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The lower effective tax rate in the three-month and six-month periods ended June 30, 2024, compared to the three-month and six-month periods ended June 30, 2023, was due to lower 2024 earnings in various jurisdictions. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2024 was impacted by a variety of factors, primarily the location in which income was earned, including the impact of the OECD Pillar Two minimum tax and the valuation allowance for losses in certain entities in China, and an uncertain tax position recorded in Chile. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2023 was impacted by a variety of factors, primarily the location in which income was earned, foreign-derived intangible income and an uncertain tax position recorded in Chile, and a non-deductible accrual for the agreements in principle to resolve a previously disclosed legal matter with the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”).

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11—Earnings Per Share:
Basic and diluted (loss) earnings per share for the three-month and six-month periods ended June 30, 2024 and 2023 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Basic (loss) earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(188,198)	$650,043	$(185,750)	$1,888,623
Mandatory convertible preferred stock dividends	(41,688)	—	(53,272)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(229,886)	$650,043	$(239,022)	$1,888,623
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,528	117,332	117,489	117,282
Basic (loss) earnings per share	$(1.96)	$5.54	$(2.03)	$16.10
Diluted (loss) earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(188,198)	$650,043	$(185,750)	$1,888,623
Mandatory convertible preferred stock dividends	(41,688)	—	(53,272)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(229,886)	$650,043	$(239,022)	$1,888,623
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,528	117,332	117,489	117,282
Incremental shares under stock compensation plans	—	437	—	523
Weighted-average common shares for diluted (loss) earnings per share	117,528	117,769	117,489	117,805
Diluted (loss) earnings per share	$(1.96)	$5.52	$(2.03)	$16.03
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Shares assuming the conversion of the mandatory convertible preferred stock	19,411	—	12,841	—
Shares under the stock compensation plans	1,140	51	1,018	36

NOTE 12—Leases:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$9,572	$14,311	$19,118	$26,062
Finance lease cost:
Amortization of right of use assets	2,357	1,935	3,665	2,780
Interest on lease liabilities	1,742	1,635	3,201	2,694
Total finance lease cost	4,099	3,570	6,866	5,474

Short-term lease cost	8,786	4,860	14,804	9,920
Variable lease cost	9,215	4,766	17,012	8,275
Total lease cost	$31,672	$27,507	$57,800	$49,731
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,022	$24,816
Operating cash flows from finance leases	6,318	2,400
Financing cash flows from finance leases	2,722	1,081
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,449	30,581
Finance leases	6,200	46,773

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2024 and December 31, 2023 is as follows (in thousands, except as noted):

	June 30, 2024	December 31, 2023
Operating leases:
Other assets	$129,486	$137,405

Accrued expenses	28,368	30,583
Other noncurrent liabilities	108,404	113,681
Total operating lease liabilities	136,772	144,264
Finance leases:
Net property, plant and equipment	114,509	112,438

Current portion of long-term debt(a)	6,697	9,702
Long-term debt	109,887	104,484
Total finance lease liabilities	116,584	114,186
Weighted average remaining lease term (in years):
Operating leases	12.7	12.2
Finance leases	20.6	20.7
Weighted average discount rate (%):
Operating leases	4.66%	4.74%
Finance leases	5.61%	4.71%
(a)    Balance includes accrued interest of finance lease recorded in Accrued expenses.
Maturities of lease liabilities at June 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$16,362	$5,690
2025	30,762	10,739
2026	22,355	10,098
2027	17,011	10,098
2028	12,382	10,098
Thereafter	108,091	141,265
Total lease payments	206,963	187,988
Less imputed interest	70,191	71,404
Total	$136,772	$116,584

NOTE 13—Segment Information:
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
Segment information for the three-month and six-month periods ended June 30, 2024 and 2023 were as follows (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales:
Energy Storage	$830,110	$1,763,065	$1,631,008	$3,706,747
Specialties	334,600	371,302	650,665	790,080
Ketjen	265,675	235,823	509,448	453,615
Total net sales	$1,430,385	$2,370,190	$2,791,121	$4,950,442

Adjusted EBITDA:
Energy Storage	$282,979	$1,165,080	$480,975	$2,732,772
Specialties	54,175	60,200	99,356	222,358
Ketjen	37,836	42,882	59,815	57,425
Total segment adjusted EBITDA	$374,990	$1,268,162	$640,146	$3,012,555

Depreciation and amortization:
Energy Storage	$100,433	$56,540	$187,707	$108,702
Specialties	23,170	21,299	45,607	41,191
Ketjen	12,937	13,084	25,294	26,227
Total segment depreciation and amortization	136,540	90,923	258,608	176,120
Corporate	1,739	2,162	3,422	4,236
Total depreciation and amortization	$138,279	$93,085	$262,030	$180,356

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of total segment adjusted EBITDA to the Company’s consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total segment adjusted EBITDA	$374,990	$1,268,162	$640,146	$3,012,555
Corporate expenses, net	11,370	(1,920)	37,450	15,391
Depreciation and amortization	(138,279)	(93,085)	(262,030)	(180,356)
Interest and financing expenses	(35,187)	(25,577)	(73,156)	(52,354)
Income tax benefit (expense)	30,660	(42,987)	34,381	(319,950)
Proportionate share of Windfield income tax expense(a)	(119,780)	(233,976)	(193,469)	(399,961)
Acquisition and integration related costs(b)	(1,581)	(6,502)	(3,488)	(11,610)
Restructuring and other charges(c)	(2,525)	(7,439)	(18,861)	(7,439)
Capital project assets write-off(c)	(294,940)	—	(314,889)	—
Non-operating pension and OPEB items	337	(612)	662	(1,213)
(Loss) gain in fair value of public equity securities(d)	(17,780)	15,020	(60,939)	60,846
Legal accrual(e)	—	(218,510)	—	(218,510)
Other(f)	4,517	(2,531)	28,443	(8,776)
Net (loss) income attributable to Albemarle Corporation	$(188,198)	$650,043	$(185,750)	$1,888,623
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 8, “Restructuring and Capital Project Assets Write-off,” for further details.
(d)Loss of $17.8 million and $27.2 million recorded in Other income, net for the three and six months ended June 30, 2024, respectively, resulting from the net change in fair value of investments in public equity securities and a loss of $33.7 million recorded in Other income, net for the six months ended June 30, 2024 resulting from the sale of investments in public equity securities. Gain of $15.0 million and $60.8 million recorded in Other income, net for the three and six months ended June 30, 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing for the agreements in principle to resolve a previously disclosed legal matter with the DOJ and SEC. This matter was settled in the third quarter of 2023.
(f)Included amounts for the three months ended June 30, 2024 recorded in:
•SG&A - $5.1 million of expenses related to certain historical legal and environmental matters.
•Other income, net - $8.9 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations.
Included amounts for the three months ended June 30, 2023 recorded in:
•SG&A - $0.7 million of facility closure expenses related to offices in Germany and $0.6 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by a $2.7 million gain in the fair value of preferred equity of a Grace subsidiary.
Included amounts for the six months ended June 30, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $5.2 million of expenses related to certain historical legal and environmental matters.
•Other income, net - $17.6 million of income from PIK dividends of preferred equity in a Grace subsidiary, a $17.3 million gain primarily from the sale of assets at a site not part of our operations, a $2.4 million gain primarily resulting from the adjustment of indemnification related to a previously disposed business and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
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

	June 30, 2024		December 31, 2023
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,540,851	$3,342,861	$4,186,532	$4,021,693
Foreign Currency Forward Contracts—during the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $839.3 million and $994.5 million at June 30, 2024 and December 31, 2023, respectively.
We also enter into foreign currency forward contracts in connection with our risk management strategies that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging, in an attempt to minimize the financial impact of changes in foreign currency exchange rates. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2024 and December 31, 2023, we had outstanding non-designated foreign currency forward contracts with notional values totaling $5.9 billion and $7.1 billion, respectively, hedging our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar and Chilean Peso.
The following table summarizes the fair value of our foreign currency forward contracts included in the consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$—	$—	$3,489	$—
Other assets	—	—	11,704	—
Accrued expenses	—	1,250	—	446
Other noncurrent liabilities	—	888	—	—
Total designated as hedging instruments	—	2,138	15,193	446
Not designated as hedging instruments
Other current assets	1,036	—	2,636	—
Other assets	12	—	—	—
Accrued expenses	—	2,686	—	5,306
Other noncurrent liabilities	—	2,686	—	—
Total not designated as hedging instruments	1,048	5,372	2,636	5,306
Total	$1,048	$7,510	$17,829	$5,752
The following table summarizes the net gains (losses) recognized for our foreign currency forward contracts during the three-month and six-month periods ended June 30, 2024 and 2023 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Designated as hedging instruments
Income (loss) recognized in Other comprehensive (loss) income	$4,060	$1,026	$(17,282)	$2,127
Loss recognized in Other income, net	$(2,557)	$—	$(5,239)	$—
Not designated as hedging instruments
(Loss) income recognized in Other income, net(a)	$(1,847)	$208,174	$12,975	$243,407
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the six-month periods ended June 30, 2024 and 2023, we recorded net cash receipts of $11.2 million and $224.2 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$297,761	$—	$—	$297,761
Investments under executive deferred compensation plan(b)	$34,663	$34,663	$—	$—
Public equity securities(c)	$27,730	$27,730	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,534	$—	$—	$—
Foreign currency forward contracts(f)	$1,048	$—	$1,048	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$34,663	$34,663	$—	$—
Foreign currency forward contracts(f)	$7,510	$—	$7,510	$—

	December 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$289,307	$—	$—	$289,307
Investments under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Public equity securities(c)	$168,928	$168,928	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,536	$—	$—	$—
Foreign currency forward contracts(f)	$17,829	$—	$17,829	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Foreign currency forward contracts(f)	$5,752	$—	$5,752	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes reported in Other income, net in our consolidated statements of (loss) income. See Note 3, “Investments,” for further details.
(d)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other income, net in our consolidated statements of (loss) income.
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

The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2023	$289,307
PIK dividends	17,619
Cash received for tax liability	(9,165)
Ending balance at June 30, 2024	$297,761

NOTE 16—Related Party Transactions:
Our consolidated statements of (loss) income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales to unconsolidated affiliates	$227	$3,673	$2,185	$10,773
Purchases from unconsolidated affiliates(a)	$181,256	$1,114,944	$318,453	$2,187,488
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

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2024	December 31, 2023
Receivables from unconsolidated affiliates	$915	$15,992
Payables to unconsolidated affiliates(a)	$184,198	$550,186
(a)Payables to unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

NOTE 17—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$320,773	$408,998
Common stock issued for annual incentive bonus plan(a)	11,545	—
(a)During the six-month period ended June 30, 2024, the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2024 and 2023 included $82.7 million and $64.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act from Other noncurrent liabilities to Income taxes payable within current liabilities.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 18—Recently Issued Accounting Pronouncements:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The guidance applies only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued additional accounting guidance which clarifies that certain optional expedients and exceptions apply to derivatives that are affected by the discounting transition. The guidance under both FASB issuances was originally effective March 12, 2020 through December 31, 2022. However, in December 2022, the FASB issued an update to defer the sunset date of this guidance to December 31, 2024. The Company currently does not expect this guidance to have a material impact on its consolidated financial statements.
In August 2023, the FASB issued guidance which will require a joint venture to recognize and initially measure its assets, including goodwill, and liabilities using a new basis of accounting upon formation. Initial measurement of a joint venture’s total net assets will be equal to the fair value of one hundred percent of the joint venture’s equity. In addition, a joint venture will be permitted to apply the measurement period guidance of ASC 805-10 if the initial accounting for the joint venture formation is incomplete by the end of the reporting period in which the formation occurs. This guidance is effective prospectively for all joint venture formations with a formation date on or after January 1, 2025. The Company currently does not expect this guidance to have a material impact on its consolidated financial statements.
In November 2023, the FASB issued guidance to update qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied retrospectively. The Company currently does not expect this guidance to have a material impact on its consolidated financial statement disclosures.
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
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2024 and 2023. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.”
Overview
Albemarle is a world leader in transforming essential resources into critical ingredients for mobility, energy, connectivity, and health. Our purpose is to enable a more resilient world. We partner to pioneer new ways to move, power, connect, and protect. The end markets we serve include grid storage, automotive, aerospace, conventional energy, electronics, construction, agriculture and food, pharmaceuticals and medical devices. We believe that our world-class resources with reliable and consistent supply, our leading process chemistry, high-impact innovation, customer centricity and focus on people and planet will enable us to maintain a leading position in the industries in which we operate.
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainablility-based revenue. For example, our Energy Storage business contributes to the growth of clean miles driven with electric vehicles and more efficient use of renewable energy through grid storage; Specialties enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and our Ketjen business enhances the efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.
Second Quarter 2024
During the second quarter of 2024:
•Our board of directors declared a quarterly dividend of $0.40 per share on May 7, 2024, which was paid on July 1, 2024 to common shareholders of record at the close of business as of June 14, 2024.
•We announced a $1 million donation to Cleveland Community College for the purchase of equipment, supplies and facility improvements to benefit workforce training programs. The Shelby, North Carolina-based college’s programs are designed to strengthen the region’s pipeline of skilled and diverse workers to support the growth of businesses and projects, such as the redevelopment of the Kings Mountain Mine.
•We announced an innovative agreement with Martin Marietta Materials, Inc., a leading supplier of building materials, to make beneficial use of extracted limestone material from Albemarle’s proposed Kings Mountain Mine project. This agreement is part of the Company’s plan to resume lithium mining operations at the Kings Mountain Mine in an environmentally and socially responsible manner, including opportunities to repurpose byproduct material and enhance the economic benefits for the surrounding community.
•We introduced a project plan for the Kings Mountain Mine, one of the few known hard-rock lithium deposits in the United States. The plan includes the proposed site footprint, primary physical features and details of the mining processes. Pending permitting approval and a final investment decision, the mine is anticipated to produce approximately 420,000 tons of lithium-bearing spodumene concentrate yearly, providing a crucial building block for sustainable transportation and to support key defense applications.
•We published our 2023 Sustainability Report, All the Elements for a Better World, detailing updates on sustainability strategy execution and the important progress made toward achieving our sustainability goals.
•We recorded cash flow from operations of $362.9 million during the second quarter of 2024, an increase of 392% from the prior year quarter.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, lithium index pricing dropped significantly, and remained relatively steady at these lower levels during the first half of 2024. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets. However, in order to optimize our cost structure and strengthen our financial flexibility, we are taking proactive actions, including certain restructuring activities and reducing planned capital expenditures. If lithium index pricing trends further downward or remains at low levels for an extended time, we may need to take additional measures to support growth and financial flexibility, including further restructuring actions. At this time, relating to the current situation in the Middle East, our business operations have continued as normal with some shipping and raw material delays. We are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2024 if lithium market prices remain at their current levels. Due to many of our contracts being index-referenced and variable-priced, our business is more aligned with changes in market and index pricing. The first part of 2023 saw record high lithium price levels which increased prior year results. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We do expect the lower pricing to be partially offset by higher sales volume driven primarily by additional capacity from La Negra, Chile, Kemerton, Western Australia, Meishan and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. The Meishan, China lithium conversion plant achieved first commercial sales during the second quarter of 2024. During the fourth quarter of 2023, we recorded a $604 million charge to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year. We could record additional inventory valuation charges in 2024 if lithium prices continue to deteriorate during the projected period of conversion and sale. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. Global EV sales are expected to continue to increase over the prior year, driving continued demand for lithium batteries.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid EVs and full battery EVs increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers and automotive OEMs and favorable global public policy toward e-

mobility/renewable energy usage. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
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
Ketjen: Total Ketjen results in 2024 are expected to increase year-over-year due to higher revenue and lower input costs. The fluidized catalytic cracking (“FCC”) market is expected to remain stable. Hydroprocessing catalysts (“HPC”) demand is lumpier, but we have seen increased demand as refineries are taking turnarounds. Additionally, we have signed an agreement to supply unique technologies to new markets, such as the hydrotreated vegetable oil market, which supports the energy transition for sustainable aviation fuels and supports our business growth.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the recently released Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”) which became effective in early 2024, and other tax jurisdictions. In January 2024, we announced that we were taking measures to unlock near-term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing our cost structure. As part of these measures, during the second quarter of 2024, the Company indefinitely suspended construction of the previously announced fourth train at its Kemerton conversion plant in Western Australia, as well as deferred spending and investments with respect to certain other capital projects. In July 2024, the Company concluded to stop construction of the third train at its Kemerton conversion plant and the Company announced that it will put the second train at the Kemerton conversion plant into care and maintenance. As a result of the actions taken at Kemerton Train 3 and Train 2 in the third quarter of 2024, there is a reasonable possibility within the next 12 months the Company may reach a conclusion a valuation allowance will be needed.
From time to time, we may evaluate the merits of any opportunities that may arise for acquisitions or other business development activities that will complement our business footprint. Additional information regarding our products, markets and financial performance is provided at our website, www.albemarle.com. Our website is not a part of this document nor is it incorporated herein by reference.

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of (loss) income. Certain percentage changes are considered not meaningful (“NM”).

Second Quarter 2024 Compared to Second Quarter 2023

Net Sales

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Net sales	$1,430,385	$2,370,190	$(939,805)	(40)%
•$1.6 billion decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$725.6 million increase attributable to higher sales volume in all businesses, primarily Energy Storage
•$21.8 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross (Loss) Profit

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Gross (loss) profit	$(10,578)	$558,487	$(569,065)	(102)%
Gross (loss) profit margin	(0.7)%	23.6%
▪Unfavorable pricing impacts primarily in Energy Storage, including the recognition of gross profit on converted inventory originally purchased from the Windfield joint venture, that was sold to third-party customers. The higher cost of goods sold of inventory purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers.
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
▪Partially offset by higher sales volume in Energy Storage and decreased commission expenses in Chile resulting from the lower pricing

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Selling, general and administrative expenses	$168,948	$397,070	$(228,122)	(57)%
Percentage of Net sales	11.8%	16.8%
▪2023 included a $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the U.S. Department of Justice (“DOJ”), SEC and Dutch Public Prosecutor (“DPP”)
▪$4.9 million decrease in severance expenses
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs

Capital Project Assets Write-Off

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Capital project assets write-off	$292,315	$—	$292,315	NM
•Capital project asset write-offs and associated contract cancellation costs recorded as part of the previously announced organic growth investment re-phasing. These assets were associated with the indefinitely suspended construction of Kemerton Train 4 and certain other projects. The Company determined that these assets will not provide future value or will require significant re-engineering if the related projects are restarted.

Research and Development Expenses

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Research and development expenses	$20,770	$21,419	$(649)	(3)%
Percentage of Net sales	1.5%	0.9%
Interest and Financing Expenses

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Interest and financing expenses	$(35,187)	$(25,577)	$(9,610)	38%
•Lower capitalized interest in 2024 •Increased amortization of debt discounts in 2024 primarily from interest-free loan entered into in the second quarter of 2023

Other Income, Net

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Other income, net	$33,666	$53,954	$(20,288)	(38)%
•2024 included losses of $17.8 million related to the fair market value adjustment of equity securities in public companies compared to $15.0 million of net gains for similar fair value adjustments in 2023
•$11.3 million increase attributable to interest income from higher cash balances in 2024
•$8.4 million decrease attributable to foreign exchange gains
•$8.9 million of income from PIK dividends of preferred equity in a W.R. Grace & Co. (“Grace”) subsidiary in 2024
•$3.9 million loss resulting from the adjustment of indemnification related to previously disposed businesses in 2023

Income Tax (Benefit) Expense

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Income tax (benefit) expense	$(30,660)	$42,987	$(73,647)	NM
Effective income tax rate	6.2%	25.5%
•Change in geographic mix of earnings, with lower 2024 earnings in various jurisdictions
•2024 included the impact from the valuation allowance for losses in certain entities in China
•2024 included the impact of the 15% global minimum tax under Pillar Two
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Equity in net income of unconsolidated investments	$286,878	$551,051	$(264,173)	(48)%
▪Decreased earnings from lower pricing from the Windfield joint venture in Energy Storage
Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Net income attributable to noncontrolling interests	$(11,604)	$(26,396)	$14,792	(56)%
▪Decrease in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to lower pricing
Net (Loss) Income Attributable to Albemarle Corporation

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Net (loss) income attributable to Albemarle Corporation	$(188,198)	$650,043	$(838,241)	NM
Percentage of Net sales	(13.2)%	27.4%
Net (loss) income attributable to Albemarle Corporation common shareholders	$(229,886)	$650,043	$(879,929)	NM
Basic (loss) earnings per share attributable to common shareholders	$(1.96)	$5.54	$(7.50)	NM
Diluted (loss) earnings per share attributable to common shareholders	$(1.96)	$5.52	$(7.48)	NM
▪Decrease in 2024 results due to reasons noted above
▪Net (loss) income attributable to Albemarle Corporation common shareholders in 2024 includes $41.7 million reduction for mandatory convertible preferred stock dividends

Other Comprehensive Loss, Net of Tax

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Other comprehensive loss, net of tax	$(40,134)	$(4,609)	$(35,525)	771%
▪Foreign currency translation and other	$(46,751)	$(5,635)	$(41,116)	730%
▪2024 included unfavorable movements in the Euro of approximately $34 million, the Japanese Yen of approximately $7 million, the Brazilian Real of approximately $6 million and a net unfavorable variance in various other currencies of $4 million, partially offset by favorable movements in the Chinese Renminbi of approximately $3 million
▪2023 included unfavorable movements in the Chinese Renminbi of approximately $18 million and the Japanese Yen of approximately $11 million, partially offset by favorable movements in the Euro of approximately $16 million, the Brazilian Real of approximately $4 million and a net favorable variance in various other currencies of $3 million

▪Cash flow hedge	$6,617	$1,026	$5,591	545%
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

	Three Months Ended June 30,				Percentage Change
	2024	%	2023	%	2024 vs 2023
	(In thousands, except percentages)
Net sales:
Energy Storage	$830,110	58.0%	$1,763,065	74.4%	(53)%
Specialties	334,600	23.4%	371,302	15.7%	(10)%
Ketjen	265,675	18.6%	235,823	9.9%	13%
Total net sales	$1,430,385	100.0%	$2,370,190	100.0%	(40)%

Adjusted EBITDA:
Energy Storage	$282,979	73.2%	$1,165,080	92.0%	(76)%
Specialties	54,175	14.0%	60,200	4.8%	(10)%
Ketjen	37,836	9.8%	42,882	3.4%	(12)%
Total segment adjusted EBITDA	374,990	97.0%	1,268,162	100.2%	(70)%
Corporate	11,370	3.0%	(1,920)	(0.2)%	NM
Total adjusted EBITDA	$386,360	100.0%	$1,266,242	100.0%	(69)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,
	2024	2023
Total segment adjusted EBITDA	$374,990	$1,268,162
Corporate expenses, net	11,370	(1,920)
Depreciation and amortization	(138,279)	(93,085)
Interest and financing expenses	(35,187)	(25,577)
Income tax benefit (expense)	30,660	(42,987)
Proportionate share of Windfield income tax expense(a)	(119,780)	(233,976)
Acquisition and integration related costs(b)	(1,581)	(6,502)
Restructuring and other charges(c)	(2,525)	(7,439)
Capital project assets write-off(c)	(294,940)	—
Non-operating pension and OPEB items	337	(612)
(Loss) gain in fair value of public equity securities(d)	(17,780)	15,020
Legal accrual(e)	—	(218,510)
Other(f)	4,517	(2,531)
Net (loss) income attributable to Albemarle Corporation	$(188,198)	$650,043
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 8, “Restructuring and Capital Project Assets Write-off,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)(Loss) gain of ($17.8) million and $15.0 million recorded in Other income, net for the three months ended June 30, 2024 and 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing for the agreements in principle to resolve a previously disclosed legal matter with the DOJ and SEC. This matter was settled in the third quarter of 2023.
(f)Included amounts for the three months ended June 30, 2024 recorded in:
•SG&A - $5.1 million of expenses related to certain historical legal and environmental matters.
•Other income, net - $8.9 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations.
Included amounts for the three months ended June 30, 2023 recorded in:
•SG&A - $0.7 million of facility closure expenses related to offices in Germany and $0.6 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other income, net - $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by a $2.7 million gain in the fair value of preferred equity of a Grace subsidiary.

Energy Storage

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Net sales	$830,110	$1,763,065	$(932,955)	(53)%
•$1.6 billion decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts, and mix
•$659.0 million increase attributable to higher sales volume, primarily driven by the La Negra III/IV expansion in Chile, as well as sales of chemical-grade spodumene to meet growing customer demand
•$16.9 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$282,979	$1,165,080	$(882,101)	(76)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity in net income from the Windfield joint venture, driven by lower spodumene pricing
•Higher sales volume
•Savings from designed restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing
•$10.6 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Net sales	$334,600	$371,302	$(36,702)	(10)%
•$66.4 million decrease attributable to unfavorable pricing impacts across several divisions
•$33.9 million increase attributable to higher sales volumes related to increased demand across all products
•$4.2 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$54,175	$60,200	$(6,025)	(10)%
•Unfavorable pricing impacts across several divisions
•Higher sales volume related to increased demand across all products
•Decreased manufacturing costs resulting primarily from productivity and lower material costs
•$3.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Net sales	$265,675	$235,823	$29,852	13%
•$32.7 million increase attributable to higher sales volume across all divisions •$2.2 million decrease attributable to unfavorable pricing impacts, primarily in clean fuel technologies
Adjusted EBITDA	$37,836	$42,882	$(5,046)	(12)%
•2023 included a $24 million gain recorded for insurance claim receipts
•Higher sales volume across all divisions
•Savings from designed restructuring and productivity improvements
•Decreased inflation costs in utilities and raw materials

Corporate

In thousands	Q2 2024	Q2 2023	$ Change	% Change
Adjusted EBITDA	$11,370	$(1,920)	$13,290	NM
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs
▪$7.2 million decrease attributable to unfavorable currency exchange impacts, net of a $1.2 million increase in foreign exchange impacts from our Windfield joint venture

First Six Months 2024 Compared to First Six Months 2023

Net Sales

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$2,791,121	$4,950,442	$(2,159,321)	(44)%
•$3.4 billion decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$1.3 billion increase attributable to higher sales volume in all businesses, primarily Energy Storage
•$36.4 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Gross profit	$28,360	$1,835,027	$(1,806,667)	(98)%
Gross profit margin	1.0%	37.1%
▪Unfavorable pricing impacts primarily in Energy Storage, including the recognition of gross profit on converted inventory originally purchased from the Windfield joint venture, that was sold to third-party customers. The higher cost of goods sold of inventory purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers.
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
▪Partially offset by higher sales volume in Energy Storage and decreased commission expenses in Chile resulting from the lower pricing

Selling, General and Administrative Expenses

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Selling, general and administrative expenses	$346,660	$551,376	$(204,716)	(37)%
Percentage of Net sales	12.4%	11.1%
▪2023 included a $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP
▪Higher compensation-related expenses across Corporate and each business, including a $11.4 million increase in severance expenses
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs

Capital Project Assets Write-Off

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Capital project assets write-off	$309,515	$—	$309,515	NM
▪Capital project asset write-offs and associated contract cancellation costs recorded as part of the previously announced organic growth investment re-phasing. These assets were associated with the indefinitely suspended construction of Kemerton Train 4 and certain other projects. The Company determined that these assets will not provide future value or will require significant re-engineering if the related projects are restarted.

Research and Development Expenses

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Research and development expenses	$44,302	$41,890	$2,412	6%
Percentage of Net sales	1.6%	0.8%

Interest and Financing Expenses

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Interest and financing expenses	$(73,156)	$(52,354)	$(20,802)	40%

▪Increased debt balance outstanding during the first six months of 2024, primarily in variable-rate commercial paper paid off in March 2024
▪Lower capitalized interest in 2024
•Increased amortization of debt discounts in 2024 primarily from interest-free loan entered into in the second quarter of 2023

Other Income, Net

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Other income, net	$83,567	$136,446	$(52,879)	(39)%
•2024 included losses of $60.9 million related to the sale and fair market value adjustment of equity securities in public companies compared to $60.8 million of net gains for similar fair value adjustments in 2023
•$20.8 million increase attributable to foreign exchange gains
•$17.6 million of income from PIK dividends of preferred equity in a Grace subsidiary in 2024
•$17.3 million gain primarily from the sale of assets at a site not part of our operations in 2024

Income Tax (Benefit) Expense

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Income tax (benefit) expense	$(34,381)	$319,950	$(354,331)	NM
Effective income tax rate	5.2%	24.1%
•Change in geographic mix of earnings, with lower 2024 earnings in various jurisdictions
•2024 included the impact of the valuation allowance for losses in certain entities in China
•2024 included the impact of the 15% global minimum tax under Pillar Two
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Equity in net income of unconsolidated investments	$467,378	$947,239	$(479,861)	(51)%
▪Decreased earnings from lower pricing from the Windfield joint venture in Energy Storage ▪$12.1 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture
Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net income attributable to noncontrolling interests	$(25,803)	$(64,519)	$38,716	(60)%
▪Decrease in consolidated income related to our JBC joint venture primarily due to lower pricing
Net (Loss) Income Attributable to Albemarle Corporation

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net (loss) income attributable to Albemarle Corporation	$(185,750)	$1,888,623	$(2,074,373)	NM
Percentage of Net sales	(6.7)%	38.2%
Net (loss) income attributable to Albemarle Corporation common shareholders	$(239,022)	$1,888,623	$(2,127,645)	NM
Basic (loss) earnings per share	$(2.03)	$16.10	$(18.13)	NM
Diluted (loss) earnings per share	$(2.03)	$16.03	$(18.06)	NM
▪Decrease in 2024 results due to reasons noted above
▪Net (loss) income attributable to Albemarle Corporation common shareholders in 2024 includes $53.3 million reduction for mandatory convertible preferred stock dividends

Other Comprehensive (Loss) Income, Net of Tax

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(109,014)	$42,708	$(151,722)	NM
▪Foreign currency translation and other	$(96,971)	$40,581	$(137,552)	NM
▪2024 included unfavorable movements in the Euro of approximately $73 million, the Japanese Yen of approximately $13 million, the Brazilian Real of approximately $8 million, the Taiwanese Dollar of approximately $5 million and a net unfavorable variance in various other currencies of $6 million, partially offset by favorable movements in the Chinese Renminbi of approximately $10 million
▪2023 included favorable movements in the Euro of approximately $44 million and the Brazilian Real of approximately $5 million and a net favorable variance in various other currencies of $5 million, partially offset by unfavorable movements in the Japanese Yen of approximately $9 million and the Chinese Renminbi of approximately $4 million

▪Cash flow hedge	$(12,043)	$2,127	$(14,170)	NM

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Six Months Ended June 30,				Percentage Change
	2024	%	2023	%	2024 vs 2023
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,631,008	58.4%	$3,706,747	74.9%	(56)%
Specialties	650,665	23.3%	790,080	15.9%	(18)%
Ketjen	509,448	18.3%	453,615	9.2%	12%
Total net sales	$2,791,121	100.0%	$4,950,442	100.0%	(44)%

Adjusted EBITDA:
Energy Storage	$480,975	71.0%	$2,732,772	90.3%	(82)%
Specialties	99,356	14.7%	222,358	7.3%	(55)%
Ketjen	59,815	8.8%	57,425	1.9%	4%
Total segment adjusted EBITDA	640,146	94.5%	3,012,555	99.5%	(79)%
Corporate	37,450	5.5%	15,391	0.5%	143%
Total adjusted EBITDA	$677,596	100.0%	$3,027,946	100.0%	(78)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Six Months Ended June 30,
	2024	2023
Total segment adjusted EBITDA	$640,146	$3,012,555
Corporate expenses, net	37,450	15,391
Depreciation and amortization	(262,030)	(180,356)
Interest and financing expenses	(73,156)	(52,354)
Income tax benefit (expense)	34,381	(319,950)
Proportionate share of Windfield income tax expense(a)	(193,469)	(399,961)
Acquisition and integration related costs(b)	(3,488)	(11,610)
Restructuring and other charges(c)	(18,861)	(7,439)
Capital project assets write-off(c)	(314,889)	—
Non-operating pension and OPEB items	662	(1,213)
(Loss) gain in fair value on public equity securities(d)	(60,939)	60,846
Legal accrual(e)	—	(218,510)
Other(f)	28,443	(8,776)
Net (loss) income attributable to Albemarle Corporation	$(185,750)	$1,888,623

(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 8, “Restructuring and Capital Project Assets Write-off,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)Loss of $33.7 million recorded in Other income, net for the six months ended June 30, 2024 resulting from the sale of investments in public equity securities and a (loss) gain of ($27.2) million and $60.8 million recorded in Other income, net for the six months ended June 30, 2024 and 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing for the agreements in principle to resolve a previously disclosed legal matter with the DOJ and SEC. This matter was settled in the third quarter of 2023.
(f)Included amounts for the six months ended June 30, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $5.2 million of expenses related to certain historical legal and environmental matters.
•Other income, net - $17.6 million of income from PIK dividends of preferred equity in a Grace subsidiary, a $17.3 million gain primarily from the sale of assets at a site not part of our operations, a $2.4 million gain primarily resulting from the adjustment of indemnification related to a previously disposed business and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
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

Energy Storage

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$1,631,008	$3,706,747	$(2,075,739)	(56)%
•$3.3 billion decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts, and mix
•$1.3 billion increase attributable to higher sales volume, primarily driven by the La Negra III/IV expansion in Chile, as well as sales of chemical-grade spodumene to meet growing customer demand
•$31.2 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$480,975	$2,732,772	$(2,251,797)	(82)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity in net income from the Windfield joint venture, driven by lower spodumene pricing
•Higher sales volume
•Decreased commission expenses in Chile resulting from the lower pricing
•Savings from designed restructuring and productivity improvements
•$43.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$650,665	$790,080	$(139,415)	(18)%
•$144.6 million decrease attributable to unfavorable pricing impacts across all divisions
•$10.2 million increase attributable to higher sales volume related to increased demand across all products
•$5.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$99,356	$222,358	$(123,002)	(55)%
•Unfavorable pricing impacts across all divisions
•Decreased manufacturing costs resulting primarily from productivity and lower material costs
•Higher sales volume related to increased demand across all products
•Decrease in noncontrolling interests to JBC joint venture resulting from lower pricing
•$5.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$509,448	$453,615	$55,833	12%
•$53.0 million increase attributable to higher sales volume across all divisions •$2.9 million increase attributable to favorable pricing impacts across all divisions
Adjusted EBITDA	$59,815	$57,425	$2,390	4%
•2023 included a $24 million gain recorded for insurance claim receipts
•Higher sales volume across all divisions
•Savings from designed restructuring and productivity improvements
•Decreased inflation costs in utilities and raw materials

Corporate

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Adjusted EBITDA	$37,450	$15,391	$22,059	143%
▪$8.7 million increase attributable to favorable currency exchange impacts, net of a $12.1 million decrease in foreign exchange impacts from our Windfield joint venture
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs
▪Higher compensation-related expenses

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
Cash Flow
During the first six months of 2024, cash on hand, cash provided by operations and net proceeds from the issuance of mandatory convertible preferred stock of $2.2 billion funded the repayment of a net balance of $620.0 million of commercial paper, $1.0 billion of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $93.9 million and dividends to mandatory convertible preferred shareholders of $39.4 million. Our operations provided $460.8 million of cash flows during the first six months of 2024, as compared to $794.7 million for the first six months of 2023. The change compared to prior year was primarily due to decreased earnings from the Energy Storage segment, driven by lower lithium market prices, and lower dividends received from unconsolidated investments, partially offset by positive working capital changes year-over-year of $1.6 billion. The inflow from working capital in 2024 was primarily driven by the impact of lower lithium pricing in accounts receivable and inventories. This was partially offset by lower accounts payable driven by similar lower lithium pricing. Overall, our cash and cash equivalents increased by $940.3 million to $1.8 billion at June 30, 2024 from $889.9 million at December 31, 2023.
Capital expenditures for the six-month period ended June 30, 2024 of $1.0 billion were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be at the high-end of $1.7 billion to $1.8 billion in 2024, primarily for Energy Storage growth and capacity increases, including in Chile, China and the U.S., as well as productivity and continuity of operations projects in all segments. In January 2024, we announced that we were taking measures to unlock near-term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing our cost structure. As part of these measures, during the second quarter of 2024, the Company indefinitely suspended construction of the previously announced fourth train at its Kemerton conversion plant in Western Australia, as well as deferred spending and investments with respect to certain other capital projects. In July 2024, the Company concluded to stop construction of the third train at its Kemerton conversion plant. Train 1 of our Kemerton, Western Australia plant is operating and producing battery-grade product subject to customer qualification. In addition, our lithium conversion plant in Meishan, China achieved first commercial sales in the second quarter of 2024.

In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in the six months ended June 30, 2024.
On March 8, 2024, the Company issued 46,000,000 depositary shares, each representing a 1/20th interest in a share of Preferred Stock. The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs. The Company intends to use the proceeds for general corporate purposes, which may include, among other uses, funding growth capital expenditures, such as the construction and expansion of lithium operations in Australia and China that are significantly progressed or near completion, following the repayment of commercial paper using a portion of the proceeds in the first quarter of 2024. See Note 7, “Equity,” for additional information.
Net current assets were $3.3 billion and $1.7 billion at June 30, 2024 and December 31, 2023, respectively. The increase is primarily due to the increased cash and cash equivalents balance as a result of the $2.2 billion of net proceeds from the issuance of Mandatory Convertible Preferred Stock in March 2024, and the resulting paydown of commercial paper. In addition, accounts receivable, inventory and accounts payable balances all decreased from December 31, 2023 due to the lower lithium market prices. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On May 7, 2024, our board of directors declared a cash dividend of $0.40, which was paid on July 1, 2024 to shareholders of record at the close of business as of June 14, 2024.
At June 30, 2024 and December 31, 2023, our cash and cash equivalents included $1.1 billion and $857.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2024, we repatriated $28.8 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first six months of 2023.
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
Given the current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on February 9, 2024 we amended our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.125% as of June 30, 2024. As of June 30, 2024 there were no borrowings outstanding under the 2022 Credit Agreement.
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

On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase). The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2022 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. During the six months ended June 30, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At June 30, 2024 and December 31, 2023, there were $74.5 million and $14.3 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.52 billion at June 30, 2024, compared to $3.54 billion at December 31, 2023. In addition, at June 30, 2024, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $143.6 million under other existing lines of credit, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at June 30, 2024 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $201.7 million at June 30, 2024. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Total expected 2024 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $14 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $8.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2024.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $226.3 million at June 30, 2024 and $220.6 million at December 31, 2023. Related assets for corresponding offsetting benefits recorded in Other assets totaled $74.2 million at June 30, 2024 and $73.0 million at December 31, 2023. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2024 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
We expect 2024 capital expenditures to be down from 2023 levels. In January 2024, we announced an intentional re-phasing of larger projects to focus on those that are significantly progressed, near completion and in start up. At that time we also announced actions to optimize our cost structure by reducing costs primarily related to sales, general and administrative expenses, including a reduction in headcount and lower spending on contracted services. During the six months ended June 30, 2024, the Company decided to indefinitely suspend construction of the fourth train at its Kemerton conversion plant in Western Australia. Additionally, in July 2024, the Company announced a comprehensive review of cost and operating structure to maintain a competitive position, further generate long-term financial flexibility and drive long-term value creation. As part of this review, the Company concluded to stop construction of the third train at its Kemerton conversion plant. The Company also announced that it will put the second train at the Kemerton conversion plant into care and maintenance. Restructuring costs associated with putting Kemerton Train 2 into care and maintenance are expected to be recorded in the third quarter of 2024. The first train of Kemerton will continue to operate and is currently focusing on commercialization efforts.
On April 25, 2024, we entered into a Master Receivables Purchase Agreement under which we may sell up to $250.0 million of available and eligible outstanding customer accounts receivable generated by sales to two specified customers. The agreement is uncommitted and has an initial term that expires April 25, 2025, unless earlier terminated by the purchaser. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. As of June 30, 2024, there were no accounts receivable sold under this Master Receivables Purchase Agreement.
Our growth investments include strategic investments in China with plans to build a battery grade lithium conversion plant in Meishan initially targeting 50,000 metric tonnes of LCE per year. The Meishan lithium conversion plant achieved first commercial sales in the second quarter of 2024. We are also building an additional processing train at the Kemerton lithium hydroxide plant in Western Australia. The additional train would increase the facility’s production by 25,000 metric tonnes per year.
In October 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs and to produce approximately 420,000 tons of spodumene concentrate annually. To further support the restart of the Kings Mountain mine, in August 2023, we announced a $90 million critical materials award from the U.S. Department of Defense.
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
We had cash and cash equivalents totaling $1.8 billion at June 30, 2024, of which $1.1 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
In 2019, we completed the acquisition of a 60% interest in MRL’s Wodgina hard rock lithium mine project (“Wodgina Project”) in Western Australia and formed an unincorporated joint venture with MRL, named MARBL Lithium Joint Venture, for the exploration, development, mining, processing and production of lithium and other minerals (other than iron ore and tantalum) from the Wodgina spodumene mine and for the operation of the Kemerton assets in Western Australia. We participate in the Wodgina Project through our ownership interest in the Issuer. On October 18, 2023, we amended the joint venture agreements, resulting in a decrease of our ownership interest in the MARBL joint venture and the Wodgina Project to 50%.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Net sales(a)	$481,417	$2,392,057
Gross profit	(31,275)	802,653
Income before income taxes and equity in net income of unconsolidated investments(b)	(289,582)	254,066
Net income attributable to the Parent Guarantor and the Issuer	(170,905)	(216,033)
(a)    Includes net sales to Non-Guarantors of $256.4 million and $1.5 billion for the six months ended June 30, 2024 and year ended December 31, 2023, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $5.2 million and $70.2 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively.
Summarized Balance Sheet

$ in thousands	June 30, 2024	December 31, 2023
Current assets(a)	$1,022,069	$723,518
Net property, plant and equipment	1,933,188	2,246,404
Other noncurrent assets(b)	2,715,824	2,619,575

Current liabilities(c)	$1,717,354	$2,374,074
Long-term debt	2,253,772	2,252,540
Other noncurrent liabilities(d)	7,027,213	7,409,175
(a)    Includes receivables from Non-Guarantors of $177.3 million and $293.8 million at June 30, 2024 and December 31, 2023, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $2.1 billion and $2.0 billion at June 30, 2024 and December 31, 2023, respectively.
(c)    Includes current payables to Non-Guarantors of $1.3 billion and $1.0 billion at June 30, 2024 and December 31, 2023, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.6 billion and $6.9 billion at June 30, 2024 and December 31, 2023, respectively.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Net sales(a)	$362,714	$1,297,308
Gross profit	(6,073)	68,743
Loss before income taxes and equity in net income of unconsolidated investments(b)	(236,587)	(444,249)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(123,784)	(697,911)
(a)    Includes net sales to Non-Guarantors of $137.7 million and $482.0 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively.

(b)    Includes intergroup income to Non-Guarantors of $35.1 million and $146.0 million for the six months ended June 30, 2024 and year ended December 31, 2023, respectively.

Summarized Balance Sheet

$ in thousands	June 30, 2024	December 31, 2023
Current assets(a)	$1,399,239	$872,571
Net property, plant and equipment	745,961	1,090,112
Other non-current assets(b)	1,768,257	1,731,960

Current liabilities(c)	$1,553,753	$2,024,190
Long-term debt	2,964,411	2,994,732
Other noncurrent liabilities(d)	6,359,708	6,828,262
(a)    Includes receivables from Non-Guarantors of $578.9 million and $472.5 million at June 30, 2024 and December 31, 2023, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.2 billion and $1.1 billion at June 30, 2024 and December 31, 2023, respectively.
(c)    Includes current payables to Non-Guarantors of $1.3 billion and $1.0 billion at June 30, 2024 and December 31, 2023, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.0 billion and $6.4 billion at June 30, 2024 and December 31, 2023, respectively.
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
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2023. However, we are expanding the description of our property, plant and equipment critical accounting policy and estimates as follows.
Property, Plant and Equipment. We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method. We evaluate the recovery of our property, plant and equipment annually and when events or changes in circumstances indicate that its carrying amount may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or capital plans or changes to government regulations that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are not recoverable, or are less than the carrying amount of a long-lived asset group. We estimate future cash flows based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates. Significant estimates used include, but are not limited to, market pricing (including lithium index pricing), customer demand, operating and production costs, and the timing and capital costs of expansion and sustaining projects. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events.
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
We had variable interest rate borrowings of $26.8 million outstanding at June 30, 2024, bearing a weighted average interest rate of 0.33% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.3 million as of June 30, 2024. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, consist of foreign currency forward contracts with an aggregate notional value of $6.7 billion and with a fair value representing a net liability position of $3.8 million at June 30, 2024. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2024, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $6.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $6.5 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2024, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2024, in connection with ongoing measures taken to generate long-term financial flexibility and optimize the Company’s cost structure, management consulted with the board of directors on a proposal to undertake certain asset and cost actions and concluded to stop construction of the third train at the Company’s Kemerton conversion plant and put the second train at the Kemerton conversion plant into care and maintenance. On July 29, 2024, management reviewed the appropriate accounting treatment for these actions with the Audit and Finance Committee. As a result, the Company expects to record a charge in the third quarter of 2024 in the range of approximately $0.9 billion to $1.1 billion, of which approximately $725 million to $800 million consists of the expected write-off of the carrying value of the Kemerton Train 3 assets less any salvage value, with the remainder related to contract cancellation, severance, decommissioning, demolition and other associated restructuring costs for both Kemerton Trains 2 and 3. The Company’s estimated range of the charge takes into account initial estimates for these activities and the determination of salvage value of the fixed assets, among other variables. The restructuring actions associated with these charges are expected to be substantially complete in 2024.

Item 6.	Exhibits.
(a) Exhibits

3.1
Articles of Amendment to amend Albemarle Corporation's Amended and Restated Articles of Incorporation [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 10, 2024, and incorporated herein by reference].

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2024, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of (Loss) Income for the three and six months ended June 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended June 30, 2024 and 2023, (iii) the Consolidated Balance Sheets at June 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	July 31, 2024	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)