Form 10-Q
period 2024-09-30
ALBEMARLE CORP
filed 2024-11-06
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 31, 2024: 117,540,339

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF (LOSS) INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,354,692	$2,310,596	$4,145,813	$7,261,038
Cost of goods sold(a)	1,458,726	2,255,662	4,221,487	5,371,077
Gross (loss) profit	(104,034)	54,934	(75,674)	1,889,961
Selling, general and administrative expenses	154,253	172,109	482,052	716,046
Restructuring charges and asset write-offs	828,146	1,757	1,156,522	9,196
Research and development expenses	22,397	21,082	66,699	62,972
Operating (loss) profit	(1,108,830)	(140,014)	(1,780,947)	1,101,747
Interest and financing expenses	(47,760)	(29,332)	(120,916)	(81,686)
Other (expenses) income, net	(22,256)	11,182	61,311	147,628
(Loss) income before income taxes and equity in net income of unconsolidated investments	(1,178,846)	(158,164)	(1,840,552)	1,167,689
Income tax expense (benefit)	110,853	(8,551)	76,472	311,399
(Loss) income before equity in net income of unconsolidated investments	(1,289,699)	(149,613)	(1,917,024)	856,290
Equity in net income of unconsolidated investments (net of tax)	229,058	470,306	696,436	1,417,545
Net (loss) income	(1,060,641)	320,693	(1,220,588)	2,273,835
Net income attributable to noncontrolling interests	(8,351)	(18,160)	(34,154)	(82,679)
Net (loss) income attributable to Albemarle Corporation	(1,068,992)	302,533	(1,254,742)	2,191,156
Mandatory convertible preferred stock dividends	(41,687)	—	(94,959)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(1,110,679)	$302,533	$(1,349,701)	$2,191,156

Basic (loss) earnings per share attributable to common shareholders	$(9.45)	$2.58	$(11.49)	$18.68
Diluted (loss) earnings per share attributable to common shareholders	$(9.45)	$2.57	$(11.49)	$18.60
Weighted-average common shares outstanding – basic	117,535	117,349	117,505	117,304
Weighted-average common shares outstanding – diluted	117,535	117,783	117,505	117,797
(a)Included purchases from related unconsolidated affiliates of $441.1 million and $634.7 million for the three-month periods ended September 30, 2024 and 2023, respectively, and $1.6 billion and $1.4 billion for the nine-month periods ended September 30, 2024 and 2023, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(1,060,641)	$320,693	$(1,220,588)	$2,273,835
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	158,724	(143,957)	61,753	(103,376)
Cash flow hedge	9,215	(39,088)	(2,828)	(36,961)
Total other comprehensive income (loss), net of tax	167,939	(183,045)	58,925	(140,337)
Comprehensive (loss) income	(892,702)	137,648	(1,161,663)	2,133,498
Comprehensive income attributable to noncontrolling interests	(8,509)	(18,141)	(34,323)	(82,652)
Comprehensive (loss) income attributable to Albemarle Corporation	$(901,211)	$119,507	$(1,195,986)	$2,050,846
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,664,519	$889,900
Trade accounts receivable, less allowance for credit losses (2024 – $2,161; 2023 – $2,808)	749,792	1,213,160
Other accounts receivable	268,696	509,097
Inventories	1,657,688	2,161,287
Other current assets	328,915	443,475
Total current assets	4,669,610	5,216,919
Property, plant and equipment, at cost	12,376,369	12,233,757
Less accumulated depreciation and amortization	3,117,917	2,738,553
Net property, plant and equipment	9,258,452	9,495,204
Investments	1,179,598	1,369,855
Other assets	463,690	297,087
Goodwill	1,637,758	1,629,729
Other intangibles, net of amortization	246,078	261,858
Total assets	$17,455,186	$18,270,652
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$1,070,717	$1,537,859
Accounts payable to related parties	152,093	550,186
Accrued expenses	513,122	544,835
Current portion of long-term debt	3,012	625,761
Dividends payable	61,262	46,666
Income taxes payable	110,514	255,155
Total current liabilities	1,910,720	3,560,462
Long-term debt	3,565,990	3,541,002
Postretirement benefits	25,959	26,247
Pension benefits	143,666	150,312
Other noncurrent liabilities	791,823	769,100
Deferred income taxes	526,367	558,430
Commitments and contingencies (Note 7)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,538 in 2024 and 117,356 in 2023	1,176	1,174
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2024 and 0 in 2023	2,235,105	—
Additional paid-in capital	2,978,387	2,952,517
Accumulated other comprehensive loss	(469,770)	(528,526)
Retained earnings	5,495,697	6,987,015
Total Albemarle Corporation shareholders’ equity	10,240,595	9,412,180
Noncontrolling interests	250,066	252,919
Total equity	10,490,661	9,665,099
Total liabilities and equity	$17,455,186	$18,270,652
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at June 30, 2024	117,528,174	$1,175	2,300,000	$2,235,105	$2,969,851	$(637,551)	$6,653,979	$11,222,559	$260,596	$11,483,155
Net (loss) income							(1,068,992)	(1,068,992)	8,351	(1,060,641)
Other comprehensive income						167,781		167,781	158	167,939
Cash dividends declared, $0.405 per common share							(47,603)	(47,603)	(19,039)	(66,642)
Mandatory convertible preferred stock cumulative dividends							(41,687)	(41,687)		(41,687)
Stock-based compensation					8,723			8,723		8,723
Exercise of stock options	500	—			28			28		28
Issuance of common stock, net	11,621	1			—			1		1
Withholding taxes paid on stock-based compensation award distributions	(2,461)	—			(215)			(215)		(215)
Balance at September 30, 2024	117,537,834	$1,176	2,300,000	$2,235,105	$2,978,387	$(469,770)	$5,495,697	$10,240,595	$250,066	$10,490,661

Balance at June 30, 2023	117,339,879	$1,174	—	$—	$2,936,036	$(517,946)	$7,396,045	$9,815,309	$272,731	$10,088,040
Net income							302,533	302,533	18,160	320,693
Other comprehensive loss						(183,026)		(183,026)	(19)	(183,045)
Cash dividends declared, $0.40 per common share							(46,940)	(46,940)	(26,248)	(73,188)
Stock-based compensation					11,159			11,159		11,159
Exercise of stock options	592	—			36			36		36
Issuance of common stock, net	17,031	—			—			—		—
Withholding taxes paid on stock-based compensation award distributions	(5,785)	—			(1,256)			(1,256)		(1,256)
Balance at September 30, 2023	117,351,717	$1,174	—	$—	$2,945,975	$(700,972)	$7,651,638	$9,897,815	$264,624	$10,162,439

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net (loss) income							(1,254,742)	(1,254,742)	34,154	(1,220,588)
Other comprehensive income						58,756		58,756	169	58,925
Common stock dividends declared, $1.205 per common share							(141,617)	(141,617)	(37,176)	(178,793)
Mandatory convertible preferred stock cumulative dividends							(94,959)	(94,959)		(94,959)
Stock-based compensation					25,105			25,105		25,105
Exercise of stock options	1,920	—			114			114		114
Issuance of common stock, net	273,834	3			11,543			11,546		11,546
Issuance of mandatory convertible preferred stock, net			2,300,000	2,235,105				2,235,105		2,235,105
Withholding taxes paid on stock-based compensation award distributions	(94,190)	(1)			(10,892)			(10,893)		(10,893)
Balance at September 30, 2024	117,537,834	$1,176	2,300,000	$2,235,105	$2,978,387	$(469,770)	$5,495,697	$10,240,595	$250,066	$10,490,661

Balance at December 31, 2022	117,168,366	$1,172	—	$—	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income							2,191,156	2,191,156	82,679	2,273,835
Other comprehensive loss						(140,310)		(140,310)	(27)	(140,337)
Common stock dividends declared, $1.20 per common share							(140,795)	(140,795)	(26,248)	(167,043)
Stock-based compensation					31,186			31,186		31,186
Exercise of stock options	1,812	—			117			117		117
Issuance of common stock, net	293,891	3			(3)			—		—
Withholding taxes paid on stock-based compensation award distributions	(112,352)	(1)			(26,165)			(26,166)		(26,166)
Balance at September 30, 2023	117,351,717	$1,174	—	$—	$2,945,975	$(700,972)	$7,651,638	$9,897,815	$264,624	$10,162,439
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash and cash equivalents at beginning of year	$889,900	$1,499,142
Cash flows from operating activities:
Net (loss) income	(1,220,588)	2,273,835
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	425,532	285,801
Non-cash restructuring and asset write-offs	1,075,888	—
Stock-based compensation and other	24,443	29,465
Equity in net income of unconsolidated investments (net of tax)	(696,436)	(1,417,545)
Dividends received from unconsolidated investments and nonmarketable securities	348,358	1,939,225
Pension and postretirement expense	3,806	5,925
Pension and postretirement contributions	(13,339)	(12,243)
Realized loss on investments in marketable securities	33,746	—
Unrealized loss (gain) on investments in marketable securities	26,982	(36,740)
Deferred income taxes	(112,777)	(182,764)
Working capital changes	823,194	(1,332,042)
Other, net	(17,415)	(129,377)
Net cash provided by operating activities	701,394	1,423,540
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(43,207)
Capital expenditures	(1,330,062)	(1,465,193)
Sales (purchases) of marketable securities, net	83,651	(205,952)
Investments in equity investments and nonmarketable securities	(217)	(1,279)
Net cash used in investing activities	(1,246,628)	(1,715,631)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	2,236,750	—
Repayments of long-term debt and credit agreements	(84,403)	—
Proceeds from borrowings of long-term debt and credit agreements	84,403	300,000
Other debt (repayments) borrowings, net	(629,434)	172,791
Dividends paid to common shareholders	(140,929)	(140,251)
Dividends paid to mandatory convertible preferred shareholders	(81,059)	—
Dividends paid to noncontrolling interests	(37,176)	(79,393)
Proceeds from exercise of stock options	114	117
Withholding taxes paid on stock-based compensation award distributions	(10,892)	(26,166)
Other	(2,758)	(191)
Net cash provided by financing activities	1,334,616	226,907
Net effect of foreign exchange on cash and cash equivalents	(14,763)	167,710
Increase in cash and cash equivalents	774,619	102,526
Cash and cash equivalents at end of period	$1,664,519	$1,601,668
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of September 30, 2024 and December 31, 2023, our consolidated statements of (loss) income, consolidated statements of comprehensive (loss) income and consolidated statements of changes in equity for the three- and nine-month periods ended September 30, 2024 and 2023 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 15, 2024. The December 31, 2023 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three- and nine-month periods ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year.
Cost of goods sold for the three- and nine-month periods ended September 30, 2024 includes income of $17.4 million for the correction of out of period errors pertaining to an overstated accrual for a profit sharing arrangement with the partner of one of the Company’s joint ventures. For the three-month periods ended September 30, 2023 and December 31, 2023, Cost of goods sold was overstated by $8.3 million and $9.1 million, respectively. The Company believes these adjustments are not material to the consolidated financial statements for any of the prior periods presented or to the three-month period ended September 30, 2024, in which the corrections were made.
NOTE 2—Inventories:
The following table provides a breakdown of inventories at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Finished goods	$1,054,496	$1,624,893
Raw materials and work in process(a)	444,282	401,050
Stores, supplies and other	158,910	135,344
Total(b)	$1,657,688	$2,161,287

(a)Includes $295.2 million and $213.4 million at September 30, 2024 and December 31, 2023, respectively, of work in process in our Energy Storage segment.
(b)During the year ended December 31, 2023, the Company recorded a $604.1 million charge in Cost of goods sold to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of (loss) income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $86.7 million and $559.6 million at September 30, 2024 and December 31, 2023, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of (loss) income.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3—Other Current Assets:
The following table provides a breakdown of other current assets at September 30, 2024 and December 31, 2023 (in thousands):

	September 30,	December 31,
	2024	2023
Income tax receivables	$200,441	$112,953
Prepaid taxes	55,464	207,894
Other prepaid expenses	72,326	116,033
Other	684	6,595
Total	$328,915	$443,475
NOTE 4—Investments:
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
Unconsolidated Joint Ventures
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Windfield	$227,266	$465,931	$678,940	$1,399,173
Other joint ventures	1,792	4,375	17,496	18,372
Total	$229,058	$470,306	$696,436	$1,417,545
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $637.9 million and $712.0 million at September 30, 2024 and December 31, 2023, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$338,844	$1,478,430	$1,070,835	$5,756,748
Gross profit	244,490	1,410,698	786,082	5,556,634
Income before income taxes	205,071	1,353,249	626,023	5,289,278
Net income	143,147	947,275	436,247	3,702,503
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other (expenses) income, net in our consolidated statements of (loss) income. During the nine-month period ended September 30, 2023, the Company purchased approximately $203.4 million of shares in publicly-traded companies. In addition, during the three-month and nine-month periods ended September 30, 2024, the Company recorded unrealized mark-to-market losses of $5.0 million and $32.2 million, respectively, in Other (expenses) income, net for all public equity securities held at the end of the balance sheet date. During the three-month and nine-month periods ended September 30, 2023, the Company recorded unrealized mark-to-market (losses) gains of ($26.4) million and $34.4 million, respectively, in Other (expenses) income, net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in the nine months ended September 30, 2024.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In addition, the preferred equity can be redeemed by Albemarle when the accumulated balance reaches 200% of the original value. This preferred equity had a fair value of $304.5 million and $289.3 million at September 30, 2024 and December 31, 2023, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 5—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine-month period ended September 30, 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2023(a)	$1,424,484	$32,639	$172,606	$1,629,729
Foreign currency translation adjustments	7,158	47	824	8,029
Balance at September 30, 2024(a)	$1,431,642	$32,686	$173,430	$1,637,758
(a)    Balance at September 30, 2024 and December 31, 2023 includes an accumulated impairment loss of $6.8 million in Ketjen. As a result, the balance of Ketjen at September 30, 2024 and December 31, 2023 fully consists of goodwill related to the Refining Solutions reporting unit.
In July 2024, the Company made the decision to stop construction of Kemerton conversion plant Train 3 and put Kemerton Train 2 into care and maintenance. See Note 9, “Restructuring Charges and Asset Write-offs,” for further details. The Company determined these actions to be a triggering event for a review for impairment of its Energy Storage reporting unit goodwill. As a result, during the third quarter of 2024, the Company tested the goodwill of the Energy Storage reporting unit by comparing its estimated fair value, using a discounted cash flow model, to the related carrying value. The Company’s analysis

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
included significant assumptions such as: revenue growth rate, adjusted earnings before interest, taxes, depreciation and amortization ("adjusted EBITDA") margin, and discount rate, which are judgmental and variations in any assumptions could result in materially different calculations of fair value. Based on the analysis, the Energy Storage reporting unit has sufficient headroom, which is defined as the percentage difference between the fair value of a reporting unit and its carrying value, that reasonable differences in the significant assumptions used would not impact the conclusion. Consequently, the Company concluded that the Energy Storage estimated fair value exceeded its carrying value, thus no impairment was recorded in the third quarter of 2024. The Company will test the goodwill of each of its reporting units in the fourth quarter of 2024 as part of its annual goodwill impairment test.
The following table summarizes the changes in other intangibles and related accumulated amortization for the nine-month period ended September 30, 2024 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2023	$417,803	$13,405	$46,287	$34,649	$512,144
Retirements	—	(2,309)	(14,506)	(4,409)	(21,224)
Foreign currency translation adjustments and other	1,260	(23)	1,047	29	2,313
Balance at September 30, 2024	$419,063	$11,073	$32,828	$30,269	$493,233
Accumulated Amortization
Balance at December 31, 2023	$(204,481)	$(3,673)	$(26,758)	$(15,374)	$(250,286)
Amortization	(14,688)	—	(1,896)	(679)	(17,263)
Retirements	—	2,309	14,506	4,409	21,224
Foreign currency translation adjustments and other	(946)	40	61	15	(830)
Balance at September 30, 2024	$(220,115)	$(1,324)	$(14,087)	$(11,629)	$(247,155)
Net Book Value at December 31, 2023	$213,322	$9,732	$19,529	$19,275	$261,858
Net Book Value at September 30, 2024	$198,948	$9,749	$18,741	$18,640	$246,078
(a)    Net Book Value includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Long-Term Debt:
Long-term debt at September 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	September 30,	December 31,
	2024	2023
1.125% notes due 2025	$419,858	$416,501
1.625% notes due 2028	556,650	552,200
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Commercial paper notes	—	620,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	29,713	30,197
Finance lease obligations	112,291	110,245
Other	22,000	22,000
Unamortized discount and debt issuance costs	(93,122)	(105,992)
Total long-term debt	3,569,002	4,166,763
Less amounts due within one year	3,012	625,761
Long-term debt, less current portion	$3,565,990	$3,541,002
During the nine months ended September 30, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock. See Note 8, “Equity,” for additional information.
Subsequent Event
Given economic conditions, specifically around the market pricing of lithium, and the related anticipated impact on the Company’s future earnings, on October 31, 2024 the Company further amended its revolving, unsecured amended and restated credit agreement dated October 28, 2022, as previously amended on February 9, 2024 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Rating Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of September 30, 2024. There were no borrowings outstanding under the 2022 Credit Agreement as of September 30, 2024.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation through June 2026 given the market pricing of lithium. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to: (i) 5.50:1.0 as of the end of the third quarter of 2024, (ii) 4.00:1.0 as of the end of the fourth quarter of 2024, (iii) 4.75:1.0 as of the end of the first quarter of 2025, (iv) 5.75:1.0 as of the end of the second quarter of 2025, (v) 5.50:1.0 as of the end of the third quarter of 2025, (vi) 5.00:1.0 as of the end of the fourth quarter of 2025, (vii) 4.75:1.0 as of the end of the first and second quarters of 2026, respectively and (viii) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from the issuance of funded debt in excess of $500 million.
The amended second financial covenant requires that, beginning as of the end of the fourth quarter of 2024, the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than (i) 1.00:1.0 as of the end of each fiscal quarter through the second quarter of 2025, (ii) 2.00:1.0 as of the end of the third quarter of 2025, (iii) 2.50:1.0 as of the end of the fourth quarter of 2025, and (iv) 3.00:1.0 as of the end of each fiscal quarter thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. Following the $2.2 billion issuance of mandatory convertible preferred stock in March 2024 and the amendments to the financial covenants, the Company expects to maintain compliance with the amended financial covenants for the next twelve months. In addition to the amended covenants, the Company has introduced additional cost reduction plans to further reduce operating expenses and capital investments, as discussed in Note 9, “Restructuring Charges and Assets Write-offs.” No assurances can be given that any additional cost reduction strategies undertaken will be sufficient to meet the amended financial covenants. Further, a significant and extended downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.

NOTE 7—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the nine months ended September 30, 2024 (in thousands):

Beginning balance at December 31, 2023	$34,149
Expenditures	(3,911)
Accretion of discount	865
Liability releases	(2,570)
Foreign currency translation adjustments and other	670
Ending balance at September 30, 2024	29,203
Less amounts reported in Accrued expenses	4,253
Amounts reported in Other noncurrent liabilities	$24,950
Environmental remediation liabilities included discounted liabilities of $25.5 million and $27.4 million at September 30, 2024 and December 31, 2023, respectively, discounted at rates with a weighted-average of 3.6% and 3.7%, respectively, and with the undiscounted amount totaling $52.4 million and $55.4 million at September 30, 2024 and December 31, 2023, respectively. For certain locations where the Company is operating groundwater monitoring and/or remediation systems, prior owners or insurers have assumed all or most of the responsibility.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $46 million before income taxes, in excess of amounts already recorded.
We believe that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $14.9 million and $14.5 million at September 30, 2024 and December 31, 2023, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At September 30, 2024, the Company believes its liability under such obligations is immaterial.

NOTE 8—Equity:
Common Stock
On May 9, 2024, the Company filed to amend the Company’s Amended and Restated Articles of Incorporation (the “Charter”) to increase the number of authorized shares of common stock, $0.01 par value per share, from 150,000,000 to 275,000,000 (the “Charter Amendment”). The Charter Amendment became effective May 10, 2024.
On July 16, 2024, the Company’s board of directors declared a cash dividend of $0.405 per share. This dividend was paid on October 1, 2024 to shareholders of record at the close of business as of September 13, 2024. On October 28, 2024, the Company’s board of directors declared a cash dividend of $0.405 per share, which is payable on January 2, 2025 to shareholders of record at the close of business as of December 13, 2024.
Mandatory Convertible Preferred Stock
On March 8, 2024, the Company issued 46,000,000 depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs. The Company intends to use the proceeds for general corporate purposes, which may include, among other uses, funding capital expenditures, following the repayment of commercial paper with a portion of the proceeds in the first quarter of 2024.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Albemarle board of directors, or an authorized committee thereof, at an annual rate of 7.25% on the liquidation preference of $1,000 per share, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. Dividends that are declared on the Mandatory Convertible Preferred Stock will be payable quarterly to the holders of record on the February 15, May 15, August 15 and November 15 of each year, immediately preceding the relevant dividend payment date, whether or not such holders convert their Depositary Shares, or such Depositary Shares are automatically converted, after a record date and on or prior to the immediately succeeding dividend payment date. Dividends of $17.12 and $18.125 per share of Mandatory Convertible Preferred Stock were paid in June and September 2024, respectively. Subsequent quarterly cash dividends are expected to be $18.125 per share of Mandatory Convertible Preferred Stock. Dividends are expected to be paid on March 1, June 1, September 1 and December 1 of each year ending on, and including, March 1, 2027.
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
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at September 30, 2024.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(633,583)	$(3,968)	$(637,551)	$(522,297)	$4,351	$(517,946)
Other comprehensive income (loss) before reclassifications	158,708	(6,849)	151,859	(143,974)	(39,021)	(182,995)
Amounts reclassified from accumulated other comprehensive loss	16	16,064	16,080	17	(67)	(50)
Other comprehensive income (loss), net of tax	158,724	9,215	167,939	(143,957)	(39,088)	(183,045)
Other comprehensive (income) loss attributable to noncontrolling interests	(158)	—	(158)	19	—	19
Balance, end of period	$(475,017)	$5,247	$(469,770)	$(666,235)	$(34,737)	$(700,972)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(536,601)	$8,075	$(528,526)	$(562,886)	$2,224	$(560,662)
Other comprehensive income (loss) before reclassifications	61,704	(24,131)	37,573	(103,426)	(36,894)	(140,320)
Amounts reclassified from accumulated other comprehensive loss	49	21,303	21,352	50	(67)	(17)
Other comprehensive income (loss), net of tax	61,753	(2,828)	58,925	(103,376)	(36,961)	(140,337)
Other comprehensive (income) loss attributable to noncontrolling interests	(169)	—	(169)	27	—	27
Balance, end of period	$(475,017)	$5,247	$(469,770)	$(666,235)	$(34,737)	$(700,972)
(a)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During the nine-month period ended September 30, 2024, the Company de-designated the remaining foreign currency forward contracts accounted for as cash flow hedges. The related loss was reclassified to Other (expenses) income, net during the nine-month period ended September 30, 2024. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets. See Note 9, “Restructuring Charges and Asset Write-offs,” and Note 15, “Fair Value of Financial Instruments,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2024 and 2023 is provided in the following tables (in thousands):

	Three Months Ended September 30, 2024			Three Months Ended September 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$158,727	$14,376	$173,103	$(143,954)	$(39,088)	$(183,042)
Income tax expense	(3)	(5,161)	(5,164)	(3)	—	(3)
Other comprehensive income (loss), net of tax	$158,724	$9,215	$167,939	$(143,957)	$(39,088)	$(183,045)

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$61,763	$(2,828)	$58,935	$(103,607)	$(36,961)	$(140,568)
Income tax (expense) benefit	(10)	—	(10)	231	—	231
Other comprehensive income (loss), net of tax	$61,753	$(2,828)	$58,925	$(103,376)	$(36,961)	$(140,337)

NOTE 9—Restructuring Charges and Asset Write-offs:
Second Half 2024 Restructuring
In July 2024, the Company announced a comprehensive review of its cost and operating structure to proactively respond to ongoing industry headwinds, particularly in the lithium value chain, and to maintain a competitive position. As part of this review, the Company made the decision to stop construction of Kemerton conversion plant Train 3 in Western Australia and to put Kemerton Train 2 into care and maintenance. As a result, the Company recorded charges in Cost of goods sold and Restructuring charges and asset write-offs for the three-month and nine-month periods ended September 30, 2024 of $16.5 million and $826.3 million, respectively, consisting of the write-off of the carrying value of the Kemerton Train 3 assets less any salvage value, contract cancellation costs, severance, decommissioning, demolition and other associated restructuring costs for both Kemerton Trains 2 and 3. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts. In addition, the Company recorded a loss of $16.2 million in Other (expenses) income, net for the three-month and nine-month periods ended September 30, 2024 related to the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss.
The Company’s actions regarding Kemerton are part of a broader effort focused on preserving its world-class resource advantages, optimizing its global conversion network, improving the Company’s cost competitiveness and efficiency by lowering operating costs, reducing capital intensity and enhancing the Company’s financial flexibility. As part of this effort, on October 7, 2024, the Company announced a new operating structure effective November 1, 2024. The new operating structure will transition to a fully integrated functional model (excluding Ketjen) from a global business unit model. In connection with changes to be implemented under the new operating structure and the actions taken at Kemerton, the Company expects to record additional charges related to severance and employee benefits in the range of $30 million to $50 million and other restructuring costs in the range of $25 million to $30 million in the fourth quarter of 2024, with the actions to be substantially completed in the first half of 2025.
First Half 2024 Restructuring
In January 2024, the Company announced measures to unlock near-term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. As part of these measures, during the second quarter of 2024, the Company indefinitely suspended construction of Kemerton Train 4, as well as deferred spending and investments with respect to certain other capital projects. The Company wrote-off the book value of assets related to these

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
capital projects, which are no longer part of the Company’s modified capital plan, as it determined that these assets will not provide future value or will require significant re-engineering if the related projects are restarted, as well as recorded losses for associated contract cancellation costs. In addition, the Company recorded severance costs for employees in Corporate and each of the businesses as part of these announced measures. These actions resulted in charges of $1.8 million and $330.2 million recorded in Restructuring charges and asset write-offs for the three-month and nine-month periods ended September 30, 2024, respectively, and a loss of $5.4 million recorded in Other (expenses) income, net for the nine-month period ended September 30, 2024 related to the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss. No further costs associated with the First Half 2024 Restructuring are expected to be recorded as this restructuring plan was completed in the first half of 2024.
2023 Restructuring
During the three-month and nine-month periods ended September 30, 2023, $1.8 million and $9.2 million of separation and other severance costs to employees in Corporate and the Ketjen business were recorded in Restructuring charges and asset write-offs, respectively.
Detail of Restructuring Charges and Reserves
The following table provides details of our restructuring related charges for the three-month and nine-month periods ended September 30, 2024, which represent the cumulative amounts incurred to date for these plans (in thousands):

	Three Months Ended September 30, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$4,562	$504	$(3,248)	$—	$1,818
Second Half 2024 Restructuring(f)	785,005	7,988	42,456	23,597	859,046
	$789,567	$8,492	$39,208	$23,597	$860,864

	Nine Months Ended September 30, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$280,596	$19,365	$30,233	$5,374	$335,568
Second Half 2024 Restructuring(f)	785,005	7,988	42,456	23,597	859,046
	$1,065,601	$27,353	$72,689	$28,971	$1,194,614
(a)    Asset write-offs include $16.5 million recorded in Cost of goods sold, primarily related to work in process inventory with no future value as a result of the decomissioning of Kemerton Train 2 that was placed into care and maintenance. The remainder of the asset write-offs primarily relate to property, plant and equipment of the in-construction Kemerton Trains 3 and 4, and Kemerton Train 2 that was placed into care and maintenance. All asset write-off charges not related to inventories were recorded in Restructuring charges and asset write-offs.
(b)    Severance and employee benefit charges for global employees terminated during the various restructuring programs were recorded in Restructuring charges and asset write-offs.
(c)    Includes cancellation fees for contractors and required payments under take or pay contracts. All asset write-off charges were recorded in Restructuring charges and asset write-offs.
(d)    Other includes costs to put Kemerton Train 2 into care and maintenance and similar restructuring costs, and are recorded in Restructuring charges and asset write-offs. In addition, Other includes the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss. $16.2 million recorded in Other (expenses) income net, for the three-month and nine-month periods ended September 30, 2024 related to the Second Half 2024 Restructuring and $5.4 million recorded in Other (expenses) income, net for the nine-month period ended September 30, 2024 related to the First Half 2024 Restructuring.
(e)    Severance and employee benefits related to Corporate and all segments. All other restructuring costs were primarily recorded in the Energy Storage segment.
(f)    Recorded in the Energy Storage segment.
Restructuring charges related to severance and employee benefits of $1.8 million and $9.2 million for the three-month and nine-month periods ended September 30, 2023, respectively, were recorded in Restructuring charges and asset write-offs and

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
are reported in Corporate and the Ketjen segment. As of December 31, 2023, there was a liability of $3.3 million related to these severance costs, which was paid during the nine-month period ended September 30, 2024.
As a result of the actions taken at Kemerton Trains 2 and 3 during the third quarter of 2024, the Company elected to evaluate the recoverability of its property, plant and equipment within the corresponding asset group as of August 31, 2024, and concluded that the carrying amount of the associated asset group is recoverable as the undiscounted cash flows of the asset group significantly exceed its carrying value. Accordingly, no impairment loss was recognized during the nine-month period ended September 30, 2024.
The following tables summarize the changes in restructuring liabilities for the nine-month period ended September 30, 2024 (in thousands):

First Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2023	$—	$—	$—	$—	$—
2024 charges	280,596	19,365	33,481	5,374	338,816
Change in estimate	—	—	(3,248)	—	(3,248)
Cash payments	—	(18,883)	(22,120)	—	(41,003)
Asset writedowns/hedge dedesignation	(280,596)	—	—	(5,374)	(285,970)
Foreign currency translation adjustments	—	27	—	—	27
Ending balance at September 30, 2024(a)(b)	$—	$509	$8,113	$—	$8,622

Second Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2023	$—	$—	$—	$—	$—
2024 charges	785,005	7,988	42,456	23,597	859,046
Cash payments	—	(5,369)	(14,391)	—	(19,760)
Asset writedowns/hedge dedesignation	(785,005)	—	—	(16,170)	(801,175)
Ending balance at September 30, 2024(a)(b)	$—	$2,619	$28,065	$7,427	$38,111
(a)    Approximately $34.3 million recorded in Accrued expenses and $12.4 million recorded in Other noncurrent liabilities on the consolidated balance sheets as of September 30, 2024.
(b)    The majority of the remaining balances are expected to be paid in the next twelve months. Certain take or pay liabilities will be paid in line with the terms of the original contract through 2027.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2024 and 2023 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Pension Benefits Cost (Credit):
Service cost	$1,576	$1,340	$4,705	$3,995
Interest cost	8,163	8,587	24,448	25,687
Expected return on assets	(8,854)	(8,434)	(26,522)	(25,258)
Amortization of prior service benefit	20	20	59	61
Total net pension benefits cost	$905	$1,513	$2,690	$4,485
Postretirement Benefits Cost:
Service cost	$12	$12	$35	$36
Interest cost	360	467	1,081	1,404
Total net postretirement benefits cost	$372	$479	$1,116	$1,440
Total net pension and postretirement benefits cost	$1,277	$1,992	$3,806	$5,925
All components of net benefit cost, other than service cost, are included in Other (expenses) income, net on the consolidated statements of (loss) income.
During the three-month and nine-month periods ended September 30, 2024, the Company made contributions of $3.9 million and $13.3 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan. During the three-month and nine-month periods ended September 30, 2023, the Company made contributions of $3.6 million and $12.2 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

NOTE 11—Income Taxes:
The effective income tax rates for the three-month and nine-month periods ended September 30, 2024 were (9.4)% and (4.2)%, respectively, compared to 5.4% and 26.7% for the three-month and nine-month periods ended September 30, 2023, respectively. The three-month and nine-month periods ended September 30, 2024 included the impact of the 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”) developed by the Organisation for Economic Co-operation and Development (“OECD”) as part of global tax framework. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The lower effective tax rate in the three-month and nine-month periods ended September 30, 2024, compared to the three-month and nine-month periods ended September 30, 2023, was due to lower 2024 earnings in various jurisdictions. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and nine-month periods ended September 30, 2024 was impacted by a variety of factors, primarily the location in which income was earned, including the impact of the OECD Pillar Two minimum tax, the valuation allowance for losses in our consolidated Australian entities and certain entities in China, and an uncertain tax position recorded in Chile. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and nine-month periods ended September 30, 2023 was impacted by a variety of factors, primarily the location in which income was earned, foreign-derived intangible income and an uncertain tax position recorded in Chile. During the nine-month period ended September 30, 2023, the effective tax rate was also impacted by a non-deductible accrual for the agreements in principle to resolve a previously disclosed legal matter with the U.S. Department of Justice (“DOJ”), the SEC, and the Dutch Public Prosecutor (“DPP”).

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12—Earnings Per Share:
Basic and diluted (loss) earnings per share for the three-month and nine-month periods ended September 30, 2024 and 2023 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Basic (loss) earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(1,068,992)	$302,533	$(1,254,742)	$2,191,156
Mandatory convertible preferred stock dividends	(41,687)	—	(94,959)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(1,110,679)	$302,533	$(1,349,701)	$2,191,156
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,535	117,349	117,505	117,304
Basic (loss) earnings per share	$(9.45)	$2.58	$(11.49)	$18.68
Diluted (loss) earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(1,068,992)	$302,533	$(1,254,742)	$2,191,156
Mandatory convertible preferred stock dividends	(41,687)	—	(94,959)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(1,110,679)	$302,533	$(1,349,701)	$2,191,156
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,535	117,349	117,505	117,304
Incremental shares under stock compensation plans	—	434	—	493
Weighted-average common shares for diluted (loss) earnings per share	117,535	117,783	117,505	117,797
Diluted (loss) earnings per share	$(9.45)	$2.57	$(11.49)	$18.60
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Shares assuming the conversion of the mandatory convertible preferred stock	21,022	—	15,568	—
Shares under the stock compensation plans	1,138	104	1,058	94

NOTE 13—Leases:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$9,184	$11,307	$28,302	$37,369
Finance lease cost:
Amortization of right of use assets	1,653	1,686	5,318	4,466
Interest on lease liabilities	1,568	1,616	4,769	4,310
Total finance lease cost	3,221	3,302	10,087	8,776

Short-term lease cost	4,639	4,826	19,443	14,746
Variable lease cost	9,618	7,560	26,630	15,835
Total lease cost	$26,662	$26,995	$84,462	$76,726
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2024 and 2023 is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,760	$35,364
Operating cash flows from finance leases	8,176	3,593
Financing cash flows from finance leases	3,733	1,627
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,595	43,907
Finance leases	6,200	46,773

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2024 and December 31, 2023 is as follows (in thousands, except as noted):

	September 30, 2024	December 31, 2023
Operating leases:
Other assets	$122,746	$137,405

Accrued expenses	29,966	30,583
Other noncurrent liabilities	107,808	113,681
Total operating lease liabilities	137,774	144,264
Finance leases:
Net property, plant and equipment	113,350	112,438

Current portion of long-term debt(a)	5,043	9,702
Long-term debt	109,279	104,484
Total finance lease liabilities	114,322	114,186
Weighted average remaining lease term (in years):
Operating leases	12.4	12.2
Finance leases	20.3	20.7
Weighted average discount rate (%):
Operating leases	4.60%	4.74%
Finance leases	5.61%	4.71%
(a)    Balance includes accrued interest of finance lease recorded in Accrued expenses.
Maturities of lease liabilities at September 30, 2024 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2024	$8,291	$3,208
2025	32,404	10,830
2026	23,976	10,162
2027	18,546	10,162
2028	13,643	10,162
Thereafter	110,634	141,523
Total lease payments	207,494	186,047
Less imputed interest	69,720	71,725
Total	$137,774	$114,322

NOTE 14—Segment Information:
The Company’s three reportable segments include: (1) Energy Storage; (2) Specialties; and (3) Ketjen. The segments are organized based on their similar markets, customers, economic characteristics and production processes. The organizational structure facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s chief operating decision maker to evaluate performance and make resource allocation decisions.
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
The Company’s chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. Effective January 1, 2024, the Company changed its definition of adjusted EBITDA for financial accounting purposes. The updated definition includes Albemarle’s share of the pre-tax earnings of the Windfield joint venture, whereas the prior definition included Albemarle’s share of Windfield earnings net of tax. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the amended 2022 Credit Agreement, which is a material agreement for the Company and aligns the information presented to various stakeholders. This presentation more closely represents the materiality and financial contribution of the strategic investment in Windfield to the Company’s earnings, and more closely represents a measure of EBITDA. The Company’s updated definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides additional useful measurements to review the Company’s operations, provides transparency to investors and enables period-to-period comparability of financial performance. Adjusted EBITDA for the prior period has been recast to conform to the current year presentation.
Segment information for the three-month and nine-month periods ended September 30, 2024 and 2023 were as follows (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales:
Energy Storage	$767,291	$1,697,163	$2,398,299	$5,403,910
Specialties	342,376	352,722	993,041	1,142,802
Ketjen	245,025	260,711	754,473	714,326
Total net sales	$1,354,692	$2,310,596	$4,145,813	$7,261,038

Adjusted EBITDA:
Energy Storage	$142,887	$604,948	$623,862	$3,337,720
Specialties	56,273	46,307	155,629	268,665
Ketjen	35,473	15,159	95,288	72,584
Total segment adjusted EBITDA	$234,633	$666,414	$874,779	$3,678,969

Depreciation and amortization:
Energy Storage	$124,346	$67,323	$312,053	$176,025
Specialties	24,474	22,699	70,081	63,890
Ketjen	12,988	13,259	38,282	39,486
Total segment depreciation and amortization	161,808	103,281	420,416	279,401
Corporate	1,694	2,164	5,116	6,400
Total depreciation and amortization	$163,502	$105,445	$425,532	$285,801

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of total segment adjusted EBITDA to the Company’s consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total segment adjusted EBITDA	$234,633	$666,414	$874,779	$3,678,969
Corporate expenses, net	(23,135)	(13,442)	14,315	1,949
Depreciation and amortization	(163,502)	(105,445)	(425,532)	(285,801)
Interest and financing expenses	(47,760)	(29,332)	(120,916)	(81,686)
Income tax (expense) benefit	(110,853)	8,551	(76,472)	(311,399)
Proportionate share of Windfield income tax expense(a)	(99,523)	(199,685)	(292,992)	(599,646)
Acquisition and integration related costs(b)	(439)	(10,043)	(3,927)	(21,653)
Restructuring charges and asset write-offs(c)	(860,864)	(1,757)	(1,194,614)	(9,196)
Non-operating pension and OPEB items	331	(620)	993	(1,833)
(Loss) gain in fair value of public equity securities(d)	(4,983)	(26,445)	(65,922)	34,401
Legal accrual(e)	—	—	—	(218,510)
Other(f)	7,103	14,337	35,546	5,561
Net (loss) income attributable to Albemarle Corporation	$(1,068,992)	$302,533	$(1,254,742)	$2,191,156
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 9, “Restructuring Charges and Asset Write-offs,” for further details.
(d)Loss of $5.0 million and $32.2 million recorded in Other (expenses) income, net for the three and nine months ended September 30, 2024, respectively, resulting from the net change in fair value of investments in public equity securities and a loss of $33.7 million recorded in Other (expenses) income, net for the nine months ended September 30, 2024 resulting from the sale of investments in public equity securities. (Loss) gain of ($26.4) million and $34.4 million recorded in Other (expenses) income, net for the three and nine months ended September 30, 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing for the agreements in principle to resolve a previously disclosed legal matter with the DOJ and SEC. This matter was settled in the third quarter of 2023.
(f)Included amounts for the three months ended September 30, 2024 recorded in:
•SG&A - $0.1 million of expenses related to certain historical legal matters.
•Other (expenses) income, net - $9.2 million of income from PIK dividends of preferred equity in a Grace subsidiary, partially offset by a $2.0 million loss resulting from the adjustment of indemnification related to a previously disposed business.
Included amounts for the three months ended September 30, 2023 recorded in:
•SG&A - $0.7 million of facility closure expenses related to offices in Germany and $0.3 million of a loss from the sale of legacy properties not part of our operations.
•Other (expenses) income, net - $8.2 million gain in the fair value of preferred equity of a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds of a prior legal matter.
Included amounts for the nine months ended September 30, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $5.3 million of expenses related to certain historical legal and environmental matters.
•Other (expenses) income, net - $26.8 million of income from PIK dividends of preferred equity in a Grace subsidiary, a $17.3 million gain primarily from the sale of assets at a site not part of our operations, a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations and a $0.4 million net gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the nine months ended September 30, 2023 recorded in:
•SG&A - $2.1 million of facility closure expenses related to offices in Germany, $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $1.0 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
•Other (expenses) income, net - $10.9 million gain in the fair value of preferred equity of a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds of a prior legal matter, partially offset by $3.9 million of a loss resulting from the adjustment of indemnification related to previously disposed businesses and $3.6 million of charges for asset retirement obligations at a site not part of our operations.

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

	September 30, 2024		December 31, 2023
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,586,452	$3,472,443	$4,186,532	$4,021,693
During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As a result of the actions taken at Kemerton Trains 3 and 4 during 2024, the Company dedesignated the remaining hedged foreign currency forward contracts. The Company recorded a loss in Other (expenses) income, net of $16.2 million and $21.6 million during the three- and nine-month periods ended September 30, 2024 from the reclassification of the hedged balance from Accumulated other comprehensive loss. The balance of the settled hedged foreign currency forward contracts associated with the construction of Kemerton Trains 1 and 2 assets placed into service will be reclassified to earnings over the life of the related assets. We had outstanding designated foreign currency forward contracts with notional values totaling the equivalent of $994.5 million at December 31, 2023.
In connection with our risk management strategies, we also enter into other derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At September 30, 2024 and December 31, 2023, we had outstanding non-designated derivative financial instruments with notional values totaling $7.0 billion and $7.1 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2024, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro, Australian Dollar and Chilean Peso.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024		December 31, 2023
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other current assets	$—	$—	$3,489	$—
Other assets	—	—	11,704	—
Accrued expenses	—	—	—	446
Total designated as hedging instruments	—	—	15,193	446
Not designated as hedging instruments
Other current assets	237	—	2,636	—
Accrued expenses	—	8,892	—	5,306
Other noncurrent liabilities	—	6,535	—	—
Total not designated as hedging instruments	237	15,427	2,636	5,306
Total	$237	$15,427	$17,829	$5,752

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the net (losses) gains recognized for our derivative financial instruments during the three-month and nine-month periods ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Designated as hedging instruments
Loss recognized in Other comprehensive (loss) income	$(6,849)	$(39,021)	$(24,131)	$(36,894)
(Loss) income recognized in Other (expenses) income, net	$(16,064)	$67	$(21,303)	$67
Not designated as hedging instruments
(Loss) income recognized in Other (expenses) income, net(a)	$(20,534)	$(59,241)	$(7,559)	$184,166
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net.
In addition, for the nine-month periods ended September 30, 2024 and 2023, we recorded net cash receipts of $5.5 million and $192.8 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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

NOTE 16—Fair Value Measurement:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$304,507	$—	$—	$304,507
Investments under executive deferred compensation plan(b)	$35,367	$35,367	$—	$—
Public equity securities(c)	$22,747	$22,747	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,478	$—	$—	$—
Derivative financial instruments(f)	$237	$—	$237	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$35,367	$35,367	$—	$—
Derivative financial instruments(f)	$15,427	$—	$15,427	$—

	December 31, 2023	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$289,307	$—	$—	$289,307
Investments under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Public equity securities(c)	$168,928	$168,928	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,536	$—	$—	$—
Derivative financial instruments(f)	$17,829	$—	$17,829	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$33,564	$33,564	$—	$—
Derivative financial instruments(f)	$5,752	$—	$5,752	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes are reported in Other (expenses) income, net in our consolidated statements of (loss) income. See Note 4, “Investments,” for further details.
(d)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other (expenses) income, net in our consolidated statements of (loss) income.
(e)Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.
(f)The derivative financial instruments are primarily comprised of foreign currency forward contracts. As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 15, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2023	$289,307
PIK dividends	26,827
Cash received for tax liability	(11,627)
Ending balance at September 30, 2024	$304,507

NOTE 17—Related Party Transactions:
Our consolidated statements of (loss) income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales to unconsolidated affiliates	$11,618	$4,070	$13,803	$14,843
Purchases from unconsolidated affiliates(a)	$187,117	$884,886	$505,570	$3,072,374
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

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2024	December 31, 2023
Receivables from unconsolidated affiliates	$11,249	$15,992
Payables to unconsolidated affiliates(a)	$152,093	$550,186
(a)Payables to unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$297,222	$434,882
Common stock issued for annual incentive bonus plan(a)	11,545	—
(a)During the nine-month period ended September 30, 2024, the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.
Other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2024 and 2023 included $82.7 million and $64.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
In November 2024, the FASB issued guidance to require tabular disclosures disaggregating certain types of expenses presented on the income statement within continuing operations, as well as disclosures about selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

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
•expected benefits and expenses related to our new operating structure and asset optimization activities;
•timing of active and proposed restructuring and cost optimization projects;
•impact of any future pandemics;
•impacts of the situation in the Middle East and the military conflict between Russia and Ukraine, and the global response to it;
•performance of our partners in joint ventures and other projects;
•changes in credit ratings;
•the inability to realize the benefits of our decision to retain our Ketjen business as a wholly-owned subsidiary; and
•the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).
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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2024 and 2023. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.”
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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings growth. We continue to build upon our existing green solutions portfolio and our ongoing mission to provide innovative, yet commercially viable, clean energy products and services to the marketplace to contribute to our sustainability-based revenue. For example, our Energy Storage business contributes to the growth of clean miles driven with electric vehicles and more efficient use of renewable energy through grid storage; Specialties enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and our Ketjen business enhances the efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of the current challenging global economic environment.
Third Quarter 2024
During the third quarter of 2024:
•Our board of directors declared a quarterly dividend of $0.405 per share on July 16, 2024, which was paid on October 1, 2024 to common shareholders of record at the close of business as of September 13, 2024.
•We announced a comprehensive review of our cost and operating structure to maintain a competitive position, further generate long-term financial flexibility and drive long-term value creation. As part of this review, we concluded to stop construction of the Kemerton conversion plant Train 3 and placed Kemerton Train 2 into care and maintenance. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts.

•We submitted several state and federal permit applications for the potential redevelopment of the Kings Mountain Mine, one of the few known hard-rock lithium deposits in the United States. Development of the mine is subject to the successful completion of permitting as well as a final investment decision prior to starting construction.
•We announced a new operating structure, effective November 1, 2024, that will transition from two core global business units - Energy Storage and Specialties - to a fully integrated functional model (excluding Ketjen) designed to increase agility, deliver significant cost savings and maintain long-term competitiveness. Albemarle will continue to report results across its three existing operating segments: Energy Storage, Specialties and Ketjen.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, lithium index pricing dropped significantly, and remained relatively steady at these lower levels during the first nine months of 2024. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
However, in order to optimize our cost structure and strengthen our financial flexibility, we are taking proactive actions, including certain restructuring activities and reducing planned capital expenditures. As part of these actions, we announced a new operating structure, effective November 1, 2024, that will transition from two core global business units to a fully integrated functional model (excluding Ketjen) designed to increase agility, deliver significant cost savings and maintain long-term competitiveness. We will continue to report results across its three existing operating segments of Energy Storage, Specialties and Ketjen. If lithium index pricing trends further downward or remains at low levels for an extended time, we may need to take additional measures to support growth and financial flexibility, including further restructuring actions.
At this time, relating to the current situation in the Middle East, our business operations have continued as normal with some shipping and raw material delays. We are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2024 as lithium market prices remain at lower levels compared to the prior year. Due to many of our contracts being index-referenced and variable-priced, our business is more aligned with changes in market and index pricing. The first part of 2023 saw record high lithium price levels which increased prior year results. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We do expect the lower pricing to be partially offset by higher sales volume driven primarily by additional capacity from La Negra, Chile, Meishan and Qinzhou, China, as well as additional tolling volume supported by increased spodumene production out of Australia. The Meishan, China lithium conversion plant achieved first commercial sales during the second quarter of 2024. During the fourth quarter of 2023, we recorded a $604 million charge to reduce the value of certain spodumene and finished goods to their net realizable value following the decline in lithium market pricing at the end of the year. We could record additional inventory valuation charges in 2024 if lithium prices continue to deteriorate during the projected period of conversion and sale. While we ramp up our new capacity, we will continue to utilize tolling arrangements to meet growing customer demand. Global EV sales are expected to continue to increase over the prior year, driving continued demand for lithium batteries.
As part of the above-mentioned actions to optimize our cost structure and strengthen our financial flexibility, we have stopped construction of the Kemerton Trains 3 and 4. In addition, we have put Kemerton Train 2 into care and maintenance. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts.
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
Ketjen: Total Ketjen results in 2024 are expected to increase year-over-year due to higher revenue and favorable product mix. The fluidized catalytic cracking (“FCC”) market is expected to remain stable. Hydroprocessing catalysts (“HPC”) demand is project-driven, but we have seen increased demand as refineries are taking turnarounds.
On a longer-term basis, we believe increased global demand for transportation fuels, new refinery start-ups and ongoing adoption of cleaner fuels will be the primary drivers of growth in our Ketjen business. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We also believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the Inflation Reduction Act and the recently released Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”) which became effective in early 2024, and other tax jurisdictions. In 2024, we have taken actions as part of an effort that will focus on preserving our world-class resource advantages, optimizing our global conversion network, improving our cost competitiveness and efficiency, reducing capital intensity and enhancing our financial flexibility. As part of these measures, we stopped construction or deferred spending on certain capital projects, such as the Kemerton conversion plant noted above. In addition, we will incur severance and other restructuring charges associated with the Company’s transition to a new fully integrated functional operating model.
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

Third Quarter 2024 Compared to Third Quarter 2023

Net Sales

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Net sales	$1,354,692	$2,310,596	$(955,904)	(41)%
•$1.2 billion decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$261.4 million increase attributable to higher sales volume in Energy Storage and Specialties
•$1.2 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross (Loss) Profit

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Gross (loss) profit	$(104,034)	$54,934	$(158,968)	(289)%
Gross (loss) profit margin	(7.7)%	2.4%
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
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
▪Partially offset by higher sales volume in Energy Storage and decreased commission expenses in Chile resulting from the lower pricing

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Selling, general and administrative expenses	$154,253	$172,109	$(17,856)	(10)%
Percentage of Net sales	11.4%	7.4%
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs
Restructuring Charges and Asset Write-Offs

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Restructuring charges and asset write-offs	$828,146	$1,757	$826,389	NM
•Capital project asset write-offs and associated contract cancellation costs recorded primarily related to stopping construction of Kemerton Train 3. The Company determined that these assets will not provide future value or will require significant re-engineering if the related projects are restarted.
•Severance and other restructuring costs associated with placing Kemerton Train 2 into care and maintenance

Research and Development Expenses

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Research and development expenses	$22,397	$21,082	$1,315	6%
Percentage of Net sales	1.7%	0.9%
Interest and Financing Expenses

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Interest and financing expenses	$(47,760)	$(29,332)	$(18,428)	63%
•Lower capitalized interest in 2024 as major projects are completed
Other (Expenses) Income, Net

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Other (expenses) income, net	$(22,256)	$11,182	$(33,438)	(299)%
•$56.6 million decrease attributable to foreign exchange impacts from losses recorded in 2024. Foreign exchange loss in 2024 includes a loss of $16.2 million due to the reclass from accumulated other comprehensive loss related to the dedesignation of cash flow hedge.
•2024 included losses of $5.0 million related to the fair market value adjustment of equity securities in public companies compared to $26.4 million of net losses for similar fair value adjustments in 2023
•$9.0 million increase attributable to interest income from higher cash balances in 2024
•$7.2 million gain resulting from insurance proceeds related to a prior legal matter in 2023

Income Tax Expense (Benefit)

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Income tax expense (benefit)	$110,853	$(8,551)	$119,404	NM
Effective income tax rate	(9.4)%	5.4%
•Change in geographic mix of earnings, with lower 2024 earnings in various jurisdictions
•2024 included the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities
•2024 included the impact of the 15% global minimum tax under Pillar Two

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Equity in net income of unconsolidated investments	$229,058	$470,306	$(241,248)	(51)%
▪Decreased earnings primarily due to lower pricing from the Windfield joint venture in Energy Storage
▪$13.1 million increase attributable to unfavorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Net income attributable to noncontrolling interests	$(8,351)	$(18,160)	$9,809	(54)%
▪Decrease in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to lower pricing
Net (Loss) Income Attributable to Albemarle Corporation

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Net (loss) income attributable to Albemarle Corporation	$(1,068,992)	$302,533	$(1,371,525)	NM
Percentage of Net sales	(78.9)%	13.1%
Net (loss) income attributable to Albemarle Corporation common shareholders	$(1,110,679)	$302,533	$(1,413,212)	NM
Basic (loss) earnings per share attributable to common shareholders	$(9.45)	$2.58	$(12.03)	NM
Diluted (loss) earnings per share attributable to common shareholders	$(9.45)	$2.57	$(12.02)	NM
▪Decrease in 2024 results due to reasons noted above
▪Net (loss) income attributable to Albemarle Corporation common shareholders in 2024 includes $41.7 million reduction for mandatory convertible preferred stock dividends

Other Comprehensive Income (Loss), Net of Tax

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Other comprehensive income (loss), net of tax	$167,939	$(183,045)	$350,984	NM
▪Foreign currency translation and other	$158,724	$(143,957)	$302,681	NM
▪2024 included favorable movements in the Euro of approximately $153 million, the Japanese Yen of approximately $12 million, the Taiwanese Dollar of approximately $3 million and a net favorable variance in various other currencies of $4 million, partially offset by unfavorable movements in the Chinese Renminbi of approximately $12 million
▪2023 included unfavorable movements in the Euro of approximately $134 million, the Japanese Yen of approximately $4 million and a net unfavorable variance in various other currencies of $6 million

▪Cash flow hedge	$9,215	$(39,088)	$48,303	NM
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

Our chief operating decision maker uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources. Effective January 1, 2024, the Company changed its definition of adjusted EBITDA for financial accounting purposes. The updated definition includes Albemarle’s share of the pre-tax earnings of the Windfield joint venture, whereas the prior definition included Albemarle’s share of Windfield earnings net of tax. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the February 9, 2024 amendment to our revolving, unsecured amended and restated credit agreement dated October 28, 2022 (as so amended, the 2022 Credit Agreement”), which is a material agreement for the Company and aligns the information presented to various stakeholders. This presentation more closely represents the materiality and financial contribution of the strategic investment in Windfield to the Company’s earnings, and more closely represents a measure of EBITDA. The Company’s updated definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items in a balanced manner and on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. In addition, management uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company has reported adjusted EBITDA because management believes it provides additional useful measurements to review the Company’s operations, provides transparency to investors and enables period-to-period comparability of financial performance. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, U.S. GAAP. Total adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP. Adjusted EBITDA for the prior period has been recast to conform to the current year presentation.

	Three Months Ended September 30,				Percentage Change
	2024	%	2023	%	2024 vs 2023
	(In thousands, except percentages)
Net sales:
Energy Storage	$767,291	56.6%	$1,697,163	73.4%	(55)%
Specialties	342,376	25.3%	352,722	15.3%	(3)%
Ketjen	245,025	18.1%	260,711	11.3%	(6)%
Total net sales	$1,354,692	100.0%	$2,310,596	100.0%	(41)%

Adjusted EBITDA:
Energy Storage	$142,887	67.5%	$604,948	92.7%	(76)%
Specialties	56,273	26.6%	46,307	7.1%	22%
Ketjen	35,473	16.8%	15,159	2.3%	134%
Total segment adjusted EBITDA	234,633	110.9%	666,414	102.1%	(65)%
Corporate	(23,135)	(10.9)%	(13,442)	(2.1)%	72%
Total adjusted EBITDA	$211,498	100.0%	$652,972	100.0%	(68)%

See below for a reconciliation of total segment adjusted EBITDA to consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30,
	2024	2023
Total segment adjusted EBITDA	$234,633	$666,414
Corporate expenses, net	(23,135)	(13,442)
Depreciation and amortization	(163,502)	(105,445)
Interest and financing expenses	(47,760)	(29,332)
Income tax (expense) benefit	(110,853)	8,551
Proportionate share of Windfield income tax expense(a)	(99,523)	(199,685)
Acquisition and integration related costs(b)	(439)	(10,043)
Restructuring charges and asset write-offs(c)	(860,864)	(1,757)
Non-operating pension and OPEB items	331	(620)
Loss in fair value of public equity securities(d)	(4,983)	(26,445)
Other(e)	7,103	14,337
Net (loss) income attributable to Albemarle Corporation	$(1,068,992)	$302,533
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 9, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)Loss of $5.0 million and $26.4 million recorded in Other (expenses) income, net for the three months ended September 30, 2024 and 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Included amounts for the three months ended September 30, 2024 recorded in:
•SG&A - $0.1 million of expenses related to certain historical legal matters.
•Other (expenses) income, net - $9.2 million of income from PIK dividends of preferred equity in a W.R. Grace & Co. (“Grace”) subsidiary, partially offset by a $2.0 million loss resulting from the adjustment of indemnification related to a previously disposed business.
Included amounts for the three months ended September 30, 2023 recorded in:
•SG&A - $0.7 million of facility closure expenses related to offices in Germany and $0.3 million of a loss from the sale of legacy properties not part of our operations.
•Other (expenses) income, net - $8.2 million gain in the fair value of preferred equity of a Grace subsidiary and a $7.2 million gain resulting from insurance proceeds related to a prior legal matter.

Energy Storage

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Net sales	$767,291	$1,697,163	$(929,872)	(55)%
•$1.2 billion decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts, and mix
•$267.6 million increase attributable to higher sales volume, primarily driven by the La Negra III/IV expansion in Chile, as well as sales of chemical-grade spodumene to meet growing customer demand

Adjusted EBITDA	$142,887	$604,948	$(462,061)	(76)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity in net income from the Windfield joint venture, driven by lower spodumene pricing
•Higher sales volume
•Savings from designed restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing
•$23.9 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Net sales	$342,376	$352,722	$(10,346)	(3)%
•$22.6 million decrease attributable to unfavorable pricing impacts
•$13.8 million increase attributable to higher sales volumes related to increased demand across all products
•$1.5 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$56,273	$46,307	$9,966	22%
•Unfavorable pricing impacts
•Higher sales volume related to increased demand across all products
•Decreased manufacturing costs resulting from higher production volume and productivity initiatives
•$1.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Net sales	$245,025	$260,711	$(15,686)	(6)%
•$20.0 million decrease attributable to lower sales volume, primarily due to the timing of sales •$4.9 million increase attributable to favorable pricing impacts due to the product mix
Adjusted EBITDA	$35,473	$15,159	$20,314	134%
•Favorable product mix, primarily in the clean fuel technologies (“CFT”) business •Lower manufacturing input and fixed costs
Corporate

In thousands	Q3 2024	Q3 2023	$ Change	% Change
Adjusted EBITDA	$(23,135)	$(13,442)	$(9,693)	72%
▪$27.3 million decrease attributable to unfavorable currency exchange impacts, net of a $13.1 million increase in foreign exchange impacts from our Windfield joint venture
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs

First Nine Months 2024 Compared to First Nine Months 2023

Net Sales

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$4,145,813	$7,261,038	$(3,115,225)	(43)%
•$4.7 billion decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$1.6 billion increase attributable to higher sales volume in all businesses, primarily Energy Storage
•$37.5 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross (Loss) Profit

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Gross (loss) profit	$(75,674)	$1,889,961	$(1,965,635)	NM
Gross (loss) profit margin	(1.8)%	26.0%
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
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies
▪Higher sales volume in Energy Storage and decreased commission expenses in Chile resulting from the lower pricing

Selling, General and Administrative Expenses

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Selling, general and administrative expenses	$482,052	$716,046	$(233,994)	(33)%
Percentage of Net sales	11.6%	9.9%
▪2023 included a $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs
▪Higher compensation-related expenses across Corporate and each business

Restructuring Charges and Asset Write-Offs

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Restructuring charges and asset write-offs	$1,156,522	$9,196	$1,147,326	NM
▪Capital project asset write-offs and associated contract cancellation costs recorded in 2024 primarily related to stopping construction of Kemerton Trains 3 and 4. The Company determined that these assets will not provide future value or will require significant re-engineering if the related projects are restarted.
▪Severance and other restructuring costs associated with placing Kemerton Train 2 into care and maintenance in 2024
▪2023 included separation and other severance costs to employees in Corporate and the Ketjen business

Research and Development Expenses

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Research and development expenses	$66,699	$62,972	$3,727	6%
Percentage of Net sales	1.6%	0.9%

Interest and Financing Expenses

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Interest and financing expenses	$(120,916)	$(81,686)	$(39,230)	48%

▪Increased debt balance outstanding during the first nine months of 2024, primarily in variable-rate commercial paper paid off in March 2024
▪Lower capitalized interest in 2024
•Increased amortization of debt discounts in 2024 primarily from interest-free loan entered into in the second quarter of 2023

Other Income, Net

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Other income, net	$61,311	$147,628	$(86,317)	(58)%
•2024 included losses of $65.9 million related to the sale and fair market value adjustment of equity securities in public companies compared to $34.4 million of net gains for similar fair value adjustments in 2023
•$35.8 million decrease attributable to foreign exchange gains in 2024 compared to 2023. Foreign exchange gains in 2024 are net of a loss of $21.5 million due to the reclass from accumulated other comprehensive loss related to the dedesignation of cash flow hedge.
•$17.3 million gain primarily from the sale of assets at a site not part of our operations in 2024
•$15.9 million increase of income from PIK dividends of preferred equity in a Grace subsidiary in 2024

Income Tax Expense

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Income tax expense	$76,472	$311,399	$(234,927)	(75)%
Effective income tax rate	(4.2)%	26.7%
•Change in geographic mix of earnings, with lower 2024 earnings in various jurisdictions
•2024 included the impact of the valuation allowance for losses in our consolidated Australian entities and certain entities in China
•2024 included the impact of the 15% global minimum tax under Pillar Two
•2023 included tax impact of a non-deductible $218.5 million legal accrual recorded for the agreements in principle to resolve a previously disclosed legal matter with the DOJ, SEC and DPP

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Equity in net income of unconsolidated investments	$696,436	$1,417,545	$(721,109)	(51)%
▪Decreased earnings from lower pricing from the Windfield joint venture in Energy Storage
Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net income attributable to noncontrolling interests	$(34,154)	$(82,679)	$48,525	(59)%
▪Decrease in consolidated income related to our JBC joint venture primarily due to lower pricing
Net (Loss) Income Attributable to Albemarle Corporation

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net (loss) income attributable to Albemarle Corporation	$(1,254,742)	$2,191,156	$(3,445,898)	NM
Percentage of Net sales	(30.3)%	30.2%
Net (loss) income attributable to Albemarle Corporation common shareholders	$(1,349,701)	$2,191,156	$(3,540,857)	NM
Basic (loss) earnings per share	$(11.49)	$18.68	$(30.17)	NM
Diluted (loss) earnings per share	$(11.49)	$18.60	$(30.09)	NM
▪Decrease in 2024 results due to reasons noted above
▪Net (loss) income attributable to Albemarle Corporation common shareholders in 2024 includes $95.0 million reduction for mandatory convertible preferred stock dividends

Other Comprehensive Income (Loss), Net of Tax

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Other comprehensive income (loss), net of tax	$58,925	$(140,337)	$199,262	NM
▪Foreign currency translation and other	$61,753	$(103,376)	$165,129	NM
▪2024 included favorable movements in the Euro of approximately $79 million, partially offset by unfavorable movements in the Brazilian Real of approximately $8 million, the Chinese Renminbi of approximately $3 million, the Taiwanese Dollar of approximately $3 million and a net unfavorable variance in various other currencies of $4 million
▪2023 included unfavorable movements in the Euro of approximately $90 million, the Japanese Yen of approximately $13 million, partially offset by a net favorable variance in various other currencies of less than $1 million

▪Cash flow hedge	$(2,828)	$(36,961)	$34,133	NM

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Nine Months Ended September 30,				Percentage Change
	2024	%	2023	%	2024 vs 2023
	(In thousands, except percentages)
Net sales:
Energy Storage	$2,398,299	57.8%	$5,403,910	74.5%	(56)%
Specialties	993,041	24.0%	1,142,802	15.7%	(13)%
Ketjen	754,473	18.2%	714,326	9.8%	6%
Total net sales	$4,145,813	100.0%	$7,261,038	100.0%	(43)%

Adjusted EBITDA:
Energy Storage	$623,862	70.2%	$3,337,720	90.7%	(81)%
Specialties	155,629	17.5%	268,665	7.3%	(42)%
Ketjen	95,288	10.7%	72,584	2.0%	31%
Total segment adjusted EBITDA	874,779	98.4%	3,678,969	100.0%	(76)%
Corporate	14,315	1.6%	1,949	—%	NM
Total adjusted EBITDA	$889,094	100.0%	$3,680,918	100.0%	(76)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Nine Months Ended September 30,
	2024	2023
Total segment adjusted EBITDA	$874,779	$3,678,969
Corporate expenses, net	14,315	1,949
Depreciation and amortization	(425,532)	(285,801)
Interest and financing expenses	(120,916)	(81,686)
Income tax expense	(76,472)	(311,399)
Proportionate share of Windfield income tax expense(a)	(292,992)	(599,646)
Acquisition and integration related costs(b)	(3,927)	(21,653)
Restructuring charges and asset write-offs(c)	(1,194,614)	(9,196)
Non-operating pension and OPEB items	993	(1,833)
(Loss) gain in fair value on public equity securities(d)	(65,922)	34,401
Legal accrual(e)	—	(218,510)
Other(f)	35,546	5,561
Net (loss) income attributable to Albemarle Corporation	$(1,254,742)	$2,191,156
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 9, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)Loss of $33.7 million recorded in Other income, net for the nine months ended September 30, 2024 resulting from the sale of investments in public equity securities and a (loss) gain of ($32.2) million and $34.4 million recorded in Other income, net for the nine months ended September 30, 2024 and 2023, respectively, resulting from the net change in fair value of investments in public equity securities.
(e)Accrual recorded in SG&A representing for the agreements in principle to resolve a previously disclosed legal matter with the DOJ and SEC. This matter was settled in the third quarter of 2023.
(f)Included amounts for the nine months ended September 30, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $5.3 million of expenses related to certain historical legal and environmental matters.
•Other income, net - $26.8 million of income from PIK dividends of preferred equity in a Grace subsidiary, a $17.3 million gain primarily from the sale of assets at a site not part of our operations, a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations and a $0.4 million net gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the nine months ended September 30, 2023 recorded in:
•SG&A - $2.1 million of facility closure expenses related to offices in Germany, $1.9 million of charges primarily for environmental reserves at sites not part of our operations and $1.0 million primarily related to shortfall contributions for a multiemployer plan financial improvement plan.
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

Energy Storage

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$2,398,299	$5,403,910	$(3,005,611)	(56)%
•$4.5 billion decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts, and mix
•$1.5 billion increase attributable to higher sales volume, primarily driven by the La Negra III/IV expansion in Chile, as well as sales of chemical-grade spodumene to meet growing customer demand
•$30.3 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$623,862	$3,337,720	$(2,713,858)	(81)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity in net income from the Windfield joint venture, driven by lower spodumene pricing
•Higher sales volume
•Decreased commission expenses in Chile resulting from the lower pricing
•Savings from designed restructuring and productivity improvements
•$66.9 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$993,041	$1,142,802	$(149,761)	(13)%
•$167.2 million decrease attributable to unfavorable pricing impacts
•$24.0 million increase attributable to higher sales volume related to increased demand across all products
•$6.5 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$155,629	$268,665	$(113,036)	(42)%
•Unfavorable pricing impacts
•Decreased manufacturing costs resulting from higher production volume and productivity initiatives
•Higher sales volume related to increased demand across all products
•Decrease in noncontrolling interests to JBC joint venture resulting from lower pricing
•$6.4 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Net sales	$754,473	$714,326	$40,147	6%
•$33.0 million increase attributable to higher sales volume, primarily in the CFT division •$7.9 million increase attributable to favorable product mix, primarily in the CFT division
Adjusted EBITDA	$95,288	$72,584	$22,704	31%
•Higher sales volume and favorable product mix, primarily in the CFT division •Increased manufacturing input costs •2023 included a $24 million gain recorded for insurance claim receipts

Corporate

In thousands	YTD 2024	YTD 2023	$ Change	% Change
Adjusted EBITDA	$14,315	$1,949	$12,366	NM
▪Reduced expenses as part of announced cost reduction efforts, including outside services and travel and entertainment costs
▪$18.6 million decrease attributable to unfavorable currency exchange impacts

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
Cash Flow
During the first nine months of 2024, cash on hand, cash provided by operations and net proceeds from the issuance of mandatory convertible preferred stock of $2.2 billion funded the repayment of a net balance of $620.0 million of commercial paper, $1.3 billion of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $140.9 million and dividends to mandatory convertible preferred shareholders of $81.1 million. Our operations provided $701.4 million of cash flows during the first nine months of 2024, as compared to $1.4 billion for the first nine months of 2023. The change compared to prior year was primarily due to decreased earnings from the Energy Storage segment, driven by lower lithium market prices, and lower dividends received from unconsolidated investments, partially offset by positive working capital changes year-over-year of $2.2 billion. The inflow from working capital in 2024 was primarily driven by the impact of lower lithium pricing in inventories and accounts receivable. This was partially offset by lower accounts payable driven by similar lower lithium pricing. Overall, our cash and cash equivalents increased by $774.6 million to $1.7 billion at September 30, 2024 from $889.9 million at December 31, 2023.
Capital expenditures for the nine-month period ended September 30, 2024 of $1.3 billion were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be at the lower-end of $1.7 billion to $1.8 billion in 2024, primarily for Energy Storage growth and capacity increases, including in Chile, China and the U.S., as well as productivity and continuity of operations projects in all segments. Capital expenditures in 2024 also include spending for construction of Kemerton Trains 3 and 4 and certain other capital projects, which were stopped as part of our announced comprehensive review of our cost and operating structure.
In addition, in stopping construction of Kemerton Trains 3 and 4, and putting Kemerton Train 2 on care and maintenance, the Company incurred $72.7 million of related contract cancellation costs and required charges under take or pay contracts, as well as $27.4 million of severance charges. The Company’s actions regarding Kemerton are part of a broader effort that will focus on preserving its world-class resource advantages, optimizing its global conversion network, improving the Company’s cost competitiveness and efficiency, reducing capital intensity and enhancing the Company’s financial flexibility. As part of this effort, on October 7, 2024, the Company announced it will transition to a new operating structure effective November 1, 2024. The new operating structure will transition to a fully integrated functional model (excluding Ketjen) from a global business unit model. As a result, the Company expects to record severance and employee benefits of approximately $30 million to $50 million and other restructuring costs of approximately $25 million to $30 million associated with these actions in the fourth quarter of 2024.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in the nine months ended September 30, 2024.
On March 8, 2024, the Company issued 46,000,000 depositary shares, each representing a 1/20th interest in a share of Preferred Stock. The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs. The Company intends to use the proceeds for general corporate purposes, which may include, among other uses, funding growth capital expenditures, such as the construction and expansion of lithium operations in Australia and China that are significantly progressed or near completion, following the repayment of commercial paper using a portion of the proceeds in the first quarter of 2024. See Note 8, “Equity,” for additional information.
Net current assets were $2.8 billion and $1.7 billion at September 30, 2024 and December 31, 2023, respectively. The increase is primarily due to the increased cash and cash equivalents balance as a result of the $2.2 billion of net proceeds from the issuance of Mandatory Convertible Preferred Stock in March 2024, and the resulting paydown of commercial paper. In addition, accounts receivable, inventory and accounts payable balances all decreased from December 31, 2023 due to the lower lithium market prices. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On July 16, 2024, our board of directors declared a cash dividend of $0.405, which was paid on October 1, 2024 to shareholders of record at the close of business as of September 13, 2024.
At September 30, 2024 and December 31, 2023, our cash and cash equivalents included $980.8 million and $857.6 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2024 and 2023, we repatriated $28.8 million and $3.0 million, respectively, of cash as part of these foreign earnings cash repatriation activities.
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
Given current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on October 31, 2024, we further amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of September 30, 2024. As of September 30, 2024 there were no borrowings outstanding under the 2022 Credit Agreement.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the current market pricing of lithium. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 5.50:1.0 as of the end of the third quarter of 2024, (ii) 4.00:1.0 as of the end of the fourth quarter of 2024, (iii) 4.75:1.0 as of the end of the first quarter of 2025, (iv) 5.75:1.0 as of the end of the second quarter of 2025, (v) 5.50:1.0 as of the end of the third quarter of 2025, (vi) 5.00:1.0 as of the end of fourth quarter of 2025, (vii) 4.75:1.0 as of the end of each of first and second quarter of 2026, and (viii) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from the issuance of funded debt in excess of $500 million.
Beginning in the fourth quarter of 2024, the amended second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than (i) 1.00:1.0 for fiscal quarters through June 30, 2025, (ii) 2.00:1 for the third quarter of 2025, (iii) 2.50:1 for the fourth quarter of 2025, and (iv) 3.00:1.0 for all fiscal quarters thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. Following the $2.2 billion issuance of mandatory convertible preferred stock in March 2024 and the amendments to the financial covenants, the Company expects to maintain compliance with the amended financial covenants in the near future. However, a significant downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. On May 17, 2023, we entered into definitive documentation to increase the size of our existing commercial paper program. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion (up from $750 million prior to the increase). The proceeds from the issuance of the Commercial Paper Notes are expected to be used for general corporate purposes, including the repayment of other debt of the Company. The 2022 Credit Agreement is available to repay the Commercial Paper Notes, if necessary. Aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. During the nine months ended September 30, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At September 30, 2024 and December 31, 2023, there were $74.5 million and $14.3 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.57 billion at September 30, 2024, compared to $3.54 billion at December 31, 2023. In addition, at September 30, 2024, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $222.8 million under other existing lines of credit, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing lines of credit with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those lines of credit, if any, are classified as long-term debt. We believe that at September 30, 2024 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $126.0 million at September 30, 2024. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2023.
Total expected 2024 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $14 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $11.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2024.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $240.1 million at September 30, 2024 and $220.6 million at December 31, 2023. Related assets for corresponding offsetting benefits recorded in Other assets totaled $74.4 million at September 30, 2024 and $73.0 million at December 31, 2023. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2024 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
We expect 2024 capital expenditures to be down from 2023 levels. In January 2024, we announced an intentional re-phasing of larger projects to focus on those that are significantly progressed, near completion and in start up. At that time, we also announced actions to optimize our cost structure by reducing costs primarily related to sales, general and administrative expenses, including a reduction in headcount and lower spending on contracted services. During the nine months ended September 30, 2024, the Company stopped construction of Kemerton Trains 3 and 4, as well as put the Kemerton Train 2 on care and maintenance. Kemerton Train 1 will continue to operate and is currently focusing on commercialization efforts. As part of the comprehensive review of our cost and operating structure, we are planning to reduce capital expenditures by approximately 50% versus 2024 to a range of $800 million to $900 million.
The Company’s actions regarding Kemerton are part of a broader effort that will focus on preserving its world-class resource advantages, optimizing its global conversion network, improving the Company’s cost competitiveness and efficiency, reducing capital intensity and enhancing the Company’s financial flexibility. As part of this effort, on October 7, 2024, the Company announced it will transition to a new operating structure effective November 1, 2024. The new operating structure will transition to a fully integrated functional model (excluding Ketjen) from a global business unit model. As a result, the Company expects to record severance and employee benefits of approximately $30 million to $50 million and other restructuring costs of approximately $25 million to $30 million associated with these actions in the fourth quarter of 2024. We expect the comprehensive review of our cost and operating structure to drive additional cost and productivity improvements of $300 million to $400 million per year.
In 2024, we entered into a Master Receivables Purchase Agreement under which we may sell up to $250.0 million of available and eligible outstanding customer accounts receivable generated by sales to two specified customers. This agreement is uncommitted and has initial terms that expire on April 25, 2025, unless earlier terminated by the purchaser. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. As of September 30, 2024, there were no accounts receivable sold under this Master Receivables Purchase Agreement.
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
Overall, with generally strong cash-generative businesses and no significant long-term debt maturities before the fourth quarter of 2025, we believe we have, and will be able to maintain, a solid liquidity position.
We had cash and cash equivalents totaling $1.7 billion at September 30, 2024, of which $980.8 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net sales(a)	$682,926	$2,392,057
Gross profit	(45,271)	802,653
Income before income taxes and equity in net income of unconsolidated investments(b)	(438,926)	254,066
Net income attributable to the Parent Guarantor and the Issuer	(349,152)	(216,033)
(a)    Includes net sales to Non-Guarantors of $371.3 million and $1.5 billion for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $21.4 million and $70.2 million for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.
Summarized Balance Sheet

$ in thousands	September 30, 2024	December 31, 2023
Current assets(a)	$1,108,833	$723,518
Net property, plant and equipment	1,995,919	2,246,404
Other noncurrent assets(b)	2,981,353	2,619,575

Current liabilities(c)	$2,254,752	$2,374,074
Long-term debt	2,254,387	2,252,540
Other noncurrent liabilities(d)	7,088,283	7,409,175
(a)    Includes receivables from Non-Guarantors of $196.1 million and $293.8 million at September 30, 2024 and December 31, 2023, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $2.4 billion and $2.0 billion at September 30, 2024 and December 31, 2023, respectively.
(c)    Includes current payables to Non-Guarantors of $1.8 billion and $1.0 billion at September 30, 2024 and December 31, 2023, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.7 billion and $6.9 billion at September 30, 2024 and December 31, 2023, respectively.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Net sales(a)	$501,236	$1,297,308
Gross profit	(24,758)	68,743
Loss before income taxes and equity in net income of unconsolidated investments(b)	(299,159)	(444,249)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(220,205)	(697,911)
(a)    Includes net sales to Non-Guarantors of $189.6 million and $482.0 million for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.
(b)    Includes intergroup income to Non-Guarantors of $117.2 million and $146.0 million for the nine months ended September 30, 2024 and year ended December 31, 2023, respectively.

Summarized Balance Sheet

$ in thousands	September 30, 2024	December 31, 2023
Current assets(a)	$1,325,256	$872,571
Net property, plant and equipment	778,164	1,090,112
Other non-current assets(b)	2,097,899	1,731,960

Current liabilities(c)	$1,968,665	$2,024,190
Long-term debt	3,005,165	2,994,732
Other noncurrent liabilities(d)	6,305,325	6,828,262
(a)    Includes receivables from Non-Guarantors of $473.0 million and $472.5 million at September 30, 2024 and December 31, 2023, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.5 billion and $1.1 billion at September 30, 2024 and December 31, 2023, respectively.
(c)    Includes current payables to Non-Guarantors of $1.6 billion and $1.0 billion at September 30, 2024 and December 31, 2023, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.9 billion and $6.4 billion at September 30, 2024 and December 31, 2023, respectively.
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
Property, Plant and Equipment. We assign the useful lives of our property, plant and equipment based upon our internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method. We evaluate the recovery of our property, plant and equipment annually and when events or changes in circumstances indicate that its carrying amount may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or capital plans or changes to government regulations that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are not recoverable or are less than the carrying amount of a long-lived asset group. We estimate future cash flows based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates. Significant estimates used include, but are not limited to, market pricing (including lithium index pricing), customer demand, operating and production costs, and the timing and capital costs of expansion and sustaining projects. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events.
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
We had variable interest rate borrowings of $29.7 million outstanding at September 30, 2024, bearing a weighted average interest rate of 0.33% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.3 million as of September 30, 2024. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $7.0 billion and with a fair value representing a net liability position of $15.2 million at September 30, 2024. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2024, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $19.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $19.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2024, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2024 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
We are involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, we may establish financial reserves for such proceedings. We also maintain insurance to mitigate certain of such risks. Additional information with respect to this Item 1 is contained in Note 7 to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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
In October 2024, the Company announced that its operating structure will transition from two core global business units – Energy Storage and Specialties – to a fully integrated functional model designed to increase agility, deliver significant cost savings and maintain long-term competitiveness. This transition includes a workforce reduction of 6% to 7% of the Company’s global employees, primarily in non-manufacturing roles. As a result, the Company expects to record cash charges in the range of $30 million to $50 million in the fourth quarter of 2024 for severance and related benefit costs. The restructuring is expected to be largely completed by the end of the first half of 2025; however, the Company may incur additional charges in 2025 as it continues to advance its comprehensive review of its cost and operating structure.
The information presented above contains forward-looking statements regarding the restructuring based on the Company’s current expectations. For factors that could cause actual results to differ materially from those expressed above, see “Forward-Looking Statements” of Part 1, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Quarterly Report on Form 10-Q.
On October 31, 2024, Albemarle Corporation, Albemarle Europe Srl, the lenders party thereto and Bank of America, N.A., as administrative agent, entered into the second amendment (the “Second Amendment”) to that certain amended and restated credit agreement dated as of October 28, 2022, as previously amended on February 9, 2024 (the “2022 Credit Agreement”). The Second Amendment modifies (a) the leverage ratio financial maintenance covenant in the 2022 Credit Agreement by temporarily increasing the maximum leverage ratio permitted by the covenant to (i) 4.75:1.0 (as of the end of first quarter of 2025), (ii) 5.75:1.0 (as of the end of second quarter of 2025), (iii) 5.50:1.0 (as of the end of third quarter of 2025), (iv) 5.00:1.0 (as of the end of fourth quarter of 2025), and (v) 4.75:1.0 (as of the end of each of first and second quarters of 2026), returning to the original 3.50:1.0 maximum leverage ratio as of the end of third quarter of 2026 and thereafter, and (b) interest coverage ratio financial maintenance covenant in the 2022 Credit Agreement by temporarily decreasing the minimum interest coverage ratio permitted by the covenant to (i) 1.00:1.0 (as of the end of fourth quarter of 2024 and each fiscal quarter thereafter through the second quarter of 2025), (ii) 2.00:1.0 (as of the end of third quarter of 2025), and (iii) 2.50:1.0 (as of the end of fourth quarter of 2025), returning to the original 3.00:1.0 minimum interest coverage ratio as of the end of first quarter of 2026 and thereafter. The Second Amendment includes certain other amendments to the 2022 Credit Agreement, including certain limitations on liens, subsidiary indebtedness, share repurchases and common dividends.
The foregoing description of the Second Amendment does not purport to be complete and is qualified in its entirety by reference to the Second Amendment, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

Item 6.	Exhibits.
(a) Exhibits

*10.1
Second Amendment to Credit Agreement, dated as of October 31, 2024, among Albemarle Corporation, certain other subsidiaries of the Company, the Lenders Party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2024, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of (Loss) Income for the three and nine months ended September 30, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023, (iii) the Consolidated Balance Sheets at September 30, 2024 and December 31, 2023, (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 6, 2024	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)