Form 10-K/A
period 2024-12-31
ALBEMARLE CORP
filed 2025-03-31
CIK 915913

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
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission on March 27, 2025 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On February 12, 2025, Albemarle Corporation (“Albemarle” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2024 with the Securities and Exchange Commission (the “Original Filing”).
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Albemarle is being filed solely to amend Item 15(c) of Part IV of the Original Filing to include the separate financial statements of Windfield Holdings Pty Ltd (“Windfield”) as required under Rule 3-09 of Regulation S-X (“Rule 3-09”). The financial statements of Windfield for its fiscal year ended December 31, 2024 were not available at the time the Company filed the Original Filing. The required financial statements are now provided as Exhibit 99.1 to this Amendment No. 1.
Windfield was significant under Rule 3-09 for the fiscal years ended December 31, 2023 and 2022, but not for the fiscal year ended December 31, 2024. As a result, under Rule 3-09, we have included in this Amendment No. 1 unaudited consolidated financial statements for the fiscal year ended December 31, 2024 and audited consolidated financial statements for the years ended December 31, 2023 and 2022.
Part IV, Item 15 is the only portion of the Company’s Annual Report on Form 10-K being supplemented or amended by this Form 10-K/A. This Amendment No. 1 also updates, amends and supplements Part IV, Item 15 of the Original Filing to include, among other items, the filing of new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rules 13a-14(a) and (b) of the Securities Exchange Act of 1934, as amended. This Amendment No. 1 does not change any other information set forth in the Original Filing. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Item 15(c) of Form 10-K as provided in Exhibit 99.1, a signature page, the accountants’ consent for Windfield and certifications required to be filed as exhibits hereto.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 of the Company’s Annual Report on Form 10-K filed on February 12, 2025:
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

The following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No.1) pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company’s Annual Report on Form 10-K filed on February 12, 2025:

*23.7	Consent of KPMG.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Financial Statements of Windfield Holdings Pty Ltd for the year ended December 31, 2024.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2024, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
(c) The financial statements of Windfield Holdings Pty Ltd included in Exhibit 99.1 for the year ended December 31, 2024 are filed as part of Item 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2024 and should be read in conjunction with the Company's consolidated financial statements filed with the Company’s Annual Report on Form 10-K filed on February 12, 2025.

Albemarle Corporation and Subsidiaries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ J. KENT MASTERS
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: March 31, 2025