Form 10-Q
period 2025-03-31
ALBEMARLE CORP
filed 2025-04-30
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 23, 2025: 117,660,914

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,076,881	$1,360,736
Cost of goods sold(a)	920,582	1,321,798
Gross profit	156,299	38,938
Selling, general and administrative expenses	123,502	161,376
Restructuring charges and asset write-offs	(1,063)	33,536
Research and development expenses	14,099	23,532
Operating profit (loss)	19,761	(179,506)
Interest and financing expenses	(48,977)	(37,969)
Other income, net	10,250	49,901
Loss before income taxes and equity in net income of unconsolidated investments	(18,966)	(167,574)
Income tax benefit	(3,978)	(3,721)
Loss before equity in net income of unconsolidated investments	(14,988)	(163,853)
Equity in net income of unconsolidated investments (net of tax)	64,286	180,500
Net income	49,298	16,647
Net income attributable to noncontrolling interests	(7,950)	(14,199)
Net income attributable to Albemarle Corporation	41,348	2,448
Mandatory convertible preferred stock dividends	(41,688)	(11,584)
Net loss attributable to Albemarle Corporation common shareholders	$(340)	$(9,136)

Basic loss per share attributable to common shareholders	$(0.00)	$(0.08)
Diluted loss per share attributable to common shareholders	$(0.00)	$(0.08)
Weighted-average common shares outstanding – basic	117,603	117,451
Weighted-average common shares outstanding – diluted	117,603	117,451
(a)Included purchases from related unconsolidated affiliates of $119.8 million and $540.7 million for the three-month periods ended March 31, 2025 and 2024, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net income	$49,298	$16,647
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	109,015	(50,220)
Cash flow hedge	(107)	(18,660)
Total other comprehensive income (loss), net of tax	108,908	(68,880)
Comprehensive income (loss)	158,206	(52,233)
Comprehensive income attributable to noncontrolling interests	(7,932)	(13,998)
Comprehensive income (loss) attributable to Albemarle Corporation	$150,274	$(66,231)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,518,511	$1,192,230
Trade accounts receivable, less allowance for credit losses (2025 – $5,198; 2024 – $5,201)	670,775	742,201
Other accounts receivable	137,080	238,384
Inventories	1,656,365	1,502,531
Other current assets	124,551	166,916
Total current assets	4,107,282	3,842,262
Property, plant and equipment, at cost	12,660,018	12,523,368
Less accumulated depreciation and amortization	3,356,979	3,191,898
Net property, plant and equipment	9,303,039	9,331,470
Investments	1,124,777	1,117,739
Other assets	628,277	504,711
Goodwill	1,606,144	1,582,714
Other intangibles, net of amortization	229,739	230,753
Total assets	$16,999,258	$16,609,649
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$778,658	$793,455
Accounts payable to related parties	139,296	150,432
Accrued expenses	379,871	467,997
Current portion of long-term debt	410,477	398,023
Dividends payable	61,312	61,282
Income taxes payable	174,779	95,275
Total current liabilities	1,944,393	1,966,464
Long-term debt	3,128,655	3,118,142
Postretirement benefits	31,908	31,930
Pension benefits	115,846	116,192
Other noncurrent liabilities	1,125,943	819,204
Deferred income taxes	378,171	358,029
Commitments and contingencies (Note 7)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,651 in 2025 and 117,560 in 2024	1,177	1,176
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2025 and 2024	2,235,105	2,235,105
Additional paid-in capital	2,991,389	2,985,606
Accumulated other comprehensive loss	(633,136)	(742,062)
Retained earnings	5,433,704	5,481,692
Total Albemarle Corporation shareholders’ equity	10,028,239	9,961,517
Noncontrolling interests	246,103	238,171
Total equity	10,274,342	10,199,688
Total liabilities and equity	$16,999,258	$16,609,649
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net income							41,348	41,348	7,950	49,298
Other comprehensive income (loss)						108,926		108,926	(18)	108,908
Common stock dividends declared, $0.405 per common share							(47,648)	(47,648)	—	(47,648)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					7,502			7,502		7,502
Exercise of stock options	21,151	—			1,186			1,186		1,186
Issuance of common stock, net	106,073	1			(1)			—		—
Withholding taxes paid on stock-based compensation award distributions	(36,430)	—			(2,904)			(2,904)		(2,904)
Balance at March 31, 2025	117,650,568	$1,177	2,300,000	$2,235,105	$2,991,389	$(633,136)	$5,433,704	$10,028,239	$246,103	$10,274,342

Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net income							2,448	2,448	14,199	16,647
Other comprehensive loss						(68,679)		(68,679)	(201)	(68,880)
Common stock dividends declared, $0.40 per common share							(47,011)	(47,011)	—	(47,011)
Mandatory convertible preferred stock cumulative dividends							(11,584)	(11,584)		(11,584)
Stock-based compensation					9,057			9,057		9,057
Exercise of stock options	1,420	—			86			86		86
Issuance of common stock, net	260,750	2			11,543			11,545		11,545
Issuance of mandatory convertible preferred stock, net			2,300,000	2,235,379				2,235,379		2,235,379
Withholding taxes paid on stock-based compensation award distributions	(91,273)	(1)			(10,618)			(10,619)		(10,619)
Balance at March 31, 2024	117,527,167	$1,175	2,300,000	$2,235,379	$2,962,585	$(597,205)	$6,930,868	$11,532,802	$266,917	$11,799,719
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash and cash equivalents at beginning of year	$1,192,230	$889,900
Cash flows from operating activities:
Net income	49,298	16,647
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	161,754	123,751
Stock-based compensation and other	6,966	9,317
Equity in net income of unconsolidated investments (net of tax)	(64,286)	(180,500)
Dividends received from unconsolidated investments and nonmarketable securities	60,335	50,756
Pension and postretirement expense	1,696	1,273
Pension and postretirement contributions	(5,196)	(4,824)
Realized loss on investments in marketable securities	—	33,746
Unrealized loss on investments in marketable securities	5,331	6,737
Deferred income taxes	(5,669)	116,447
Working capital changes	(21,992)	(52,320)
Noncurrent liability changes and other, net	357,146	(23,076)
Net cash provided by operating activities	545,383	97,954
Cash flows from investing activities:
Capital expenditures	(182,624)	(579,322)
Sales of marketable securities, net	3,381	84,893
Investments in equity investments and nonmarketable securities	(60)	(74)
Net cash used in investing activities	(179,303)	(494,503)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	2,236,750
Repayments of long-term debt and credit agreements	(9,615)	(29,019)
Proceeds from borrowings of long-term debt and credit agreements	—	29,019
Other debt repayments, net	(1,195)	(620,753)
Dividends paid to common shareholders	(47,607)	(46,908)
Dividends paid to mandatory convertible preferred shareholders	(41,688)	—
Dividends paid to noncontrolling interests	(18,169)	—
Proceeds from exercise of stock options	1,186	86
Withholding taxes paid on stock-based compensation award distributions	(2,904)	(10,619)
Other	(14)	(1,256)
Net cash (used in) provided by financing activities	(120,006)	1,557,300
Net effect of foreign exchange on cash and cash equivalents	80,207	5,162
Increase in cash and cash equivalents	326,281	1,165,913
Cash and cash equivalents at end of period	$1,518,511	$2,055,813
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of March 31, 2025 and December 31, 2024, our consolidated statements of income, consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity for the three-month periods ended March 31, 2025 and 2024 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2025. The December 31, 2024 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month periods ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year.
NOTE 2—Inventories:
The following table provides a breakdown of inventories at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Finished goods	$1,040,218	$912,662
Raw materials and work in process(a)	451,006	429,080
Stores, supplies and other	165,141	160,789
Total(b)	$1,656,365	$1,502,531

(a)Includes $306.1 million and $290.6 million at March 31, 2025 and December 31, 2024, respectively, of work in process in our Energy Storage segment.
(b)As a result of the decline in lithium market pricing, the Company recorded charges in Cost of goods sold to reduce the value of certain finished goods and spodumene to their net realizable value. The balance of these inventory valuation adjustments totaled $6.6 million and $104.0 million at March 31, 2025 and December 31, 2024, respectively. During the three-month periods ended March 31, 2025 and 2024, the Company utilized $97.3 million and $194.2 million, respectively, of the inventory valuation adjustments as the inventory was sold, which are included within Working capital changes on the condensed consolidated statement of cash flows.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet date in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $68.1 million and $66.8 million at March 31, 2025 and December 31, 2024, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income.
NOTE 3—Investments:
Unconsolidated Joint Ventures
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Windfield	$54,986	$172,679
Other joint ventures	9,300	7,821
Total	$64,286	$180,500

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $583.6 million at March 31, 2025 and December 31, 2024. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Net sales	$290,419	$190,009
Gross profit	192,704	149,982
Income before income taxes	144,796	94,630
Net income	101,744	66,411
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. During the three-month periods ended March 31, 2025 and 2024, the Company recorded unrealized mark-to-market losses of $5.0 million and $9.4 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in Other income, net during the three-month period ended March 31, 2024.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity can be redeemed at Grace’s option under certain conditions and began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In addition, the preferred equity can be redeemed by Albemarle when the accumulated balance reaches 200% of the original value. This preferred equity had a fair value of $320.4 million and $314.0 million at March 31, 2025 and December 31, 2024, respectively, which is reported in Investments in the consolidated balance sheets.

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three-month period ended March 31, 2025 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2024(a)	$1,387,591	$32,577	$162,546	$1,582,714
Foreign currency translation adjustments	18,372	10	5,048	23,430
Balance at March 31, 2025(a)	$1,405,963	$32,587	$167,594	$1,606,144
(a)    Balance at March 31, 2025 and December 31, 2024 includes an accumulated impairment loss of $6.8 million from the (“PCS”) reporting unit within the Ketjen segment. As a result, the balance of Ketjen at March 31, 2025 and December 31, 2024 fully consists of goodwill related to the Refining Solutions reporting unit.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
As previously discussed in Part II, Item 8 - Note 1, "Summary of Significant Accounting Policies," of the Company's Annual Report on Form 10-K for the year ended December 31, 2024, if revenue or adjusted EBITDA growth are lower than forecasted, or costs are higher than anticipated, the Company may recognize a non-cash goodwill impairment loss in the Refining Solutions reporting unit within the Ketjen segment.
The following table summarizes the changes in other intangibles and related accumulated amortization for the three-month period ended March 31, 2025 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2024	$402,012	$10,670	$32,265	$29,010	$473,957
Foreign currency translation adjustments and other	7,197	214	147	937	8,495
Balance at March 31, 2025	$409,209	$10,884	$32,412	$29,947	$482,452
Accumulated Amortization
Balance at December 31, 2024	$(216,231)	$(1,324)	$(14,253)	$(11,396)	$(243,204)
Amortization	(4,615)	—	(629)	(223)	(5,467)
Foreign currency translation adjustments and other	(3,761)	—	(89)	(192)	(4,042)
Balance at March 31, 2025	$(224,607)	$(1,324)	$(14,971)	$(11,811)	$(252,713)
Net Book Value at December 31, 2024	$185,781	$9,346	$18,012	$17,614	$230,753
Net Book Value at March 31, 2025	$184,602	$9,560	$17,441	$18,136	$229,739
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 5—Long-Term Debt:
Long-term debt at March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024
1.125% notes due 2025	$405,565	$393,346
1.625% notes due 2028	537,700	521,500
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	18,592	27,477
Finance lease obligations	117,872	118,796
Other	22,000	22,000
Unamortized discount and debt issuance costs	(84,209)	(88,566)
Total long-term debt	3,539,132	3,516,165
Less amounts due within one year	410,477	398,023
Long-term debt, less current portion	$3,128,655	$3,118,142

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Transition tax on foreign earnings(a)	$44,647	$44,647
Operating leases(b)	101,349	99,514
Liabilities related to uncertain tax positions	242,611	259,586
Executive deferred compensation plan obligation	34,552	38,243
Environmental liabilities(c)	15,926	15,783
Asset retirement obligations	96,724	94,854
Tax indemnification liability(d)	11,044	12,567
Deferred revenue	406,152	78,027
Capital expenditure incentive payables(e)	74,506	74,506
Other(f)	98,432	101,477
Total	$1,125,943	$819,204
(a)Noncurrent portion of one-time transition tax on foreign earnings.
(b)See Note 13, “Leases.”
(c)See Note 7, “Commitments and Contingencies.”
(d)Indemnification of certain income and non-income tax liabilities, primarily associated with the Chemetall Surface Treatment entities sold in 2017.
(e)When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset values, and the underlying assets are recorded in property, plant and equipment.
(f)No individual component exceeds 5% of total liabilities.
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the three-month period ended March 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. $21.9 million of deferred revenue is expected to be recognized within Net sales over the next twelve months and is reported in Accrued expenses on the consolidated balance sheet. There was no deferred revenue recognized in Net sales during the three-month period ended March 31, 2025.

NOTE 7—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the three months ended March 31, 2025 (in thousands):

Beginning balance at December 31, 2024	$20,023
Expenditures	(209)
Accretion of discount	213
Foreign currency translation adjustments and other	92
Ending balance at March 31, 2025	20,119
Less amounts reported in Accrued expenses	4,193
Amounts reported in Other noncurrent liabilities	$15,926

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Environmental remediation liabilities included discounted liabilities of $16.8 million at March 31, 2025 and December 31, 2024, discounted at rates with a weighted-average of 4.0%, and with the undiscounted amount totaling $34.4 million and $34.5 million at March 31, 2025 and December 31, 2024, respectively.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of the site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $40 million before income taxes, in excess of amounts already recorded.
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
In April 2025, the Company concluded its non-prosecution agreement with the U.S. Department of Justice (“DOJ”) prior to the end of its term in recognition that the terms of the agreement had been satisfied. The non-prosecution agreement was implemented in September 2023 following the Company’s self-reporting of a matter that occurred in 2018.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $11.0 million and $12.6 million at March 31, 2025 and December 31, 2024, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At March 31, 2025, the Company believes its liability under such obligations is immaterial.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 8—Equity:
Common Stock
On February 27, 2025, the Company’s board of directors declared a cash dividend of $0.405 per share. This dividend was paid on April 1, 2025 to shareholders of record at the close of business as of March 14, 2025.
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
Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Albemarle board of directors, or an authorized committee thereof, at an annual rate of 7.25% on the liquidation preference of $1,000 per share, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. Dividends that are declared on the Mandatory Convertible Preferred Stock will be payable quarterly to the holders of record on the February 15, May 15, August 15 and November 15 of each year, immediately preceding the relevant dividend payment date, whether or not such holders convert their Depositary Shares, or such Depositary Shares are automatically converted, after a record date and on or prior to the immediately succeeding dividend payment date. The Company paid cash dividends in March 2025, and are expected to pay subsequent cash dividends, of $18.125 per share of Mandatory Convertible Preferred Stock. Dividends are expected to be paid on March 1, June 1, September 1 and December 1 of each year ending on, and including, March 1, 2027.
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
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at March 31, 2025.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(747,202)	$5,140	$(742,062)	$(536,601)	$8,075	$(528,526)
Other comprehensive income (loss) before reclassifications	108,999	(231)	108,768	(50,237)	(21,342)	(71,579)
Amounts reclassified from accumulated other comprehensive loss	16	124	140	17	2,682	2,699
Other comprehensive income (loss), net of tax	109,015	(107)	108,908	(50,220)	(18,660)	(68,880)
Other comprehensive loss attributable to noncontrolling interests	18	—	18	201	—	201
Balance, end of period	$(638,169)	$5,033	$(633,136)	$(586,620)	$(10,585)	$(597,205)
(a)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During 2024, the Company dedesignated the remaining foreign currency forward contracts accounted for as cash flow hedges. The related loss was reclassified to Other income, net during the three-month period ended March 31, 2024. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets. See Note 9, “Restructuring Charges and Asset Write-offs,” and Note 14, “Fair Value of Financial Instruments,” for additional information.
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income (loss) for the three-month periods ended March 31, 2025 and 2024 is provided in the following tables (in thousands):

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$109,018	$(107)	$108,911	$(50,217)	$(26,657)	$(76,874)
Income tax (expense) benefit	(3)	—	(3)	(3)	7,997	7,994
Other comprehensive income (loss), net of tax	$109,015	$(107)	$108,908	$(50,220)	$(18,660)	$(68,880)

NOTE 9—Restructuring Charges and Asset Write-offs:
Second Half 2024 Restructuring
In July 2024, the Company announced a comprehensive review of its cost and operating structure to proactively respond to ongoing industry headwinds, particularly in the lithium value chain, and to maintain a competitive position. As part of this review, the Company made the decision to stop construction of Kemerton Train 3 in Western Australia, and put Kemerton Train 2 into care and maintenance, as the Company determined the current lithium price environment makes it less economical to expand conversion in Australia. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts. Subsequently, in early 2025, the Company announced its additional decision to put the Chengdu, China conversion plant into care and maintenance by mid-year 2025. Production from the Chengdu site will be transferred to another processing facility in China.
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
Since inception the Company has recorded charges for this plan consisting of asset write-offs of $725.7 million, severance and employee benefits of $52.9 million, contract cancellation costs of $35.5 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $36.2 million. Charges related to Second Half 2024 Restructuring were primarily recorded in the Energy Storage segment, with the exception of severance and employee benefits, which were recorded globally in Corporate and all segments. The Company expects to record additional decommissioning costs related to the Second Half 2024 Restructuring in the range of $20 million to $25 million for the remainder of 2025, after which the Company expects the actions to be substantially completed.
First Half 2024 Restructuring
In January 2024, the Company announced measures to unlock near-term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. As part of these measures, during the second quarter of 2024, the Company indefinitely suspended construction of Kemerton Train 4, as well as deferred spending and investments with respect to certain other capital projects, primarily within the Energy Storage segment. In addition, the Company recorded severance costs for employees in Corporate and each of the businesses as part of these announced measures. As a result, since inception the Company has recorded charges for this plan consisting of asset write-offs of $280.6 million, severance and employee benefits of $18.9 million, contract cancellation costs of $24.9 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $5.4 million. No further costs associated with the First Half 2024 Restructuring are expected to be recorded as this restructuring plan was completed in the first half of 2024.
Detail of Restructuring Charges and Reserves
The following table provides details of our restructuring related charges for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	(7,248)	1,620	(1,826)	6,621	(833)

	Three Months Ended March 31, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$—	$16,336	$17,200	$2,749	$36,285
(a)    In the first quarter of 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a favorable adjustment of asset write-offs. This favorable adjustment to asset write-off charges was recorded in Restructuring charges and asset write-offs.
(b)    Severance and employee benefit charges for global employees terminated during the various restructuring programs were recorded in Restructuring charges and asset write-offs.
(c)    Includes cancellation fees for contractors and required payments under take or pay contracts. In the first quarter of 2025, the Company successfully negotiated revised contract cancellation costs with key suppliers to result in a favorable adjustment. All contract cancellation costs and favorable adjustments were recorded in Restructuring charges and asset write-offs.
(d)    Other includes costs to put Kemerton Train 2 and the Chengdu, China conversion plant into care and maintenance and similar restructuring costs, and are recorded in Restructuring charges and asset write-offs. In addition, Other also includes the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss. $0.2 million recorded in Other income, net for the three-month period ended March 31, 2025 related to the Second Half 2024 Restructuring and $2.7 million recorded in Other income, net for the three-month period ended March 31, 2024 related to the First Half 2024 Restructuring.
(e)    Severance and employee benefits related to Corporate and all segments. All other restructuring costs were primarily recorded in the Energy Storage segment.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables summarize the changes in restructuring liabilities for the three-month period ended March 31, 2025 (in thousands):

Second Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$15,867	$32,479	$8,811	$57,157
2025 charges	2,142	5,398	—	6,621	14,161
Change in estimate(a)	(9,390)	(3,778)	(1,826)	—	(14,994)
Cash payments	—	(6,758)	(5,090)	(3,520)	(15,368)
Asset write-off/hedge dedesignation	7,248	—	—	(6,621)	627
Foreign currency translation adjustments	—	103	—	—	103
Ending balance at March 31, 2025(b)	$—	$10,832	$25,563	$5,291	$41,686

First Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$—	$2,767	$—	$2,767
Cash payments	—	—	(1,738)	—	(1,738)
Ending balance at March 31, 2025(b)	$—	$—	$1,029	$—	$1,029
(a)    In the first quarter of 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligation, as well as updated estimates of severance charges in the U.S., resulting in a favorable adjustment of asset write-offs and severance and employee benefits. Additionally, the Company successfully negotiated revised contract cancellation costs with key suppliers to result in a favorable adjustment of the restructuring related charges.
(b)    Approximately $30.3 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of March 31, 2025. $12.4 million of the liability is recorded in Other noncurrent liabilities as of March 31, 2025, and relates to certain take or pay liabilities that will be paid in line with the terms of the original contract through 2027.

NOTE 10—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Pension Benefits Cost (Credit):
Service cost	$1,397	$1,566
Interest cost	8,339	8,145
Expected return on assets	(8,535)	(8,830)
Amortization of prior service benefit	19	20
Total net pension benefits cost	$1,220	$901
Postretirement Benefits Cost:
Service cost	$5	$12
Interest cost	471	360
Total net postretirement benefits cost	$476	$372
Total net pension and postretirement benefits cost	$1,696	$1,273
All components of net benefit cost, other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2025 and 2024, the Company made contributions of $5.2 million and $4.8 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11—Income Taxes:
The effective income tax rates for the three-month period ended March 31, 2025 was 21.0% compared to 2.2% for the three-month period ended March 31, 2024. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The increased effective tax rate in the three-month period ended March 31, 2025, compared to the three-month periods ended March 31, 2024, was due to higher 2025 earnings in various jurisdictions. The Company’s effective income tax rate for the three-month periods ended March 31, 2025 was in line with the U.S. federal statutory income tax rate of 21% due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in the Company’s consolidated Australian entities and certain entities in China, and an uncertain tax position recorded in Chile. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month period ended March 31, 2024 was impacted by a variety of factors, primarily the location in which income was earned, including the valuation allowance for losses in certain entities in China, the global intangible low-taxed income inclusion, and a reduction to an uncertain tax position recorded in Chile.

NOTE 12—Earnings Per Share:
Basic and diluted loss per share for the three-month periods ended March 31, 2025 and 2024 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Basic loss per share
Numerator:
Net income attributable to Albemarle Corporation	$41,348	$2,448
Mandatory convertible preferred stock dividends	(41,688)	(11,584)
Net loss attributable to Albemarle Corporation common shareholders	$(340)	$(9,136)
Denominator:
Weighted-average common shares for basic loss per share	117,603	117,451
Basic loss per share	$(0.00)	$(0.08)
Diluted loss per share
Numerator:
Net income attributable to Albemarle Corporation	$41,348	$2,448
Mandatory convertible preferred stock dividends	(41,688)	(11,584)
Net loss attributable to Albemarle Corporation common shareholders	$(340)	$(9,136)
Denominator:
Weighted-average common shares for diluted loss per share	117,603	117,451
Diluted loss per share	$(0.00)	$(0.08)
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2025	2024
Shares assuming the conversion of the mandatory convertible preferred stock	21,022	6,271
Shares under the stock compensation plans	1,161	896

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

The following table provides details of our lease contracts for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$8,732	$9,546
Finance lease cost:
Amortization of right of use assets	1,998	1,308
Interest on lease liabilities	1,619	1,459
Total finance lease cost	3,617	2,767

Short-term lease cost	6,166	6,018
Variable lease cost	8,416	7,797
Total lease cost	$26,931	$26,128
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,386	$8,848
Operating cash flows from finance leases	1,615	1,018
Financing cash flows from finance leases	1,195	560
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	9,896	8,856

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2025 and December 31, 2024 is as follows (in thousands, except as noted):

	March 31, 2025	December 31, 2024
Operating leases:
Other assets	$122,244	$118,839

Accrued expenses	33,357	32,626
Other noncurrent liabilities	101,349	99,514
Total operating lease liabilities	134,706	132,140
Finance leases:
Net property, plant and equipment	115,304	117,038

Current portion of long-term debt	5,283	5,183
Long-term debt	112,589	113,613
Total finance lease liabilities	117,872	118,796
Weighted average remaining lease term (in years):
Operating leases	12.5	12.9
Finance leases	20.2	20.4
Weighted average discount rate (%):
Operating leases	4.55%	4.47%
Finance leases	5.55%	5.55%
Maturities of lease liabilities at March 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$26,068	$9,149
2026	26,603	11,338
2027	21,032	11,269
2028	15,615	11,131
2029	13,731	11,131
Thereafter	94,841	134,007
Total lease payments	197,890	188,025
Less imputed interest	63,184	70,153
Total	$134,706	$117,872

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2025		December 31, 2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,554,963	$3,358,246	$3,532,713	$3,332,064
During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As a result of the actions taken at Kemerton Trains 3 and 4 during 2024, the Company dedesignated the remaining hedged foreign currency forward contracts. The Company recorded a loss in Other income, net of $0.2 million during the three-month period ended March 31, 2025 from the reclassification of the hedged balance from Accumulated other comprehensive loss. The balance of the settled hedged foreign currency forward contracts associated with the construction of Kemerton Trains 1 and 2 assets placed into service will be reclassified to earnings over the life of the related assets.
In connection with our risk management strategies, we also enter into other derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At March 31, 2025 and December 31, 2024, we had outstanding non-designated derivative financial instruments with notional values totaling $6.5 billion and $6.9 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At March 31, 2025, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Not designated as hedging instruments
Other current assets	$5,557	$—	$4,347	$—
Accrued expenses	—	5,919	—	6,586
Other noncurrent liabilities	—	4,819	—	4,766
Total not designated as hedging instruments	$5,557	$10,738	$4,347	$11,352
The following table summarizes the net (losses) gains recognized for our derivative financial instruments during the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Designated as hedging instruments
Loss recognized in Other comprehensive income (loss)	$(231)	$(21,342)
Loss recognized in Other income, net	$(124)	$(2,682)
Not designated as hedging instruments
Gain recognized in Other income, net(a)	$52,078	$14,822
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the three-month periods ended March 31, 2025 and 2024, we recorded net cash receipts of $50.3 million and $14.5 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.

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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$320,388	$—	$—	$320,388
Investments under executive deferred compensation plan(b)	$34,552	$34,552	$—	$—
Public equity securities(c)	$12,889	$12,889	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,482	$—	$—	$—
Derivative financial instruments(f)	$5,557	$—	$5,557	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$34,552	$34,552	$—	$—
Derivative financial instruments(f)	$10,738	$—	$10,738	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(a)	$313,991	$—	$—	$313,991
Investments under executive deferred compensation plan(b)	$38,243	$38,243	$—	$—
Public equity securities(c)	$17,910	$17,910	$—	$—
Private equity securities measured at net asset value(d)(e)	$4,472	$—	$—	$—
Derivative financial instruments(f)	$4,347	$—	$4,347	$—

Liabilities:
Obligations under executive deferred compensation plan(b)	$38,243	$38,243	$—	$—
Derivative financial instruments(f)	$11,352	$—	$11,352	$—
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
(c)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes are reported in Other income, net in our consolidated statements of income. See Note 3, “Investments,” for further details.
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

The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2024	$313,991
PIK dividends	9,769
Cash received for tax liability	(3,372)
Ending balance at March 31, 2025	$320,388

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 16—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Sales to unconsolidated affiliates	$1,536	$1,958
Purchases from unconsolidated affiliates(a)	$159,206	$137,197
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2025	December 31, 2024
Receivables from unconsolidated affiliates	$947	$11,950
Payables to unconsolidated affiliates(a)	$139,296	$150,432
(a)Payables to unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture under normal payment terms.

NOTE 17—Segment Information:
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
The CODM uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing the segments performance. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges and asset write-offs, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company and aligns the information presented to various stakeholders.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly reviewed by the CODM for the three-month periods ended March 31, 2025 and 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total Segments
Three Months Ended March 31, 2025
Net sales(a)	$524,565	$321,014	$231,302	$1,076,881
Cost of goods sold(b)	(365,521)	(231,226)	(173,477)	(770,224)
Selling, general and administrative expenses(b)	(44,535)	(20,379)	(22,025)	(86,939)
Other segment items(c)	(2,550)	(2,793)	(6,512)	(11,855)
Equity in net income of unconsolidated investments(d)	74,396	—	9,300	83,696
Net income attributable to noncontrolling interests	—	(7,950)	—	(7,950)
Adjusted EBITDA by segment	$186,355	$58,666	$38,588	$283,609
Three Months Ended March 31, 2024
Net sales(a)	$800,898	$316,065	$243,773	$1,360,736
Cost of goods sold(b)	(776,582)	(225,163)	(202,417)	(1,204,162)
Selling, general and administrative expenses(b)	(64,414)	(24,970)	(19,926)	(109,310)
Other segment items(c)	(6,638)	(7,634)	(7,272)	(21,544)
Equity in net income of unconsolidated investments(d)	244,732	—	7,821	252,553
Net income attributable to noncontrolling interests	—	(13,117)	—	(13,117)
Adjusted EBITDA by segment	$197,996	$45,181	$21,979	$265,156
(a)Intersegment sales are not considered material.
(b)The significant expense categories and amounts align with the segment information that is regularly provided to the CODM. Excludes depreciation and amortization, and non-operating, non-recurring or unusual items as described in the reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation below.
(c)Other segment items are comprised of Research and development expenses excluding depreciation and amortization.
(d)Excludes Albemarle’s 49% ownership interest in the income tax expense of the Windfield joint venture.
The Company reconciles the total segment adjusted EBITDA to the consolidated Net income attributable to Albemarle Corporation given the impact of equity in net income from unconsolidated investments, the majority of which relates to the Windfield joint venture. This reconciliation reflects the strategic and operational significance of the Company’s joint ventures and aligns with our allocation of equity in net income from unconsolidated investments at the segment level, representing each segment's contribution to the Company's overall financial performance. See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment adjusted EBITDA	$283,609	$265,156
Corporate expenses, net	(16,465)	26,080
Depreciation and amortization	(161,754)	(123,751)
Interest and financing expenses	(48,977)	(37,969)
Income tax benefit	3,978	3,721
Proportionate share of Windfield income tax expense(a)	(25,326)	(73,689)
Acquisition and integration related costs(b)	(1,440)	(1,907)
Restructuring charges and asset write-offs(c)	833	(36,285)
Non-operating pension and OPEB items	(275)	325
Loss in fair value of public equity securities(d)	(5,022)	(43,159)
Other(e)	12,187	23,926
Net income attributable to Albemarle Corporation	$41,348	$2,448
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(c)See Note 9, “Restructuring Charges and Asset Write-offs,” for further details.
(d)Represents the net change in fair value of investments in public equity securities for the three-month period ended March 31, 2025, recorded in Other income, net. The three-month period ended March 31, 2024 included losses of $9.4 million and $33.7 million, recorded in Other income, net, resulting from the net change in fair value of investments in public equity securities and the sale of investments in public equity securities, respectively.
(e)Included amounts for the three months ended March 31, 2025 recorded in:
•SG&A - $3.2 million of gains from the sale of assets at a site not part of our production operations, partially offset by $0.6 million of expenses related to certain historical legal matters.
•Other income, net - $9.8 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $1.9 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $1.9 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the three months ended March 31, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $0.1 million of expenses related to certain historical legal matters.
•Other income, net - $17.3 million gain primarily from the sale of assets at a site not part of our operations, $8.7 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
Total assets and investments in equity method investees by segment at March 31, 2025 and December 31, 2024 were as follows (in thousands):

	March 31,	December 31,
	2025	2024
Assets:
Energy Storage	$11,360,332	$11,285,847
Specialties	1,856,357	1,843,564
Ketjen	1,449,129	1,426,189
Total segment assets	14,665,818	14,555,600
Corporate	2,333,440	2,054,049
Total assets	$16,999,258	$16,609,649
Investments in equity method investees:
Energy Storage	$585,648	$585,569
Ketjen	150,119	140,915
Total investments in equity method investees	$735,767	$726,484

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Additional segment information for the three-month periods ended March 31, 2025 and 2024 was as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization:
Energy Storage	$120,348	$87,274
Specialties	25,733	22,437
Ketjen	13,430	12,357
Total segment depreciation and amortization	159,511	122,068
Corporate	2,243	1,683
Total depreciation and amortization	$161,754	$123,751
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$50,845	$171,534
Ketjen	9,300	7,821
Total segment equity in net income of unconsolidated investments (net of tax)	60,145	179,355
Corporate(a)	4,141	1,145
Total equity in net income of unconsolidated investments (net of tax)	$64,286	$180,500
Capital expenditures:
Energy Storage	$94,443	$445,313
Specialties	62,225	89,145
Ketjen	22,371	35,183
Total segment capital expenditures	179,039	569,641
Corporate	3,585	9,681
Total capital expenditures	$182,624	$579,322
(a)Corporate equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture.

NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$127,369	$315,895
Common stock issued for annual incentive bonus plan(a)	—	11,545
(a)During the three-month period ended March 31, 2024, the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.
Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the three-month period ended March 31, 2025 included the receipt of a $350.0 million customer prepayment. See Note 6, “Other Noncurrent Liabilities,” for further details.

NOTE 19—Recently Issued or Adopted Accounting Pronouncements:
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
In November 2023, the FASB issued guidance to update qualitative and quantitative reportable segment disclosure requirements, including enhanced disclosures about significant segment expenses and increased interim disclosure requirements, among others. This guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted this guidance and provided the required disclosures in this Quarterly Report on Form 10-Q. See Note 17, “Segment Information,” for further details.
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
•changes in trade policies and tariffs;
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
•the ability to apply for and obtain government funding to support new operations;
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
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2025 and 2024. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.”
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
First Quarter 2025
During the first quarter of 2025:
•Our board of directors declared a quarterly dividend of $0.405 per share on February 27, 2025, which was paid on April 1, 2025 to common shareholders of record at the close of business as of March 14, 2025.
•In January 2025 the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years.

•We recorded net sales of $1.1 billion the first three months of 2025; Specialties volumes grew by 11% year-over-year; adjusted EBITDA improved year-over-year in both Specialties and Ketjen.
•Cash flows from operations during the first three months of 2025 were $545.4 million, an increase of 457% from the prior year.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the global market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as trade policies and tariffs, slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023 and 2024, lithium index pricing dropped significantly. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our long-term business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
In order to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities and reducing planned capital expenditures. As part of these actions, we announced a new operating structure, effective November 1, 2024, that transitioned from two core global business units to a fully integrated functional model (excluding Ketjen) designed to increase agility, deliver significant cost savings and maintain long-term competitiveness. We continue to report results across our three existing operating segments of Energy Storage, Specialties and Ketjen. If lithium index pricing trends further downward or remains at low levels for an extended time, we may need to take additional measures to support growth and financial flexibility, including further restructuring actions.
The Company continues to monitor the potential impact of tariffs proposed or imposed by the U.S. and internationally. At this time we do not expect a material, direct impact to our financial statements from the tariffs announced to date. Energy Storage potential direct exposure is expected to be minimal as most of our China production is sold into China or other Asian countries, and some critical materials are fully or partially exempt from tariffs in their currently proposed form. While there may be an impact to the Specialties and Ketjen businesses, we do not expect it to be material due to our global footprint and planned mitigation actions. In addition, relating to the current situation in the Middle East, our business operations have continued as normal with some shipping and raw material delays. We are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2025 as lithium market prices are at lower levels compared to 2024. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be flat to slightly higher than prior year driven as we ramp up production from our Meishan, China production facility and decrease reliance on tolling arrangements. We could record inventory valuation charges in 2025 if lithium prices continue to deteriorate during the projected period of conversion and sale. Global EV sales are expected to continue to increase over the prior year, driving continued demand for lithium batteries.
As part of the above-mentioned actions to optimize our cost structure and strengthen our financial flexibility, we have stopped construction of the Kemerton Trains 3 and 4. In addition, we have put Kemerton Train 2 and the Chengdu, China conversion facilities into care and maintenance. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts. Production from the Chengdu site will be transferred to another processing facility in China.
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
Ketjen: Total Ketjen results in 2025 are expected to increase year-over-year due to higher revenues. The fluidized catalytic cracking (“FCC”) market is expected to remain stable. Hydroprocessing catalysts (“HPC”) demand is project-driven, based on the refineries taking turnarounds.
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
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locales in which income is actually earned and remains subject to potential volatility from changing legislation in the United States. In 2024, we took actions as part of an effort that will focus on preserving our world-class resource advantages, optimizing our global conversion network, improving our cost competitiveness and efficiency, reducing capital intensity and enhancing our financial flexibility. As part of these measures, we stopped construction or deferred spending on certain capital projects, such as the Kemerton conversion plant noted above. In addition, we will incur severance and other restructuring charges associated with the Company’s transition to a new fully integrated functional operating model.
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

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income. Certain percentage changes are considered not meaningful (“NM”).

First Quarter 2025 Compared to First Quarter 2024

Net Sales

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Net sales	$1,076,881	$1,360,736	$(283,855)	(21)%
•$288.1 million decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$14.3 million increase attributable to higher sales volume, primarily in Specialties
•$10.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Gross profit	$156,299	$38,938	$117,361	301%
Gross profit margin	14.5%	2.9%
▪Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
▪Higher sales volume in Specialties
▪Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Selling, general and administrative expenses	$123,502	$161,376	$(37,874)	(23)%
Percentage of Net sales	11.5%	11.9%
▪Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs
Restructuring Charges and Asset Write-Offs

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Restructuring charges and asset write-offs	$(1,063)	$33,536	$(34,599)	NM
•In 2025, we recorded proceeds for certain Kemerton equipment, and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a favorable adjustment of asset write-offs. Additionally, the Company successfully negotiated revised contract cancellation costs with key suppliers to result in a favorable adjustment of the restructuring related charges
•Favorable adjustments in 2025 were partially offset by additional severance and employee benefit charges, primarily in Corporate, restructuring costs to put the Chengdu, China conversion facility into care and maintenance and other restructuring charges
•2024 included contract cancellation costs for our Kemerton facility, and severance and employee benefit costs at Corporate and each of the segments

Research and Development Expenses

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Research and development expenses	$14,099	$23,532	$(9,433)	(40)%
Percentage of Net sales	1.3%	1.7%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts
Interest and Financing Expenses

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Interest and financing expenses	$(48,977)	$(37,969)	$(11,008)	29%
•Lower capitalized interest in 2025 resulting from stopping construction Kemerton Trains 3 and 4 and other projects, as well as the overall reduction of capital expenditure spending
•Partially offset by lower debt balances in 2025 with commercial paper outstanding during the first quarter of 2024

Other Income, Net

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Other income, net	$10,250	$49,901	$(39,651)	(79)%
•$62.3 million decrease attributable to foreign exchange impacts from losses recorded in 2025. Foreign exchange impact in 2024 includes a loss of $2.7 million due to the reclass from accumulated other comprehensive loss related to the dedesignation of cash flow hedge.
•2025 included losses of $5.0 million related to the fair market value adjustment of equity securities in public companies compared to $43.2 million of net losses for similar fair value adjustments and sales of equity securities in 2024
•$17.3 million gain in 2024 primarily from the sale of assets at a site not part of our operation

Income Tax Benefit

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Income tax benefit	$(3,978)	$(3,721)	$(257)	7%
Effective income tax rate	21.0%	2.2%
•Change in geographic mix of earnings, including the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities
•2024 included the impact from the valuation allowance for losses in certain China entities

Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Equity in net income of unconsolidated investments	$64,286	$180,500	$(116,214)	(64)%
▪Decreased earnings primarily due to lower pricing from the Windfield joint venture in Energy Storage. The impact of lower spodumene pricing driving the decrease in equity in net income of Windfield is offset above in Cost of goods sold as lower input costs
▪$4.3 million increase attributable to favorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Net income attributable to noncontrolling interests	$(7,950)	$(14,199)	$6,249	(44)%
▪Decrease in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to lower pricing
Net Income Attributable to Albemarle Corporation

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Net income attributable to Albemarle Corporation	$41,348	$2,448	$38,900	NM
Percentage of Net sales	3.8%	0.2%
Net loss attributable to Albemarle Corporation common shareholders	$(340)	$(9,136)	$8,796	(96)%
Basic loss per share attributable to common shareholders	$(0.00)	$(0.08)	$0.08	(100)%
Diluted loss per share attributable to common shareholders	$(0.00)	$(0.08)	$0.08	(100)%
▪Decrease in 2025 results due to reasons noted above
▪Net loss attributable to Albemarle Corporation common shareholders includes reductions of $41.7 million and $11.6 million for mandatory convertible preferred stock dividends in 2025 and 2024, respectively

Other Comprehensive Income (Loss), Net of Tax

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Other comprehensive income (loss), net of tax	$108,908	$(68,880)	$177,788	NM
▪Foreign currency translation and other	$109,015	$(50,220)	$159,235	NM
▪2025 included favorable movements in the Euro of approximately $101 million, the Japanese Yen of approximately $5 million and the Brazilian Real of approximately $3 million and a net favorable variance in various other currencies of less than $1 million
▪2024 included unfavorable movements in the Euro of approximately $39 million, the Japanese Yen of approximately $7 million and a net unfavorable variance in various other currencies of approximately $10 million, partially offset by favorable movements in the Chinese Renminbi of approximately $6 million

▪Cash flow hedge	$(107)	$(18,660)	$18,553	NM
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
Our chief operating decision maker (“CODM”) assesses the ongoing performance of the Company’s business segments and allocates resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing the segments performance. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges and asset write-offs, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Total adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended March 31,				Percentage Change
	2025	%	2024	%	2025 vs 2024
	(In thousands, except percentages)
Net sales:
Energy Storage	$524,565	48.7%	$800,898	58.9%	(35)%
Specialties	321,014	29.8%	316,065	23.2%	2%
Ketjen	231,302	21.5%	243,773	17.9%	(5)%
Total net sales	$1,076,881	100.0%	$1,360,736	100.0%	(21)%

Adjusted EBITDA:
Energy Storage	$186,355	69.8%	$197,996	68.0%	(6)%
Specialties	58,666	22.0%	45,181	15.5%	30%
Ketjen	38,588	14.4%	21,979	7.5%	76%
Total segment adjusted EBITDA	283,609	106.2%	265,156	91.0%	7%
Corporate	(16,465)	(6.2)%	26,080	9.0%	(163)%
Total adjusted EBITDA	$267,144	100.0%	$291,236	100.0%	(8)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended March 31,
	2025	2024
Total segment adjusted EBITDA	$283,609	$265,156
Corporate expenses, net	(16,465)	26,080
Depreciation and amortization	(161,754)	(123,751)
Interest and financing expenses	(48,977)	(37,969)
Income tax benefit	3,978	3,721
Proportionate share of Windfield income tax expense(a)	(25,326)	(73,689)
Acquisition and integration related costs(b)	(1,440)	(1,907)
Restructuring charges and asset write-offs(c)	833	(36,285)
Non-operating pension and OPEB items	(275)	325
Loss in fair value of public equity securities(d)	(5,022)	(43,159)
Other(e)	12,187	23,926
Net income attributable to Albemarle Corporation	$41,348	$2,448
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
(d)Represents the net change in fair value of investments in public equity securities for the three-month period ended March 31, 2025, recorded in Other income, net. The three-month period ended March 31, 2024 included losses of $9.4 million and $33.7 million, recorded in Other income, net, resulting from the net change in fair value of investments in public equity securities and the sale of investments in public equity securities, respectively.
(e)Included amounts for the three months ended March 31, 2025 recorded in:
•SG&A - $3.2 million of gains from the sale of assets at a site not part of our production operations, partially offset by $0.6 million of expenses related to certain historical legal matters.
•Other income, net - $9.8 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $1.9 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $1.9 million of charges for asset retirement obligations at a site not part of our operations.
Included amounts for the three months ended March 31, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $0.1 million of expenses related to certain historical legal matters.
•Other income, net - $17.3 million gain primarily from the sale of assets at a site not part of our operations, $8.7 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations
Energy Storage

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Net sales	$524,565	$800,898	$(276,333)	(35)%
•$273.8 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$0.8 million increase attributable to higher sales volume driven by customer demand
•$3.3 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$186,355	$197,996	$(11,641)	(6)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity earnings from lower pricing from the Windfield joint venture in Energy Storage. The impact of lower spodumene pricing offsets lower input costs
•Savings from designed restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing
•$5.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Net sales	$321,014	$316,065	$4,949	2%
•$33.9 million increase attributable to higher sales volumes related to increased demand across all divisions
•$24.6 million decrease attributable to unfavorable pricing impacts
•$4.3 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$58,666	$45,181	$13,485	30%
•Higher sales volume related to increased demand across all divisions
•Savings from designed restructuring and productivity improvements
•Lower input costs from raw materials
•Unfavorable pricing impacts
•$1.2 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Net sales	$231,302	$243,773	$(12,471)	(5)%
•$20.4 million decrease attributable to lower sales volume, primarily due to the timing of sales
•$10.3 million increase attributable to favorable pricing impacts due to the product mix
•$2.4 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$38,588	$21,979	$16,609	76%
•Favorable product mix, primarily in the clean fuel technologies (“CFT”) business •Lower manufacturing input and fixed costs
Corporate

In thousands	Q1 2025	Q1 2024	$ Change	% Change
Adjusted EBITDA	$(16,465)	$26,080	$(42,545)	(163)%
▪$57.8 million decrease attributable to unfavorable currency exchange impacts, net of a $4.3 million increase in foreign exchange impacts from our Windfield joint venture
▪Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs

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
Cash Flow
During the first three months of 2025, cash on hand and cash provided by operations funded $182.6 million of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $47.6 million and dividends to mandatory convertible preferred shareholders of $41.7 million. Our operations provided $545.4 million of cash flows during the first three months of 2025, as compared to $98.0 million for the first three months of 2024. The change compared to prior year was primarily due to the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025, increased earnings from Specialties and Ketjen and higher dividends received from unconsolidated investments, partially offset by decreased earnings from the Energy Storage segment, driven by lower lithium market prices. Working capital changes (including the inventory net realizable value adjustment) were relatively flat year-over-year, impacted by lower lithium pricing, timing of shipments and the collection of tax refunds in 2025. Overall, our cash and cash equivalents increased by $326.3 million to $1.5 billion at March 31, 2025 from $1.2 billion at December 31, 2024.
Capital expenditures for the three-month period ended March 31, 2025 of $182.6 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $700 million to $800 million in 2025, reflecting the announced new level of spending to unlock cash flow over the near term and generate long-term financial flexibility. The forecasted lower capital expenditures compared to prior years reflect reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the three-month period ended March 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years.
We have recently taken proactive actions to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. As part of these actions, we transitioned to a new operating structure from two core global business units to a fully integrated functional model (excluding Ketjen), stopped construction of Kemerton Train 3 and 4, placed Kemerton Train 2 into care and maintenance, as well as deferred spending and investments in certain other capital projects. Subsequently, in early 2025, the Company announced its additional decision to put the Chengdu, China conversion plant into care and maintenance by mid-year 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $1.0 billion, severance and employee benefits of $71.7 million, contract cancellation costs of $60.4 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $41.5 million. We expect to record additional decommissioning costs related to the Second Half 2024 Restructuring in the range of $20 million to $25 million for the remainder of 2025, after which the Company expects the actions to be substantially completed.
Net current assets were $2.2 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively. The increase is primarily due to an increased cash balance from the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On February 27, 2025, our board of directors declared a cash dividend of $0.405, which was paid on April 1, 2025 to shareholders of record at the close of business as of March 14, 2025.
At March 31, 2025 and December 31, 2024, our cash and cash equivalents included $1.0 billion and $833.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. There were no repatriations of cash from foreign operations during the first three months of 2025 or 2024.
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
Given current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on October 31, 2024, we further amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of March 31, 2025. As of March 31, 2025 there were no borrowings outstanding under the 2022 Credit Agreement.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the current market pricing of lithium. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 4.75:1.0 as of the end of the first quarter of 2025, (ii) 5.75:1.0 as of the end of the second quarter of 2025, (iii) 5.50:1.0 as of the end of the third quarter of 2025, (iv) 5.00:1.0 as of the end of fourth quarter of 2025, (v) 4.75:1.0 as of the end of each of first and second quarter of 2026, and (vi) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from the issuance of funded debt in excess of $500 million.
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
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At both March 31, 2025 and December 31, 2024 there were $74.5 million of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.13 billion at March 31, 2025, compared to $3.12 billion at December 31, 2024. In addition, at March 31, 2025, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $105.7 million under other existing credit lines, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at March 31, 2025 we were, and currently are, in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $119.5 million at March 31, 2025. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2024.
Total expected 2025 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $17 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $4.7 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2025.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $242.6 million at March 31, 2025 and $259.6 million at December 31, 2024. Related assets for corresponding offsetting benefits recorded in Other assets totaled $75.2 million at March 31, 2025 and $74.8 million at December 31, 2024. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2025 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. In January 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years.
As of December 31, 2024, we are party to a master receivables purchase agreement, under which we may sell up to approximately $92 million of available and eligible outstanding customer accounts receivable generated by sales to certain customers. The agreement is uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. As of March 31, 2025, there were minimal accounts receivable sold under this master receivables purchase agreement.
In 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs and to produce approximately 420,000 tons of spodumene concentrate annually. To further support the restart of the Kings Mountain mine, in 2023, we announced a $90 million critical materials award from the U.S. Department of Defense. Since inception, the Company has received $17.6 million of these funds.
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
We had cash and cash equivalents totaling $1.5 billion at March 31, 2025, of which $1.0 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
The following tables present summarized financial information for the Parent Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Parent Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2024.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net sales(a)	$171,087	$861,876
Gross profit (loss)	41,059	(66,144)
Loss before income taxes and equity in net income of unconsolidated investments(b)	(71,161)	(593,433)
Net loss attributable to the Parent Guarantor and the Issuer	(66,373)	(442,751)
(a)    Includes net sales to Non-Guarantors of $91.1 million and $460.6 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $3.8 million and $46.6 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively.
Summarized Balance Sheet

$ in thousands	March 31, 2025	December 31, 2024
Current assets(a)	$1,121,966	$921,221
Net property, plant and equipment	2,050,483	2,005,613
Other noncurrent assets(b)	2,893,412	2,912,866

Current liabilities(c)	$2,606,165	$2,190,646
Long-term debt	2,253,634	2,253,328
Other noncurrent liabilities(d)	7,090,107	7,157,705

(a)    Includes receivables from Non-Guarantors of $439.3 million and $411.2 million at March 31, 2025 and December 31, 2024, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $2.3 billion and $2.3 billion at March 31, 2025 and December 31, 2024, respectively.
(c)    Includes current payables to Non-Guarantors of $2.3 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.8 billion and $6.8 billion at March 31, 2025 and December 31, 2024, respectively.
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

The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2025	Year Ended December 31, 2024
Net sales(a)	$128,874	$639,866
Gross profit (loss)	61,714	(12,059)
Loss before income taxes and equity in net income of unconsolidated investments(b)	(14,079)	(400,246)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(9,290)	(353,248)
(a)    Includes net sales to Non-Guarantors of $48.9 million and $238.6 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively.
(b)    Includes intergroup income to Non-Guarantors of $3.8 million and $148.3 million for the three months ended March 31, 2025 and year ended December 31, 2024, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2025	December 31, 2024
Current assets(a)	$1,300,992	$1,104,082
Net property, plant and equipment	862,304	800,913
Other non-current assets(b)	2,229,332	2,188,306

Current liabilities(c)	$2,980,709	$2,559,256
Long-term debt	2,568,577	2,551,714
Other noncurrent liabilities(d)	6,242,280	6,303,456
(a)    Includes receivables from Non-Guarantors of $658.5 million and $646.3 million at March 31, 2025 and December 31, 2024, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.7 billion and $1.6 billion at March 31, 2025 and December 31, 2024, respectively.
(c)    Includes current payables to Non-Guarantors of $2.2 billion and $1.9 billion at March 31, 2025 and December 31, 2024, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.0 billion and $6.0 billion at March 31, 2025 and December 31, 2024, respectively.
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
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2024.

Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 19, “Recently Issued Accounting Pronouncements” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2024, except as noted below.
We had variable interest rate borrowings of $18.6 million outstanding at March 31, 2025, bearing a weighted average interest rate of 1.09% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.2 million as of March 31, 2025. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $6.5 billion and with a fair value representing a net liability position of $5.2 million at March 31, 2025. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2025, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $72.8 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $73.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2025, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 5.	Other Information.
N/A

Item 6.	Exhibits.
(a) Exhibits

*#10.1	Form of Stock Option Award Agreement under the Albemarle Corporation 2017 Incentive Plan.

*#10.2	Form of Performance Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan.

*#10.3	Form of Annual Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan.

*#10.4	Form of Special Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2025, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2025 and 2024, (iii) the Consolidated Balance Sheets at March 31, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	April 30, 2025	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)