Form 10-Q
period 2025-06-30
ALBEMARLE CORP
filed 2025-08-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 25, 2025: 117,682,932

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,329,992	$1,430,385	$2,406,873	$2,791,121
Cost of goods sold(a)	1,133,116	1,440,963	2,053,698	2,762,761
Gross profit (loss)	196,876	(10,578)	353,175	28,360
Selling, general and administrative expenses	132,457	166,423	255,959	327,799
Restructuring charges and asset write-offs	4,448	294,840	3,385	328,376
Research and development expenses	12,444	20,770	26,543	44,302
Operating profit (loss)	47,527	(492,611)	67,288	(672,117)
Interest and financing expenses	(49,939)	(35,187)	(98,916)	(73,156)
Other (expenses) income, net	(6,559)	33,666	3,691	83,567
Loss before income taxes and equity in net income of unconsolidated investments	(8,971)	(494,132)	(27,937)	(661,706)
Income tax expense (benefit)	34,094	(30,660)	30,116	(34,381)
Loss before equity in net income of unconsolidated investments	(43,065)	(463,472)	(58,053)	(627,325)
Equity in net income of unconsolidated investments (net of tax)	78,258	286,878	142,544	467,378
Net income (loss)	35,193	(176,594)	84,491	(159,947)
Net income attributable to noncontrolling interests	(12,296)	(11,604)	(20,246)	(25,803)
Net income (loss) attributable to Albemarle Corporation	22,897	(188,198)	64,245	(185,750)
Mandatory convertible preferred stock dividends	(41,687)	(41,688)	(83,375)	(53,272)
Net loss attributable to Albemarle Corporation common shareholders	$(18,790)	$(229,886)	$(19,130)	$(239,022)

Basic loss per share attributable to common shareholders	$(0.16)	$(1.96)	$(0.16)	$(2.03)
Diluted loss per share attributable to common shareholders	$(0.16)	$(1.96)	$(0.16)	$(2.03)
Weighted-average common shares outstanding – basic	117,665	117,528	117,634	117,489
Weighted-average common shares outstanding – diluted	117,665	117,528	117,634	117,489
(a)Included purchases from related unconsolidated affiliates of $158.6 million and $582.2 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $278.5 million and $1.1 billion for the six-month periods ended June 30, 2025 and 2024, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$35,193	$(176,594)	$84,491	$(159,947)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	268,758	(46,751)	377,773	(96,971)
Cash flow hedge	(107)	6,617	(214)	(12,043)
Total other comprehensive income (loss), net of tax	268,651	(40,134)	377,559	(109,014)
Comprehensive income (loss)	303,844	(216,728)	462,050	(268,961)
Comprehensive income attributable to noncontrolling interests	(12,355)	(11,816)	(20,287)	(25,814)
Comprehensive income (loss) attributable to Albemarle Corporation	$291,489	$(228,544)	$441,763	$(294,775)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,806,829	$1,192,230
Trade accounts receivable, less allowance for credit losses (2025 – $5,189; 2024 – $5,201)	766,433	742,201
Other accounts receivable	113,305	238,384
Inventories	1,640,925	1,502,531
Other current assets	177,695	166,916
Total current assets	4,505,187	3,842,262
Property, plant and equipment, at cost	12,792,572	12,523,368
Less accumulated depreciation and amortization	3,539,678	3,191,898
Net property, plant and equipment	9,252,894	9,331,470
Investments	890,384	1,117,739
Other assets	737,587	504,711
Goodwill	1,670,927	1,582,714
Other intangibles, net of amortization	234,948	230,753
Total assets	$17,291,927	$16,609,649
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$737,317	$793,455
Accounts payable to related parties	121,464	150,432
Accrued expenses	414,884	467,997
Current portion of long-term debt	444,911	398,023
Dividends payable	61,331	61,282
Income taxes payable	169,877	95,275
Total current liabilities	1,949,784	1,966,464
Long-term debt	3,178,111	3,118,142
Postretirement benefits	32,103	31,930
Pension benefits	121,638	116,192
Other noncurrent liabilities	1,144,798	819,204
Deferred income taxes	366,509	358,029
Commitments and contingencies (Note 7)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,669 in 2025 and 117,560 in 2024	1,177	1,176
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2025 and 2024	2,235,105	2,235,105
Additional paid-in capital	3,001,531	2,985,606
Accumulated other comprehensive loss	(364,544)	(742,062)
Retained earnings	5,367,257	5,481,692
Total Albemarle Corporation shareholders’ equity	10,240,526	9,961,517
Noncontrolling interests	258,458	238,171
Total equity	10,498,984	10,199,688
Total liabilities and equity	$17,291,927	$16,609,649
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at March 31, 2025	117,650,568	$1,177	2,300,000	$2,235,105	$2,991,389	$(633,136)	$5,433,704	$10,028,239	$246,103	$10,274,342
Net income							22,897	22,897	12,296	35,193
Other comprehensive income						268,592		268,592	59	268,651
Common stock dividends declared, $0.405 per common share							(47,657)	(47,657)	—	(47,657)
Mandatory convertible preferred stock cumulative dividends							(41,687)	(41,687)		(41,687)
Stock-based compensation					10,179			10,179		10,179
Issuance of common stock, net	20,396	—			—			—		—
Withholding taxes paid on stock-based compensation award distributions	(1,713)	—			(37)			(37)		(37)
Balance at June 30, 2025	117,669,251	$1,177	2,300,000	$2,235,105	$3,001,531	$(364,544)	$5,367,257	$10,240,526	$258,458	$10,498,984

Balance at March 31, 2024	117,527,167	$1,175	2,300,000	$2,235,379	$2,962,585	$(597,205)	$6,930,868	$11,532,802	$266,917	$11,799,719
Net (loss) income							(188,198)	(188,198)	11,604	(176,594)
Other comprehensive (loss) income						(40,346)		(40,346)	212	(40,134)
Common stock dividends declared, $0.40 per common share							(47,003)	(47,003)	(18,137)	(65,140)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					7,325			7,325		7,325
Issuance of common stock, net	1,463	—			—			—		—
Issuance of mandatory convertible preferred stock, net			—	(274)				(274)		(274)
Withholding taxes paid on stock-based compensation award distributions	(456)	—			(59)			(59)		(59)
Balance at June 30, 2024	117,528,174	$1,175	2,300,000	$2,235,105	$2,969,851	$(637,551)	$6,653,979	$11,222,559	$260,596	$11,483,155

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts

Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net income							64,245	64,245	20,246	84,491
Other comprehensive income						377,518		377,518	41	377,559
Common stock dividends declared, $0.81 per common share							(95,305)	(95,305)	—	(95,305)
Mandatory convertible preferred stock cumulative dividends							(83,375)	(83,375)		(83,375)
Stock-based compensation					17,681			17,681		17,681
Exercise of stock options	21,151	—			1,186			1,186		1,186
Issuance of common stock, net	126,469	1			(1)			—		—
Withholding taxes paid on stock-based compensation award distributions	(38,143)	—			(2,941)			(2,941)		(2,941)
Balance at June 30, 2025	117,669,251	$1,177	2,300,000	$2,235,105	$3,001,531	$(364,544)	$5,367,257	$10,240,526	$258,458	$10,498,984

Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net (loss) income							(185,750)	(185,750)	25,803	(159,947)
Other comprehensive (loss) income						(109,025)		(109,025)	11	(109,014)
Common stock dividends declared, $0.80 per common share							(94,014)	(94,014)	(18,137)	(112,151)
Mandatory convertible preferred stock cumulative dividends							(53,272)	(53,272)		(53,272)
Stock-based compensation					16,382			16,382		16,382
Exercise of stock options	1,420	—			86			86		86
Issuance of common stock, net	262,213	2			11,543			11,545		11,545
Issuance of mandatory convertible preferred stock, net			2,300,000	2,235,105				2,235,105		2,235,105
Withholding taxes paid on stock-based compensation award distributions	(91,729)	(1)			(10,677)			(10,678)		(10,678)
Balance at June 30, 2024	117,528,174	$1,175	2,300,000	$2,235,105	$2,969,851	$(637,551)	$6,653,979	$11,222,559	$260,596	$11,483,155
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash and cash equivalents at beginning of year	$1,192,230	$889,900
Cash flows from operating activities:
Net income (loss)	84,491	(159,947)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	330,485	262,030
Non-cash restructuring and asset write-offs	—	276,013
Stock-based compensation and other	17,068	15,439
Equity in net income of unconsolidated investments (net of tax)	(142,544)	(467,378)
Dividends received from unconsolidated investments and nonmarketable securities	67,765	270,926
Pension and postretirement expense	3,504	2,529
Pension and postretirement contributions	(9,934)	(9,428)
Realized loss on investments in marketable securities	—	33,746
Unrealized loss on investments in marketable securities	4,984	23,777
Deferred income taxes	(38,907)	(129,087)
Working capital changes	(96,762)	468,594
Noncurrent liability changes and other, net	318,030	(122,066)
Net cash provided by operating activities	538,180	465,148
Cash flows from investing activities:
Capital expenditures	(302,252)	(1,034,593)
Proceeds from sale of property and equipment	23,751	—
Proceeds from sale of available for sale debt securities	288,000	—
Proceeds from settlement of foreign currency forward contracts, net	171,262	12,991
Sales of marketable securities, net	2,971	82,578
Investments in equity investments and nonmarketable securities	(120)	(148)
Net cash provided by (used in) investing activities	183,612	(939,172)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	2,236,750
Repayments of long-term debt and credit agreements	(29,103)	(56,453)
Proceeds from borrowings of long-term debt and credit agreements	19,488	56,453
Other debt repayments, net	(2,427)	(627,390)
Dividends paid to common shareholders	(95,244)	(93,916)
Dividends paid to mandatory convertible preferred shareholders	(83,375)	(39,376)
Dividends paid to noncontrolling interests	(18,169)	(18,137)
Proceeds from exercise of stock options	1,186	86
Withholding taxes paid on stock-based compensation award distributions	(2,941)	(10,677)
Other	(55)	(2,758)
Net cash (used in) provided by financing activities	(210,640)	1,444,582
Net effect of foreign exchange on cash and cash equivalents	103,447	(30,231)
Increase in cash and cash equivalents	614,599	940,327
Cash and cash equivalents at end of period	$1,806,829	$1,830,227
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of June 30, 2025 and December 31, 2024, our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity for the three-month and six-month periods ended June 30, 2025 and 2024 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2025. The December 31, 2024 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year.
Revision of Previously Issued Financial Information
During the second quarter of 2025, the Company identified an error in classification within its condensed consolidated statements of cash flows related to the proceeds from settlement and unrealized gains or losses from foreign currency forward contracts, affecting the cash flows from operating activities section, the cash flows from investing activities section and the Net effect of foreign exchange on cash and cash equivalents line of the statements of cash flows. The identified misclassification impacted our previously filed annual financial statements for the fiscal years ended December 31, 2024, 2023 and 2022, and quarterly financial statements for each of the fiscal quarters of fiscal year 2024 and the first fiscal quarter of fiscal year 2025 (collectively, the “Prior Financial Statements”). In addition, the Company made adjustments to correct for other previously identified immaterial errors. The Company assessed the materiality of the error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the resulting misclassification was not material in any of the Prior Financial Statements, individually or in the aggregate. This revision had no impact on the consolidated balance sheets, consolidated statements of income (loss), consolidated statements of comprehensive income (loss), or consolidated statements of changes in equity of the Prior Financial Statements or notes thereto.
A summary of the revisions to the Prior Financial Statements are shown below (in thousands):

	Three Months Ended March 31, 2025
	As Reported	Revision	As Revised
Noncurrent liability changes and other, net	$357,146	$1,824	$358,970
Net cash provided by operating activities	545,383	1,824	547,207

Proceeds from settlement of foreign currency forward contracts, net	$—	$50,245	$50,245
Net cash used in investing activities	(179,303)	50,245	(129,058)

Net effect of foreign exchange on cash and cash equivalents	$80,207	$(52,069)	$28,138

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Year Ended December 31, 2024
	As Reported	Revision	As Revised
Decrease (increase) in inventories	$1,560,450	$(5,261)	$1,555,189
Other, net	(107,104)	(8,931)	(116,035)
Net cash provided by operating activities	702,068	(14,192)	687,876

Capital expenditures	$(1,685,790)	$5,261	$(1,680,529)
Payments for settlement of foreign currency forward contracts, net	—	(15,595)	(15,595)
Net cash used in investing activities	(1,574,438)	(10,334)	(1,584,772)

Net effect of foreign exchange on cash and cash equivalents	$(67,035)	$24,526	$(42,509)

	Nine Months Ended September 30, 2024
	As Reported	Revision	As Revised
Working capital changes	$823,194	$7,657	$830,851
Other, net	(17,415)	(16,796)	(34,211)
Net cash provided by operating activities	701,394	(9,139)	692,255

Capital expenditures	$(1,330,062)	$(7,657)	$(1,337,719)
Payments for settlement of foreign currency forward contracts, net	—	(1,956)	(1,956)
Net cash provided by (used in) investing activities	(1,246,628)	(9,613)	(1,256,241)

Net effect of foreign exchange on cash and cash equivalents	$(14,763)	$18,752	$3,989

	Six Months Ended June 30, 2024
	As Reported	Revision	As Revised
Working capital changes	$460,937	$7,657	$468,594
Other, net	(118,711)	(3,355)	(122,066)
Net cash provided by operating activities	460,846	4,302	465,148

Capital expenditures	$(1,026,936)	$(7,657)	$(1,034,593)
Proceeds from settlement of foreign currency forward contract, net	—	12,991	12,991
Net cash provided by (used in) investing activities	(944,506)	5,334	(939,172)

Net effect of foreign exchange on cash and cash equivalents	$(20,595)	$(9,636)	$(30,231)

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2024
	As Reported	Revision	As Revised
Working capital changes	$(52,320)	$3,720	$(48,600)
Other, net	(23,076)	(4,189)	(27,265)
Net cash provided by operating activities	97,954	(469)	97,485

Capital expenditures	$(579,322)	$(3,720)	$(583,042)
Proceeds from settlement of foreign currency forward contracts, net	—	18,224	18,224
Net cash provided by (used in) investing activities	(494,503)	14,504	(479,999)

Net effect of foreign exchange on cash and cash equivalents	$5,162	$(14,035)	$(8,873)

	Year Ended December 31, 2023
	As Reported	Revision	As Revised
Decrease (increase) in inventories	$(962,924)	$5,261	$(957,663)
Other, net	(97,275)	(3,999)	(101,274)
Net cash provided by operating activities	1,325,321	1,262	1,326,583

Capital expenditures	$(2,149,281)	$(5,261)	$(2,154,542)
Proceeds from settlement of foreign currency forward contracts, net	—	221,849	221,849
Net cash used in investing activities	(2,781,160)	216,588	(2,564,572)

Net effect of foreign exchange on cash and cash equivalents	$222,686	$(217,850)	$4,836

	Year Ended December 31, 2022
	As Reported	Revision	As Revised
Other, net	$91,270	$4,567	$95,837
Net cash provided by operating activities	1,907,849	4,567	1,912,416

Payments for settlement of foreign currency forward contracts, net	$—	$(31,414)	$(31,414)
Net cash used in investing activities	(1,422,649)	(31,414)	(1,454,063)

Net effect of foreign exchange on cash and cash equivalents	$(37,217)	$26,847	$(10,370)
NOTE 2—Inventories:
The following table provides a breakdown of inventories at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Finished goods	$1,003,309	$912,662
Raw materials and work in process(a)	468,022	429,080
Stores, supplies and other	169,594	160,789
Total(b)	$1,640,925	$1,502,531

(a)Includes $312.1 million and $290.6 million at June 30, 2025 and December 31, 2024, respectively, of work in process in our Energy Storage segment.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(b)As a result of the decline in lithium market pricing, the Company recorded charges in Cost of goods sold to reduce the value of certain finished goods and spodumene to their net realizable value. The balance of these inventory valuation adjustments totaled $21.1 million and $104.0 million at June 30, 2025 and December 31, 2024, respectively. During the six-month periods ended June 30, 2025 and 2024, the Company utilized $82.9 million and $438.2 million, respectively, of the inventory valuation adjustments as the inventory was sold, which are included within Working capital changes on the condensed consolidated statement of cash flows.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet date in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income (loss). The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $58.0 million and $66.8 million at June 30, 2025 and December 31, 2024, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income (loss).
NOTE 3—Investments:
Unconsolidated Joint Ventures
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Windfield	$71,762	$278,995	$126,748	$451,674
Other joint ventures	6,496	7,883	15,796	15,704
Total	$78,258	$286,878	$142,544	$467,378
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $661.0 million and $583.6 million at June 30, 2025 and December 31, 2024, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$296,020	$541,982	$586,439	$731,991
Gross profit	169,778	391,610	362,482	541,592
Income before income taxes	161,354	326,322	306,150	420,952
Net income	112,897	226,689	214,641	293,100
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other (expenses) income, net in our consolidated statements of income (loss). During the three-month and six-month periods ended June 30, 2025, the Company recorded unrealized mark-to-market gains (losses) of $0.2 million and ($4.8) million, respectively, in Other (expenses) income, net for all public equity securities held at the end of the balance sheet date. During the three-month and six-month periods

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
ended June 30, 2024, the Company recorded unrealized mark-to-market losses of $17.8 million and $27.2 million, respectively, in Other (expenses) income, net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in Other (expenses) income, net during the six months ended June 30, 2024.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In June 2025, the Company agreed to redeem the preferred equity from Grace for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. As a result, the Company recorded a loss of $38.0 million within Other (expenses) income, net for the three-month and six-month periods ended June 30, 2025, representing the difference between the cash received and the recorded fair value of $326.0 million prior to redemption.

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six-month period ended June 30, 2025 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2024(a)	$1,387,591	$32,577	$162,546	$1,582,714
Foreign currency translation adjustments	69,475	49	18,689	88,213
Balance at June 30, 2025(a)	$1,457,066	$32,626	$181,235	$1,670,927
(a)    Balance at June 30, 2025 and December 31, 2024 includes an accumulated impairment loss of $6.8 million from the Performance Catalyst Solutions reporting unit within the Ketjen segment. As a result, the balance of Ketjen goodwill at June 30, 2025 and December 31, 2024 fully consists of goodwill related to the Refining Solutions reporting unit.
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
The following table summarizes the changes in other intangibles and related accumulated amortization for the six-month period ended June 30, 2025 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2024	$402,012	$10,670	$32,265	$29,010	$473,957
Foreign currency translation adjustments and other	27,851	620	1,311	915	30,697
Balance at June 30, 2025	$429,863	$11,290	$33,576	$29,925	$504,654
Accumulated Amortization
Balance at December 31, 2024	$(216,231)	$(1,324)	$(14,253)	$(11,396)	$(243,204)
Amortization	(9,404)	—	(1,269)	(491)	(11,164)
Foreign currency translation adjustments and other	(14,712)	—	(382)	(244)	(15,338)
Balance at June 30, 2025	$(240,347)	$(1,324)	$(15,904)	$(12,131)	$(269,706)
Net Book Value at December 31, 2024	$185,781	$9,346	$18,012	$17,614	$230,753
Net Book Value at June 30, 2025	$189,516	$9,966	$17,672	$17,794	$234,948
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 5—Long-Term Debt:
Long-term debt at June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024
1.125% notes due 2025	$439,695	$393,346
1.625% notes due 2028	582,950	521,500
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	19,264	27,477
Finance lease obligations	117,401	118,796
Other	22,000	22,000
Unamortized discount and debt issuance costs	(79,900)	(88,566)
Total long-term debt	3,623,022	3,516,165
Less amounts due within one year	444,911	398,023
Long-term debt, less current portion	$3,178,111	$3,118,142
Accounts Receivable Purchase Agreement
We are party to a master receivables purchase agreement, under which we may sell up to approximately $93 million of available and eligible outstanding customer accounts receivable generated by sales to certain customers. The agreement is uncommitted and can be terminated by us or the purchaser upon notice in accordance with the terms of the agreement. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets as of the effective time of the sales transaction. During the three-month and six-month periods ended June 30, 2025, the Company sold and removed approximately $60.8 million of accounts receivable under this master receivables purchase agreement. The Company incurred approximately $0.1 million of interest expense and service fees associated with the master receivables purchase agreement during the three-month and six-month periods ended June 30, 2025.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Costs associated with the sales of receivables are reflected in the consolidated statements of income (loss) for the periods in which the sales occur.

NOTE 6—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30,	December 31,
	2025	2024
Transition tax on foreign earnings(a)	$—	$44,647
Operating leases(b)	94,510	99,514
Liabilities related to uncertain tax positions	249,062	259,586
Executive deferred compensation plan obligation	35,125	38,243
Environmental liabilities(c)	16,227	15,783
Asset retirement obligations	94,376	94,854
Tax indemnification liability(d)	11,973	12,567
Deferred revenue	384,277	78,027
Capital expenditure incentive payables(e)	159,424	74,506
Other(f)	99,824	101,477
Total	$1,144,798	$819,204
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
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the six-month period ended June 30, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. $43.8 million of deferred revenue is expected to be recognized within Net sales over the next twelve months and is reported in Accrued expenses on the consolidated balance sheet. There was no deferred revenue recognized in Net sales during the three-month and six-month periods ended June 30, 2025.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the six months ended June 30, 2025 (in thousands):

Beginning balance at December 31, 2024	$20,023
Expenditures	(397)
Accretion of discount	427
Foreign currency translation adjustments and other	350
Ending balance at June 30, 2025	20,403
Less amounts reported in Accrued expenses	4,176
Amounts reported in Other noncurrent liabilities	$16,227
Environmental remediation liabilities included discounted liabilities of $16.9 million at June 30, 2025 and December 31, 2024, discounted at rates with a weighted-average of 4.0%, and with the undiscounted amount totaling $34.3 million and $34.5 million at June 30, 2025 and December 31, 2024, respectively.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $12.0 million and $12.6 million at June 30, 2025 and December 31,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
2024, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At June 30, 2025, the Company believes its liability under such obligations is immaterial.

NOTE 8—Equity:
Common Stock
On May 6, 2025, the Company’s board of directors declared a cash dividend of $0.405 per share. This dividend was paid on July 1, 2025 to shareholders of record at the close of business as of June 13, 2025. On July 22, 2025, the Company’s board of directors declared a cash dividend of $0.405 per share, which is payable on October 1, 2025 to shareholders of record at the close of business as of September 12, 2025.
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
Dividends on the Mandatory Convertible Preferred Stock are payable on a cumulative basis when, as and if declared by the Albemarle board of directors, or an authorized committee thereof, at an annual rate of 7.25% on the liquidation preference of $1,000 per share, and may be paid in cash or, subject to certain limitations, in shares of common stock or, subject to certain limitations, any combination of cash and shares of common stock. Dividends that are declared on the Mandatory Convertible Preferred Stock will be payable quarterly to the holders of record on the February 15, May 15, August 15 and November 15 of each year, immediately preceding the relevant dividend payment date, whether or not such holders convert their Depositary Shares, or such Depositary Shares are automatically converted, after a record date and on or prior to the immediately succeeding dividend payment date. The Company pays a quarterly cash dividend of $18.125 per share of Mandatory Convertible Preferred Stock. Dividends are expected to be paid on March 1, June 1, September 1 and December 1 of each year ending on, and including, March 1, 2027.
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
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at June 30, 2025.
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(638,169)	$5,033	$(633,136)	$(586,620)	$(10,585)	$(597,205)
Other comprehensive income (loss) before reclassifications	268,742	165	268,907	(46,767)	4,060	(42,707)
Amounts reclassified from accumulated other comprehensive loss	16	(272)	(256)	16	2,557	2,573
Other comprehensive income (loss), net of tax	268,758	(107)	268,651	(46,751)	6,617	(40,134)
Other comprehensive income attributable to noncontrolling interests	(59)	—	(59)	(212)	—	(212)
Balance, end of period	$(369,470)	$4,926	$(364,544)	$(633,583)	$(3,968)	$(637,551)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(747,202)	$5,140	$(742,062)	$(536,601)	$8,075	$(528,526)
Other comprehensive income (loss) before reclassifications	377,741	(66)	377,675	(97,004)	(17,282)	(114,286)
Amounts reclassified from accumulated other comprehensive loss	32	(148)	(116)	33	5,239	5,272
Other comprehensive income (loss), net of tax	377,773	(214)	377,559	(96,971)	(12,043)	(109,014)
Other comprehensive income attributable to noncontrolling interests	(41)	—	(41)	(11)	—	(11)
Balance, end of period	$(369,470)	$4,926	$(364,544)	$(633,583)	$(3,968)	$(637,551)
(a)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During 2024, the Company dedesignated the remaining foreign currency forward contracts accounted for as cash flow hedges. The related loss was reclassified to Other (expenses) income, net during the six-month period ended June 30, 2024. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets. See Note 9, “Restructuring Charges and Asset Write-offs,” and Note 14, “Fair Value of Financial Instruments,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2025 and 2024 is provided in the following tables (in thousands):

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$263,101	$(107)	$262,994	$(46,747)	$9,453	$(37,294)
Income tax benefit (expense)	5,657	—	5,657	(4)	(2,836)	(2,840)
Other comprehensive income (loss), net of tax	$268,758	$(107)	$268,651	$(46,751)	$6,617	$(40,134)

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$372,119	$(214)	$371,905	$(96,964)	$(17,204)	$(114,168)
Income tax benefit (expense)	5,654	—	5,654	(7)	5,161	5,154
Other comprehensive income (loss), net of tax	$377,773	$(214)	$377,559	$(96,971)	$(12,043)	$(109,014)

NOTE 9—Restructuring Charges and Asset Write-offs:
Second Half 2024 Restructuring
In July 2024, the Company announced a comprehensive review of its cost and operating structure to proactively respond to ongoing industry headwinds, particularly in the lithium value chain, and to maintain a competitive position. As part of this review, the Company made the decision to stop construction of Kemerton Train 3 in Western Australia, and put Kemerton Train 2 into care and maintenance, as the Company determined the current lithium price environment makes it less economical to expand conversion in Australia. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts. Additionally, as part of this restructuring plan, the Company placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Production from the Chengdu site will be transferred to another processing facility in China.
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
Since inception the Company has recorded charges for this plan consisting of asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.1 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $36.9 million. Charges related to Second Half 2024 Restructuring were primarily recorded in the Energy Storage segment, with the exception of severance and employee benefits, which were recorded globally in Corporate and all segments. The Company does not expect any further material costs associated with the Second Half 2024 Restructuring.
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
Detail of Restructuring Charges and Liabilities
The following table provides details of our restructuring related charges for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$370	$564	$2,603	$747	$4,284

	Three Months Ended June 30, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$276,034	$2,525	$16,281	$2,625	$297,465

	Six Months Ended June 30, 2025
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$(6,878)	$2,184	$777	$7,368	$3,451

	Six Months Ended June 30, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$276,034	$18,861	$33,481	$5,374	$333,750
(a)    In 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a net favorable adjustment of asset write-offs. In the first half of 2024, asset write-offs primarily related to property, plant and equipment of the in-construction Kemerton Train 4. Asset write-off charges and changes in estimates were recorded in Restructuring charges and asset write-offs.
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
(d)    Other includes costs to put Kemerton Train 2 and the Chengdu, China conversion plant into care and maintenance and similar restructuring costs, and are recorded in Restructuring charges and asset write-offs. In addition, Other also includes the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss. A gain (loss) of $0.1 million and ($0.1) million recorded in Other (expenses) income, net for the three-month and six-month periods ended June 30, 2025, respectively, related to the Second Half 2024 Restructuring and a loss of $2.6 million and $5.4 million recorded in Other (expenses) income, net for the three-month and six-month periods ended June 30, 2024, respectively, related to the First Half 2024 Restructuring.
(e)    Severance and employee benefits related to Corporate and all segments. All other restructuring costs were primarily recorded in the Energy Storage segment.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables summarize the changes in restructuring liabilities for the six-month period ended June 30, 2025 (in thousands):

Second Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$15,867	$32,479	$8,811	$57,157
2025 charges	2,142	5,398	—	7,368	14,908
Change in estimate(a)	(9,020)	(3,214)	777	—	(11,457)
Cash payments	—	(13,390)	(5,259)	(3,540)	(22,189)
Asset write-off/hedge dedesignation	6,878	—	—	(7,368)	(490)
Foreign currency translation adjustments and other	—	327	(195)	—	132
Ending balance at June 30, 2025(b)	$—	$4,988	$27,802	$5,271	$38,061

First Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$—	$2,767	$—	$2,767
Cash payments	—	—	(1,742)	—	(1,742)
Other	—	—	(1,025)	—	(1,025)
Ending balance at June 30, 2025(b)	$—	$—	$—	$—	$—
(a)    In 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligation, as well as updated estimates of severance charges in the U.S., resulting in a favorable adjustment of asset write-offs and severance and employee benefits. Additionally, the Company negotiated revised contract cancellation costs with key suppliers, which resulted in adjustments of the restructuring related charges.
(b)    Approximately $25.6 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of June 30, 2025. $12.4 million of the liability is recorded in Other noncurrent liabilities as of June 30, 2025, and relates to certain take or pay liabilities that will be paid in line with the terms of the original contract through 2027.

NOTE 10—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Pension Benefits Cost (Credit):
Service cost	$1,447	$1,563	$2,844	$3,129
Interest cost	8,454	8,140	16,793	16,285
Expected return on assets	(8,588)	(8,838)	(17,123)	(17,668)
Amortization of prior service benefit	20	19	39	39
Total net pension benefits cost	$1,333	$884	$2,553	$1,785
Postretirement Benefits Cost:
Service cost	$5	$11	$10	$23
Interest cost	470	361	941	721
Total net postretirement benefits cost	$475	$372	$951	$744
Total net pension and postretirement benefits cost	$1,808	$1,256	$3,504	$2,529
All components of net benefit cost, other than service cost, are included in Other (expenses) income, net on the consolidated statements of income (loss).

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the three-month and six-month periods ended June 30, 2025, the Company made contributions of $4.7 million and $9.9 million, respectively, to its qualified and nonqualified plans and the U.S. postretirement benefit plan. During the three-month and six-month periods ended June 30, 2024, the Company made contributions of $4.6 million and $9.4 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

NOTE 11—Income Taxes:
The effective income tax rates for the three-month and six-month periods ended June 30, 2025 were (380.0)% and (107.8)%, respectively, compared to 6.2% and 5.2% for the three-month and six-month periods ended June 30, 2024, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The decreased effective tax rate in the three-month and six-month periods ended June 30, 2025, compared to the three-month and six-month periods ended June 30, 2024, was due to the impact of 2025 earnings in various jurisdictions. The difference between the U.S. federal statutory income tax rate of 21% and Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2025 was due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in the Company’s consolidated Australian entities and certain entities in China. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2024 was impacted by a variety of factors, primarily the location in which income was earned, including the valuation allowance for losses in certain entities in China, and an uncertain tax position recorded in Chile.

NOTE 12—Earnings Per Share:
Basic and diluted loss per share for the three-month and six-month periods ended June 30, 2025 and 2024 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic loss per share
Numerator:
Net income (loss) attributable to Albemarle Corporation	$22,897	$(188,198)	$64,245	$(185,750)
Mandatory convertible preferred stock dividends	(41,687)	(41,688)	(83,375)	(53,272)
Net loss attributable to Albemarle Corporation common shareholders	$(18,790)	$(229,886)	$(19,130)	$(239,022)
Denominator:
Weighted-average common shares for basic loss per share	117,665	117,528	117,634	117,489
Basic loss per share	$(0.16)	$(1.96)	$(0.16)	$(2.03)
Diluted loss per share
Numerator:
Net income (loss) attributable to Albemarle Corporation	$22,897	$(188,198)	$64,245	$(185,750)
Mandatory convertible preferred stock dividends	(41,687)	(41,688)	(83,375)	(53,272)
Net loss attributable to Albemarle Corporation common shareholders	$(18,790)	$(229,886)	$(19,130)	$(239,022)
Denominator:
Weighted-average common shares for diluted loss per share	117,665	117,528	117,634	117,489
Diluted loss per share	$(0.16)	$(1.96)	$(0.16)	$(2.03)
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Shares assuming the conversion of the mandatory convertible preferred stock	21,022	19,411	21,022	12,841
Shares under the stock compensation plans	1,543	1,140	1,352	1,018

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

The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease cost	$8,605	$9,572	$17,337	$19,118
Finance lease cost:
Amortization of right of use assets	2,026	2,357	4,024	3,665
Interest on lease liabilities	1,612	1,742	3,231	3,201
Total finance lease cost	3,638	4,099	7,255	6,866

Short-term lease cost	5,833	8,786	11,999	14,804
Variable lease cost	15,283	9,215	23,699	17,012
Total lease cost	$33,359	$31,672	$60,290	$57,800
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2025 and 2024 is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$17,042	$18,022
Operating cash flows from finance leases	3,222	6,318
Financing cash flows from finance leases	2,427	2,722
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	13,258	9,449
Finance leases	—	6,200
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2025 and December 31, 2024 is as follows (in thousands, except as noted):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2025	December 31, 2024
Operating leases:
Other assets	$111,265	$118,839

Accrued expenses	28,672	32,626
Other noncurrent liabilities	94,510	99,514
Total operating lease liabilities	123,182	132,140
Finance leases:
Net property, plant and equipment	114,024	117,038

Current portion of long-term debt	5,459	5,183
Long-term debt	111,942	113,613
Total finance lease liabilities	117,401	118,796
Weighted average remaining lease term (in years):
Operating leases	13.2	12.9
Finance leases	19.9	20.4
Weighted average discount rate (%):
Operating leases	4.39%	4.47%
Finance leases	5.55%	5.55%
Maturities of lease liabilities at June 30, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$17,175	$6,435
2026	24,876	11,472
2027	19,212	11,403
2028	15,446	11,265
2029	14,016	11,265
Thereafter	97,433	134,271
Total lease payments	188,158	186,111
Less imputed interest	64,976	68,710
Total	$123,182	$117,401

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

	June 30, 2025		December 31, 2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,638,202	$3,435,491	$3,532,713	$3,332,064

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As a result of the actions taken at Kemerton Trains 3 and 4 during 2024, the Company dedesignated the remaining hedged foreign currency forward contracts. During the three-month and six-month periods ended June 30, 2025, the Company recorded a gain (loss) in Other income, net of $0.1 million and ($0.1) million, respectively, from the reclassification of the hedged balance from Accumulated other comprehensive loss. During the three-month and six-month periods ended June 30, 2024, the Company recorded a loss in Other income, net of $2.6 million and $5.4 million, respectively, from the reclassification of the hedged balance from Accumulated other comprehensive loss. The balance of the settled hedged foreign currency forward contracts associated with the construction of Kemerton Trains 1 and 2 assets placed into service will be reclassified to earnings over the life of the related assets.
In connection with our risk management strategies, we also enter into other derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At June 30, 2025 and December 31, 2024, we had outstanding non-designated derivative financial instruments with notional values totaling $4.2 billion and $6.9 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2025, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Not designated as hedging instruments
Other current assets	$3,982	$—	$4,347	$—
Accrued expenses	—	3,776	—	6,586
Other noncurrent liabilities	—	4,703	—	4,766
Total not designated as hedging instruments	$3,982	$8,479	$4,347	$11,352
The following table summarizes the net gains (losses) recognized for our derivative financial instruments during the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Designated as hedging instruments
Gain (loss) recognized in Other comprehensive income (loss)	$165	$4,060	$(66)	$(17,282)
Gain (loss) recognized in Other (expenses) income, net	$272	$(2,557)	$148	$(5,239)
Not designated as hedging instruments
Gain (loss) recognized in Other (expenses) income, net(a)	$112,344	$(1,847)	$164,422	$12,975
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other (expenses) income, net.
In addition, for the six-month periods ended June 30, 2025 and 2024, we recorded net cash receipts of $161.9 million and $11.2 million, respectively, in Other, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$35,125	$35,125	$—	$—
Public equity securities(b)	$13,075	$13,075	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,496	$—	$—	$—
Derivative financial instruments(e)	$3,982	$—	$3,982	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$35,125	$35,125	$—	$—
Derivative financial instruments(e)	$8,479	$—	$8,479	$—

	December 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(f)	$313,991	$—	$—	$313,991
Investments under executive deferred compensation plan(a)	$38,243	$38,243	$—	$—
Public equity securities(b)	$17,910	$17,910	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,472	$—	$—	$—
Derivative financial instruments(e)	$4,347	$—	$4,347	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$38,243	$38,243	$—	$—
Derivative financial instruments(e)	$11,352	$—	$11,352	$—
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
(b)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes are reported in Other (expenses) income, net in our consolidated statements of income (loss). See Note 3, “Investments,” for further details.
(c)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other (expenses) income, net in our consolidated statements of income (loss).
(d)Holdings in certain private equity securities are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy.
(e)The derivative financial instruments are primarily comprised of foreign currency forward contracts. As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates which may adversely affect our operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 14, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.
(f)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS sale on June 1, 2021. A third-party estimate of the fair value was prepared using expected future cash flows over the period up to when the asset was likely to be redeemed, applying a discount rate that appropriately captures a market participant's view of the risk associated with the investment. These were considered to be Level 3 inputs. In June 2025, the Company agreed to redeem the preferred equity and we recognized the investment from the consolidated balance sheet. See Note 3, “Investments,” for further details.

The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2024	$313,991
PIK dividends	19,830
Cash received for tax liability	(7,820)
Cash proceeds from redemption of preferred equity	(288,000)
Realized loss from redemption of preferred equity	(38,001)
Ending balance at June 30, 2025	$—

NOTE 16—Related Party Transactions:
Our consolidated statements of income (loss) include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales to unconsolidated affiliates	$676	$227	$2,212	$2,185
Purchases from unconsolidated affiliates(a)	$144,233	$181,256	$303,439	$318,453
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2025	December 31, 2024
Receivables from unconsolidated affiliates	$681	$11,950
Payables to unconsolidated affiliates(a)	$121,464	$150,432
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly reviewed by the CODM for the three-month and six-month periods ended June 30, 2025 and 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total Segments
Three Months Ended June 30, 2025
Net sales(a)	$717,656	$351,560	$260,776	$1,329,992
Cost of goods sold(b)	(526,884)	(240,432)	(207,734)	(975,050)
Selling, general and administrative expenses(b)	(48,712)	(23,830)	(24,217)	(96,759)
Other segment items(c)	(1,659)	(2,025)	(6,754)	(10,438)
Equity in net income of unconsolidated investments(d)	79,324	—	6,496	85,820
Net income attributable to noncontrolling interests	—	(12,296)	—	(12,296)
Adjusted EBITDA by segment	$219,725	$72,977	$28,567	$321,269
Three Months Ended June 30, 2024
Net sales(a)	$830,110	$334,600	$265,675	$1,430,385
Cost of goods sold(b)	(867,722)	(236,239)	(206,414)	(1,310,375)
Selling, general and administrative expenses(b)	(67,614)	(26,732)	(22,690)	(117,036)
Other segment items(c)	(6,343)	(5,564)	(6,618)	(18,525)
Equity in net income of unconsolidated investments(d)	394,548	—	7,883	402,431
Net income attributable to noncontrolling interests	—	(11,890)	—	(11,890)
Adjusted EBITDA by segment	$282,979	$54,175	$37,836	$374,990
Six Months Ended June 30, 2025
Net sales(a)	$1,242,221	$672,574	$492,078	$2,406,873
Cost of goods sold(b)	(892,405)	(471,658)	(381,211)	(1,745,274)
Selling, general and administrative expenses(b)	(93,247)	(44,209)	(46,242)	(183,698)
Other segment items(c)	(4,209)	(4,818)	(13,266)	(22,293)
Equity in net income of unconsolidated investments(d)	153,720	—	15,796	169,516
Net income attributable to noncontrolling interests	—	(20,246)	—	(20,246)
Adjusted EBITDA by segment	$406,080	$131,643	$67,155	$604,878
Six Months Ended June 30, 2024
Net sales(a)	$1,631,008	$650,665	$509,448	$2,791,121
Cost of goods sold(b)	(1,644,304)	(461,402)	(408,831)	(2,514,537)
Selling, general and administrative expenses(b)	(132,028)	(51,702)	(42,616)	(226,346)
Other segment items(c)	(12,981)	(13,198)	(13,890)	(40,069)
Equity in net income of unconsolidated investments(d)	639,280	—	15,704	654,984
Net income attributable to noncontrolling interests	—	(25,007)	—	(25,007)
Adjusted EBITDA by segment	$480,975	$99,356	$59,815	$640,146
(a)Intersegment sales are not considered material.
(b)The significant expense categories and amounts align with the segment information that is regularly provided to the CODM. Excludes depreciation and amortization, and non-operating, non-recurring or unusual items as described in the reconciliation of total segment adjusted EBITDA to consolidated Net income (loss) attributable to Albemarle Corporation below.
(c)Other segment items are comprised of Research and development expenses excluding depreciation and amortization.
(d)Excludes Albemarle’s 49% ownership interest in the income tax expense of the Windfield joint venture.
The Company reconciles the total segment adjusted EBITDA to the consolidated Net income (loss) attributable to Albemarle Corporation given the impact of equity in net income from unconsolidated investments, the majority of which relates to the Windfield joint venture. This reconciliation reflects the strategic and operational significance of the Company’s joint ventures and aligns with our allocation of equity in net income from unconsolidated investments at the segment level,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
representing each segment's contribution to the Company's overall financial performance. See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income (loss) attributable to Albemarle Corporation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total segment adjusted EBITDA	$321,269	$374,990	$604,878	$640,146
Corporate expenses, net	15,206	11,370	(1,259)	37,450
Depreciation and amortization	(168,731)	(138,279)	(330,485)	(262,030)
Interest and financing expenses	(49,939)	(35,187)	(98,916)	(73,156)
Income tax (expense) benefit	(34,094)	30,660	(30,116)	34,381
Proportionate share of Windfield income tax expense(a)	(33,150)	(119,780)	(58,476)	(193,469)
Acquisition and integration related costs(b)	(1,768)	(1,581)	(3,208)	(3,488)
Restructuring charges and asset write-offs(c)	(4,284)	(297,465)	(3,451)	(333,750)
Non-operating pension and OPEB items	(336)	337	(611)	662
Gain (loss) in fair value of public equity securities(d)	186	(17,780)	(4,836)	(60,939)
Other(e)	(21,462)	4,517	(9,275)	28,443
Net income (loss) attributable to Albemarle Corporation	$22,897	$(188,198)	$64,245	$(185,750)
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(c)See Note 9, “Restructuring Charges and Asset Write-offs,” for further details.
(d)Represents the net change in fair value of investments in public equity securities for the three-month and six-month periods ended June 30, 2025, recorded in Other (expenses) income, net. The three-month and six-month periods ended June 30, 2024 included losses of $17.8 million and $27.2 million, respectively, recorded in Other (expenses) income, net, resulting from the net change in fair value of investments in public equity securities and a loss of $33.7 million recorded in Other (expenses) income, net, for the six months ended June 30, 2024 resulting from the sale of investments in public equity securities.
(e)Included amounts for the three months ended June 30, 2025 recorded in:
•SG&A - $8.3 million of gains from the sale of assets not part of our production operations, partially offset by $1.8 million of severance expenses not related to a restructuring plan.
•Other (expenses) income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary, partially offset by $10.1 million of income from PIK dividends of that preferred equity prior to redemption. See Note 3, “Investments,” for further details.
Included amounts for the three months ended June 30, 2024 recorded in:
•SG&A - $5.1 million of expenses related to certain historical legal and environmental matters.
•Other (expenses) income, net - $8.9 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations.
Included amounts for the six months ended June 30, 2025 recorded in:
•SG&A - $11.4 million of gains from the sale of assets not part of our production operations, partially offset by $1.8 million of severance expenses not related to a restructuring plan and $0.6 million of expenses related to certain historical legal matters.
•Other (expenses) income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary and $1.9 million of charges for asset retirement obligations at a site not part of our operations, partially offset by $19.8 million of income from PIK dividends of the preferred equity in a Grace subsidiary prior to redemption and a $1.9 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the six months ended June 30, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $5.2 million of expenses related to certain historical legal and environmental matters.
•Other (expenses) income, net - $17.6 million of income from PIK dividends of preferred equity in a Grace subsidiary, a $17.3 million gain primarily from the sale of assets at a site not part of our operations, a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Total assets and investments in equity method investees by segment at June 30, 2025 and December 31, 2024 were as follows (in thousands):

	June 30,	December 31,
	2025	2024
Assets:
Energy Storage	$11,352,593	$11,285,847
Specialties	2,016,135	1,843,564
Ketjen	1,537,201	1,426,189
Total segment assets	14,905,929	14,555,600
Corporate	2,385,998	2,054,049
Total assets	$17,291,927	$16,609,649
Investments in equity method investees:
Energy Storage	$663,219	$585,569
Ketjen	157,706	140,915
Total investments in equity method investees	$820,925	$726,484
Additional segment information for the three-month and six-month periods ended June 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization:
Energy Storage	$127,175	$100,433	$247,523	$187,707
Specialties	25,668	23,170	51,401	45,607
Ketjen	13,328	12,937	26,758	25,294
Total segment depreciation and amortization	166,171	136,540	325,682	258,608
Corporate	2,560	1,739	4,803	3,422
Total depreciation and amortization	$168,731	$138,279	$330,485	$262,030
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$53,851	$276,037	$104,696	$447,571
Ketjen	6,496	7,883	15,796	15,704
Total segment equity in net income of unconsolidated investments (net of tax)	60,347	283,920	120,492	463,275
Corporate(a)	17,911	2,958	22,052	4,103
Total equity in net income of unconsolidated investments (net of tax)	$78,258	$286,878	$142,544	$467,378
Capital expenditures:
Energy Storage	$58,513	$322,464	$152,956	$767,777
Specialties	23,734	78,169	85,959	167,314
Ketjen	35,934	34,282	58,305	69,465
Total segment capital expenditures	118,181	434,915	297,220	1,004,556
Corporate	1,447	12,699	5,032	22,380
Total capital expenditures	$119,628	$447,614	$302,252	$1,026,936
(a)Corporate equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$100,149	$320,773
Common stock issued for annual incentive bonus plan(a)	—	11,545
(a)During the six-month period ended June 30, 2024, the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.
Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six-month period ended June 30, 2025 included the receipt of a $350.0 million customer prepayment. See Note 6, “Other Noncurrent Liabilities,” for further details. Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2025 and 2024 included $44.6 million and $82.7 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act from Other noncurrent liabilities to Income taxes payable within current liabilities.

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
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2025 and 2024. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.”
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
Second Quarter 2025
During the second quarter of 2025:
•Our board of directors declared a quarterly dividend of $0.405 per share on May 6, 2025, which was paid on July 1, 2025 to common shareholders of record at the close of business as of June 13, 2025.
•We published our 2024 Sustainability Report, Values-Led, Purpose-Driven, providing an update on our achievements in line with the Company’s sustainability goals.

•In June 2025, the Company agreed to redeem the preferred equity of a W.R. Grace & Co. (“Grace”) subsidiary (originally issued as part of the proceeds from the sale of the fine chemistry services (“FCS”) business in 2021) for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities.
•Our net sales for the quarter were $1.3 billion; volumes grew by 9% year-over-year in total, driven by 15% growth in Energy Storage; adjusted EBITDA improved year-over-year in Specialties.
•Cash flows from operations during the first six months of 2025 were $538.2 million, an increase of 16% from the prior year.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the global market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as trade policies and tariffs, slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, 2024 and the first half of 2025, lithium index pricing dropped significantly. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our long-term business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
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
The Company continues to monitor the potential impact of tariffs proposed or imposed by the U.S. and internationally. At this time we do not expect a material, direct impact to our financial statements from the tariffs announced to date. The potential direct exposure of the Energy Storage segment to proposed or imposed tariffs is expected to be minimal as most of our China production is sold into China or other Asian countries, and some critical materials are fully or partially exempt from tariffs in their currently proposed form. While there may be an impact to the Specialties and Ketjen businesses, we do not expect it to be material due to our global footprint and planned mitigation actions. In July 2025, legislation commonly known as the “One Big Beautiful Bill Act” was signed into law. Among other potential impacts, this bill included a number of tax provisions including extending existing provisions that were set to expire, substantive changes in international tax rules, and the repeal or phase outs of certain energy tax credits. We are evaluating the impacts of this legislation on our financial statements. In addition, relating to the current situation in the Middle East, our business operations have continued as normal with some shipping and raw material delays. We are monitoring the situation and will continue to make efforts to protect the safety of our employees and the health of our business.
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2025 as lithium market prices are at lower levels compared to 2024. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be flat to slightly higher than prior year as we ramp up production from our Meishan, China production facility and decrease reliance on tolling arrangements. We could record inventory valuation charges in 2025 if lithium prices continue to deteriorate during the projected period of conversion and sale. Global EV sales are expected to continue to increase over the prior year, driving continued demand for lithium batteries.
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
Ketjen: Total Ketjen results in 2025 are expected to increase year-over-year due to favorable fluidized catalytic cracking (“FCC”) volumes, partially offset by lower clean fuel technologies (“CFT”) volumes due to order timing. The FCC market is expected to remain stable. Hydroprocessing catalysts (“HPC”) demand is project-driven, based on the refineries taking turnarounds.
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

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of income (loss). Certain percentage changes are considered not meaningful (“NM”).

Second Quarter 2025 Compared to Second Quarter 2024

Net Sales

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Net sales	$1,329,992	$1,430,385	$(100,393)	(7)%
•$233.4 million decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$129.1 million increase primarily attributable to higher sales volume in Energy Storage and Specialties
•$3.9 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit (Loss)

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Gross profit (loss)	$196,876	$(10,578)	$207,454	NM
Gross profit (loss) margin	14.8%	(0.7)%
•Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Higher sales volume primarily attributable to Energy Storage and Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Selling, general and administrative expenses	$132,457	$166,423	$(33,966)	(20)%
Percentage of Net sales	10.0%	11.6%
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs
•$8.3 million of gains from the sale of assets not part of our production operations in 2025
•$5.1 million of expenses related to certain historical legal and environmental matters in 2024

Restructuring Charges and Asset Write-Offs

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Restructuring charges and asset write-offs	$4,448	$294,840	$(290,392)	NM
•2025 primarily included adjustments to contract cancellation costs with key suppliers and costs to put Kemerton Train 2 into care and maintenance as part of the restructuring plan
•2024 included capital project asset write-offs and associated contract cancellation costs for our Kemerton facility, and severance and employee benefit costs at Corporate and each of the segments

Research and Development Expenses

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Research and development expenses	$12,444	$20,770	$(8,326)	(40)%
Percentage of Net sales	0.9%	1.5%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts
Interest and Financing Expenses

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Interest and financing expenses	$(49,939)	$(35,187)	$(14,752)	42%
•Lower capitalized interest in 2025 resulting from stopping construction of Kemerton Trains 3 and 4 and other projects, as well as the overall reduction of capital expenditure spending

Other (Expenses) Income, Net

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Other (expenses) income, net	$(6,559)	$33,666	$(40,225)	NM
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$11.9 million decrease attributable to interest income from lower cash balances in 2025
•$5.9 million decrease attributable to foreign exchange impacts from lower gains recorded in 2025. Foreign exchange impact in 2024 includes a loss of $2.6 million due to the reclass from accumulated other comprehensive loss related to the dedesignation of cash flow hedge.
•2025 included a gain of $0.2 million related to the fair market value adjustment of equity securities in public companies compared to $17.8 million of losses for similar fair value adjustments in 2024

Income Tax Expense (Benefit)

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Income tax expense (benefit)	$34,094	$(30,660)	$64,754	NM
Effective income tax rate	(380.0)%	6.2%
•Change in 2025 primarily driven by the geographic mix of earnings, including the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities
•2024 included the impact from the valuation allowance for losses in certain China entities

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Equity in net income of unconsolidated investments	$78,258	$286,878	$(208,620)	(73)%
•Decreased earnings primarily due to lower pricing from the Windfield joint venture. The impact of lower spodumene pricing driving the decrease in equity in net income of Windfield is offset in Cost of goods sold as lower input costs
•$21.4 million increase attributable to favorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Net income attributable to noncontrolling interests	$(12,296)	$(11,604)	$(692)	6%
•Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to increased sales volume, partially offset by lower pricing
Net Income (Loss) Attributable to Albemarle Corporation

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Net income (loss) attributable to Albemarle Corporation	$22,897	$(188,198)	$211,095	NM
Percentage of Net sales	1.7%	(13.2)%
Net loss attributable to Albemarle Corporation common shareholders	$(18,790)	$(229,886)	$211,096	(92)%
Basic loss per share attributable to common shareholders	$(0.16)	$(1.96)	$1.80	(92)%
Diluted loss per share attributable to common shareholders	$(0.16)	$(1.96)	$1.80	(92)%
•Increase in 2025 results due to reasons noted above
•Net loss attributable to Albemarle Corporation common shareholders includes reductions of $41.7 million for mandatory convertible preferred stock dividends in both 2025 and 2024

Other Comprehensive Income (Loss), Net of Tax

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Other comprehensive income (loss), net of tax	$268,651	$(40,134)	$308,785	NM
•Foreign currency translation and other	$268,758	$(46,751)	$315,509	NM
•2025 included favorable movements in the Euro of approximately $239 million, the Taiwanese Dollar of approximately $15 million, the Chinese Renminbi of approximately $5 million and a net favorable variance in various other currencies of approximately $10 million
•2024 included unfavorable movements in the Euro of approximately $34 million, the Japanese Yen of approximately $7 million, the Brazilian Real of approximately $6 million and a net unfavorable variance in various other currencies of approximately $4 million, partially offset by favorable movements in the Chinese Renminbi of approximately $3 million

•Cash flow hedge	$(107)	$6,617	$(6,724)	NM
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

	Three Months Ended June 30,				Percentage Change
	2025	%	2024	%	2025 vs 2024
	(In thousands, except percentages)
Net sales:
Energy Storage	$717,656	54.0%	$830,110	58.0%	(14)%
Specialties	351,560	26.4%	334,600	23.4%	5%
Ketjen	260,776	19.6%	265,675	18.6%	(2)%
Total net sales	$1,329,992	100.0%	$1,430,385	100.0%	(7)%

Adjusted EBITDA:
Energy Storage	$219,725	65.3%	$282,979	73.2%	(22)%
Specialties	72,977	21.7%	54,175	14.0%	35%
Ketjen	28,567	8.5%	37,836	9.8%	(24)%
Total segment adjusted EBITDA	321,269	95.5%	374,990	97.0%	(14)%
Corporate	15,206	4.5%	11,370	3.0%	34%
Total adjusted EBITDA	$336,475	100.0%	$386,360	100.0%	(13)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,
	2025	2024
Total segment adjusted EBITDA	$321,269	$374,990
Corporate expenses, net	15,206	11,370
Depreciation and amortization	(168,731)	(138,279)
Interest and financing expenses	(49,939)	(35,187)
Income tax (expense) benefit	(34,094)	30,660
Proportionate share of Windfield income tax expense(a)	(33,150)	(119,780)
Acquisition and integration related costs(b)	(1,768)	(1,581)
Restructuring charges and asset write-offs(c)	(4,284)	(297,465)
Non-operating pension and OPEB items	(336)	337
Gain (loss) in fair value of public equity securities(d)	186	(17,780)
Other(e)	(21,462)	4,517
Net income (loss) attributable to Albemarle Corporation	$22,897	$(188,198)
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
(d)Represents the net change in fair value of investments in public equity securities for the three-month periods ended June 30, 2025 and 2024, recorded in Other (expenses) income, net.
(e)Included amounts for the three months ended June 30, 2025 recorded in:
•SG&A - $8.3 million of gains from the sale of assets not part of our production operations, partially offset by $1.8 million of severance expenses not related to a restructuring plan.
•Other (expenses) income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary, partially offset by $10.1 million of income from PIK dividends of that preferred equity prior to redemption. See Note 3, “Investments,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
Included amounts for the three months ended June 30, 2024 recorded in:
•SG&A - $5.1 million of expenses related to certain historical legal and environmental matters.
•Other (expenses) income, net - $8.9 million of income from PIK dividends of preferred equity in a Grace subsidiary and a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations.

Energy Storage

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Net sales	$717,656	$830,110	$(112,454)	(14)%
•$233.3 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$120.9 million increase attributable to higher sales volume driven by customer demand, partially offset by reduced tolling volumes

Adjusted EBITDA	$219,725	$282,979	$(63,254)	(22)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity earnings from lower pricing from the Windfield joint venture. The impact of lower spodumene pricing offsets lower input costs in Cost of Goods Sold
•Savings from designed restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing

Specialties

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Net sales	$351,560	$334,600	$16,960	5%
•$19.2 million increase attributable to higher sales volumes related to increased demand
•$4.9 million decrease primarily attributable to unfavorable pricing impacts in lithium specialties, partially offset by favorable pricing in bromine and derivatives
•$2.7 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$72,977	$54,175	$18,802	35%
•Higher sales volume related to increased demand •Savings from designed restructuring and productivity improvements •Lower input costs from raw materials •Unfavorable pricing impacts
Ketjen

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Net sales	$260,776	$265,675	$(4,899)	(2)%
•$11.0 million decrease attributable to lower sales volume, primarily due to the timing of sales
•$4.8 million increase attributable to favorable pricing impacts due to the product mix
•$1.3 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$28,567	$37,836	$(9,269)	(24)%
•Lower sales volume, primarily due to the timing of sales •Lower manufacturing input and fixed costs
Corporate

In thousands	Q2 2025	Q2 2024	$ Change	% Change
Adjusted EBITDA	$15,206	$11,370	$3,836	34%
•$15.3 million increase attributable to favorable currency exchange impacts, including a $21.4 million increase in foreign exchange impacts from our Windfield joint venture
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs

First Six Months 2025 Compared to First Six Months 2024

Net Sales

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$2,406,873	$2,791,121	$(384,248)	(14)%
•$521.5 million decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$143.5 million increase attributable to higher sales volume in Energy Storage and Specialties
•$6.1 million of unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Gross profit	$353,175	$28,360	$324,815	NM
Gross profit margin	14.7%	1.0%
•Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Higher sales volume in Energy Storage and Specialties
•Unfavorable currency exchange impacts resulting from the stronger U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Selling, general and administrative expenses	$255,959	$327,799	$(71,840)	(22)%
Percentage of Net sales	10.6%	11.7%
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs
•$11.4 million of gains from the sale of assets not part of our production operations in 2025
•$5.2 million of expenses related to certain historical legal and environmental matters in 2024

Restructuring Charges and Asset Write-Offs

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Restructuring charges and asset write-offs	$3,385	$328,376	$(324,991)	NM
•2025 primarily included adjustments to contract cancellation costs with key suppliers and costs to put the Chengdu, China conversion facility and Kemerton Train 2 into care and maintenance as part of the restructuring plan. These costs were partially offset by proceeds for certain Kemerton equipment, and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a favorable adjustment of asset write-offs
•2024 included capital project asset write-offs and associated contract cancellation costs for our Kemerton facility and certain other projects, and severance and employee benefit costs at Corporate and each of the segments

Research and Development Expenses

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Research and development expenses	$26,543	$44,302	$(17,759)	(40)%
Percentage of Net sales	1.1%	1.6%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts

Interest and Financing Expenses

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Interest and financing expenses	$(98,916)	$(73,156)	$(25,760)	35%

•Lower capitalized interest in 2025 resulting from stopping construction of Kemerton Trains 3 and 4 and other projects, as well as the overall reduction of capital expenditure spending
•Partially offset by lower debt balances in 2025 with commercial paper outstanding during the first quarter of 2024

Other Income, Net

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Other income, net	$3,691	$83,567	$(79,876)	(96)%
•$68.2 million decrease attributable to foreign exchange impacts from losses recorded in 2025 compared to gains recorded in 2024
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$11.6 million decrease attributable to interest income from lower cash balances in 2025
•2025 included losses of $4.8 million related to the fair market value adjustment of equity securities in public companies compared to $60.9 million of losses for similar fair value adjustments and sales of equity securities in 2024
•$17.3 million gain in 2024 primarily from the sale of assets at a site not part of our operations

Income Tax Expense (Benefit)

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Income tax expense (benefit)	$30,116	$(34,381)	$64,497	NM
Effective income tax rate	(107.8)%	5.2%
•Change in 2025 primarily driven by the geographic mix of earnings, including the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities
•2024 included the impact from the valuation allowance for losses in certain China entities

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Equity in net income of unconsolidated investments	$142,544	$467,378	$(324,834)	(70)%
•Decreased earnings primarily due to lower pricing from the Windfield joint venture. The impact of lower spodumene pricing driving the decrease in equity in net income of Windfield is offset above in Cost of goods sold as lower input costs
•$25.6 million increase attributable to favorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net income attributable to noncontrolling interests	$(20,246)	$(25,803)	$5,557	(22)%
•Decrease in consolidated income related to our JBC joint venture primarily due to lower pricing
Net Income (Loss) Attributable to Albemarle Corporation

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net income (loss) attributable to Albemarle Corporation	$64,245	$(185,750)	$249,995	NM
Percentage of Net sales	2.7%	(6.7)%
Net loss attributable to Albemarle Corporation common shareholders	$(19,130)	$(239,022)	$219,892	NM
Basic loss per share	$(0.16)	$(2.03)	$1.87	NM
Diluted loss per share	$(0.16)	$(2.03)	$1.87	NM
•Increase in 2025 results due to reasons noted above
•Net loss attributable to Albemarle Corporation common shareholders includes reductions of $83.4 million and $53.3 million for mandatory convertible preferred stock dividends in 2025 and 2024, respectively

Other Comprehensive Income (Loss), Net of Tax

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Other comprehensive income (loss), net of tax	$377,559	$(109,014)	$486,573	NM
•Foreign currency translation and other	$377,773	$(96,971)	$474,744	NM
•2025 included favorable movements in the Euro of approximately $339 million, the Taiwanese Dollar of approximately $14 million, the Japanese Yen of approximately $9 million and the Brazilian Real of approximately $5 million and a net favorable variance in various other currencies of approximately $11 million
•2024 included unfavorable movements in the Euro of approximately $73 million, the Japanese Yen of approximately $13 million, the Brazilian Real of approximately $8 million, the Taiwanese Dollar of approximately $5 and a net unfavorable variance in various other currencies of $6 million, partially offset by favorable movements in the Chinese Renminbi of approximately $10 million

•Cash flow hedge	$(214)	$(12,043)	$11,829	NM

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Six Months Ended June 30,				Percentage Change
	2025	%	2024	%	2025 vs 2024
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,242,221	51.6%	$1,631,008	58.4%	(24)%
Specialties	672,574	28.0%	650,665	23.3%	3%
Ketjen	492,078	20.4%	509,448	18.3%	(3)%
Total net sales	$2,406,873	100.0%	$2,791,121	100.0%	(14)%

Adjusted EBITDA:
Energy Storage	$406,080	67.3%	$480,975	71.0%	(16)%
Specialties	131,643	21.8%	99,356	14.7%	32%
Ketjen	67,155	11.1%	59,815	8.8%	12%
Total segment adjusted EBITDA	604,878	100.2%	640,146	94.5%	(6)%
Corporate	(1,259)	(0.2)%	37,450	5.5%	NM
Total adjusted EBITDA	$603,619	100.0%	$677,596	100.0%	(11)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Six Months Ended June 30,
	2025	2024
Total segment adjusted EBITDA	$604,878	$640,146
Corporate expenses, net	(1,259)	37,450
Depreciation and amortization	(330,485)	(262,030)
Interest and financing expenses	(98,916)	(73,156)
Income tax (expense) benefit	(30,116)	34,381
Proportionate share of Windfield income tax expense(a)	(58,476)	(193,469)
Acquisition and integration related costs(b)	(3,208)	(3,488)
Restructuring charges and asset write-offs(c)	(3,451)	(333,750)
Non-operating pension and OPEB items	(611)	662
Loss in fair value on public equity securities(d)	(4,836)	(60,939)
Other(e)	(9,275)	28,443
Net income (loss) attributable to Albemarle Corporation	$64,245	$(185,750)
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

(d)Loss of $33.7 million recorded in Other income, net for the six months ended June 30, 2024 resulting from the sale of investments in public equity securities and a loss of $4.8 million and $27.2 million recorded in Other income, net for the six months ended June 30, 2025 and 2024, respectively, resulting from the change in fair value of investments in public equity securities.
(e)Included amounts for the six months ended June 30, 2025 recorded in:
•SG&A - $11.4 million of gains from the sale of assets not part of our production operations, partially offset by $1.8 million of severance expenses not related to a restructuring plan and $0.6 million of expenses related to certain historical legal matters.
•Other income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary and $1.9 million of charges for asset retirement obligations at a site not part of our operations, partially offset by $19.8 million of income from PIK dividends of the preferred equity in a Grace subsidiary prior to redemption and a $1.9 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses.
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

Energy Storage

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$1,242,221	$1,631,008	$(388,787)	(24)%
•$507.1 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$121.7 million increase attributable to higher sales volume driven by customer demand
•$3.4 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$406,080	$480,975	$(74,895)	(16)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity earnings from lower pricing from the Windfield joint venture in Energy Storage. The impact of lower spodumene pricing offsets lower input costs in Cost of Goods Sold
•Savings from designed restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing
•$6.7 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$672,574	$650,665	$21,909	3%
•$53.1 million increase attributable to higher sales volume related to increased demand
•$29.5 million decrease primarily attributable to unfavorable pricing impacts in lithium specialties, partially offset by favorable pricing in bromine and derivatives
•$1.6 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$131,643	$99,356	$32,287	32%

•Higher sales volume related to increased demand
•Savings from designed restructuring and productivity improvements
•Lower input costs from raw materials
•Unfavorable pricing impacts
•$1.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$492,078	$509,448	$(17,370)	(3)%
•$31.4 million decrease attributable to lower sales volume in FCC and CFT
•$15.1 million increase attributable to favorable pricing impacts
•$1.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$67,155	$59,815	$7,340	12%
•Lower manufacturing fixed costs
•Favorable product mix in CFT
•Lower sales volume
•$1.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Corporate

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Adjusted EBITDA	$(1,259)	$37,450	$(38,709)	NM
•$42.5 million decrease attributable to unfavorable currency exchange impacts, net of a $25.6 million increase in foreign exchange impacts from our Windfield joint venture
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs

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
Cash Flow
During the first six months of 2025, cash on hand, cash provided by operations and $288.0 million received from the redemption of preferred equity funded $302.3 million of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $95.2 million and dividends to mandatory convertible preferred shareholders of $83.4 million. Our operations provided $538.2 million of cash flows during the first six months of 2025, as compared to $465.1 million for the first six months of 2024. The change compared to prior year was primarily due to a decrease in cash flows from working capital changes, the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025 and increased earnings from Specialties and Ketjen, partially offset by lower dividends received from unconsolidated investments and decreased earnings from the Energy Storage segment, driven by lower lithium market prices. Net cash outflows from working capital changes (including the inventory net realizable value adjustment) in 2025 were driven by increased inventory balances in 2025 from the timing of shipments. The lower lithium pricing drove a material increase in working capital changes in 2024 driving lower inventory, accounts receivable and payable balances. Overall, our cash and cash equivalents increased by $614.6 million to $1.8 billion at June 30, 2025 from $1.2 billion at December 31, 2024.
Capital expenditures for the six-month period ended June 30, 2025 of $302.3 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be between $650 million and $700 million in 2025, reflecting the announced new level of spending to unlock cash flow over the near term and generate long-term financial flexibility. The forecasted lower capital expenditures compared to prior years reflect reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
In June 2025, the Company agreed to redeem the preferred equity of a Grace subsidiary (originally issued as part of the proceeds from the sale of the FCS business in 2021) for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. Prior to its redemption, the preferred equity had a fair value of $326.0 million, which was reported in Investments in the consolidated balance sheets. Following the redemption, we recorded a loss of $38.0 million within Other (expenses) income, net for the three-month and six-month periods ended June 30, 2025, representing the difference between the cash received and the recorded fair value.
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the six-month period ended June 30, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years.
We have recently taken proactive actions to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. As part of these actions, we transitioned to a new operating structure from two core global business units to a fully integrated functional model (excluding Ketjen), stopped construction of Kemerton Train 3 and 4, placed Kemerton Train 2 into care and maintenance, as well as deferred spending and investments in certain other capital projects. Additionally, as part of this restructuring plan, we placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $1.0 billion, severance and employee benefits of $72.3 million, contract cancellation costs of $63.0 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $42.3 million.
Net current assets were $2.6 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively. The increase is primarily due to an increased cash balance from the receipt of an Energy Storage customer prepayment of $350.0 million and $288.0 million from the redemption of the Grace preferred stock in 2025. In addition, as noted above, the inventories balance increased $138.4 million from December 31, 2024. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On May 6, 2025, our board of directors declared a cash dividend of $0.405, which was paid on July 1, 2025 to shareholders of record at the close of business as of June 13, 2025.
At June 30, 2025 and December 31, 2024, our cash and cash equivalents included $1.2 billion and $833.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2024, we repatriated $28.8 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first six months of 2025.
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
Given current economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s future earnings, on October 31, 2024, we further amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of June 30, 2025. As of June 30, 2025 there were no borrowings outstanding under the 2022 Credit Agreement.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the current market pricing of lithium. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 5.75:1.0 as of the end of the second quarter of 2025, (ii) 5.50:1.0 as of the end of the third quarter of 2025, (iii) 5.00:1.0 as of the end of fourth quarter of 2025, (iv) 4.75:1.0 as of the end of each of first and second quarter of 2026, and (v) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from the issuance of funded debt in excess of $500 million.
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
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion, with none outstanding as of June 30, 2025.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At June 30, 2025 and December 31, 2024 there were $159.4 million and $74.5 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.2 billion at June 30, 2025, compared to $3.1 billion at December 31, 2024. In addition, at June 30, 2025, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $113.5 million under other existing credit lines, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at June 30, 2025 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $121.7 million at June 30, 2025. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2024.
Total expected 2025 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $17 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $9.2 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2025.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $249.1 million at June 30, 2025 and $259.6 million at December 31, 2024. Related assets for corresponding offsetting benefits recorded in Other assets totaled $75.3 million at June 30, 2025 and $74.8 million at December 31, 2024. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2025 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. We also could issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will continue to invest in growth of the businesses and return value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand.
We expect our capital expenditures to be between $650 million and $700 million in 2025, down from $1.7 billion in 2024. Lower capital expenditures in 2025 reflects the announced new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
The Company’s actions regarding Kemerton are part of a broader effort focused on preserving its world-class resource advantages, optimizing its global conversion network, improving the Company’s cost competitiveness and efficiency, reducing capital intensity and enhancing the Company’s financial flexibility. We have achieved our $400 million per year cost and productivity improvement target resulting from the comprehensive review of our cost and operating structure.
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
We are party to a master receivables purchase agreement, under which we may sell up to approximately $93 million of available and eligible outstanding customer accounts receivable generated by sales to certain customers. The agreement is uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. During the three-month and six-month periods ended June 30, 2025, the Company sold and removed approximately $60.8 million of accounts receivable under this master receivables purchase agreement. The Company incurred approximately $0.1 million of interest expense and service fees associated with the master receivables purchase agreement. Costs associated with the sales of receivables are reflected in the consolidated statements of income (loss) for the periods in which the sales occur.
In 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs and to produce approximately 420,000 tons of spodumene concentrate annually. To further support the restart of the Kings Mountain mine, in 2023, we announced a $90 million critical materials award from the U.S. Department of Defense. Since inception, the Company has received $22.0 million of these funds.
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
Overall, with generally strong cash-generative businesses we believe we have, and will be able to maintain, a solid liquidity position. We expect that cash on hand will be sufficient to repay our € 377.1 principal amount of 1.125% senior notes due November 2025. We have no additional significant long-term debt maturities before 2027.
We had cash and cash equivalents totaling $1.8 billion at June 30, 2025, of which $1.2 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net sales(a)	$354,894	$861,876
Gross profit (loss)	114,355	(66,144)
Loss before income taxes and equity in net income of unconsolidated investments(b)	(83,542)	(593,433)
Net loss attributable to the Parent Guarantor and the Issuer	(47,718)	(442,751)
(a)    Includes net sales to Non-Guarantors of $192.0 million and $460.6 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $6.9 million and $46.6 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.
Summarized Balance Sheet

$ in thousands	June 30, 2025	December 31, 2024
Current assets(a)	$1,181,560	$921,221
Net property, plant and equipment	1,950,495	2,005,613
Other noncurrent assets(b)	2,464,118	2,912,866

Current liabilities(c)	$2,344,922	$2,190,646
Long-term debt	2,253,938	2,253,328
Other noncurrent liabilities(d)	7,186,520	7,157,705
(a)    Includes receivables from Non-Guarantors of $441.8 million and $411.2 million at June 30, 2025 and December 31, 2024, respectively.

(b)    Includes noncurrent receivables from Non-Guarantors of $2.1 billion and $2.3 billion at June 30, 2025 and December 31, 2024, respectively.
(c)    Includes current payables to Non-Guarantors of $2.1 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.8 billion and $6.8 billion at June 30, 2025 and December 31, 2024, respectively.
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
The current securities outstanding under the Indenture are the Parent Issuer’s unsecured and unsubordinated obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Parent Issuer. All securities currently outstanding under the Indenture are effectively subordinated to the Parent Issuer’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness. With respect to any series of securities issued under the Indenture that is subject to the Upstream Guarantee (which series of securities does not include the series of notes issued by the Company on May 13, 2022 in the aggregate principal amounts of $650.0 million, $600.0 million and $450.0 million (collectively, the “2022 Notes”)), the Upstream Guarantee is, and will be, an unsecured and unsubordinated obligation of the Subsidiary Guarantor, ranking pari passu with all other existing and future unsubordinated and unsecured indebtedness of the Subsidiary Guarantor. All securities currently outstanding under the Indenture (other than the 2022 Notes) are effectively subordinated to all existing and future indebtedness and other liabilities of the Parent’s Subsidiaries other than the Subsidiary Guarantor. The 2022 Notes are effectively subordinated to all existing and future indebtedness and other liabilities of the Parent’s Subsidiaries, including the Subsidiary Guarantor.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2025	Year Ended December 31, 2024
Net sales(a)	$267,478	$639,866
Gross profit (loss)	146,739	(12,059)
Loss before income taxes and equity in net income of unconsolidated investments(b)	(1,814)	(400,246)
Income (loss) attributable to the Subsidiary Guarantor and the Parent Issuer	30,029	(353,248)
(a)    Includes net sales to Non-Guarantors of $104.6 million and $238.6 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.
(b)    Includes intergroup income to Non-Guarantors of $6.6 million and $148.3 million for the six months ended June 30, 2025 and year ended December 31, 2024, respectively.

Summarized Balance Sheet

$ in thousands	June 30, 2025	December 31, 2024
Current assets(a)	$1,397,947	$1,104,082
Net property, plant and equipment	784,264	800,913
Other non-current assets(b)	1,825,542	2,188,306

Current liabilities(c)	$2,750,588	$2,559,256
Long-term debt	2,614,405	2,551,714
Other noncurrent liabilities(d)	6,358,068	6,303,456
(a)    Includes receivables from Non-Guarantors of $708.4 million and $646.3 million at June 30, 2025 and December 31, 2024, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.5 billion and $1.6 billion at June 30, 2025 and December 31, 2024, respectively.
(c)    Includes current payables to Non-Guarantors of $2.0 billion and $1.9 billion at June 30, 2025 and December 31, 2024, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.0 billion and $6.0 billion at June 30, 2025 and December 31, 2024, respectively.
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
We had variable interest rate borrowings of $19.3 million outstanding at June 30, 2025, bearing a weighted average interest rate of 1.37% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.2 million as of June 30, 2025. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $4.2 billion and with a fair value representing a net liability position of $4.5 million at June 30, 2025. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2025, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $34.8 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $34.8 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2025, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5.	Other Information.
N/A

Item 6.	Exhibits.
(a) Exhibits

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2025, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2025 and 2024, (iii) the Consolidated Balance Sheets at June 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 4, 2025	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)