Form 10-Q
period 2025-09-30
ALBEMARLE CORP
filed 2025-11-05
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 29, 2025: 117,697,540

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF LOSS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,307,829	$1,354,692	$3,714,702	$4,145,813
Cost of goods sold(a)	1,190,219	1,458,726	3,243,917	4,221,487
Gross profit (loss)	117,610	(104,034)	470,785	(75,674)
Selling, general and administrative expenses	138,577	154,253	394,536	482,052
Goodwill impairment charges	181,070	—	181,070	—
Restructuring charges and asset write-offs	2,275	828,146	5,660	1,156,522
Research and development expenses	12,674	22,397	39,217	66,699
Operating loss	(216,986)	(1,108,830)	(149,698)	(1,780,947)
Interest and financing expenses	(50,959)	(47,760)	(149,875)	(120,916)
Other income (expenses), net	28,799	(22,256)	32,490	61,311
Loss before income taxes and equity in net income of unconsolidated investments	(239,146)	(1,178,846)	(267,083)	(1,840,552)
Income tax (benefit) expense	(30,565)	110,853	(449)	76,472
Loss before equity in net income of unconsolidated investments	(208,581)	(1,289,699)	(266,634)	(1,917,024)
Equity in net income of unconsolidated investments (net of tax)	60,640	229,058	203,184	696,436
Net loss	(147,941)	(1,060,641)	(63,450)	(1,220,588)
Net income attributable to noncontrolling interests	(12,753)	(8,351)	(32,999)	(34,154)
Net loss attributable to Albemarle Corporation	(160,694)	(1,068,992)	(96,449)	(1,254,742)
Mandatory convertible preferred stock dividends	(41,688)	(41,687)	(125,063)	(94,959)
Net loss attributable to Albemarle Corporation common shareholders	$(202,382)	$(1,110,679)	$(221,512)	$(1,349,701)

Basic loss per share attributable to common shareholders	$(1.72)	$(9.45)	$(1.88)	$(11.49)
Diluted loss per share attributable to common shareholders	$(1.72)	$(9.45)	$(1.88)	$(11.49)
Weighted-average common shares outstanding – basic	117,685	117,535	117,651	117,505
Weighted-average common shares outstanding – diluted	117,685	117,535	117,651	117,505
(a)Included purchases from related unconsolidated affiliates of $146.9 million and $441.1 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $425.3 million and $1.6 billion for the nine-month periods ended September 30, 2025 and 2024, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(147,941)	$(1,060,641)	$(63,450)	$(1,220,588)
Other comprehensive (loss) income, net of tax:
Foreign currency translation and other	(3,987)	158,724	373,786	61,753
Cash flow hedge	(107)	9,215	(321)	(2,828)
Total other comprehensive (loss) income, net of tax	(4,094)	167,939	373,465	58,925
Comprehensive (loss) income	(152,035)	(892,702)	310,015	(1,161,663)
Comprehensive income attributable to noncontrolling interests	(12,707)	(8,509)	(32,994)	(34,323)
Comprehensive (loss) income attributable to Albemarle Corporation	$(164,742)	$(901,211)	$277,021	$(1,195,986)
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,931,758	$1,192,230
Trade accounts receivable, less allowance for credit losses (2025 – $4,705; 2024 – $5,201)	733,477	742,201
Other accounts receivable	107,701	238,384
Inventories	1,532,622	1,502,531
Other current assets	249,347	166,916
Total current assets	4,554,905	3,842,262
Property, plant and equipment, at cost	12,902,998	12,523,368
Less accumulated depreciation and amortization	3,680,755	3,191,898
Net property, plant and equipment	9,222,243	9,331,470
Investments	914,040	1,117,739
Other assets	736,279	504,711
Goodwill	1,490,869	1,582,714
Other intangibles, net of amortization	229,949	230,753
Total assets	$17,148,285	$16,609,649
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$780,377	$793,455
Accounts payable to related parties	122,794	150,432
Accrued expenses	500,940	467,997
Current portion of long-term debt	445,384	398,023
Dividends payable	61,339	61,282
Income taxes payable	93,120	95,275
Total current liabilities	2,003,954	1,966,464
Long-term debt	3,181,009	3,118,142
Postretirement benefits	31,915	31,930
Pension benefits	118,004	116,192
Other noncurrent liabilities	1,137,211	819,204
Deferred income taxes	407,134	358,029
Commitments and contingencies (Note 7)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,692 in 2025 and 117,560 in 2024	1,177	1,176
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2025 and 2024	2,235,105	2,235,105
Additional paid-in capital	3,011,210	2,985,606
Accumulated other comprehensive loss	(368,592)	(742,062)
Retained earnings	5,117,213	5,481,692
Total Albemarle Corporation shareholders’ equity	9,996,113	9,961,517
Noncontrolling interests	272,945	238,171
Total equity	10,269,058	10,199,688
Total liabilities and equity	$17,148,285	$16,609,649
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at June 30, 2025	117,669,251	$1,177	2,300,000	$2,235,105	$3,001,531	$(364,544)	$5,367,257	$10,240,526	$258,458	$10,498,984
Net (loss) income							(160,694)	(160,694)	12,753	(147,941)
Other comprehensive loss						(4,048)		(4,048)	(46)	(4,094)
Common stock dividends declared, $0.405 per common share							(47,662)	(47,662)	—	(47,662)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					9,600			9,600		9,600
Exercise of stock options	5,450	—			308			308		308
Issuance of common stock, net	20,447	—			—			—		—
Change in ownership interest of noncontrolling interest					—			—	1,780	1,780
Withholding taxes paid on stock-based compensation award distributions	(3,098)	—			(229)			(229)		(229)
Balance at September 30, 2025	117,692,050	$1,177	2,300,000	$2,235,105	$3,011,210	$(368,592)	$5,117,213	$9,996,113	$272,945	$10,269,058

Balance at June 30, 2024	117,528,174	$1,175	2,300,000	$2,235,105	$2,969,851	$(637,551)	$6,653,979	$11,222,559	$260,596	$11,483,155
Net (loss) income							(1,068,992)	(1,068,992)	8,351	(1,060,641)
Other comprehensive income						167,781		167,781	158	167,939
Common stock dividends declared, $0.405 per common share							(47,603)	(47,603)	(19,039)	(66,642)
Mandatory convertible preferred stock cumulative dividends							(41,687)	(41,687)		(41,687)
Stock-based compensation					8,723			8,723		8,723
Exercise of stock options	500	—			28			28		28
Issuance of common stock, net	11,621	1			—			1		1
Withholding taxes paid on stock-based compensation award distributions	(2,461)	—			(215)			(215)		(215)
Balance at September 30, 2024	117,537,834	$1,176	2,300,000	$2,235,105	$2,978,387	$(469,770)	$5,495,697	$10,240,595	$250,066	$10,490,661

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts

Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net (loss) income							(96,449)	(96,449)	32,999	(63,450)
Other comprehensive income (loss)						373,470		373,470	(5)	373,465
Common stock dividends declared, $1.215 per common share							(142,967)	(142,967)	—	(142,967)
Mandatory convertible preferred stock cumulative dividends							(125,063)	(125,063)		(125,063)
Stock-based compensation					27,281			27,281		27,281
Exercise of stock options	26,601	—			1,494			1,494		1,494
Issuance of common stock, net	146,916	1			(1)			—		—
Change in ownership interest of noncontrolling interest					—			—	1,780	1,780
Withholding taxes paid on stock-based compensation award distributions	(41,241)	—			(3,170)			(3,170)		(3,170)
Balance at September 30, 2025	117,692,050	$1,177	2,300,000	$2,235,105	$3,011,210	$(368,592)	$5,117,213	$9,996,113	$272,945	$10,269,058

Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net (loss) income							(1,254,742)	(1,254,742)	34,154	(1,220,588)
Other comprehensive income						58,756		58,756	169	58,925
Common stock dividends declared, $1.205 per common share							(141,617)	(141,617)	(37,176)	(178,793)
Mandatory convertible preferred stock cumulative dividends							(94,959)	(94,959)		(94,959)
Stock-based compensation					25,105			25,105		25,105
Exercise of stock options	1,920	—			114			114		114
Issuance of common stock, net	273,834	3			11,543			11,546		11,546
Issuance of mandatory convertible preferred stock, net			2,300,000	2,235,105				2,235,105		2,235,105
Withholding taxes paid on stock-based compensation award distributions	(94,190)	(1)			(10,892)			(10,893)		(10,893)
Balance at September 30, 2024	117,537,834	$1,176	2,300,000	$2,235,105	$2,978,387	$(469,770)	$5,495,697	$10,240,595	$250,066	$10,490,661
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash and cash equivalents at beginning of year	$1,192,230	$889,900
Cash flows from operating activities:
Net loss	(63,450)	(1,220,588)
Adjustments to reconcile net loss to cash flows from operating activities:
Depreciation and amortization	494,968	425,532
Non-cash goodwill impairment charges	181,070	—
Non-cash restructuring and asset write-offs	—	1,075,888
Stock-based compensation and other	28,048	24,443
Equity in net income of unconsolidated investments (net of tax)	(203,184)	(696,436)
Dividends received from unconsolidated investments and nonmarketable securities	89,048	348,358
Pension and postretirement expense	5,361	3,806
Pension and postretirement contributions	(15,849)	(13,339)
Realized loss on investments in marketable securities	—	33,746
Unrealized (gain) loss on investments in marketable securities	(4,955)	26,982
Deferred income taxes	10,316	(112,777)
Working capital changes	46,478	830,851
Noncurrent liability changes and other, net	325,931	(34,211)
Net cash provided by operating activities	893,782	692,255
Cash flows from investing activities:
Capital expenditures	(434,416)	(1,337,719)
Proceeds from sale of property and equipment	25,651	—
Proceeds from sale of available for sale debt securities	288,000	—
Proceeds (payments) from settlement of foreign currency forward contracts, net	144,540	(1,956)
Sales of marketable securities, net	7,038	83,651
Investments in equity investments and nonmarketable securities	(180)	(217)
Net cash provided by (used in) investing activities	30,633	(1,256,241)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	2,236,750
Repayments of long-term debt and credit agreements	(47,947)	(84,403)
Proceeds from borrowings of long-term debt and credit agreements	38,332	84,403
Other debt repayments, net	(3,694)	(629,434)
Dividends paid to common shareholders	(142,899)	(140,929)
Dividends paid to mandatory convertible preferred shareholders	(125,063)	(81,059)
Dividends paid to noncontrolling interests	(18,169)	(37,176)
Proceeds from exercise of stock options	1,494	114
Withholding taxes paid on stock-based compensation award distributions	(3,170)	(10,892)
Other	(55)	(2,758)
Net cash (used in) provided by financing activities	(301,171)	1,334,616
Net effect of foreign exchange on cash and cash equivalents	116,284	3,989
Increase in cash and cash equivalents	739,528	774,619
Cash and cash equivalents at end of period	$1,931,758	$1,664,519
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of September 30, 2025 and December 31, 2024, our consolidated statements of loss, consolidated statements of comprehensive (loss) income and consolidated statements of changes in equity for the three-month and nine-month periods ended September 30, 2025 and 2024 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 12, 2025. The December 31, 2024 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year.
Revision of Previously Issued Financial Information
As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, during the second quarter of 2025, the Company identified an error in classification within its condensed consolidated statements of cash flows related to the proceeds from settlement and unrealized gains or losses from foreign currency forward contracts, affecting the cash flows from operating activities section, the cash flows from investing activities section and the Net effect of foreign exchange on cash and cash equivalents line of the statements of cash flows. The identified misclassification impacted our previously filed annual financial statements for the fiscal years ended December 31, 2024, 2023 and 2022, and quarterly financial statements for each of the fiscal quarters of fiscal year 2024 and the first fiscal quarter of fiscal year 2025 (collectively, the “Prior Financial Statements”). In addition, the Company made adjustments to correct for other previously identified immaterial errors. The Company assessed the materiality of the error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the resulting misclassification was not material in any of the Prior Financial Statements, individually or in the aggregate. This revision had no impact on the consolidated balance sheets, consolidated statements of income (loss), consolidated statements of comprehensive income (loss), or consolidated statements of changes in equity of the Prior Financial Statements or notes thereto.
A summary of the revisions to the impacted periods presented in this Quarterly Report on Form 10-Q are shown below (in thousands):

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 2—Inventories:
The following table provides a breakdown of inventories at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Finished goods	$901,867	$912,662
Raw materials and work in process(a)	457,684	429,080
Stores, supplies and other	173,071	160,789
Total(b)	$1,532,622	$1,502,531

(a)Includes $310.5 million and $290.6 million at September 30, 2025 and December 31, 2024, respectively, of work in process in our Energy Storage segment.
(b)As a result of the decline in lithium market pricing, the Company recorded charges in Cost of goods sold to reduce the value of certain finished goods and spodumene to their net realizable value. The balance of these inventory valuation adjustments totaled $11.1 million and $104.0 million at September 30, 2025 and December 31, 2024, respectively. During the nine-month periods ended September 30, 2025 and 2024, the Company utilized $92.9 million and $591.1 million, respectively, of the inventory valuation adjustments as the inventory was sold, which are included within Working capital changes on the condensed consolidated statement of cash flows.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet date in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of loss. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $34.8 million and $66.8 million at September 30, 2025 and December 31, 2024, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of loss.
NOTE 3—Investments:
Unconsolidated Joint Ventures
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Windfield	$52,383	$227,266	$179,131	$678,940
Other joint ventures	8,257	1,792	24,053	17,496
Total	$60,640	$229,058	$203,184	$696,436
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $674.5 million and $583.6 million at September 30, 2025 and December 31, 2024, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$219,898	$338,844	$806,337	$1,070,835
Gross profit	124,505	244,490	486,987	786,082
Income before income taxes	76,208	205,071	382,358	626,023
Net income	53,344	143,147	267,985	436,247
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income (expenses), net in our consolidated statements of loss. During the three-month and nine-month periods ended September 30, 2025, the Company recorded unrealized mark-to-market gains of $7.9 million and $3.1 million, respectively, in Other income (expenses), net for all public equity securities held at the end of the balance sheet date. During the three-month and nine-month periods ended September 30, 2024, the Company recorded unrealized mark-to-market losses of $5.0 million and $32.2 million, respectively, in Other income (expenses), net for all public equity securities held at the end of the balance sheet date.
In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in Other income (expenses), net during the nine months ended September 30, 2024.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In June 2025, the Company redeemed the preferred equity from Grace for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. As a result, the Company recorded a loss of $38.0 million within Other income (expenses), net during the nine months ended September 30, 2025, representing the difference between the cash received and the recorded fair value of $326.0 million prior to redemption.

NOTE 4—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine-month period ended September 30, 2025 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2024(a)	$1,387,591	$32,577	$162,546	$1,582,714
Impairment charges(b)	—	—	(181,070)	(181,070)
Foreign currency translation adjustments	70,634	67	18,524	89,225
Balance at September 30, 2025(c)	$1,458,225	$32,644	$—	$1,490,869
(a)    Balance at December 31, 2024 included an accumulated impairment loss of $6.8 million from the Performance Catalyst Solutions reporting unit within the Ketjen segment. As a result, the balance of Ketjen goodwill at December 31, 2024 fully consisted of goodwill related to the Refining Solutions reporting unit.
(b)    During the three months ended September 30, 2025, the Company made significant progress on the potential divestiture of the Refining Solutions reporting unit. The progression of related discussions indicated it was more likely than not that the fair value of the Refining Solutions reporting unit was less than its carrying value as of September 30, 2025. Accordingly, the Company performed an interim goodwill impairment test as of that date. Subsequent to the balance sheet date, the Company entered into definitive agreements on October 23, 2025 and October 25, 2025 to divest its 50% ownership interest in Eurecat S.A., a joint venture within the Refining Solutions reporting unit, and to divest the controlling ownership interest in the remaining Refining Solutions business, respectively (see Note 20, "Subsequent Events," for further details). The agreed upon transaction prices in these agreements corroborate the conclusion reached in the interim impairment analysis that the carrying value of the Refining Solutions reporting unit exceeded its fair value as of September 30, 2025. As a result, the Company recorded a $181.1 million non-cash goodwill impairment charge, representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(c)    Balance at September 30, 2025 included an accumulated impairment loss of $187.9 million from the Refining Solutions and Performance Catalyst Solutions reporting units within the Ketjen segment.
The following table summarizes the changes in other intangibles and related accumulated amortization for the nine-month period ended September 30, 2025 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2024	$402,012	$10,670	$32,265	$29,010	$473,957
Foreign currency translation adjustments and other	26,722	599	2,910	809	31,040
Balance at September 30, 2025	$428,734	$11,269	$35,175	$29,819	$504,997
Accumulated Amortization
Balance at December 31, 2024	$(216,231)	$(1,324)	$(14,253)	$(11,396)	$(243,204)
Amortization	(14,312)	—	(1,957)	(716)	(16,985)
Foreign currency translation adjustments and other	(14,189)	—	(453)	(217)	(14,859)
Balance at September 30, 2025	$(244,732)	$(1,324)	$(16,663)	$(12,329)	$(275,048)
Net Book Value at December 31, 2024	$185,781	$9,346	$18,012	$17,614	$230,753
Net Book Value at September 30, 2025	$184,002	$9,945	$18,512	$17,490	$229,949
(a)    Net Book Value includes only indefinite-lived intangible assets.

NOTE 5—Long-Term Debt:
Long-term debt at September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024
1.125% notes due 2025	$439,959	$393,346
1.625% notes due 2028	583,300	521,500
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	18,704	27,477
Finance lease obligations	116,171	118,796
Other	22,000	22,000
Unamortized discount and debt issuance costs	(75,353)	(88,566)
Total long-term debt	3,626,393	3,516,165
Less amounts due within one year	445,384	398,023
Long-term debt, less current portion	$3,181,009	$3,118,142
Accounts Receivable Purchase Agreement
We are party to a master receivables purchase agreement, under which we may sell up to approximately $94 million of available and eligible outstanding customer accounts receivable generated by sales to certain customers. The agreement is uncommitted and can be terminated by us or the purchaser upon notice in accordance with the terms of the agreement.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets as of the effective time of the sales transaction. During the three-month and nine-month periods ended September 30, 2025, the Company sold and removed approximately $45.8 million and $106.6 million, respectively, of accounts receivable under this master receivables purchase agreement. The Company incurred approximately $0.2 million and $0.3 million, respectively, of fees associated with the master receivables purchase agreement during the three-month and nine-month periods ended September 30, 2025. Costs associated with the sales of receivables are reflected in the consolidated statements of loss for the periods in which the sales occur.

NOTE 6—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at September 30, 2025 and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Transition tax on foreign earnings(a)	$—	$44,647
Operating leases(b)	108,645	99,514
Liabilities related to uncertain tax positions	254,665	259,586
Executive deferred compensation plan obligation	33,017	38,243
Environmental liabilities(c)	16,373	15,783
Asset retirement obligations	94,962	94,854
Tax indemnification liability(d)	11,980	12,567
Deferred revenue	362,402	78,027
Capital expenditure incentive payables(e)	159,424	74,506
Other(f)	95,743	101,477
Total	$1,137,211	$819,204
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
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the nine-month period ended September 30, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. $65.6 million of deferred revenue is expected to be recognized within Net sales over the next twelve months and is reported in Accrued expenses on the consolidated balance sheet. There was no deferred revenue recognized in Net sales during the three-month and nine-month periods ended September 30, 2025.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 7—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the nine months ended September 30, 2025 (in thousands):

Beginning balance at December 31, 2024	$20,023
Expenditures	(579)
Accretion of discount	644
Foreign currency translation adjustments and other	351
Ending balance at September 30, 2025	20,439
Less amounts reported in Accrued expenses	4,066
Amounts reported in Other noncurrent liabilities	$16,373
Environmental remediation liabilities included discounted liabilities of $16.9 million and $16.8 million at September 30, 2025 and December 31, 2024, respectively, discounted at rates with a weighted-average of 4.0%, and with the undiscounted amount totaling $34.2 million and $34.5 million at September 30, 2025 and December 31, 2024, respectively.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
operations or cash flows. The Company had approximately $12.0 million and $12.6 million at September 30, 2025 and December 31, 2024, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2017.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At September 30, 2025, the Company believes its liability under such obligations is immaterial.

NOTE 8—Equity:
Common Stock
On July 22, 2025, the Company’s board of directors declared a cash dividend of $0.405 per share. This dividend was paid on October 1, 2025 to shareholders of record at the close of business as of September 12, 2025. On October 27, 2025, the Company’s board of directors declared a cash dividend of $0.405 per share, which is payable on January 2, 2026 to shareholders of record at the close of business as of December 12, 2025.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at September 30, 2025.
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(369,470)	$4,926	$(364,544)	$(633,583)	$(3,968)	$(637,551)
Other comprehensive (loss) income before reclassifications	(4,004)	(47)	(4,051)	158,708	(6,849)	151,859
Amounts reclassified from accumulated other comprehensive loss	17	(60)	(43)	16	16,064	16,080
Other comprehensive (loss) income, net of tax	(3,987)	(107)	(4,094)	158,724	9,215	167,939
Other comprehensive loss (income) attributable to noncontrolling interests	46	—	46	(158)	—	(158)
Balance, end of period	$(373,411)	$4,819	$(368,592)	$(475,017)	$5,247	$(469,770)

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance, beginning of period	$(747,202)	$5,140	$(742,062)	$(536,601)	$8,075	$(528,526)
Other comprehensive income (loss) before reclassifications	373,737	(113)	373,624	61,704	(24,131)	37,573
Amounts reclassified from accumulated other comprehensive loss	49	(208)	(159)	49	21,303	21,352
Other comprehensive income (loss), net of tax	373,786	(321)	373,465	61,753	(2,828)	58,925
Other comprehensive loss (income) attributable to noncontrolling interests	5	—	5	(169)	—	(169)
Balance, end of period	$(373,411)	$4,819	$(368,592)	$(475,017)	$5,247	$(469,770)
(a)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During 2024, the Company dedesignated the remaining foreign currency forward contracts accounted for as cash flow hedges. The related loss was reclassified to Other income (expenses), net during the nine-month period ended September 30, 2024. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets. See Note 9, “Restructuring Charges and Asset Write-offs,” and Note 14, “Fair Value of Financial Instruments,” for additional information.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax benefit (expense) allocated to each component of Other comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2025 and 2024 is provided in the following tables (in thousands):

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive (loss) income, before tax	$(4,216)	$(107)	$(4,323)	$158,727	$14,376	$173,103
Income tax benefit (expense)	229	—	229	(3)	(5,161)	(5,164)
Other comprehensive (loss) income, net of tax	$(3,987)	$(107)	$(4,094)	$158,724	$9,215	$167,939

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$367,903	$(321)	$367,582	$61,763	$(2,828)	$58,935
Income tax benefit (expense)	5,883	—	5,883	(10)	—	(10)
Other comprehensive income (loss), net of tax	$373,786	$(321)	$373,465	$61,753	$(2,828)	$58,925

NOTE 9—Restructuring Charges and Asset Write-offs:
Second Half 2024 Restructuring
In July 2024, the Company announced a comprehensive review of its cost and operating structure to proactively respond to ongoing industry headwinds, particularly in the lithium value chain, and to maintain a competitive position. As part of this review, the Company made the decision to stop construction of Kemerton Train 3 in Western Australia, and put Kemerton Train 2 into care and maintenance, as the Company determined the current lithium price environment makes it less economical to expand conversion in Australia. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts. Additionally, as part of this restructuring plan, the Company placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Production from the Chengdu site has been transferred to another processing facility in China.
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
Since inception the Company has recorded charges for this plan consisting of asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.7 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $38.7 million. Charges related to Second Half 2024 Restructuring were primarily recorded in the Energy Storage segment, with the exception of severance and employee benefits, which were recorded globally in Corporate and all segments. The Company does not expect any further material costs associated with the Second Half 2024 Restructuring.
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
Detail of Restructuring Charges and Liabilities
The following table provides details of our restructuring related charges for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$—	$—	$552	$1,769	$2,321

	Three Months Ended September 30, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$4,562	$504	$(3,248)	$—	$1,818
Second Half 2024 Restructuring(e)	785,005	7,988	42,456	23,597	859,046
	$789,567	$8,492	$39,208	$23,597	$860,864

	Nine Months Ended September 30, 2025
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$(6,878)	$2,184	$1,329	$9,137	$5,772

	Nine Months Ended September 30, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$280,596	$19,365	$30,233	$5,374	$335,568
Second Half 2024 Restructuring(e)	785,005	7,988	42,456	23,597	859,046
	$1,065,601	$27,353	$72,689	$28,971	$1,194,614
(a)    In 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a net favorable adjustment of asset write-offs. In 2024, asset write-offs included $16.5 million recorded in Cost of goods sold, primarily related to work in process inventory with no future value as a result of the decommissioning of Kemerton Train 2 that was placed into care and maintenance. The remainder of the asset write-offs primarily related to property, plant and equipment of the in-construction Kemerton Trains 3 and 4, and Kemerton Train 2 that was placed into care and maintenance. Asset write-off charges not related to inventories and changes in estimates were recorded in Restructuring charges and asset write-offs.
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
(d)    Other includes costs to put Kemerton Train 2 and the Chengdu, China conversion plant into care and maintenance and similar restructuring costs, and are recorded in Restructuring charges and asset write-offs. In addition, Other also includes the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss. A loss of $16.2 million was recorded in Other income (expenses), net, for the three-month and nine-month periods ended September 30, 2024 related to the Second Half 2024

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Restructuring and a loss of $5.4 million was recorded in Other income (expenses), net for the nine-month period ended September 30, 2024 related to the First Half 2024 Restructuring.
(e)    Severance and employee benefits related to Corporate and all segments. All other restructuring costs were primarily recorded in the Energy Storage segment.
The following tables summarize the changes in restructuring liabilities for the nine-month period ended September 30, 2025 (in thousands):

Second Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$15,867	$32,479	$8,811	$57,157
2025 charges	2,142	5,398	—	9,137	16,677
Change in estimate(a)	(9,020)	(3,214)	1,329	—	(10,905)
Cash payments	—	(16,136)	(9,246)	(3,650)	(29,032)
Asset write-off/hedge dedesignation	6,878	—	—	(9,137)	(2,259)
Foreign currency translation adjustments and other	—	(29)	(168)	—	(197)
Ending balance at September 30, 2025(b)	$—	$1,886	$24,394	$5,161	$31,441

First Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$—	$2,767	$—	$2,767
Cash payments	—	—	(1,742)	—	(1,742)
Other	—	—	(1,025)	—	(1,025)
Ending balance at September 30, 2025(b)	$—	$—	$—	$—	$—
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
(b)    Approximately $19.0 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of September 30, 2025. $12.4 million of the liability is recorded in Other noncurrent liabilities as of September 30, 2025, and relates to certain take or pay liabilities that will be paid in line with the terms of the original contract through 2027.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Pension Benefits Cost (Credit):
Service cost	$1,466	$1,576	$4,310	$4,705
Interest cost	8,505	8,163	25,298	24,448
Expected return on assets	(8,609)	(8,854)	(25,732)	(26,522)
Amortization of prior service benefit	20	20	59	59
Total net pension benefits cost	$1,382	$905	$3,935	$2,690
Postretirement Benefits Cost:
Service cost	$4	$12	$14	$35
Interest cost	471	360	1,412	1,081
Total net postretirement benefits cost	$475	$372	$1,426	$1,116
Total net pension and postretirement benefits cost	$1,857	$1,277	$5,361	$3,806
All components of net benefit cost, other than service cost, are included in Other income (expenses), net on the consolidated statements of loss.
During the three-month and nine-month periods ended September 30, 2025, the Company made contributions of $5.9 million and $15.8 million, respectively, to its qualified and nonqualified plans and the U.S. postretirement benefit plan. During the three-month and nine-month periods ended September 30, 2024, the Company made contributions of $3.9 million and $13.3 million, respectively, to its qualified and nonqualified pension plans and the U.S. postretirement benefit plan.

NOTE 11—Income Taxes:
The effective income tax rates for the three-month and nine-month periods ended September 30, 2025 were 12.8% and 0.2%, respectively, compared to (9.4)% and (4.2)% for the three-month and nine-month periods ended September 30, 2024, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The change in effective tax rate in the three-month and nine-month periods ended September 30, 2025, compared to the three-month and nine-month periods ended September 30, 2024, was due to the impact of 2025 earnings in various jurisdictions. The difference between the U.S. federal statutory income tax rate of 21% and Company’s effective income tax rate for the three-month and nine-month periods ended September 30, 2025 was due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in the Company’s consolidated Australian entities and certain entities in China. The goodwill impairment charge recorded during the three-month and nine-month periods ended September 30, 2025 was primarily non-deductible and resulted in a minimal income tax benefit. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and nine-month periods ended September 30, 2024 was impacted by a variety of factors, primarily the location in which income was earned, including the valuation allowance for losses in our consolidated Australian entities and certain entities in China, and an uncertain tax position recorded in Chile.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 12—Earnings Per Share:
Basic and diluted loss per share for the three-month and nine-month periods ended September 30, 2025 and 2024 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic loss per share
Numerator:
Net loss attributable to Albemarle Corporation	$(160,694)	$(1,068,992)	$(96,449)	$(1,254,742)
Mandatory convertible preferred stock dividends	(41,688)	(41,687)	(125,063)	(94,959)
Net loss attributable to Albemarle Corporation common shareholders	$(202,382)	$(1,110,679)	$(221,512)	$(1,349,701)
Denominator:
Weighted-average common shares for basic loss per share	117,685	117,535	117,651	117,505
Basic loss per share	$(1.72)	$(9.45)	$(1.88)	$(11.49)
Diluted loss per share
Numerator:
Net loss attributable to Albemarle Corporation	$(160,694)	$(1,068,992)	$(96,449)	$(1,254,742)
Mandatory convertible preferred stock dividends	(41,688)	(41,687)	(125,063)	(94,959)
Net loss attributable to Albemarle Corporation common shareholders	$(202,382)	$(1,110,679)	$(221,512)	$(1,349,701)
Denominator:
Weighted-average common shares for diluted loss per share	117,685	117,535	117,651	117,505
Diluted loss per share	$(1.72)	$(9.45)	$(1.88)	$(11.49)
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Shares assuming the conversion of the mandatory convertible preferred stock	21,022	21,022	21,022	15,568
Shares under the stock compensation plans	1,502	1,138	1,402	1,058

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$9,499	$9,184	$26,836	$28,302
Finance lease cost:
Amortization of right of use assets	1,891	1,653	5,915	5,318
Interest on lease liabilities	1,603	1,568	4,834	4,769
Total finance lease cost	3,494	3,221	10,749	10,087

Short-term lease cost	6,733	4,639	18,732	19,443
Variable lease cost	12,065	9,618	35,764	26,630
Total lease cost	$31,791	$26,662	$92,081	$84,462
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2025 and 2024 is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$26,239	$26,760
Operating cash flows from finance leases	4,820	8,176
Financing cash flows from finance leases	3,694	3,733
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	42,968	16,595
Finance leases	—	6,200
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2025 and December 31, 2024 is as follows (in thousands, except as noted):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2025	December 31, 2024
Operating leases:
Other assets	$126,024	$118,839

Accrued expenses	29,128	32,626
Other noncurrent liabilities	108,645	99,514
Total operating lease liabilities	137,773	132,140
Finance leases:
Net property, plant and equipment	112,046	117,038

Current portion of long-term debt	5,517	5,183
Long-term debt	110,653	113,613
Total finance lease liabilities	116,170	118,796
Weighted average remaining lease term (in years):
Operating leases	12.9	12.9
Finance leases	19.6	20.4
Weighted average discount rate (%):
Operating leases	5.00%	4.47%
Finance leases	5.55%	5.55%
Maturities of lease liabilities at September 30, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2025	$9,761	$3,569
2026	29,771	11,476
2027	23,992	11,407
2028	19,676	11,268
2029	18,062	11,268
Thereafter	110,686	134,301
Total lease payments	211,948	183,289
Less imputed interest	74,175	67,119
Total	$137,773	$116,170

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

	September 30, 2025		December 31, 2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,640,784	$3,508,029	$3,532,713	$3,332,064

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging. As a result of the actions taken at Kemerton Trains 3 and 4 during 2024, the Company dedesignated the remaining hedged foreign currency forward contracts. During the three-month and nine-month periods ended September 30, 2024, the Company recorded a loss in Other income, net of $16.2 million and $21.6 million, respectively, from the reclassification of the hedged balance from Accumulated other comprehensive loss. The balance of the settled hedged foreign currency forward contracts associated with the construction of Kemerton Trains 1 and 2 assets placed into service will be reclassified to earnings over the life of the related assets.
In connection with our risk management strategies, we also enter into other derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At September 30, 2025 and December 31, 2024, we had outstanding non-designated derivative financial instruments with notional values totaling $3.9 billion and $6.9 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2025, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025		December 31, 2024
	Assets	Liabilities	Assets	Liabilities
Not designated as hedging instruments
Other current assets	$155	$—	$4,347	$—
Accrued expenses	—	6,725	—	6,586
Other noncurrent liabilities	—	—	—	4,766
Total not designated as hedging instruments	$155	$6,725	$4,347	$11,352
The following table summarizes the net (losses) gains recognized for our derivative financial instruments during the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Designated as hedging instruments
Loss recognized in Other comprehensive (loss) income	$(47)	$(6,849)	$(113)	$(24,131)
Gain (loss) recognized in Other income (expenses), net	$60	$(16,064)	$208	$(21,303)
Not designated as hedging instruments
(Loss) gain recognized in Other income (expenses), net(a)	$(19,179)	$(20,534)	$145,243	$(7,559)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expenses), net.
In addition, for the nine-month periods ended September 30, 2025 and 2024, we recorded net cash receipts of $144.5 million and $5.5 million, respectively, in Proceeds (payments) from settlement of foreign currency forward contracts, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$33,017	$33,017	$—	$—
Public equity securities(b)	$21,055	$21,055	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,420	$—	$—	$—
Derivative financial instruments(e)	$155	$—	$155	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$33,017	$33,017	$—	$—
Derivative financial instruments(e)	$6,725	$—	$6,725	$—

	December 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Available for sale debt securities(f)	$313,991	$—	$—	$313,991
Investments under executive deferred compensation plan(a)	$38,243	$38,243	$—	$—
Public equity securities(b)	$17,910	$17,910	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,472	$—	$—	$—
Derivative financial instruments(e)	$4,347	$—	$4,347	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$38,243	$38,243	$—	$—
Derivative financial instruments(e)	$11,352	$—	$11,352	$—
(a)We maintain an Executive Deferred Compensation Plan (“EDCP”) that was adopted in 2001 and subsequently amended. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of loss) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)Holdings in equity securities of public companies reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes are reported in Other income (expenses), net in our consolidated statements of loss. See Note 3, “Investments,” for further details.
(c)Primarily consists of private equity securities reported in Investments in the consolidated balance sheets. The changes in fair value are reported in Other income (expenses), net in our consolidated statements of loss.
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
(f)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS sale on June 1, 2021. A third-party estimate of the fair value was prepared using expected future cash flows over the period up to when the asset was likely to be redeemed, applying a discount rate that appropriately captures a market participant's view of the risk associated with the investment. These were considered to be Level 3 inputs. In June 2025, the Company redeemed the preferred equity and we derecognized the investment from the consolidated balance sheet. See Note 3, “Investments,” for further details.

The following table sets forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

Available for Sale Debt Securities
Beginning balance at December 31, 2024	$313,991
PIK dividends	19,830
Cash received for tax liability	(7,820)
Cash proceeds from redemption of preferred equity	(288,000)
Realized loss from redemption of preferred equity	(38,001)
Ending balance at September 30, 2025	$—

NOTE 16—Related Party Transactions:
Our consolidated statements of loss include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales to unconsolidated affiliates	$677	$11,618	$2,889	$13,803
Purchases from unconsolidated affiliates(a)	$137,078	$187,117	$440,517	$505,570
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2025	December 31, 2024
Receivables from unconsolidated affiliates	$575	$11,950
Payables to unconsolidated affiliates(a)	$122,794	$150,432
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly reviewed by the CODM for the three-month and nine-month periods ended September 30, 2025 and 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total Segments
Three Months Ended September 30, 2025
Net sales(a)	$708,755	$344,960	$254,114	$1,307,829
Cost of goods sold(b)	(603,873)	(233,884)	(197,679)	(1,035,436)
Selling, general and administrative expenses(b)	(44,624)	(20,797)	(23,823)	(89,244)
Other segment items(c)	(1,607)	(1,982)	(7,104)	(10,693)
Equity in net income of unconsolidated investments(d)	65,426	—	8,058	73,484
Net income attributable to noncontrolling interests	—	(12,753)	—	(12,753)
Adjusted EBITDA by segment	$124,077	$75,544	$33,566	$233,187
Three Months Ended September 30, 2024
Net sales(a)	$767,291	$342,376	$245,025	$1,354,692
Cost of goods sold(b)	(858,842)	(247,958)	(180,442)	(1,287,242)
Selling, general and administrative expenses(b)	(64,963)	(22,828)	(24,211)	(112,002)
Other segment items(c)	(6,550)	(6,845)	(6,691)	(20,086)
Equity in net income of unconsolidated investments(d)	305,951	—	1,792	307,743
Net income attributable to noncontrolling interests	—	(8,472)	—	(8,472)
Adjusted EBITDA by segment	$142,887	$56,273	$35,473	$234,633
Nine Months Ended September 30, 2025
Net sales(a)	$1,950,976	$1,017,534	$746,192	$3,714,702
Cost of goods sold(b)	(1,496,278)	(705,542)	(578,890)	(2,780,710)
Selling, general and administrative expenses(b)	(137,871)	(65,006)	(70,065)	(272,942)
Other segment items(c)	(5,816)	(6,800)	(20,370)	(32,986)
Equity in net income of unconsolidated investments(d)	219,146	—	23,854	243,000
Net income attributable to noncontrolling interests	—	(32,999)	—	(32,999)
Adjusted EBITDA by segment	$530,157	$207,187	$100,721	$838,065
Nine Months Ended September 30, 2024
Net sales(a)	$2,398,299	$993,041	$754,473	$4,145,813
Cost of goods sold(b)	(2,503,146)	(709,360)	(589,273)	(3,801,779)
Selling, general and administrative expenses(b)	(196,991)	(74,530)	(66,827)	(338,348)
Other segment items(c)	(19,531)	(20,043)	(20,581)	(60,155)
Equity in net income of unconsolidated investments(d)	945,231	—	17,496	962,727
Net income attributable to noncontrolling interests	—	(33,479)	—	(33,479)
Adjusted EBITDA by segment	$623,862	$155,629	$95,288	$874,779
(a)Intersegment sales are not considered material.
(b)The significant expense categories and amounts align with the segment information that is regularly provided to the CODM. Excludes depreciation and amortization, and non-operating, non-recurring or unusual items as described in the reconciliation of total segment adjusted EBITDA to consolidated Net loss attributable to Albemarle Corporation below.
(c)Other segment items are comprised of Research and development expenses excluding depreciation and amortization.
(d)Excludes Albemarle’s 49% ownership interest in the income tax expense of the Windfield joint venture.
The Company reconciles the total segment adjusted EBITDA to the consolidated Net loss attributable to Albemarle Corporation given the impact of equity in net income from unconsolidated investments, the majority of which relates to the Windfield joint venture. This reconciliation reflects the strategic and operational significance of the Company’s joint ventures and aligns with our allocation of equity in net income from unconsolidated investments at the segment level, representing each

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
segment's contribution to the Company's overall financial performance. See below for a reconciliation of total segment adjusted EBITDA to consolidated Net loss attributable to Albemarle Corporation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total segment adjusted EBITDA	$233,187	$234,633	$838,065	$874,779
Corporate expenses, net	(7,557)	(23,135)	(8,816)	14,315
Depreciation and amortization	(164,483)	(163,502)	(494,968)	(425,532)
Interest and financing expenses	(50,959)	(47,760)	(149,875)	(120,916)
Income tax benefit (expense)	30,565	(110,853)	449	(76,472)
Proportionate share of Windfield income tax expense(a)	(20,023)	(99,523)	(78,499)	(292,992)
Acquisition and integration related costs(b)	(1,883)	(439)	(5,091)	(3,927)
Restructuring charges and asset write-offs(c)	(2,321)	(860,864)	(5,772)	(1,194,614)
Goodwill impairment charges(d)	(181,070)	—	(181,070)	—
Non-operating pension and OPEB items	(367)	331	(978)	993
Gain (loss) in fair value of public equity securities(e)	7,980	(4,983)	3,144	(65,922)
Other(f)	(3,763)	7,103	(13,038)	35,546
Net loss attributable to Albemarle Corporation	$(160,694)	$(1,068,992)	$(96,449)	$(1,254,742)
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(c)See Note 9, “Restructuring Charges and Asset Write-offs,” for further details.
(d)See Note 4, “Goodwill and Other Intangibles,” for further details.
(e)Represents the net change in fair value of investments in public equity securities for the three-month and nine-month periods ended September 30, 2025, recorded in Other income (expenses), net. The three-month and nine-month periods ended September 30, 2024 included losses of $5.0 million and $32.2 million, respectively, recorded in Other income (expenses), net, resulting from the net change in fair value of investments in public equity securities and a loss of $33.7 million recorded in Other income (expenses), net, for the nine months ended September 30, 2024 resulting from the sale of investments in public equity securities.
(f)Included amounts for the three months ended September 30, 2025 recorded in:
•SG&A - $2.0 million of severance expenses not related to a restructuring plan, $1.4 million of expenses related to the redemption of preferred equity in a Grace subsidiary, $1.4 million related to the write-off of certain fixed assets and $1.3 million of expenses related to certain historical legal matters, partially offset by $1.9 million of gains from the sale of assets not part of our production operations.
•Other income (expenses), net - $0.5 million gain resulting from the adjustment of indemnification related to a previously disposed business.
Included amounts for the three months ended September 30, 2024 recorded in:
•SG&A - $0.1 million of expenses related to certain historical legal matters.
•Other income (expenses), net - $9.2 million of income from PIK dividends of preferred equity in a Grace subsidiary, partially offset by a $2.0 million loss resulting from the adjustment of indemnification related to a previously disposed business.
Included amounts for the nine months ended September 30, 2025 recorded in:
•SG&A - $13.3 million of gains from the sale of assets not part of our production operations, partially offset by $3.8 million of severance expenses not related to a restructuring plan, $1.9 million of expenses related to certain historical legal matters, $1.4 million of expenses related to the redemption of preferred equity in a Grace subsidiary and $1.4 million related to the write-off of certain fixed assets.
•Other income (expenses), net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary and $1.9 million of charges for asset retirement obligations at a site not part of our operations, partially offset by $19.8 million of income from PIK dividends of the preferred equity in a Grace subsidiary prior to redemption and a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the nine months ended September 30, 2024 recorded in:
•Cost of goods sold - $1.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $5.3 million of expenses related to certain historical legal and environmental matters.
•Other income (expenses), net - $26.8 million of income from PIK dividends of preferred equity in a Grace subsidiary, a $17.3 million gain primarily from the sale of assets at a site not part of our operations, a $0.6 million gain from an updated cost estimate of an environmental reserve at a site not part of our operations and a $0.4 million net gain primarily resulting from the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
adjustment of indemnification related to previously disposed businesses, partially offset by $2.9 million of charges for asset retirement obligations at a site not part of our operations.
Total assets and investments in equity method investees by segment at September 30, 2025 and December 31, 2024 were as follows (in thousands):

	September 30,	December 31,
	2025	2024
Assets:
Energy Storage	$11,183,308	$11,285,847
Specialties	2,044,798	1,843,564
Ketjen	1,358,908	1,426,189
Total segment assets	14,587,014	14,555,600
Corporate	2,561,271	2,054,049
Total assets	$17,148,285	$16,609,649
Investments in equity method investees:
Energy Storage	$676,840	$585,569
Ketjen	161,885	140,915
Total investments in equity method investees	$838,725	$726,484
Additional segment information for the three-month and nine-month periods ended September 30, 2025 and 2024 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization:
Energy Storage	$122,100	$124,346	$369,623	$312,053
Specialties	27,007	24,474	78,408	70,081
Ketjen	13,292	12,988	40,050	38,282
Total segment depreciation and amortization	162,399	161,808	488,081	420,416
Corporate	2,084	1,694	6,887	5,116
Total depreciation and amortization	$164,483	$163,502	$494,968	$425,532
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$47,498	$212,679	$152,194	$660,250
Ketjen	8,058	1,792	23,854	17,496
Total segment equity in net income of unconsolidated investments (net of tax)	55,556	214,471	176,048	677,746
Corporate(a)	5,084	14,587	27,136	18,690
Total equity in net income of unconsolidated investments (net of tax)	$60,640	$229,058	$203,184	$696,436
Capital expenditures:
Energy Storage(b)	$57,685	$223,407	$210,641	$998,841
Specialties	34,034	47,513	119,993	214,827
Ketjen	36,139	21,910	94,444	91,375
Total segment capital expenditures	127,858	292,830	425,078	1,305,043
Corporate	4,306	10,296	9,338	32,676
Total capital expenditures	$132,164	$303,126	$434,416	$1,337,719

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(a)Corporate equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture.
(b)Energy Storage capital expenditures for the three-month and nine-month periods ended September 30, 2024 include adjustments to correct previously identified immaterial errors. See Note 1, “Basis of Presentation,” for further details.

NOTE 18—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$93,649	$297,222
Common stock issued for annual incentive bonus plan(a)	—	11,545
(a)During the nine-month period ended September 30, 2024, the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.
Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2025 included the receipt of a $350.0 million customer prepayment. See Note 6, “Other Noncurrent Liabilities,” for further details. Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2025 and 2024 included $44.6 million and $82.7 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act from Other noncurrent liabilities to Income taxes payable within current liabilities.

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 20—Subsequent Events:
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of its Refining Solutions business (as defined below) to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly-formed limited partnership (“Holdco”). The Refining Solutions business being divested is defined as the Company’s Ketjen reportable segment, excluding its PCS business and the Company’s 50% ownership interest in Eurecat S.A. (which the Company expects to divest in a separate transaction as described below). Following the completion of the transactions contemplated in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company will receive approximately $536 million in cash and will own 49% of the common units of Holdco. The Company expects the Refining Solutions Business Transaction to be completed in the first half of 2026, subject to customary and regulatory closing conditions.
The Company’s ownership interest in Holdco, initially representing a 49% interest, will consist of common units that will be junior to the preferred equity in Holdco held by other ownership groups. The preferred equity will accrue dividends, regardless of whether or not declared, for the first five years after the closing of the Refining Solutions Business Transaction, will be convertible into common equity of Holdco at the option of the holder.
In a separate transaction, on October 23, 2025, the Company entered into a definitive agreement to divest its 50% ownership interest in Eurecat S.A., a joint venture included in the Refining Solutions reporting unit, for approximately €105 million (approximately $122 million using September 30, 2025 foreign exchange rates) in cash to Axens SA. The Company expects this transaction to be completed in the first half of 2026, subject to customary and regulatory closing conditions.
In connection with these transactions, on October 25, 2025, the Company concluded the Refining Solutions reporting unit (the “Disposal Group”) met the criteria to be classified as held for sale in the Company’s consolidated financial statements. Upon classification as held for sale, the Disposal Group is measured at the lower of its carrying amount or its fair value less costs to sell, which could result in future non-cash impairment charges in the consolidated financial statements. The considerations above are based on management’s estimates and assumptions and may change as the transactions progress.
The PCS business will continue to be operated by the Company following these transactions. When the Company determines a reintegration plan for the PCS business, this change in circumstances for the PCS business may indicate that the carrying value of PCS’s long-lived assets are not recoverable and may constitute a triggering event to test for impairment in accordance with Accounting Standards Codification (“ASC”) 360. As of September 30, 2025, the carrying value of the PCS assets was approximately $181 million. If a triggering event were to be identified, the Company would perform an impairment assessment, and if an impairment loss is determined to exist, the Company may record a non-cash impairment loss during the period in which the triggering event occurs.

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
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2025 and 2024. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.”
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
Third Quarter 2025
During the third quarter of 2025:
•Our net sales for the quarter were $1.3 billion; volumes grew by 6% year-over-year in total, driven by 8% growth in both Energy Storage and Ketjen; adjusted EBITDA improved 7% year-over-year, driven by Specialties.
•Our cash flows from operations for the quarter were $355.6 million, up 57% from the prior-year period; cash flows from operations during the first nine months of 2025 were $893.8 million, an increase of 29% from the prior year.

•Our board of directors declared a quarterly dividend of $0.405 per share on July 22, 2025, which was paid on October 1, 2025 to common shareholders of record at the close of business as of September 12, 2025.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the global market for lithium battery and energy storage, particularly for electric vehicles (“EV”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as trade policies and tariffs, slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. During the course of 2023, 2024 and through the first nine months of 2025, lithium index pricing dropped significantly. Amidst these dynamics, and despite recent downward lithium price pressure, we believe our long-term business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio primarily through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
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
Energy Storage: We expect Energy Storage net sales and profitability to decrease year-over-year in 2025 as lithium market prices are at lower levels compared to 2024. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or further decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be higher than prior year as a result of record integrated production, strong spodumene sales and reduced inventory. We could record inventory valuation charges in 2025 if lithium prices continue to deteriorate during the projected period of conversion and sale. Global EV sales are expected to continue to increase over the prior year, driving continued demand for lithium batteries.
As part of the above-mentioned actions to optimize our cost structure and strengthen our financial flexibility, we have stopped construction of the Kemerton Trains 3 and 4. In addition, we have put Kemerton Train 2 and the Chengdu, China conversion facilities into care and maintenance. Kemerton Train 1 will continue to operate and activity around it is currently focused on commercialization efforts. Production from the Chengdu site has been transferred to another processing facility in China.
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
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of its Refining Solutions business (as defined below) and will initially retain a 49% ownership interest upon completion of the transaction. The Refining Solutions business being divested is defined as the Company’s Ketjen reportable segment, excluding its PCS business and the Company’s 50% ownership interest in Eurecat S.A. In a separate transaction, on October 23, 2025, the Company signed a definitive agreement to divest its 50% ownership interest in Eurecat. The Company expects these transactions to be completed in the first half of 2026, subject to customary and regulatory closing conditions. The PCS business will continue to be operated by the Company following these transactions.
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

Results of Operations

The following data and discussion provides an analysis of certain significant factors affecting our results of operations during the periods included in the accompanying consolidated statements of loss. Certain percentage changes are considered not meaningful (“NM”).

Third Quarter 2025 Compared to Third Quarter 2024

Net Sales

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Net sales	$1,307,829	$1,354,692	$(46,863)	(3)%
•$131.7 million decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$75.7 million increase primarily attributable to higher sales volume in Energy Storage and Ketjen
•$9.2 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit (Loss)

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Gross profit (loss)	$117,610	$(104,034)	$221,644	NM
Gross profit (loss) margin	9.0%	(7.7)%
•Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Higher sales volume primarily attributable to Energy Storage and Ketjen
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Selling, general and administrative expenses	$138,577	$154,253	$(15,676)	(10)%
Percentage of Net sales	10.6%	11.4%
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs
Goodwill Impairment Charges

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Goodwill impairment charges	$181,070	$—	$181,070	NM
•Non-cash goodwill impairment charge recorded in 2025 representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment, following the signing of a definitive agreement to divest the controlling ownership interest in its Refining Solutions business

Restructuring Charges and Asset Write-Offs

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Restructuring charges and asset write-offs	$2,275	$828,146	$(825,871)	(100)%
•2025 primarily included adjustments to contract cancellation costs with key suppliers and costs to put Kemerton Train 2 into care and maintenance as part of the restructuring plan
•2024 included capital project asset write-offs and associated contract cancellation costs for our Kemerton facility, and severance and employee benefit costs at Corporate and each of the segments

Research and Development Expenses

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Research and development expenses	$12,674	$22,397	$(9,723)	(43)%
Percentage of Net sales	1.0%	1.7%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts

Interest and Financing Expenses

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Interest and financing expenses	$(50,959)	$(47,760)	$(3,199)	7%
•Lower capitalized interest in 2025 resulting from stopping construction of Kemerton Trains 3 and 4 and other projects, as well as the overall reduction of capital expenditure spending
Other Income (Expenses), Net

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Other income (expenses), net	$28,799	$(22,256)	$51,055	NM
•$51.7 million increase attributable to foreign exchange impacts from lower losses recorded in 2025. Foreign exchange impact in 2024 includes a loss of $16.2 million due to the reclass from accumulated other comprehensive loss related to the dedesignation of cash flow hedge.
•$7.2 million decrease attributable to interest income from lower interest rates in 2025
•2025 included a gain of $8.0 million related to the fair market value adjustment of equity securities in public companies compared to $5.0 million of losses for similar fair value adjustments in 2024

Income Tax (Benefit) Expense

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Income tax (benefit) expense	$(30,565)	$110,853	$(141,418)	NM
Effective income tax rate	12.8%	(9.4)%
•Change in 2025 primarily driven by the geographic mix of earnings, including the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities
•The goodwill impairment charge recorded during the 2025 was primarily non-deductible and resulted in a minimal income tax benefit
•2024 included the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Equity in net income of unconsolidated investments	$60,640	$229,058	$(168,418)	(74)%
•Decreased earnings primarily due to lower pricing from the Windfield joint venture. The impact of lower spodumene pricing driving the decrease in equity in net income of Windfield is offset in cost of goods sold as lower input costs
•$13.9 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Net income attributable to noncontrolling interests	$(12,753)	$(8,351)	$(4,402)	53%
•Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to increased sales volume, partially offset by lower pricing

Net Loss Attributable to Albemarle Corporation

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Net loss attributable to Albemarle Corporation	$(160,694)	$(1,068,992)	$908,298	85%
Percentage of Net sales	(12.3)%	(78.9)%
Net loss attributable to Albemarle Corporation common shareholders	$(202,382)	$(1,110,679)	$908,297	82%
Basic loss per share attributable to common shareholders	$(1.72)	$(9.45)	$7.73	82%
Diluted loss per share attributable to common shareholders	$(1.72)	$(9.45)	$7.73	82%
•Increase in 2025 results due to reasons noted above
•Net loss attributable to Albemarle Corporation common shareholders includes reductions of $41.7 million for mandatory convertible preferred stock dividends in both 2025 and 2024

Other Comprehensive (Loss) Income, Net of Tax

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Other comprehensive (loss) income, net of tax	$(4,094)	$167,939	$(172,033)	NM
•Foreign currency translation and other	$(3,987)	$158,724	$(162,711)	NM
•2025 included unfavorable movements in the Taiwanese Dollar of approximately $5 million, the Japanese Yen of approximately $4 million and a net unfavorable variance in various other currencies of less than $1 million, partially offset by favorable movements in the Chinese Renminbi of approximately $4 million and the Euro of approximately $2 million
•2024 included favorable movements in the Euro of approximately $153 million, the Japanese Yen of approximately $12 million, the Taiwanese Dollar of approximately $3 million and a net favorable variance in various other currencies of $4 million, partially offset by unfavorable movements in the Chinese Renminbi of approximately $12 million

•Cash flow hedge	$(107)	$9,215	$(9,322)	NM
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
Our chief operating decision maker (“CODM”) assesses the ongoing performance of the Company’s business segments and allocates resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing the segments performance. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges and asset write-offs, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Total adjusted EBITDA should not be considered as an alternative to Net loss attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Three Months Ended September 30,				Percentage Change
	2025	%	2024	%	2025 vs 2024
	(In thousands, except percentages)
Net sales:
Energy Storage	$708,755	54.2%	$767,291	56.6%	(8)%
Specialties	344,960	26.4%	342,376	25.3%	1%
Ketjen	254,114	19.4%	245,025	18.1%	4%
Total net sales	$1,307,829	100.0%	$1,354,692	100.0%	(3)%

Adjusted EBITDA:
Energy Storage	$124,077	55.0%	$142,887	67.5%	(13)%
Specialties	75,544	33.5%	56,273	26.6%	34%
Ketjen	33,566	14.9%	35,473	16.8%	(5)%
Total segment adjusted EBITDA	233,187	103.4%	234,633	110.9%	(1)%
Corporate	(7,557)	(3.4)%	(23,135)	(10.9)%	(67)%
Total adjusted EBITDA	$225,630	100.0%	$211,498	100.0%	7%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net loss attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30,
	2025	2024
Total segment adjusted EBITDA	$233,187	$234,633
Corporate expenses, net	(7,557)	(23,135)
Depreciation and amortization	(164,483)	(163,502)
Interest and financing expenses	(50,959)	(47,760)
Income tax benefit (expense)	30,565	(110,853)
Proportionate share of Windfield income tax expense(a)	(20,023)	(99,523)
Acquisition and integration related costs(b)	(1,883)	(439)
Restructuring charges and asset write-offs(c)	(2,321)	(860,864)
Goodwill impairment charges(d)	(181,070)	—
Non-operating pension and OPEB items	(367)	331
Gain (loss) in fair value of public equity securities(e)	7,980	(4,983)
Other(f)	(3,763)	7,103
Net loss attributable to Albemarle Corporation	$(160,694)	$(1,068,992)
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
(d)See Note 4, “Goodwill and Other Intangibles,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(e)Represents the net change in fair value of investments in public equity securities for the three-month periods ended September 30, 2025 and 2024, recorded in Other income (expenses), net.
(f)Included amounts for the three months ended September 30, 2025 recorded in:
•SG&A - $2.0 million of severance expenses not related to a restructuring plan, $1.4 million of expenses related to the redemption of preferred equity in a Grace subsidiary, $1.4 million related to the write-off of certain fixed assets and $1.3 million of expenses related to certain historical legal matters, partially offset by $1.9 million of gains from the sale of assets not part of our production operations.
•Other income (expenses), net - $0.5 million gain resulting from the adjustment of indemnification related to a previously disposed business.
Included amounts for the three months ended September 30, 2024 recorded in:
•SG&A - $0.1 million of expenses related to certain historical legal matters.
•Other income (expenses), net - $9.2 million of income from PIK dividends of preferred equity in a Grace subsidiary, partially offset by a $2.0 million loss resulting from the adjustment of indemnification related to a previously disposed business.

Energy Storage

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Net sales	$708,755	$767,291	$(58,536)	(8)%
•$119.0 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$58.1 million increase attributable to higher sales volume driven by customer demand, partially offset by reduced tolling volumes
•$2.4 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$124,077	$142,887	$(18,810)	(13)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity earnings from lower pricing from the Windfield joint venture. The impact of lower spodumene pricing offsets lower input costs in cost of goods sold
•Savings from designed restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing

Specialties

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Net sales	$344,960	$342,376	$2,584	1%
•Pricing was essentially flat with favorable pricing in bromine and derivatives, and flame retardants, offset by unfavorable pricing in lithium specialties
•$2.2 million decrease attributable to lower sales volumes related to timing of sales
•$4.7 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$75,544	$56,273	$19,271	34%
•Lower input costs from raw materials •Savings from restructuring and productivity improvements •Lower sales volume related to timing of sales
Ketjen

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Net sales	$254,114	$245,025	$9,089	4%
•$19.8 million increase attributable to higher sales volume driven by FCC
•$12.8 million decrease attributable to unfavorable pricing impacts, primarily in CFT and FCC
•$2.1 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$33,566	$35,473	$(1,907)	(5)%
•Unfavorable pricing impacts
•Higher sales volume driven by FCC
•Favorable equity in earnings from unconsolidated investments in CFT
•$1.6 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Corporate

In thousands	Q3 2025	Q3 2024	$ Change	% Change
Adjusted EBITDA	$(7,557)	$(23,135)	$15,578	(67)%
•$21.7 million increase attributable to favorable currency exchange impacts, net of a $13.9 million decrease in foreign exchange impacts from our Windfield joint venture
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs

First Nine Months 2025 Compared to First Nine Months 2024

Net Sales

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$3,714,702	$4,145,813	$(431,111)	(10)%
•$654.5 million decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$220.4 million increase attributable to higher sales volume in Energy Storage and Specialties
•$3.0 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit (Loss)

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Gross profit (loss)	$470,785	$(75,674)	$546,459	NM
Gross profit (loss) margin	12.7%	(1.8)%
•Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Higher sales volume in Energy Storage and Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative Expenses

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Selling, general and administrative expenses	$394,536	$482,052	$(87,516)	(18)%
Percentage of Net sales	10.6%	11.6%
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs
•$13.3 million of gains from the sale of assets not part of our production operations in 2025
•$5.3 million of expenses related to certain historical legal and environmental matters in 2024

Goodwill Impairment Charges

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Goodwill impairment charges	$181,070	$—	$181,070	NM
•Non-cash goodwill impairment charge recorded in 2025 representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment, following the signing of a definitive agreement to divest the controlling ownership interest in its Refining Solutions business

Restructuring Charges and Asset Write-Offs

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Restructuring charges and asset write-offs	$5,660	$1,156,522	$(1,150,862)	(100)%
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

Research and Development Expenses

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Research and development expenses	$39,217	$66,699	$(27,482)	(41)%
Percentage of Net sales	1.1%	1.6%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts

Interest and Financing Expenses

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Interest and financing expenses	$(149,875)	$(120,916)	$(28,959)	24%

•Lower capitalized interest in 2025 resulting from stopping construction of Kemerton Trains 3 and 4 and other projects, as well as the overall reduction of capital expenditure spending
•Partially offset by lower debt balances in 2025 with commercial paper outstanding during the first quarter of 2024

Other Income, Net

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Other income, net	$32,490	$61,311	$(28,821)	(47)%
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$18.8 million decrease attributable to interest income from lower interest rates in 2025
•$16.5 million decrease attributable to foreign exchange impacts from losses recorded in 2025 compared to gains recorded in 2024
•2025 included gains of $3.1 million related to the fair market value adjustment of equity securities in public companies compared to $65.9 million of losses for similar fair value adjustments and sales of equity securities in 2024
•$17.3 million gain in 2024 primarily from the sale of assets at a site not part of our operations

Income Tax (Benefit) Expense

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Income tax (benefit) expense	$(449)	$76,472	$(76,921)	NM
Effective income tax rate	0.2%	(4.2)%
•Change in 2025 primarily driven by the geographic mix of earnings, including the impact from the valuation allowance for losses in our consolidated Australian entities and certain China entities
•The goodwill impairment charge recorded during the 2025 was primarily non-deductible and resulted in a minimal income tax benefit
•2024 included the impact from the valuation allowance for losses in our consolidated Australian entities and certain entities in China

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Equity in net income of unconsolidated investments	$203,184	$696,436	$(493,252)	(71)%
•Decreased earnings primarily due to lower pricing from the Windfield joint venture. The impact of lower spodumene pricing driving the decrease in equity in net income of Windfield is offset above in cost of goods sold as lower input costs
•$11.8 million increase attributable to favorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net income attributable to noncontrolling interests	$(32,999)	$(34,154)	$1,155	(3)%
•Decrease in consolidated income related to our JBC joint venture primarily due to lower pricing

Net Loss Attributable to Albemarle Corporation

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net loss attributable to Albemarle Corporation	$(96,449)	$(1,254,742)	$1,158,293	NM
Percentage of Net sales	(2.6)%	(30.3)%
Net loss attributable to Albemarle Corporation common shareholders	$(221,512)	$(1,349,701)	$1,128,189	84%
Basic loss per share	$(1.88)	$(11.49)	$9.61	84%
Diluted loss per share	$(1.88)	$(11.49)	$9.61	84%
•Increase in 2025 results due to reasons noted above
•Net loss attributable to Albemarle Corporation common shareholders includes reductions of $125.1 million and $95.0 million for mandatory convertible preferred stock dividends in 2025 and 2024, respectively

Other Comprehensive Income, Net of Tax

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Other comprehensive income, net of tax	$373,465	$58,925	$314,540	NM
•Foreign currency translation and other	$373,786	$61,753	$312,033	NM
•2025 included favorable movements in the Euro of approximately $342 million, the Taiwanese Dollar of approximately $9 million, the Chinese Renminbi of approximately $8 million, the Brazilian Real of approximately $7 million, the Japanese Yen of approximately $5 million and a net favorable variance in various other currencies of approximately $4 million
•2024 included favorable movements in the Euro of approximately $79 million, partially offset by unfavorable movements in the Brazilian Real of approximately $8 million, the Chinese Renminbi of approximately $3 million, the Taiwanese Dollar of approximately $3 million and a net unfavorable variance in various other currencies of $4 million

•Cash flow hedge	$(321)	$(2,828)	$2,507	(89)%

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Nine Months Ended September 30,				Percentage Change
	2025	%	2024	%	2025 vs 2024
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,950,976	52.5%	$2,398,299	57.8%	(19)%
Specialties	1,017,534	27.4%	993,041	24.0%	2%
Ketjen	746,192	20.1%	754,473	18.2%	(1)%
Total net sales	$3,714,702	100.0%	$4,145,813	100.0%	(10)%

Adjusted EBITDA:
Energy Storage	$530,157	64.0%	$623,862	70.2%	(15)%
Specialties	207,187	25.0%	155,629	17.5%	33%
Ketjen	100,721	12.1%	95,288	10.7%	6%
Total segment adjusted EBITDA	838,065	101.1%	874,779	98.4%	(4)%
Corporate	(8,816)	(1.1)%	14,315	1.6%	NM
Total adjusted EBITDA	$829,249	100.0%	$889,094	100.0%	(7)%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net loss attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Nine Months Ended September 30,
	2025	2024
Total segment adjusted EBITDA	$838,065	$874,779
Corporate expenses, net	(8,816)	14,315
Depreciation and amortization	(494,968)	(425,532)
Interest and financing expenses	(149,875)	(120,916)
Income tax benefit (expense)	449	(76,472)
Proportionate share of Windfield income tax expense(a)	(78,499)	(292,992)
Acquisition and integration related costs(b)	(5,091)	(3,927)
Restructuring charges and asset write-offs(c)	(5,772)	(1,194,614)
Goodwill impairment charges(d)	(181,070)	—
Non-operating pension and OPEB items	(978)	993
Gain (loss) in fair value on public equity securities(e)	3,144	(65,922)
Other(f)	(13,038)	35,546
Net loss attributable to Albemarle Corporation	$(96,449)	$(1,254,742)
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
(d)See Note 4, “Goodwill and Other Intangibles,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(e)Loss of $33.7 million recorded in Other income, net for the nine months ended September 30, 2024 resulting from the sale of investments in public equity securities and a gain (loss) of $3.1 million and ($32.2) million recorded in Other income, net for the nine months ended September 30, 2025 and 2024, respectively, resulting from the change in fair value of investments in public equity securities.
(f)Included amounts for the nine months ended September 30, 2025 recorded in:
•SG&A - $13.3 million of gains from the sale of assets not part of our production operations, partially offset by $3.8 million of severance expenses not related to a restructuring plan, $1.9 million of expenses related to certain historical legal matters, $1.4 million of expenses related to the redemption of preferred equity in a Grace subsidiary and $1.4 million related to the write-off of certain fixed assets.
•Other income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary and $1.9 million of charges for asset retirement obligations at a site not part of our operations, partially offset by $19.8 million of income from PIK dividends of the preferred equity in a Grace subsidiary prior to redemption and a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses.
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

Energy Storage

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$1,950,976	$2,398,299	$(447,323)	(19)%
•$627.4 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$181.1 million increase attributable to higher sales volume driven by customer demand
•$1.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$530,157	$623,862	$(93,705)	(15)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity earnings from lower pricing from the Windfield joint venture in Energy Storage. The impact of lower spodumene pricing offsets lower input costs in cost of goods sold
•Savings from restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from the lower pricing
•$8.8 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$1,017,534	$993,041	$24,493	2%
•$50.9 million increase attributable to higher sales volume related to increased demand
•$29.4 million decrease primarily attributable to unfavorable pricing impacts in lithium specialties, partially offset by favorable pricing in bromine and derivatives
•$3.1 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$207,187	$155,629	$51,558	33%

•Higher sales volume related to increased demand
•Savings from restructuring and productivity improvements
•Lower input costs from raw materials
•Unfavorable pricing impacts
•$2.0 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Net sales	$746,192	$754,473	$(8,281)	(1)%
•$11.6 million decrease attributable to lower sales volume, primarily in CFT
•$2.3 million increase attributable to favorable pricing impacts, primarily in CFT and PCS
•$1.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$100,721	$95,288	$5,433	6%
•Favorable pricing impacts driven by CFT and PCS
•Favorable equity in earnings from unconsolidated investments in CFT
•$2.6 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Corporate

In thousands	YTD 2025	YTD 2024	$ Change	% Change
Adjusted EBITDA	$(8,816)	$14,315	$(23,131)	NM
•$20.8 million decrease attributable to unfavorable currency exchange impacts, net of a $11.8 million increase in foreign exchange impacts from our Windfield joint venture
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs

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
Cash Flow
During the first nine months of 2025, cash on hand, cash provided by operations and $288.0 million received from the redemption of preferred equity funded $434.4 million of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $142.9 million and dividends to mandatory convertible preferred shareholders of $125.1 million. Our operations provided $893.8 million of cash flows during the first nine months of 2025, as compared to $692.3 million for the first nine months of 2024. The change compared to prior year was primarily due to the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025 and increased earnings from Specialties and Ketjen, partially offset by a decrease in cash flows from working capital changes, lower dividends received from unconsolidated investments and decreased earnings from the Energy Storage segment, driven by lower lithium market prices. Net cash inflows from working capital changes in 2025 were primarily driven by lower accounts receivable from lower lithium prices. The lower lithium pricing drove a material increase in working capital changes in 2024 driving lower inventory, accounts receivable and payable balances. Overall, our cash and cash equivalents increased by $739.5 million to $1.9 billion at September 30, 2025 from $1.2 billion at December 31, 2024.
Capital expenditures for the nine-month period ended September 30, 2025 of $434.4 million were primarily associated with plant, machinery and equipment. We expect our capital expenditures to be approximately $600 million in 2025, reflecting the announced new level of spending to unlock cash flow over the near term and generate long-term financial flexibility. The forecasted lower capital expenditures compared to prior years reflect reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
On October 25, 2025, we signed a definitive agreement to divest the controlling ownership interest of our Refining Solutions business (as defined below) to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly-formed limited partnership (“Holdco”). The Refining Solutions business being divested is defined as our Ketjen reportable segment, excluding its PCS business and our 50% ownership interest in Eurecat S.A. Following the completion of the transactions contemplated in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), we will receive approximately $536 million in cash and will own 49% of the common units of Holdco. We expect the Refining Solutions Business Transaction to be completed in the first half of 2026, subject to customary and regulatory closing conditions.
In a separate transaction, on October 23, 2025, we entered into a definitive agreement to divest our 50% ownership interest in Eurecat S.A. for approximately €105 million (approximately $122 million using September 30, 2025 foreign exchange rates) in cash to Axens SA. We expect this transaction to be completed in the first half of 2026, subject to customary and regulatory closing conditions.
Upon closing of both divestitures, we expect to receive an approximate total of $660 million in cash proceeds. We expect to use these proceeds for debt reduction and other general corporate purposes. As a result of entering into these definitive agreements, we recorded a non-cash goodwill impairment charge in the third quarter of 2025 of $181.1 million, representing the full value of goodwill associated with the Refining Solutions reporting unit as of September 30, 2025.
In June 2025, the Company redeemed the preferred equity of a Grace subsidiary (originally issued as part of the proceeds from the sale of the FCS business in 2021) for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. Prior to its redemption, the preferred equity had a fair value of $326.0 million, which was reported in Investments in the consolidated balance sheets. Following the redemption, we recorded a loss of $38.0 million within Other income (expenses), net for the three-month and nine-month periods ended September 30, 2025, representing the difference between the cash received and the recorded fair value.

In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the nine-month period ended September 30, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years.
Beginning in 2024, we took proactive actions to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. As part of these actions, we transitioned to a new operating structure from two core global business units to a fully integrated functional model (excluding Ketjen), stopped construction of Kemerton Train 3 and 4, placed Kemerton Train 2 into care and maintenance, as well as deferred spending and investments in certain other capital projects. Additionally, as part of this restructuring plan, we placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $1.0 billion, severance and employee benefits of $72.3 million, contract cancellation costs of $63.6 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $44.1 million.
Net current assets were $2.6 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively. The increase is primarily due to an increased cash balance from the receipt of an Energy Storage customer prepayment of $350.0 million and $288.0 million from the redemption of the Grace preferred stock in 2025. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On July 22, 2025, our board of directors declared a cash dividend of $0.405, which was paid on October 1, 2025 to shareholders of record at the close of business as of September 12, 2025.
At September 30, 2025 and December 31, 2024, our cash and cash equivalents included $1.0 billion and $833.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2024, we repatriated $28.8 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first nine months of 2025.
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
Given economic conditions, specifically around the market pricing of lithium, and the related impact on the Company’s earnings, on October 31, 2024, we further amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of September 30, 2025. As of September 30, 2025 there were no borrowings outstanding under the 2022 Credit Agreement.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement to avoid a potential covenant violation over the following 18 months given the market pricing of lithium. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 5.50:1.0 as of the end of the third quarter of 2025, (ii) 5.00:1.0 as of the end of fourth quarter of 2025, (iii) 4.75:1.0 as of the end of each of first and second quarter of 2026, and (iv) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from the issuance of funded debt in excess of $500 million.
Beginning in the fourth quarter of 2024, the amended second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than (i) 2.00:1 for the third quarter of 2025, (ii) 2.50:1 for the fourth quarter of 2025, and (iii) 3.00:1.0 for all fiscal quarters thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. Following the $2.2 billion issuance of mandatory convertible preferred stock in March 2024 and the amendments to the financial covenants, the Company expects to maintain compliance with the amended financial covenants in the near future. However, a significant downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion, with none outstanding as of September 30, 2025.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At September 30, 2025 and December 31, 2024 there were $159.4 million and $74.5 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.2 billion at September 30, 2025, compared to $3.1 billion at December 31, 2024. In addition, at September 30, 2025, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $106.5 million under other existing credit lines, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at September 30, 2025 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $91.9 million at September 30, 2025. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2024.
Total expected 2025 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to approximate $17 million. We may choose to make additional pension contributions in excess of this amount. We have made contributions of $14.4 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2025.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $254.7 million at September 30, 2025 and $259.6 million at December 31, 2024. Related assets for corresponding offsetting benefits recorded in Other assets totaled $75.9 million at September 30, 2025 and $74.8 million at December 31, 2024. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2025 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. For example, as noted above, in the first half of 2026, we expect to close on two divestitures and receive approximately $660 million in cash proceeds to be used for debt reduction and other general corporate purposes. We also could issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will focus on deleveraging, investing in growth of the businesses and returning value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to cash on hand.
We expect our capital expenditures to be approximately $600 million in 2025, down from $1.7 billion in 2024. Lower capital expenditures in 2025 reflects the announced new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
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
We are party to a master receivables purchase agreement, under which we may sell up to approximately $94 million of available and eligible outstanding customer accounts receivable generated by sales to certain customers. The agreement is uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. During the three-month and nine-month periods ended September 30, 2025, the Company sold and removed approximately $45.8 million and $106.6 million, respectively, of accounts receivable under this master receivables purchase agreement. The Company incurred approximately $0.2 million and $0.3 million, respectively, of fees associated with the master receivables purchase agreement during the three-month and nine-month periods ended September 30, 2025. Costs associated with the sales of receivables are reflected in the consolidated statements of loss for the periods in which the sales occur.
In 2022, we announced we had been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs and to produce approximately 420,000 tons of spodumene concentrate annually. To further support the restart of the Kings Mountain mine, in 2023, we announced a $90 million critical materials award from the U.S. Department of Defense. Since inception, the Company has received $24.3 million of these funds.

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
Overall, with generally strong cash-generative businesses we believe we have, and will be able to maintain, a solid liquidity position. We expect that cash on hand will be sufficient to repay our €377.1 principal amount of 1.125% senior notes due November 2025. We have no additional significant long-term debt maturities before 2027.
We had cash and cash equivalents totaling $1.9 billion at September 30, 2025, of which $1.0 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net sales(a)	$550,756	$861,876
Gross profit (loss)	173,512	(66,144)
Loss before income taxes and equity in net income of unconsolidated investments(b)	(227,217)	(593,433)
Net loss attributable to the Parent Guarantor and the Issuer	(239,870)	(442,751)
(a)    Includes net sales to Non-Guarantors of $313.5 million and $460.6 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $10.8 million and $46.6 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.
Summarized Balance Sheet

$ in thousands	September 30, 2025	December 31, 2024
Current assets(a)	$1,456,463	$921,221
Net property, plant and equipment	1,931,530	2,005,613
Other noncurrent assets(b)	2,471,232	2,912,866

Current liabilities(c)	$2,887,961	$2,190,646
Long-term debt	2,254,238	2,253,328
Other noncurrent liabilities(d)	7,178,747	7,157,705
(a)    Includes receivables from Non-Guarantors of $429.9 million and $411.2 million at September 30, 2025 and December 31, 2024, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $2.1 billion and $2.3 billion at September 30, 2025 and December 31, 2024, respectively.
(c)    Includes current payables to Non-Guarantors of $2.5 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $6.8 billion and $6.8 billion at September 30, 2025 and December 31, 2024, respectively.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2025	Year Ended December 31, 2024
Net sales(a)	$398,339	$639,866
Gross profit (loss)	226,234	(12,059)
Loss before income taxes and equity in net income of unconsolidated investments(b)	(107,390)	(400,246)
Income (loss) attributable to the Subsidiary Guarantor and the Parent Issuer	(130,915)	(353,248)
(a)    Includes net sales to Non-Guarantors of $161.0 million and $238.6 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.
(b)    Includes intergroup income to Non-Guarantors of $10.4 million and $148.3 million for the nine months ended September 30, 2025 and year ended December 31, 2024, respectively.

Summarized Balance Sheet

$ in thousands	September 30, 2025	December 31, 2024
Current assets(a)	$1,671,776	$1,104,082
Net property, plant and equipment	780,406	800,913
Other non-current assets(b)	1,608,816	2,188,306

Current liabilities(c)	$3,278,758	$2,559,256
Long-term debt	2,615,500	2,551,714
Other noncurrent liabilities(d)	6,138,903	6,303,456
(a)    Includes receivables from Non-Guarantors of $687.7 million and $646.3 million at September 30, 2025 and December 31, 2024, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $1.2 billion and $1.6 billion at September 30, 2025 and December 31, 2024, respectively.
(c)    Includes current payables to Non-Guarantors of $2.5 billion and $1.9 billion at September 30, 2025 and December 31, 2024, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $5.8 billion and $6.0 billion at September 30, 2025 and December 31, 2024, respectively.
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
We had variable interest rate borrowings of $18.7 million outstanding at September 30, 2025, bearing a weighted average interest rate of 1.37% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.2 million as of September 30, 2025. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $3.9 billion and with a fair value representing a net liability position of $6.6 million at September 30, 2025. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2025, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $5.1 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $5.2 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2025, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5.	Other Information.
N/A

Item 6.	Exhibits.
(a) Exhibits

*#10.1	Albemarle Corporation Executive Officer Severance Plan, effective July 22, 2025.

*#10.2	Amended and Restated Executive Employment Agreement, dated July 30, 2025, between the Company and J. Kent Masters Jr.

*#10.3	Amended and Restated Severance Compensation Agreement, dated July 30, 2025, between the Company and J. Kent Masters Jr.

*#10.4	Ketjen Corporation Amended and Restated Cumulative Free Cash Flow Incentive Plan.

*#10.5	Ketjen Corporation Amended and Restated Transaction Value Plan.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2025, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Loss for the three and nine months ended September 30, 2025 and 2024, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2025 and 2024, (iii) the Consolidated Balance Sheets at September 30, 2025 and December 31, 2024, (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2025 and 2024, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 5, 2025	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)