Form 10-K
period 2025-12-31
ALBEMARLE CORP
filed 2026-02-11
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $7.4 billion based on the last reported sale price of common stock on June 30, 2025, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 4, 2026: 117,847,220
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Albemarle Corporation and Subsidiaries

Index to Form 10-K
Year Ended December 31, 2025

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
We and our joint ventures currently operate more than 25 production and research and development (“R&D”) facilities, as well as a number of administrative and sales offices, around the world. As of December 31, 2025, we served approximately 1,900 customers in approximately 70 countries. For information regarding our unconsolidated joint ventures, see Note 8, “Investments,” to our consolidated financial statements included in Part II, Item 8 of this report.
Business Segments
During 2025, we managed and reported our operations under three reportable segments: Energy Storage, Specialties and Ketjen. The segments are organized based on their similar markets, customers, economic characteristics and production processes. Financial results and discussion about our segments included in this report are organized according to these categories except where noted.
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of Ketjen’s Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”). The Refining Solutions business being divested and contributed is defined as the Company’s Ketjen reportable segment, excluding its PCS business and the Company’s 50% ownership interest in Eurecat S.A. In a separate transaction, on January 23, 2026, the Company completed the sale of its 50% ownership interest in Eurecat S.A., a joint venture included in the Ketjen segment, to Axens SA. Following the completion of these transactions, the Company will retain the PCS business and common units of Holdco initially representing a 49% interest. We expect the Refining Solutions transaction to be completed in the first quarter of 2026, subject to customary closing conditions. Upon completion of this transaction, we do not expect the retained business activity within the Ketjen segment to meet the criteria for a separate reportable segment.
For financial information regarding our reportable segments and geographic area information, see Note 25, “Segment and Geographic Area Information,” to our consolidated financial statements included in Part II, Item 8 of this report.
Energy Storage Segment
Our Energy Storage business enables better lithium use through reliable supply and consistent quality. We develop and manufacture a broad range of basic lithium compounds, including lithium carbonate, lithium hydroxide, and lithium chloride. Lithium is a key component in products and processes used in a variety of applications and industries, which include lithium batteries used in consumer electronics and electric vehicles, power grids and solar panels, high performance greases and specialty glass used in consumer appliances and electronics, among other applications. We plan to continue to focus on the development of new products and applications.
Competition
The global lithium market is highly competitive and growing very rapidly. It is characterized by aggressive expansion and entry from existing and new players, including automotive OEMs, commodity traders, junior miners, and large, well-capitalized diversified miners. Producers are primarily located in the Americas, Africa, Asia and Australia. Major competitors in lithium compounds include Sociedad Quimica y Minera de Chile S.A., Sichuan Tianqi Lithium, Jiangxi Ganfeng Lithium, Rio Tinto plc, Pilbara Minerals, Tesla and a large number of additional Chinese companies. Competition in the global lithium market is increasingly based on index-based market pricing and differentiated via product quality, product diversity, reliability of supply and customer service.

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
Specialties Segment
Our Specialties business optimizes our portfolio of bromine and highly specialized lithium solutions. Our Specialties business serves a variety of industries, including energy, mobility, connectivity, and health. Specialty products are essential in both internal combustion and electric vehicles, from high-voltage cables and powertrains to airbags and tires. We enable digital innovation focused on safety and reliability, including fire safety compounds. Our fire safety technology enables the use of plastics in high performance, high heat applications by enhancing the flame resistant properties of these materials. End market products that benefit from our fire safety technology include plastic enclosures for consumer electronics, printed circuit boards, wire and cable products, electrical connectors, textiles and foam insulation. In energy, infrastructure for renewable grid and electrified transport is enabled by our fire safety solutions. In health, our lithium specialties products are precursors for many pharmaceuticals, while bromine specialties are used to help ensure safer food and water supplies. Other bromine-based specialty chemicals products include elemental bromine, alkyl bromides, inorganic bromides, brominated powdered activated carbon and a number of bromine fine chemicals. Our value-added lithium specialties products include butyllithium and lithium aluminum hydride. Our lithium specialties business are used in a variety of applications and industries including organic synthesis processes in the areas of steroid chemistry and vitamins, various life science applications, as well as intermediates in the pharmaceutical industry, among other applications. We also develop and manufacture cesium products for the chemical and pharmaceutical industries, and zirconium, barium and titanium products for various pyrotechnical applications, including airbag initiators. A number of customers of our Specialties business operate in cyclical industries, including the consumer electronics and oil field industries. As a result, demand from our customers in such industries is also cyclical.
Our lithium specialties business also provides technical services, including the handling and use of reactive lithium products. We also offer our customers recycling services for lithium-containing by-products resulting from synthesis with organolithium products, lithium metal and other reagents. We plan to continue to focus on the development of new products and applications.
Competition
Our Specialties business serves markets in the Americas, Asia, Europe and the Middle East, each of which is highly competitive. Product performance and quality, price and contract terms are the primary factors in determining which qualified supplier is awarded a contract. R&D, product and process improvements, specialized customer services, the ability to attract and retain skilled personnel and maintenance of a good safety record have also been important factors to compete effectively in the marketplace. Our most significant competitors are Lanxess AG, Israel Chemicals Ltd and Rio Tinto, as well as producers in India and China.
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
Ketjen Segment
Our three main product lines in this segment are (i) Clean Fuels Technologies (“CFT”), which is primarily composed of hydroprocessing catalysts (“HPC”) together with isomerization and alkylation catalysts; (ii) fluidized catalytic cracking (“FCC”) catalysts and additives; and (iii) performance catalyst solutions (“PCS”), which is primarily composed of

Albemarle Corporation and Subsidiaries

organometallics and curatives. Following completion of the divestiture transactions noted previously, the Company will retain the PCS business and a 49% ownership interest in Holdco, a refining solutions joint venture.
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
Human Capital
Our main human capital management objectives are to attract, retain and develop the highest quality talent and ensure they feel safe, supported and empowered to do the best work they can do. We endeavor to provide a workplace that facilitates opportunities for innovation, fosters good decision-making practices, and promotes employee engagement and high productivity across our organization.
As of December 31, 2025, we had approximately 7,800 employees, including employees of our consolidated joint ventures, of whom 3,100, or 40%, are employed in the U.S. and the Americas; 2,600, or 33%, are employed in Asia Pacific; 1,500, or 19%, are employed in Europe; and 600, or 8%, are employed in the Middle East or other areas. Approximately 26% of these employees are represented by unions or works councils. We strive to foster positive relationships with our employees and their representatives.
Health and Safety
The health and safety of our employees is a core value at Albemarle and is integral to how we conduct business. Our employees, contractors, and visitors are instructed to follow a comprehensive set of written health and safety policies and procedures at both corporate and local sites. Our internal incident and issues management system gives all employees the ability to report incidents anonymously without fear of retaliation, and allow us to be more proactive in developing safety programs that address at-risk conditions or behaviors which could lead to an incident. We routinely audit ourselves against our policies, procedures and standards, using internal and third-party resources. We include health and safety metrics in our annual incentive

Albemarle Corporation and Subsidiaries

plan to further incentivize our employees’ commitment to safety. In 2025, we maintained our Occupational Safety and Health Act (“OSHA”) occupational injury and illness incident rate of 0.16 for our employees and nested contractors, compared to 0.13 in 2024. In addition, we provide all employees and their dependents with access to our Employee Assistance Program, which provides free mental and behavioral health resources.
Talent and Culture
Investing in talent is a critical process for Albemarle because it allows us to be proactive and anticipate key organizational needs for talent and capabilities. This enables us to efficiently and effectively ensure that we have the right talent pipeline to drive Albemarle’s success into the future. We provide leadership development through performance coaching, comprehensive feedback, plant training including health, safety and environmental topics, and experiential development and mentoring. Our leadership development is a cornerstone to our talent management strategy. We invest in our people through enhanced training and development opportunities and by seeking to foster a culture that enables employees to feel a sense of belonging and reach their full potential.
It is important for us to have a workforce of highly engaged employees who understand how their work connects to Albemarle’s purpose and values. We have measured strong employee engagement through an empowerment survey, which tracks job satisfaction and how likely an employee is to recommend Albemarle to people they know. In addition, we are committed to empowering and supporting the next generation of talent in their career development by engaging in various initiatives to attract qualified candidates to our internship, co-op and rotational development programs.
Our incentive program is designed to provide incentives and rewards for achieving Albemarle’s annual goals and objectives. The Executive Compensation and Talent Development Committee of the Board has the overall responsibility of evaluating the performance of the CEO and approving the compensation structure for senior management. The Executive Compensation and Talent Development Committee determines performance goals under our incentive program annually to ensure our executive officers execute on short-term financial and strategic initiatives that drive our business strategy and long-term shareholder value.
We develop holistic initiatives to foster a values-driven workplace where all individuals feel a sense of belonging as they grow in their professions. We continue to pursue strategies and partnerships to attract highly qualified applicants from all backgrounds and assess promotion, retention, and turnover data to identify potential opportunities for greater inclusion efforts.
We seek to provide employees with a desirable workplace that will enable us to attract and retain top talent. We believe employees should be fairly compensated through wages and benefits, based on experience, expertise, performance, and the criticality of their roles in the Company. We perform an annual review of our pay practices to ensure that they are fair and equitable.
Human Rights and Labor Practice
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
Intellectual Property
Our intellectual property, including our patents, licenses and trade names, is an important component of our business. As of December 31, 2025, we owned more than 1,500 active patents and more than 750 pending patent applications in key strategic markets worldwide. We also have acquired rights under patents and inventions of others through licenses, and we license certain patents and inventions to third parties. The Company believes the duration of its intellectual property rights is adequate relative to the expected lives of its products and services.
Regulation
Our business is subject to a broad array of employee health and safety laws and regulations, including those under the OSHA (see OSHA occupational injury and illness incident rate above). We also are subject to similar state laws and regulations as well as local laws and regulations for our non-U.S. operations. We devote significant resources and have developed and implemented comprehensive programs to promote the health and safety of our employees, and we maintain an active health, safety and environmental program.
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

Albemarle Corporation and Subsidiaries

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
Climate Change and Natural Resources
Concerns about climate change and the related regulations may provide us with new or expanded business opportunities. We provide solutions to companies pursuing alternative transportation vehicles and energy storage technologies and other similar solutions. In connection with the demand for, and legislation mandating or incentivizing the use of, alternative technologies that limit or eliminate greenhouse gas emissions, we continue to monitor the market and offer solutions where we have appropriate technology and believe we are well positioned to take advantage of opportunities that may arise from such demand or legislation.
We acknowledge our responsibility to address the impact of our operations on the environment. We invest in technology and people to reduce energy consumption, greenhouse gas emissions and air emissions. We have established greenhouse gas emission targets for each of our businesses, including reducing the scope 1 and 2 carbon-intensity of our Specialties and Ketjen segments by 35% by 2030 (from a 2019 baseline), and growing our Energy Storage segment in a carbon-intensity neutral manner through 2030.
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
Our businesses are dependent on the availability and responsible management of natural resources. We manage our natural resources to operate efficiently and preserve the environment for our local communities and the world. Our natural resource management includes mineral resource transparency with local communities, governments, regulators and other key stakeholders, as well as leveraging industry best practices in lithium production for the assurance of responsible mining. We attempt to maximize the recovery of our extracted minerals and recycle or reuse co-products where possible. In addition, we work with local communities, regulatory agencies and wildlife organizations to preserve and restore land and biodiversity before, during and after all operations commence.

Albemarle Corporation and Subsidiaries

Recent Acquisitions, Joint Ventures and Divestitures
The following is a summary of our significant acquisitions and joint venture agreement restructurings over the last three years.
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of Ketjen’s Refining Solutions business to ChemCat AcquisitionCo, LLC. The Refining Solutions business being divested is defined as the Company’s Ketjen reportable segment, excluding its PCS business and the Company’s 50% ownership interest in Eurecat S.A. (which the Company divested in a separate transaction as described below). Following the completion of the transactions contemplated in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company will receive an estimated $536 million in cash and will own 49% of the common units of Holdco. The Company expects the Refining Solutions Business Transaction to be completed in the first quarter of 2026, subject to customary closing conditions.
In a separate transaction, on January 23, 2026, the Company completed the sale of its 50% ownership interest in Eurecat S.A., a joint venture included in the Refining Solutions reporting unit, for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash, to Axens SA.
On October 18, 2023, the Company closed on the restructuring of the MARBL joint venture with Mineral Resources Limited (“MRL”), whereby Albemarle acquired the remaining 40% ownership of the Kemerton lithium hydroxide processing facility in Australia that was jointly owned with MRL through the MARBL joint venture. Following this restructuring, Albemarle and MRL each own 50% of Wodgina, and MRL operates the Wodgina mine on behalf of the joint venture. During the fourth quarter of 2023, Albemarle paid MRL approximately $380 million in cash, which includes $180 million of consideration for the remaining ownership of Kemerton as well as a payment for the economic effective date of the transaction being retroactive to April 1, 2022.
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
•Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all could have an adverse effect on the margins of our products and our results of operations.

Albemarle Corporation and Subsidiaries

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
•Development projects are inherently risky and may require more capital than anticipated or not prove to be economically viable based on ultimate costs and returns of a project, which could adversely affect our business. The development of our mines and operations are also subject to other project specific risks.
•We are subject to risks related to brine extraction limits, particularly with respect to our early warning plan at our facilities in Chile.
•Downturns in our customers’ industries, which may be cyclical or affected by changes in governing administrations, could adversely affect our sales and profitability.
•The results of the Refining Solutions business are subject to fluctuation because of irregularities in the demand for our HPC catalysts and certain of our agrichemicals.
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
•We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested, including in connection with the divestiture of the controlling interest in our Refining Solutions business.
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
•Our inability to acquire or develop lithium or bromine reserves that are economically viable could have a material adverse effect on our future profitability.
•Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and conversion facilities, and conversion plants and our revenues and profitability generally.
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

Albemarle Corporation and Subsidiaries

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
•We may discontinue or divest all or part of a particular business or plant as we periodically assess our business structure. Any such discontinuation or divestitures may introduce significant risks and uncertainties.
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
•Integration of AI technologies into our operations may introduce new risks, require significant additional investment, and materially impact our competitive position if unsuccessful.
•The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and increase costs.
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
Risk Factors
You should consider carefully the following risks when reading the information, including the financial information, contained in this Annual Report on Form 10-K. As noted in Item 1. Business above, the Company has entered into definitive agreements to divest the controlling ownership interest in its Refining Solutions business, with the transactions expected to be completed in the first quarter of 2026. Upon completion of the transactions, the Company will still maintain a 49% ownership interest in the Refining Solutions business and all of its PCS business. Certain of the risks included in this section relate to the Refining Solutions business and will continue to be risks for the Company upon completion of the divestiture, however, the potential adverse impact of such risks that primarily pertain to the Refining Solutions business on our cash flows, results of operations and financial condition may no longer be material.

Albemarle Corporation and Subsidiaries

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
•staffing difficulties and labor disputes may impact our operations in certain countries in which we operate;
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
In addition, certain of our operations, including joint ventures, and ongoing capital projects are in regions of the world such as Asia, the Middle East and South America that are of high risk due to significant civil, political and security instability. Unanticipated events, such as geopolitical changes, could result in disruption of operations, a write-down of our investment in the affected joint venture or a delay or cause cancellation of those capital projects, which could negatively impact our future

Albemarle Corporation and Subsidiaries

growth and profitability. Our success as a global business will depend, in part, upon our ability to succeed in differing legal, regulatory, economic, social and political conditions by developing, implementing and maintaining policies and strategies that are effective in each location where we and our joint ventures do business.
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
In 2025, net sales shipped to or within China represented 39% of our total net sales. Additionally, we own three active production facilities located in China. In addition to the risks described above under “Our substantial international operations subject us to risks of doing business in foreign countries, which could adversely affect our business, financial condition and results of operations.”, our operations in China expose us to risks particular to conducting business in that country. For example, over the past several years the U.S. and China have applied tariffs to certain of each other’s exports, including tariffs on Chinese electric vehicles and lithium-ion batteries initiated in 2025, which have resulted in, and may continue to cause, shifting trade flows and restrictions on certain sales of goods into China and domestic demand for products manufactured in China. In addition to the existing tariffs, the U.S. may continue to impose additional tariffs on China and other countries. Additionally, geopolitical or trade disputes (including as a result of China-Taiwan and U.S.-Taiwan relations) between the U.S. and China, or China and any other nation in which we conduct operations may lead to further restrictions on trade and/or obstacles to conducting business in China. Furthermore, the Chinese government has, from time to time, curtailed manufacturing operations, with little or no notice, in industrial regions out of growing concern over air quality. The Chinese government has also instituted energy intensity and energy consumption targets in a number of provinces in its efforts to reduce energy consumption, resulting in energy quotas and shortages in energy supply that can be disruptive to construction and manufacturing operations. These and other risks may have an adverse effect on our sales to Chinese customers and/or result in our not realizing a return on, or losing some, or all, of our strategic investments in China.
Our inability to secure key raw materials, or to pass through increases in costs and expenses for other raw materials and energy, on a timely basis or at all could have an adverse effect on the margins of our products and our results of operations.
The long-term profitability of our operations will, in part, depend on our ability to continue to economically obtain resources, including energy and raw materials. For example, our lithium and bromine businesses rely upon our continued ability to obtain key raw materials, such as chlorine or soda ash, of sufficient quality and in adequate amounts as part of our supply chain to meet our customers’ demand for our products. If we fail to secure and retain the rights to continue to access these key raw materials, we may have to restrict or suspend our operations that rely upon these key resources, which could harm our business, results of operations and financial condition. In addition, in some cases access to these raw materials by us and our competitors is subject to decisions or actions by governmental authorities, which could adversely impact us. Furthermore, other raw material and energy costs account for a significant percentage of our total costs of products sold, even if they can be obtained on commercially reasonable terms. Our raw material and energy costs can be volatile and may increase significantly. Increases are primarily driven by tightening of market conditions and major increases in the pricing of key constituent materials for our products such as crude oil, chlorine and metals (including molybdenum and rare earths, which are used in the refinery catalysts business). We generally attempt to pass through changes in the prices of raw materials and energy to our customers, but we may be unable to do so (or may be delayed in doing so). In addition, raising prices we charge to our customers in order to offset increases in the prices we pay for raw materials could cause us to suffer a loss of sales volumes. Our inability to efficiently and effectively pass through price increases, or inventory impacts resulting from price volatility, could adversely affect our margins.
Competition within our industry may place downward pressure on the prices and margins of our products and may adversely affect our businesses and results of operations.
We compete against a number of highly competitive global chemical producers. Competition is based on several key criteria, including product performance and quality, product price, product availability and security of supply, climate-related performance and responsiveness of product development in cooperation with customers and customer service. Some of our competitors are larger than us and may have greater financial resources. These competitors may also be able to maintain significantly greater operating and financial flexibility. As a result, these competitors may be better able to withstand changes in conditions within our industry. Competitors’ pricing decisions could compel us to decrease our prices, which could negatively

Albemarle Corporation and Subsidiaries

affect our margins and profitability. Our ability to maintain or increase our profitability is, and will continue to be, dependent upon our ability to offset decreases in the prices and margins of our products by improving production efficiency and volume and other productivity enhancements, shifting to production of higher margin chemical products and improving existing products through innovation and research and development. If we are unable to do so or to otherwise maintain our competitive position, we could lose market share to our competitors.
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
Our industries and the end markets into which we sell our products experience technological change and product improvement. Manufacturers periodically introduce new products or require new technological capacity to develop customized products. Our future growth depends on our ability to gauge the direction of commercial and technological progress in all key end markets in which we sell our products and upon our ability to fund and successfully develop, manufacture and market products in such changing end markets. There is no assurance that we will be able to continue to identify, develop, market and, in certain cases, secure regulatory approval for innovative products in a timely manner or at all, as may be required to replace or enhance existing products, and any such inability could have a material adverse effect on our profit margins and our competitive position.
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
Development projects are inherently risky and may require more capital than anticipated or not prove to be economically viable based on ultimate costs and returns of a project, which could adversely affect our business. The development of our mines and operations are also subject to other unique risks.
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
Our decision to develop a project is typically based on the results of feasibility studies, which estimate the anticipated economic returns of a project. In addition, the economic feasibility of development projects is based on many factors, including the accuracy of estimated mineral resources and reserves, estimated capital and operating costs, and estimated future prices of lithium and bromine. In the event that the estimates on which our project development decisions are based ultimately inaccurate, a project may not be economically viable. In recent years, the Company has determined to halt production on portions of its Kemerton plant, and put its Chengdu conversion plant and the completed portions of its Kemerton plant into care and maintenance. The Company recently announced its decision to place Kemerton Train 1 into care and maintenance.
New development projects have no operating history upon which to base estimates of future cash flow. The actual costs, production rates and economic returns of our development projects may differ materially from our estimates, which may have a material adverse impact on our cash flows, results of operations and financial condition.
We are subject to risks related to brine extraction limits, particularly with respect to our early warning plan at our facilities in Chile.
Our brine extraction facilities are subject to extraction regulations within their specific jurisdictions. In the Salar de Atacama, we have duly authorized brine extraction limits for our operations and, to ensure that we comply with all associated requirements and contractual commitments, we have imposed an early warning plan with regards to our extraction capacity, which impacts our pumping rates at the facilities. We regularly monitor for any deviations from expected hydrological behavior in the Salar de Atacama that could impact protected environmental systems and have established thresholds for brine and groundwater levels. If the measurements we obtain exceed such thresholds, our early warning plan is triggered, which results initially in increased monitoring and reporting and, if more severe, results in operational changes such as reducing brine extraction rates and can even result in halting extraction altogether, among other emergency measures. To the extent that our early warning plan is triggered, we may be required to significantly reduce or halt our pumping rates, which could cause a significant decrease in the production of lithium.
Downturns in our customers’ industries, which may be cyclical or affected by changes in governing administrations, could adversely affect our sales and profitability.
Downturns in the businesses that use our chemicals may adversely affect our sales. Many of our customers are in industries, including the electronics, building and construction, oilfield and automotive industries, that are cyclical in nature, or which are subject to secular market downturns or may face adverse effects of evolving regulatory regimes. Historically, cyclical or secular industry downturns have resulted in diminished demand for our products, excess manufacturing capacity and lower average selling prices, and we may experience similar problems in the future.
Additionally, certain of these industries are subject to regulatory schemes that may shift with changes in the political climate. The results of elections in the United States or other countries in which our customers are located and changes in governing administrations and legislative bodies may result in consequent changes to these regulatory regimes that could cause a decline within these industries, leading to a diminished demand for our products. For example, although the current U.S. presidential administration has reduced or suspended government infrastructure spending for EV projects, eliminated certain tax cuts available in connection with EV purchases, and rescinded requirements pertaining to reducing greenhouse gas emissions, all or any of which measures may have a detrimental affect on the U.S. EV industry. A decline in our customers’ industries may have a material adverse effect on our sales and profitability.
The results of the Refining Solutions business are subject to fluctuation because of irregularities in the demand for our HPC catalysts and certain of our agrichemicals.
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
Agencies in the European Union (“E.U.”) continue to evaluate the risks to human health and the environment associated with certain brominated fire safety solutions such as tetrabromobisphenol A and decabromodiphenyl ethane, both of which we manufacture. Additional government regulations, including limitations or bans on the use of brominated flame retardants, could result in a decline in our net sales of brominated fire safety solutions and have an adverse effect on our sales and profitability and make it necessary for us to develop alternative products. In addition, the threat of additional regulation or concern about the impact of brominated fire safety solutions on human health or the environment could lead to a negative reaction in our markets that could reduce or alter our markets for these products, which could have an adverse effect on our sales and profitability.
Our business and our customers are subject to significant requirements under REACH, which imposes obligations on E.U. manufacturers and importers of chemicals and other products into the E.U. to compile and file comprehensive reports, including testing data, on each chemical substance, and perform chemical safety assessments. Additionally, substances of high concern, as defined under REACH, are subject to an authorization process, which may result in restrictions in the use of products by application or even banning the product. Regulations similar to REACH are also being considered and implemented in other countries where we do business, such as Korea, Japan, and the United Kingdom. REACH regulations impose significant additional burdens on chemical producers, importers, downstream users of chemical substances and preparations, and the entire supply chain. See “Regulation” in Item 1. Business. Our significant manufacturing presence and sales activities in the E.U. and other global regions require significant compliance costs and may result in increases in the costs of raw materials we purchase and the products we sell. Increases in the costs of our products could result in a decrease in their overall demand; additionally, customers may seek products with lower regulatory compliance requirements, which could also result in a decrease in the demand of certain products subject to the REACH regulations.
The U.S. Toxic Substances Control Act (“TSCA”) requires chemicals to be assessed against a risk-based safety standard and calls for the elimination of unreasonable risks identified during risk evaluation. This regulation and other pending initiatives at the U.S. state level, as well as initiatives in Canada, Asia and other regions, could potentially require toxicological testing and risk assessments of a wide variety of chemicals, including chemicals used or produced by us. These assessments may result in heightened concerns about the chemicals involved and additional requirements being placed on the production, handling, labeling or use of the subject chemicals. Such concerns and additional requirements could also increase the cost incurred by our customers to use our chemical products and otherwise limit the use of these products, which could lead to a decrease in demand for these products. Such a decrease in demand could have an adverse impact on our business and results of operations.
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
Relationships with local communities and other stakeholders may impact our operations, particularly in Chile and Western Australia. We may become impacted by the interests of local communities and other stakeholders, including in some cases, indigenous peoples. Certain of these communities or other stakeholders may have or may develop interests or objectives which are different from, or even in conflict with, our objectives, including the use of our lands and waterways near our

Albemarle Corporation and Subsidiaries

operations. Our relationships with the communities near our sites and other stakeholders are critical to the future success of our sites, as well as at any future development. There is ongoing public attention relating to the perceived effect of mining activities on the environment and on communities impacted by such activities. Publicity adverse to our operations, or the mining industry generally, could have an adverse effect on our development plans or future operations and may impact relationships with the communities in which we ultimately operate and other associated stakeholders.
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
While we are committed to operating in a socially responsible manner, there can be no assurance that our efforts in this respect will mitigate this potential risk. All the foregoing could have a material adverse effect on our business, financial condition and results of operations.
We may be subject to indemnity claims and liable for other payments relating to properties or businesses we have divested, including in connection with the divestiture of the controlling interest in our Refining Solutions business.
In connection with the sale of certain properties and businesses, such as the divestiture of the controlling interest in our Refining Solutions business, we have agreed to indemnify the purchasers of such properties for certain types of matters, such as certain breaches of representations and warranties, taxes and certain environmental matters. With respect to environmental matters, the discovery of contamination arising from properties that we have divested may expose us to indemnity obligations under the sale agreements with the buyers of such properties or cleanup obligations and other damages under applicable environmental laws. We may not have insurance coverage for such indemnity obligations or cash flows to make such indemnity or other payments. Further, we cannot predict the nature of and the amount of any indemnity or other obligations we may have to the applicable purchaser. Such payments may be costly and may adversely affect our financial condition and results of operations.
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
The U.S. Foreign Corrupt Practices Act (the “FCPA”) and similar foreign anti-corruption laws in other jurisdictions around the world generally prohibit companies and their intermediaries from making improper payments or providing anything of value to non-U.S. government officials for the purpose of obtaining or retaining business or securing an unfair advantage. We operate in some parts of the world that have experienced governmental corruption to some degree, and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Although we have established formal policies or procedures for prohibiting or monitoring this conduct, we cannot provide total certainty that our employees or other agents will not engage in such conduct for which we might be held responsible. In the event that we believe or have reason to believe that our employees, agents or distributors have or may have violated applicable anti-corruption laws, including the FCPA, we may be required to investigate or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. If we are found to be liable for violations of the FCPA or other applicable anti-corruption laws (either due to our own acts or our inadvertence, or due to the acts or inadvertence of others, including employees of our joint ventures), we could suffer from civil and criminal penalties or other sanctions, which could have a material adverse effect on our business and results of operations.
In September 2023, in connection with voluntary self-reporting of potential violations of the FCPA, we finalized agreements with the U.S. Department of Justice (“DOJ”) and the SEC pursuant to which we paid a total of $218.5 million in aggregate fines, disgorgement, and prejudgment interest and agreed to certain ongoing compliance reporting obligations. In April 2025, the Company concluded the non-prosecution agreement with the DOJ prior to the end of its term in recognition that the terms of the agreement had been satisfied.

Albemarle Corporation and Subsidiaries

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
Our inability to develop lithium or bromine reserves that are economically viable could have a material adverse effect on our future profitability.
Our mineral property reserves will, without acquiring or developing additional reserves, decline as we continue to extract these raw materials. Accordingly, our future profitability depends upon our ability to operate in a way that optimizes extraction of raw materials from our reserves. Exploration and development of lithium resources are highly speculative in nature. Exploration projects involve many risks, require substantial expenditures and may not result in the discovery of sufficient additional resources that can be extracted profitably. Once a site with potential resources is discovered, it may take several years of development until production is possible, during which time the economic viability of production may change. Substantial expenditures are required to establish recoverable proven and probable reserves and to construct extraction and production facilities. As a result, there is no assurance that current or future exploration programs will be successful and there is a risk that depletion of reserves will not be offset by discoveries or acquisitions.
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

Albemarle Corporation and Subsidiaries

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
Demand and market prices for lithium will greatly affect the value of our investment in our lithium resources and conversion facilities, and our revenues and profitability generally.
Our ability to successfully develop our lithium resources and generate a return on investment will be affected by changes in the demand for and market price of lithium-based end products, such as lithium hydroxide. The market price of these products can fluctuate and is affected by numerous factors beyond our control, primarily world supply and demand. In particular, demand for lithium is significantly dependent on the development and adoption of new applications for lithium batteries and the growth in demand for plug-in hybrid electric vehicles, battery electric vehicles and energy storage systems. Such external economic factors impacting supply and demand are influenced by changes in international investment patterns, various political developments and macro-economic circumstances.
In addition, the price of lithium products is impacted by their purity and performance. We may not be able to effectively mitigate against such fluctuations; although some of our long-term agreements include higher pricing, we are also party to index-referenced and variable-priced contracts. Lithium prices significantly decreased by approximately 85% to 95% from their high in January 2023 throughout 2024 and into 2025, which adversely impacted our financial results during those periods. Lithium prices began to rebound in the second half of 2025, but remain volatile and are well below peak levels. High volatility or additional declines in the lithium prices could have a material and adverse effect on the revenues and profitability on our company. In addition, a further decrease in lithium prices may lead to additional inventory valuation charges in the valuation period prior to when the goods are sold.
In 2024, the Company stopped construction of Kemerton Trains 3 and 4, and announced that it was placing Kemerton Train 2 into care and maintenance in an effort to optimize its cost structure in light of the depressed levels of lithium prices. In 2025, the Company also placed its Chengdu, China conversion plant into care and maintenance, and transferred its production to other processing facilities in China. Similarly, in February 2026, the Company announced its decision to place Kemerton Train 1 into care and maintenance. Depending on market conditions and the Company’s cost structure, the Company may take additional actions in the future to idle production, halt construction, or cease operations activities at its mines or processing facilities due to lack of market demand, pricing economics, production costs, or for other reasons.
If we are unable to retain key personnel or attract new skilled personnel, it could have an adverse effect on our business.
Our success depends on our ability to attract and retain key personnel including our management team. In light of the specialized and technical nature of our business, our performance is dependent on the continued service of, and on our ability to attract and retain, qualified management, scientific, technical, marketing and support personnel. Competition for such personnel is intense, and we may be unable to continue to attract or retain such personnel. In addition, because of our reliance on our senior management team, the unanticipated departure, death or disability of any key member of our management team could have an adverse effect on our business. Our future success depends, in part, on our ability to identify and develop or recruit talent to succeed our senior management and other key positions throughout the organization. If we fail to identify and develop or recruit successors, we are at risk of being harmed by the departures of these key employees. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In addition, the U.S. and other regions in which we operate may experience workforce shortages for skilled workers and limitations on the availability of immigrant labor, which may impact our ability to attract and retain qualified employees.
Some of our employees are unionized, represented by works councils or are employed subject to local laws that are less favorable to employers than the laws of the U.S.
As of December 31, 2025, we had approximately 7,800 employees, including employees of our consolidated joint ventures. Approximately 26% of these employees are represented by unions or works councils. In addition, a large number of our employees are employed in countries in which employment laws provide greater rights to employees than the laws of the

Albemarle Corporation and Subsidiaries

U.S. Such employment rights require us to work collaboratively to effect any changes to certain bargaining agreements or labor arrangements, particularly in the Netherlands, Germany and Chile. Although we believe that we have a good working relationship with our employees and their representatives in the jurisdictions where we operate, a strike, work stoppage, slowdown or significant dispute with our employees could result in a significant disruption of our operations or higher labor costs.
Our joint ventures may not operate according to their business plans if our partners fail to fulfill their obligations, which may adversely affect our results of operations and may force us to dedicate additional resources to these joint ventures.
We currently participate in a number of joint ventures and may enter into additional joint ventures in the future. The nature of a joint venture requires us to share control with unaffiliated third parties. We apply the equity method of accounting to joint ventures when we have the ability to exercise significant influence over the operational decision-making authority and financial policies of the investee but we do not exercise control. Our equity method investees are governed by their own board of directors, whose members have fiduciary duties to the investees’ shareholders. While we have certain rights to appoint representatives to the investees’ boards of directors, the interests of the investees’ shareholders may not align with our interests or the interests of our shareholders and strategic and contractual disputes may arise.
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
In October 2025, we announced that we had reached a definitive agreement to divest the controlling ownership interest in our Refining Solutions business in a series of transactions that will result in the formation of a new joint venture, of which we will initially own 49% interest. These transactions are expected to be completed in the first quarter of 2026, subject to customary closing conditions. While we expect that our joint venture participant will fulfill its obligations in respect of this joint venture, contractual disputes could arise and our results of operations could be adversely affected if they do not.
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
As of December 31, 2025, our aggregate long-term debt was $3.2 billion, primarily related to senior notes. We expect to maintain significant levels of indebtedness going forward. Our indebtedness could have important consequences including:
•making it more difficult for us to satisfy our obligations with respect to our debt, and any failure to comply with the obligations under our debt instruments, including restrictive covenants, could result in an event of default under the indenture governing our senior notes, the 2022 Credit Agreement or agreements governing future indebtedness;

Albemarle Corporation and Subsidiaries

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
Additionally, our senior credit facilities and the indentures governing our senior notes contain select restrictive covenants, which provide constraints on our financial flexibility. In the past, we have been able to renegotiate and amend the covenants in 2022 Credit Agreement in order to maintain compliance, but there can be no assurance that in the future we would be able to further amend them if needed. The failure to comply with these or other covenants governing other indebtedness, including indebtedness incurred in the future, could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations, including cross-defaults to other debt facilities. See “Financial Condition and Liquidity—Long-Term Debt” in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for descriptions of our 2022 Credit Agreement covenants.
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
Credit rating agencies rate our debt securities on factors that include our operating results, actions that we take, their view of the general outlook for our industry and their view of the general outlook for the economy. Actions taken by the rating agencies can include maintaining, upgrading or downgrading the current rating or placing us on a watch list for possible future downgrades. During 2024, the Company’s ratings were downgraded by two of the three main credit ratings agencies, resulting in the increase of the applicable margin for borrowings under the 2022 Credit Agreement to 1.20%. Additionally, in 2025, Moody’s revised the outlook for the Company to negative. Further watches, reviews or downgrades could occur. Downgrading the credit rating of our debt securities or placing us on a watch list for possible future downgrades would likely increase our cost of future financing, including under our 2022 Credit Agreement and our commercial paper program, limits our access to the capital markets and has an adverse effect on the market price of our securities.
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
In 2025, we entered into definitive agreements to divest our 50% ownership interest in Eurecat S.A., a joint venture within the Refining Solutions reporting unit, and to divest the controlling ownership interest in our remaining Refining Solutions business. Based on the transaction prices in these agreements, we recorded a $181.1 million non-cash goodwill impairment charge in the third quarter of 2025, representing goodwill associated with the Refining Solutions reporting unit, and a separate long-lived asset impairment of $245.6 million in the fourth quarter of 2025 to reduce the carrying value of the Refining Solutions business to its fair value less cost to sell. We will continue to operate the PCS business following these transactions. When we determine a reintegration plan for the PCS business, this change in circumstances for the PCS business may indicate that the carrying value of PCS’s long-lived assets are not recoverable and may constitute a triggering event to test for impairment.
During 2024, we made the decision to stop construction of Kemerton Trains 3 and 4, and put Kemerton Train 2 into care and maintenance. We determined these actions to be a triggering event for a review of impairment of our Energy Storage reporting unit goodwill and associated long-lived asset groups. Although this review did not result in any impairment to goodwill or long-lived assets, the write-off of the assets with no future economic value resulted in charges of $1.0 billion in 2024. As we continue our review of, and make changes to, our cost and operating structure, including the February 2026 announcement of the decision to place Kemerton Train 1 into care and maintenance, we may be required to record additional charges in our financial statements during the period in which any impairment of our goodwill, intangible assets or long-lived assets is determined, negatively impacting our results of operations and financial condition.
Our business could suffer if we are not successful in executing our strategy and initiatives in connection with our comprehensive review of our cost and operating structure.
In 2024, we announced that we were undertaking proactive measures to optimize our cost structure in response to changing end-market conditions. These measures included an ongoing comprehensive review of our cost and operating structure, in connection with which we placed Kemerton Train 2 and the Chengdu, China conversion plant in care and maintenance, stopped construction on Kemerton Trains 3 and 4, and initiated a global workforce reduction that impacted 6-7% of total headcount. In addition, in February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance. These actions were intended to deliver significant cost savings and enhance our long-term competitiveness. We continue to assess actions to reduce costs, improve efficiency and explore strategic options to ensure a competitive operating structure. However, there are no assurances that we will achieve these aims to the extent we expect, within the anticipated timeframes or at all. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in net sales or through increases in other expenses. Failure to realize the expected cost savings from our cost optimization efforts could have an adverse effect on our business, financial condition, and results of operations.
We are exposed to fluctuations in currency exchange rates, which may adversely affect our operating results and net income.
We conduct our business and incur costs in the local currency of most of the countries in which we operate. Changes in exchange rates between foreign currencies and the U.S. Dollar affect the recorded levels of our assets, liabilities, net sales, cost of goods sold and operating margins and could result in exchange losses. The primary currencies to which we have exposure are the Chinese Renminbi, Euro and Australian Dollar. Exchange rates between these currencies and the U.S. Dollar in recent years have fluctuated significantly and may do so in the future. With respect to our potential exposure to foreign currency fluctuations and devaluations, for the year ended December 31, 2025, approximately 38% of our net sales were denominated in currencies other than the U.S. Dollar. Significant changes in these foreign currencies relative to the U.S. Dollar could also have an adverse effect on our ability to meet interest and principal payments on any foreign currency-denominated debt outstanding. In addition to currency translation risks, we incur currency transaction risks whenever one of our operating subsidiaries or joint ventures enters into either a purchase or a sales transaction using a different currency from its functional currency. Our operating results and net income may be affected by any volatility in currency exchange rates and our ability to manage effectively our currency transaction and translation risks.

Albemarle Corporation and Subsidiaries

Significant or prolonged periods of higher interest rates may have an adverse effect on our results of operations, financial condition and cash flows.
Interest rates may have a direct impact on our business to the extent we borrow under our unsecured credit facility, utilize our commercial paper program, or incur other forms of variable rate indebtedness or new indebtedness based on current interest rates. Borrowings under our unsecured credit facility bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin, which ranges from 0.910% to 1.375%, depending on the Company’s credit rating. We are part of a commercial paper program under which we may issue unsecured commercial paper notes from time-to-time in a maximum aggregate principal amount outstanding at any time of up to $1.5 billion.
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
Our effective tax rate and related tax balance sheet attributes could be impacted by changes in tax legislation throughout the world. For example, in July 2025, legislation commonly known as the One Big Beautiful Bill Act (“OBBBA”) was signed into law. Among other potential impacts, this bill included a number of tax provisions including extending existing provisions that were set to expire, substantive changes in international tax rules, and the repeal or phase outs of certain energy tax credits. We continue to monitor the effects of the OBBBA and other regulatory developments on our financial condition, operating results, and income tax rate. Currently, the majority of our net sales are generated from customers located outside the U.S., and a substantial portion of our assets and employees are located outside of the U.S.
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
Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, rules governing transfer pricing for transactions between our affiliates, expirations of tax holidays or rulings, changes in the assessment regarding the realization of the valuation of deferred tax assets, or changes in tax laws and regulations or their interpretation. Recent developments, including the European Commission’s investigations on illegal state aid, as well as the Organisation for Economic Co-operation and Development (“OECD”) project on Base Erosion and Profit Shifting may result in changes to long-standing tax principles, which could adversely affect our effective tax rates or result in higher cash tax liabilities. The OECD developed a global tax framework inclusive of a 15% global minimum tax under the Pillar Two Global Anti-Base Erosion Rules (“Pillar Two”). The E.U.’s Pillar Two Directive was effective as of January 1, 2024 for certain aspects of the directive, with the remaining aspects effective on January 1, 2025. Other major jurisdictions are actively considering and implementing changes to their tax laws to adopt certain parts of the OECD’s proposals. We have assessed this framework and determined, based upon available guidance, that these changes could have a material impact to our results of operations, but it is dependent on our ongoing mix of earnings. Any future changes in OECD guidance or interpretations, including local country

Albemarle Corporation and Subsidiaries

tax legislative changes thereof could impact our initial assessment; therefore, we will continue to monitor and refine our assessment as further guidance is made available.
We are subject to the regular examination of our income tax returns by various tax authorities. Examinations in material jurisdictions, including challenges to our transfer pricing policies or the allocation of income and expenses among our subsidiaries, or changes in laws, rules, regulations or interpretations by local taxing authorities could result in impacts to tax years open under statute or to foreign operating structures currently in place. We regularly assess the likelihood of adverse outcomes resulting from these examinations or changes in laws, rules, regulations or interpretations to determine the adequacy of our provision for taxes. It is possible the outcomes from these examinations will have a material adverse effect on our financial condition and operating results.
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
In previous years, we have made voluntary contributions to our U.S. qualified defined benefit pension plans. We anticipate approximately $6 million of required cash contributions during 2026 for our defined benefit pension plans. Additional voluntary pension contributions in and after 2026 may vary depending on factors such as asset returns, interest rates, and legislative changes. The amounts we may elect or be required to contribute to our pension plans in the future may increase significantly. These contributions could be substantial and would reduce the cash available for our business.
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

Albemarle Corporation and Subsidiaries

We may discontinue or divest all or part of a particular business or plant as we periodically assess our business structure. Any such discontinuations or divestitures may introduce significant risks and uncertainties.
We periodically assess our business structure in order to maintain operational efficiency and manage our cost structures. Based on our assessments, we may make decisions to discontinue or divest all or part of a particular business unit or plant. In 2025, we entered into a definitive agreement to divest the controlling ownership interest of Ketjen’s Refining Solutions business, with the transaction expected to be completed in the first quarter of 2026, in addition to completing the sale of our 50% ownership interest in Eurecat S.A. in January 2026. We also announced the decision to place Kemerton Train 1 into care and maintenance in February 2026. We may continue to evaluate other business units or plants on an ongoing basis. Additionally, as part of our operational reviews, we may engage in opportunistic dispositions or monetization of product or business lines or other assets. Discontinuations or divestitures of business or plants involve significant risks and uncertainties that could adversely affect our business, results of operations and financial condition. These include, among others, the inability to find potential buyers on favorable terms, disruption to our business, diversion of resources and management attention from other business concerns, loss of key employees, renegotiation or termination of key business relationships, retention of certain liabilities related to the divested business and indemnification or other post-closing claims. Additionally, we may not experience the cost reductions or other benefits anticipated from any such discontinuation or divestiture, which could harm our business going forward.
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
We may be unable to identify appropriate acquisition or joint venture candidates or may be limited by our financial resources, including available cash and borrowing capacity to complete such acquisitions or joint ventures. The expense incurred in consummating acquisitions or entering into joint ventures, the time it takes to integrate an acquisition or our failure to integrate businesses successfully, could result in unanticipated expenses and losses. Furthermore, we may not be able to realize any of the anticipated benefits from acquisitions or joint ventures.
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
We and our third-party service providers have been and will continue to be subject to advanced and persistent threats in the areas of information and operational technology security and fraud. Cybersecurity attacks, especially in light of the advancement and proliferation of artificial intelligence (“AI”) and machine learning technologies, may become more sophisticated over time. These attempts, which might be related to industrial or other espionage, include covertly introducing malware to computers and networks and impersonating authorized users, among others.
We have taken steps to prevent cybersecurity attacks, including by adopting Company policies covering cybersecurity and AI and engaging the Board of Directors in oversight of our cybersecurity efforts, and to mitigate the harm that would occur from a successful cybersecurity attack by purchasing insurance against cybersecurity attacks. We seek to detect and investigate all security incidents and to prevent their recurrence, as well as work with third-party service providers on detection of, and alerting us to, any incidents affecting us, but in some cases we might be unaware of an incident or its magnitude and effects. The theft, unauthorized use or publication of our intellectual property and/or confidential business information could harm our competitive position, reduce the value of our investment in research and development and other strategic initiatives or otherwise adversely affect our business. To the extent that a cybersecurity breach results in inappropriate disclosure of our employees’, customers’ or licensees’ confidential or personal information, we may incur liability as a result. The devotion of additional resources to the security of our information technology systems in the future could significantly increase the cost of doing business or otherwise adversely impact our financial results.
In addition, risks associated with information technology systems failures or network disruptions, including risks associated with upgrading our systems or in successfully integrating information technology and other systems in connection with the integration of businesses we acquire, or vulnerabilities in our third-party service providers’ systems, could disrupt our operations by impeding our processing of transactions, financial reporting and our ability to protect our customer or company information, which could adversely affect our business and results of operations. Additionally, certain information technology systems we employ increasingly integrate AI, which has the potential to result in bias, miscalculations, data errors, intellectual property infringement and other unintended consequences.
We face increased information technology security and fraud risks due to the ability of employees to work remotely, which may create additional information security vulnerabilities and/or magnify the impact of any disruption in information technology systems. Finally, we can provide no assurance that the networks and systems that our third-party service providers have established or use will be effective.
Although we have implemented certain processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Albemarle Corporation and Subsidiaries

Integration of AI technologies into our operations may introduce new risks, require significant additional investment, and materially impact our competitive position if unsuccessful.
We currently use certain AI tools and are continually evaluating additional applications of AI technologies to enhance productivity and operational efficiency across our business. These initiatives remain subject to uncertainties inherent in emerging technologies, including potential model inaccuracy, governance and cybersecurity vulnerabilities, and challenges in monitoring and validating AI data outputs. AI-driven tools may not perform as expected, require greater resources than anticipated, or may not be adopted by users as quickly as expected.
Our AI‑related activities also expose us to legal risks, as global regulatory frameworks—including U.S. federal and state initiatives, the European Union Artificial Intelligence Act, and other international laws—continue to evolve and impose new obligations concerning transparency, data governance, safety testing, human oversight, and vendor management. Compliance with these requirements could necessitate operational changes, delay deployments, increase costs, or limit our ability to use certain AI systems. Failure to successfully deploy AI technologies may result in missed innovation opportunities and competitive disadvantage.
There can be no assurance that AI systems will perform as expected, or that future market or regulatory developments will not materially delay our efforts or increase compliance burdens. Any of these outcomes could adversely affect our operations, strategic objectives, reputation, and financial results.
The occurrence or threat of extraordinary events, including domestic and international terrorist attacks, may disrupt our operations and increase costs.
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

Albemarle Corporation and Subsidiaries

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
The occurrence of natural disasters, such as hurricanes, floods, droughts, heat and extreme temperatures, thunderstorms or earthquakes; pandemics; or other unanticipated catastrophes at any of the locations in which we or our key partners, suppliers, or customers do business could cause interruptions in our operations. Historically, major hurricanes have caused significant disruption to the operations on the U.S. Gulf Coast for many of our customers and certain of our suppliers of raw materials, which has had an adverse impact on volume and cost for some of our products. Our operations in Chile could be subject to fluctuations in precipitation and earthquakes, and our operations in Asia could be subject to weather events such as typhoons. A global or regional pandemic or similar outbreak in a region in which we or our key partners, customers, or suppliers operate could disrupt business, depending on factors including, but not limited to, the duration and severity of the pandemic, government restrictions on businesses and individuals, impact on demand for our products, impact on the supply chain network, and the health and safety of our employees and the communities in which we do business. If similar or other weather events, natural disasters, or other catastrophic events occur in the future, they could negatively affect the results of operations at our sites in the affected regions as well as have adverse impacts on the global economy.
Our insurance may not fully cover all potential exposures.
We utilize a combination of commercial insurance and self-insurance programs, including a captive insurance subsidiary, to manage certain property, liability, and/or other risks, but such insurance may not cover all risks associated with the hazards of our business and is subject to limitations. While we endeavor to self-insure and purchase coverage that is appropriate based on our assessment of our risk, we are unable to predict with certainty the frequency, nature or magnitude of claims for direct or consequential damages. Assessing the probability of a loss occurring and the timing and amount of any loss related to a regulatory matter or a legal proceeding is inherently difficult, and there are particular uncertainties and complexities involved when assessing the adequacy of loss reserves for potential liabilities that are self-insured by our captive insurance subsidiary. While our insurance arrangements help mitigate market volatility, they expose us to potential variability in earnings and cash flows. We may incur losses beyond the limits, or outside the coverage, of our insurance policies, including liabilities for environmental remediation. In addition, from time to time, various types of insurance for companies in the specialty chemical industry have not been available on commercially acceptable terms or, in some cases, have not been available at all. Significant losses, particularly those arising from catastrophic events, may exceed the limits of our insurance coverage or captive capacity. In addition, changes in insurance markets, regulatory requirements applicable to captive insurers, or tax laws could increase our costs or reduce the effectiveness of these programs. In the future, we may not be able to obtain coverage at current levels, if at all, and our premiums may increase significantly on coverage that we maintain. Any such developments could have a material adverse effect on our financial condition and results of operations.
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
Impacts of climate change include changes in rainfall and in storm patterns and intensities, water scarcity, significantly changing sea levels and increasing atmospheric and water temperatures, among others. For example, our Salar de Atacama and La Negra sites in Chile have high baseline water stress indicators, where fluctuation in precipitation could materially impact our ability to extract lithium brine and production of the converted lithium may be interrupted. In addition, there have been concerns regarding water scarcity, declining precipitation and drought in Jordan, where our joint venture, JBC, produces bromine. Climate changes and unprecedented weather events may pose a risk to business operations in vulnerable areas. In some regions including China, extreme heat and drought conditions could also impact the availability of hydropower resulting

Albemarle Corporation and Subsidiaries

in decreased production and/or increased costs. Storms could cause business interruptions, incur additional restoration costs, and impact product availability and pricing. Disruptions to the global supply chain due to climate related impacts or geopolitical events are possible and exist as external risk factors that we can respond to but not control. These events could limit the supply of key raw materials to us, or could have significant impacts to pricing. We work with numerous independent suppliers to mitigate lack of availability from a single supplier, however in some cases products with limited numbers of suppliers may become difficult to obtain.
Potential transition risks related to climate change include potential loss of customers due to climate-related performance and increased costs related to carbon pricing. Growing concerns about climate change may result in the imposition of additional regulations or restrictions to which we may become subject. A number of governments or governmental bodies have introduced or are contemplating regulatory changes in response to climate change, including installing external carbon pricing mechanisms, such as emissions trading schemes and carbon taxes. In addition, we have operations in the E.U., Brazil, China, Japan, Jordan, Saudi Arabia, Singapore and the United Arab Emirates, which have implemented, or may implement, measures to achieve objectives under the 2015 Paris Climate Agreement, an international agreement linked to the United Nations Framework Convention on Climate Change (“UNFCC”), which set targets for reducing greenhouse gas emissions. Significant regional or national differences in approaches to environmental laws and regulations could affect us disproportionately compared to our competitors and result in a competitive disadvantage to us.
The outcome of new legislation or regulation in the U.S. and other jurisdictions in which we operate may result in new or additional requirements, additional charges to fund energy efficiency activities, and fees or restrictions on certain activities. We may have heightened credit risk due to our exposure to climate risks. While certain climate change initiatives may result in new business opportunities for us in the area of energy storage and electrification, compliance with these initiatives may also result in additional costs to us, including, among other things, increased production costs, additional taxes, reduced emission allowances or additional restrictions on production or operations. Any adopted future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Even without such regulation, increased public awareness and adverse publicity about potential impacts on climate change emanating from us or our industry could harm us. We may not be able to recover the cost of compliance with new or more stringent laws and regulations, which could adversely affect our business and negatively impact our growth. Furthermore, the potential impact of climate change and related regulation, market trends or litigation on the Company is highly uncertain and there can be no assurance that it will not have an adverse effect on our financial condition and results of operations.
Failure to meet sustainability expectations or standards or achieve our sustainability goals could adversely affect our business, results of operations, financial condition, or stock price.
We have previously established and publicly announced certain goals, commitments and targets, which we may refine in the future, in respect of our sustainability initiatives. Meeting these sustainability goals will require significant resources and expenditures, and we may face pressure to make commitments, establish additional goals, and take actions to meet them beyond our current plans. If customers and potential customers are dissatisfied with our sustainability goals or our progress towards meeting them, then they may choose not to buy our products and services, which could lead to reduced revenue, and our reputation could be harmed. In addition, we could experience reduced revenue and reputational harm if we are targeted by anti-sustainability groups or influential individuals who disagree with our public positions on social or environmental issues. Additionally, lawsuits or regulatory actions based on allegations that certain public statements regarding sustainability-related matters by companies are false and misleading “greenwashing” campaigns could adversely impact our operations and could have an adverse impact on our financial condition.
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

Albemarle Corporation and Subsidiaries

Item 1C.	Cybersecurity.
Albemarle recognizes the importance of maintaining the security and integrity of our information systems and the data we collect, process, and store. We have implemented a comprehensive cybersecurity program based on the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). As such, we map the CSF to corresponding legal, regulatory, and industry security practices, which guide our global policies and procedures to prevent, identify, protect, detect, respond, and recover from cybersecurity threats and incidents. Our cybersecurity program is managed by our Cybersecurity Director and is overseen by our Chief Information Officer (“CIO”), who assumes responsibility for the Chief Information Security Officer (“CISO”) role. The cybersecurity program is integrated into our overall enterprise risk management framework and thus is factored into our long-term strategy and business continuity plans. Our Cybersecurity Director brings extensive experience in cybersecurity, including service in U.S. Army Cyber Operations, and has led initiatives in threat management, risk mitigation, and security architecture to strengthen enterprise resilience. His expertise in incident response and security strategy ensures our cybersecurity program remains aligned with industry best practices and evolving cyber threats.
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
We follow a zero-trust architecture approach and enforce the use of multi-factor authentication and virtual private network technologies for all external access to provide secure support for our remote workers. We have implemented a global AI policy to govern AI development, deployment, and monitoring, which is aligned with both NIST AI risk management and applicable legal standards. Information security training is part of our compliance program, and includes mandatory security training for new hires, mandatory yearly security training for all staff, and periodic phishing tests to raise awareness and response actions.
Our team of cybersecurity professionals are responsible for maintaining a global information systems environment that focuses on least privilege, least functionality, and network segmentation throughout the landscape using a layered approach (i.e. a defense-in-depth strategy). This includes a security operations center and cybersecurity analysts who provide 24/7 network monitoring supported by an in-house incident response team.
As further discussed in Item 1A. Risk Factors, a material cybersecurity incident could significantly increase the cost of doing business or otherwise adversely impact our financial results and condition. To date we have not had a cybersecurity incident that has had, or is reasonably likely to have, a material effect on our financial results or business operations; however, we monitor and work to continuously improve our cybersecurity program as threats become more frequent and sophisticated. We also maintain cybersecurity insurance consistent with industry practice.
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

Albemarle Corporation and Subsidiaries

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
We operate globally, with our principal executive offices located in Charlotte, North Carolina and regional shared services offices located in Budapest, Hungary and Dalian, China. Each of these properties are leased. We and our affiliates also operate regional sales, technology and administrative offices in various locations throughout the world, which are generally leased.
We believe that our production facilities, research and development facilities, and sales and administrative offices are generally well maintained, effectively used and are adequate to operate our business. During 2025, the Company’s manufacturing plants operated at approximately 81% capacity, in the aggregate.
Set forth below is information regarding our production facilities operated by us and our affiliates. Additional details regarding our significant mineral properties can be found below the table.

Location	Principal Use	Owned/Leased
Energy Storage
Chengdu, China(a)	Production of technical and battery-grade lithium hydroxide	Owned
Greenbushes, Australia(b)	Production of lithium spodumene minerals and lithium concentrate	Owned(e)
Kemerton, Australia(c)	Production of technical and battery-grade lithium hydroxide	Owned
Kings Mountain, NC	Production of technical and battery-grade lithium hydroxide, lithium salts and battery-grade lithium metal products	Owned
La Negra, Chile	Production of technical and battery-grade lithium carbonate	Owned
Meishan, China	Production of technical and battery-grade lithium hydroxide	Owned
Qinzhou, China	Production of lithium carbonate and technical and battery-grade lithium hydroxide	Owned
Salar de Atacama, Chile(b)	Production of lithium brine and potash	Owned(f)
Silver Peak, NV(b)	Production of lithium brine, technical-grade lithium carbonate and lithium hydroxide	Owned
Wodgina, Australia(b)	Production of lithium spodumene minerals and lithium concentrate	Owned and leased(e)
Xinyu, China	Production of technical and battery-grade lithium hydroxide	Owned
Specialties
Baton Rouge, LA	Research and product development activities, and production of fire safety solutions	Leased
Langelsheim, Germany	Production of butyllithium, lithium chloride, specialty products, lithium hydrides, cesium and special metals	Owned
Magnolia, AR(b)	Production of fire safety solutions, bromine, inorganic bromides, agricultural intermediates and tertiary amines	Owned
New Johnsonville, TN	Production of butyllithium and specialty products	Owned
Safi, Jordan(b)	Production of bromine and derivatives and fire safety solutions	Owned and leased(e)
Taichung, Taiwan	Production of butyllithium	Owned
Ketjen(d)
Amsterdam, the Netherlands	Production of refinery catalysts, research and product development activities	Owned
Bayport, TX	Production of refinery catalysts, research and product development activities	Owned
Niihama, Japan	Production of refinery catalysts	Leased(e)

Albemarle Corporation and Subsidiaries

Location	Principal Use	Owned/Leased
Pasadena, TX	Production of variety of chemical products, including aluminum and magnesium alkyls and alkyltes	Owned
Santa Cruz, Brazil	Production of catalysts, research and product development activities	Owned(e)
(a)    The Chengdu, China conversion facility was placed into care and maintenance during 2025.
(b)    See below for further discussion of these significant mineral extraction facilities.
(c)    Following the February 2026 announcement that Kemerton Train 1 will be placed into care and maintenance, both of the constructed trains of the Kemerton plant will be in care and maintenance.
(d)    With the exception of the Pasadena, TX site, the Ketjen sites listed are expected to be included in the Refining Solutions Business Transaction noted in Item 1. Business. Immaterial production facilities owned by unconsolidated joint ventures are not listed.
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
Except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Inferred mineral resources are estimates based on limited geological evidence and sampling and have a too high of a degree of uncertainty as to their existence to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability. Estimates of inferred mineral resources may not be converted to a mineral reserve. It cannot be assumed that all or any part of an inferred mineral resource

Albemarle Corporation and Subsidiaries

will ever be upgraded to a higher category. A significant amount of exploration must be completed in order to determine whether an inferred mineral resource may be upgraded to a higher category. Therefore, it cannot be assumed that all or any part of an inferred mineral resource exists, that it can be the basis of an economically viable project, that it will ever be upgraded to a higher category, or that all or any part of the mineral resources will ever be converted into mineral reserves. See risk factor - “Our inability to develop lithium or bromine reserves that are economically viable could have a material adverse effect on our future profitability,” in Item 1A. Risk Factors.
Overview
At December 31, 2025, we had the following mineral extraction sites:

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

	Aggregate Annual Production (metric tonnes in thousands)
	Year Ended December 31,
	2025	2024	2023
Lithium (lithium metal)(a)
Australia
Greenbushes(b)	19	19	21
Wodgina(c)	8	6	7
Chile
Salar de Atacama(d)	14	13	10
United States
Silver Peak, NV	1	1	1
Total lithium metal	42	39	39
Bromine
Jordan
Safi(e)(f)	57	56	58
United States
Magnolia, AR(g)	69	65	65
Total bromine	126	121	123
(a)    Lithium production amounts shown as lithium metal. Conversion to lithium carbonate equivalent (“LCE”) is 0.1878 metric tonne of lithium metal to 1 metric tonne of LCE.
(b)    Production from Greenbushes represents 49% of production of the Greenbushes mine, which is attributable to the Company’s interest in the Windfield joint venture.
(c)    Production amounts presented from Wodgina represent 60% of production of the Wodgina mine which is attributable to the Company’s interest in the MARBL joint venture until October 18, 2023, when we reduced our ownership percentage to 50% following the restructuring of the MARBL joint venture with MRL. The above production amounts reflect that change in ownership percentage beginning on October 18, 2023.
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
The following table provides a summary of our mineral resources, exclusive of reserves, at December 31, 2025. The below mineral resource amounts are rounded and shown in thousands of metric tonnes. Where applicable, the amounts represent Albemarle’s attributable portion based on ownership percentages noted. The relevant technical information supporting mineral resources for each material property is included in the “Material Individual Properties” section below, as well as in the technical report summaries filed as Exhibits 96.1 to 96.6 to this report.

Albemarle Corporation and Subsidiaries

	Measured Mineral Resources		Indicated Mineral Resources		Measured and Indicated Mineral Resources		Inferred Mineral Resources
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock:
Australia
Greenbushes(a)	—	—	62,500	1.2%	62,500	1.2%	43,100	1.6%
Wodgina(b)	—	—	23,600	1.0%	23,600	1.0%	15,100	1.3%
United States
Kings Mountain, NC	—	—	63,860	1.4%	63,860	1.4%	27,610	1.2%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Argentina
Antofalla	521	427	382	381	903	406	888	364
Chile
Salar de Atacama	732	2,255	691	2,042	1,422	2,146	146	1,785
United States
Silver Peak, NV	7	169	11	155	17	160	102	130
(a)    Through our Windfield joint venture, we own a 49% interest in the Greenbushes mine. We are therefore reporting 49% of Greenbushes’ mineral resources.
(b)    Through our MARBL joint venture, we own a 50% interest in Wodgina. We are therefore reporting 50% of Wodgina’s mineral resources.
The feedstock for the Safi, Jordan site, owned 50% by Albemarle through its JBC joint venture, is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, Arab Potash Company (“APC”) has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be 162.43 million metric tonnes. JBC is extracting approximately 1 percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average 5,000 parts per million (“ppm”).
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.
The following table provides a summary of our mineral reserves at December 31, 2025. The below mineral reserve amounts are rounded and shown in thousands of metric tonnes. The amounts represent Albemarle’s attributable portion based on ownership percentages noted above. The relevant technical information supporting mineral reserves for each material property is included in the “Material Individual Properties” section below, as well as in the technical report summaries referenced in Exhibits 96.1 to 96.6 to this report.

Albemarle Corporation and Subsidiaries

	Proven Mineral Reserves		Probable Mineral Reserves		Total Mineral Reserves
	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)	Amount (‘000s metric tonnes)	Grade (Li2O%)
Lithium - Hard Rock:
Australia
Greenbushes(a)	—	—	79,800	1.9%	79,800	1.9%
Wodgina(b)	—	—	51,100	1.3%	51,100	1.3%
	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)	Amount (‘000s metric tonnes)	Concentration (mg/L)
Lithium - Brine:
Chile
Salar de Atacama	188	2,643	120	2,385	308	2,270
United States
Silver Peak, NV	14	97	64	119	78	115
Bromine:
United States
Magnolia, AR(c)	2,264		395		2,658
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
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate for the Safi, Jordan bromine site attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.1 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Bromide ion concentration of concentrated bromide-enriched brine from the APC evaporation pond used to estimate the reserve from the Dead Sea was 8,775 ppm based on historical pumping.
Mineral resource and reserve estimates were prepared by a QP with an effective date provided in the individual technical report summaries referenced in Exhibits 96.1 to 96.6 to this report. Differences between the amounts in the table above and those amounts in the technical report summaries represent estimated depletion from the effective date of the report until December 31, 2025. Our mineral resource and reserve estimates are based on many factors, including the area and volume covered by our mining rights, assumptions regarding our extraction rates based upon an expectation of operating the mines on a long-term basis and the quality of in-place reserves.
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
Three lithium mineral processing plants are currently operating on the Greenbushes site, two chemical grade plants and a technical grade plant. Tailings are discharged to the tailings storage facility without the need for any neutralization process. Additional infrastructure on site includes power and water supply facilities, a laboratory, administrative offices, occupational health/safety/training offices, dedicated mines rescue area, stores, storage sheds, workshops and engineering offices. The Greenbushes site also leases production drills, excavators, trucks and various support equipment to extract the ore deposit by open pit methods. Talison’s power is delivered by a local distribution system and reticulated and metered within the site. Water is sourced from rainfall and stored in several process dams located on site. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2025, our 49% ownership interest of the gross asset value of the facilities at the Greenbushes site was approximately $1.1 billion. Greenbushes completed construction of a new third chemical grade plant with commercial production expected during 2026. Other planned upgrades to the infrastructure include a new mine service area, a new mine access road, expansions of warehouse and laboratories and the expansion of tailings facilities.
Talison ships the chemical-grade lithium concentrate in vessels to our facilities in Meishan, Qinzhou and Xinyu, China to process into battery-grade lithium hydroxide. In addition, the output from Talison can be used by tolling entities in China to produce both lithium carbonate and lithium hydroxide.
A summary of the Greenbushes facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2025 is shown in the following tables. SLR International Corporation (“SLR”), a third-party firm comprising mining experts

Albemarle Corporation and Subsidiaries

in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of lithium mineral resources and reserves at the Greenbushes facility, with an effective date of June 30, 2025. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Greenbushes facility, dated February 11, 2026, with an effective date of June 30, 2025, is filed as Exhibit 96.1 to this report. Economic assumptions remain unchanged from June 30, 2025. The June 30, 2025 resources and reserves have been depleted for actual production and is reported as of December 31, 2025 in the below table. The amounts represent Albemarle’s attributable portion based on a 49% ownership percentage, and are presented as metric tonnes of lithium ore in thousands.
The Greenbushes mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Indicated mineral resources	62,500	1.2%
Inferred mineral resources	43,100	1.6%
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
•The cut-off grade of 0.3% Li2O is based on estimated mining and processing costs and recovery factors.
•The long-term price of $1,500/metric tonne of product over a timeline of 7 to 10 years is above the current spot price and was selected based on the reasonable long-term prospect rather than the short-term viability (0.5 to 2 years).
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Greenbushes indicated mineral resources of 62.5 million metric tonnes at December 31, 2025 increased by 66% from 37.6 million metric tonnes at December 31, 2024. The Greenbushes inferred mineral resources of 43.1 million metric tonnes at December 31, 2025 increased by 426% from 8.2 million metric tonnes at December 31, 2024. The overall increase in mineral resources was primarily driven by material additional drilling completed predominately targeting underground area, significant reinterpretation and modeling of the deposits and a decreased cut-off grade from 0.55% to 0.3%.
The Greenbushes mineral reserve estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Probable mineral reserves:
Open Pit	78,300	1.9%
Stockpiles	400	2.3%
Tailings Storage Facilities	1,100	1.4%
•Amounts represent Albemarle’s attributable portion of mineral resources and mineral reserves of 49%.
•Mineral reserves are reported exclusive of mineral resources.
•Mineral reserves are reported on a dry basis
•Mineral reserves are reported considering a nominal set of assumptions for reporting purposes:
•Based on a selling price of $1,300/metric tonne for chemical grade concentrate (6% Li2O), and concentrate transport and selling cost of $44.4/metric tonne. The selling price represents the Fastmarkets cost, insurance and freight (“CIF”) China/Korea/Japan (“CKJ”) low-case 10-year average price.
•Mineral reserves modifying factors result in ore loss of approximately 3% and dilution of approximately 6.3%.
•Material with a Li2O grade greater than or equal to 0.5% is included in the life of mine plan as potential plant feed. A blended feed to meet the iron oxide specifications is schedule as part of the life of mine plan and only material that is fed into the plant is reported as mineral reserves.
•The economic cut-off grade calculation is based on $1.85/metric tonne-ore incremental ore mining cost, $34.44/metric tonne-ore processing cost, $9.33/metric tonne-ore general and administrative cost and $12.62/metric tonne sustaining capital cost.
•The price, cost and mass yield parameters produce a calculated economic cut-off grade of 0.5% Li2O.

Albemarle Corporation and Subsidiaries

•The mass yield for ore processed through the chemical and technical plants is estimated based on formulas that vary depending on the Li2O%. For chemical grade plant 1, the formula is mass yield % = 9.362 × Feed Li2O%^1.319. For chemical grade plant 2 and chemical grade plant 3, the formula is mass yield % = (9.362 × Feed Li2O%^1.319) + (Feed Li2O% × 0.57). The tailings storage facility formula is mass yield % = 41.4 and the TRP formula is mass yield % = 9.7.
•Costs estimated in Australian Dollars were converted to U.S. dollars based on an exchange rate of AUD 1.00:$0.66.
•Waste tonnage within the Mineral Reserve pit is 687.0 million metric tonnes at a strip ratio of 4.3:1 (waste to ore – not including stockpiles).
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding. Mineral reserves metric tonnes are rounded to the nearest hundred thousand tonnes.
The Greenbushes total mineral reserves of 79.8 million metric tonnes at December 31, 2025 increased by 7% from 74.5 million metric tonnes at December 31, 2024. The increase in total mineral reserves was primarily driven by the decrease in cut-off grade from 0.7% to 0.5% and changes in pit design and changes in the modifying factors to align with operational practices, partially offset by mine depletion from 2025 production.
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

Albemarle Corporation and Subsidiaries

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
The facilities at Wodgina consist of a three stage crushing plant, the spodumene concentration plant, administrative offices, an accommodation camp, a power station, gas pipeline, three mature and reliable water bore fields, extension for future tailing storage and a fleet of owned and leased mine production equipment. The gas pipeline feeds the site power station to provide the power to the facilities. Water is obtained from the dedicated water bore fields. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2025, our 50% ownership interest of the gross asset value of the facilities at our Wodgina site was approximately $414.4 million.
A summary of the Wodgina facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2025 is shown in the following tables. SLR served as the QP and prepared the estimates of lithium mineral resources and reserves at the Wodgina facility, with an effective date of June 30, 2025. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Wodgina facility, dated February 11, 2026, with an effective date of June 30, 2025, is filed as Exhibit 96.2 to this report. Economic assumptions remain unchanged from June 30, 2025. The June 30, 2025 resources and reserves have been depleted for actual production and is reported as of December 31, 2025 in the below table. The amounts represent Albemarle’s attributable portion based on a 50% ownership percentage, and are presented as metric tonnes of lithium ore in thousands.
The Wodgina mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Indicated mineral resources	23,600	1.0%
Inferred mineral resources	15,100	1.3%
•Amounts represent Albemarle’s attributable portion of mineral resources of 50%.
•Mineral resources are reported exclusive of mineral reserves. Mineral resources are not mineral reserves and do not have demonstrated economic viability.
•Mineral resources have been reported as in situ (hard rock within an optimized pit shell and above the effective cut-off grade), without applying mining dilution, mining losses, or process losses.
•Classification of the Mineral Resource has taken into account varying confidence levels and assessment, and whether the appropriate account has been taken for all relevant factors, i.e., relative confidence in tonnage/grade, computations, confidence in the continuity of geology and grade, quantity and distribution of the data and the results reflect the view of the QP.
•The cut-off grade of 0.5% Li2O is based on estimated mining and processing costs and recovery factors. The mineral resources are reported above 0.5% Li2O cut-off for in situ pegmatites within the open cut, 0.75% within the underground, and above 0% for tailings storage facilities, as all material would be mined and recovered.

Albemarle Corporation and Subsidiaries

•The underground mineral resources are reported in areas of >10 meter thickness, below the open pit mineral resources.
•The long-term price of $1,500/metric tonne CIF CKJ of chemical grade concentrate over a timeline of 7 to 10 years is above the current spot price and was selected based on the reasonable long-term prospect rather than the short-term viability (0.5 to 2 years).
•Costs estimated in Australian Dollars were converted to U.S. dollars based on an exchange rate of AUD 1.00:$0.66.
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Wodgina indicated mineral resources of 23.6 million metric tonnes at December 31, 2025 increased by 2% from 23.3 million metric tonnes at December 31, 2024. The Wodgina inferred mineral resources of 15.1 million metric tonnes at December 31, 2025 increased by 11% from 14.5 million metric tonnes at December 31, 2024. The increase in total mineral resources was primarily driven by the the reclassification of certain reserves to resources, partially offset by mine depletion from 2025 production.
The Wodgina mineral reserve estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

	Amount (‘000s metric tonnes)	Grade (Li2O%)
Probable mineral reserves:
Open Cut	43,200	1.4%
Stockpiles	500	0.8%
Tailings Storage Facilities	7,400	1.0%
•Amounts represent Albemarle’s attributable portion of mineral resources and mineral reserves of 50%.
•Mineral reserves are reported exclusive of mineral resources.
•Mineral reserves are reported on a dry basis
•Mineral reserves are reported considering a nominal set of assumptions for reporting purposes:
•Based on a selling price of $1,300/metric tonne CIF CKJ of chemical grade concentrate (benchmark 6% Li2O).
•Assumes variable mining recoveries based on grade, oxidation, thickness, and search distance, sourced from MRL. The total mining recoveries are 91.7% for the open cut pit and 100% for the tailings storage facilities.
•Mineral resources were converted to mineral reserves using plant recovery equations, sourced from MRL and based on plant data. The plant processing recovery equations depend on the material type, weathering, and in some circumstances, the Li2O% grade of the plant feed.
•Costs estimated in Australian Dollars were converted to U.S. dollars based on an exchange rate of AUD 1.00:$0.66.
•The economic cut-off grade calculation is based on $2.10/metric tonne-ore incremental ore mining cost, $33.63/metric tonne-ore processing cost, $11.79/metric tonne-ore general and administrative cost, $5.73/metric tonne sustaining capital cost and US$53.22/metric tonne-ore selling cost, inclusive of shipping. Incremental ore mining costs are the costs associated with the run-of-mine loader, stockpile rehandling, grade control assays and rockbreaker.
•The price, cost and mass yield parameters produce a calculated economic cut-off grade of <0.75% Li2O, however, due to the internal constraints of the current operations, an elevated mineral reserves cut-off grade of 0.75% Li2O has been applied.
•Waste tonnage within the Mineral Reserve pit is 356.8 million metric tonnes at a strip ratio of 3.4:1 (waste to ore – not including stockpiles).
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding. Mineral reserves metric tonnes are rounded to the nearest hundred thousand tonnes.
The Wodgina total mineral reserves of 51.1 million metric tonnes at December 31, 2025 decreased by 9% from 56.0 million metric tonnes at December 31, 2024. The decrease in total mineral reserves was primarily driven by updates to the pit design and modifying factors, as well as mine depletion from 2025 production.
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
The facilities at the Salar de Atacama consist of extraction wells, evaporation and concentration ponds, leaching plants, a potash plant, a drying plant, a Salar yield improvement plant, services and general areas, including salt stockpiles, as well as a fleet of owned and leased equipment. In addition, the site includes administrative offices, an operations building and a laboratory. The extracted concentrated lithium brine is sent to the La Negra plant by truck for processing. The Salar de Atacama has its own powerhouse that generates the energy necessary for the entire operation of the facilities. We also have permanent and continuous groundwater exploitation rights for two wells that are for industrial use and to supply the Salar de Atacama facilities. The La Negra facilities consist of three boron removal plants, three calcium and magnesium removal plants, three lithium carbonate conversion plants, a lithium chloride plant, evaporation-sedimentation ponds, an offsite area where the raw materials are housed and the inputs that are used in the process are prepared, a dry area where the various products are prepared, as well as a fleet of owned and leased equipment. La Negra is supplied electricity from a local company and has rights to a well in the Peine community for its water supply. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2025, the combined gross asset value of our facilities at the Salar de Atacama and in La Negra, Chile (not inclusive of construction in process) was approximately $2.4 billion.
A summary of the Salar de Atacama facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2025 are shown in the following tables. SRK Consulting (U.S.) Inc. (“SRK”) served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Salar de Atacama facility. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Salar de Atacama facility, dated February 9, 2026, with an effective date of June 30, 2025, is filed as Exhibit 96.3 to this report. Economic assumptions remain unchanged from June 30, 2025. The June 30, 2025 resources and reserves have been depleted for actual production and is reported as of December 31, 2025 in the below table. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.
The Salar de Atacama mineral resource, exclusive of reserves, estimates with depletion from production from the effective date of the report to December 31, 2025 are summarized in the following table:

Albemarle Corporation and Subsidiaries

	Amount (‘000s metric tonnes)	Li Concentration (mg/L)
Measured mineral resources	732	2,255
Indicated mineral resources	691	2,042
Measured and Indicated mineral resources	1,422	2,146
Inferred mineral resources	146	1,785
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
•The following assumptions were used in developing the 2025 resource model:
◦The estimated economic cut-off grade utilized for resource reporting purposes is 1,138 mg/l lithium, based on the following assumptions:
◦A technical grade lithium carbonate price of $18,000/metric tonne CIF Asia. This is an 13% premium to the price utilized for reserve reporting purposes. The 13% premium applied to the resource versus the reserve was selected to generate a resource larger than the reserve, ensuring the resource fully encompassed the reserve while still maintaining reasonable prospect for economic extraction.
◦Recovery factors for the salar operation are applied in the year in which the brine is pumped and increase gradually over the span of 3 year, from the current 43% to the proposed Salar yield improvement program 60% recovery in 2027. After that point, evaporation pond recovery is a constant 60%. An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
◦An average life of mine annual brine pumping rate of 230 L/s is assumed to meet drawdown constraint consistent with activation of Albemarle’s early warning plan.
◦Operating cost estimates are based on a combination of fixed brine extraction, general and administrative, and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $6,742/metric tonne CIF Asia.
◦Sustaining capital costs are included in the cut-off grade calculation and post the Salar yield improvement program installation average around $100 million per year.
◦Royalties are included in the cut-off grade calculation and average approximately $1,807/metric tonne of lithium carbonate produced.
•Mineral resources tonnage and contained metal have been rounded to reflect the accuracy of the estimate, and numbers may not add due to rounding.
The Salar de Atacama measured and indicated mineral resources of 1.4 million metric tonnes at December 31, 2025 increased by 29% from 1.1 million metric tonnes at December 31, 2024. Inferred mineral resources of 146,400 metric tonnes decreased by 12% from 166,000 metric tonnes. The net increase in total mineral resources was driven by new modeling completed in development of the current technical report summary as well as a decrease in the reserves due to reduced pumping rates associated with Albemarle’s early warning plan and the potential expiration of the quota extraction period before the full quota is achieved. The new model assumptions included a higher estimated economic cut-off grade, lower pricing, a lower annual brine pumping rate and higher operating cost estimates.
The Salar de Atacama reserve estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

Albemarle Corporation and Subsidiaries

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Proven mineral reserves:
In Situ	162	2,606
In Process	27	2,869
Probable mineral reserves:
In Situ	120	2,385
Total mineral reserves:
In Situ	281	2,507
In Process	27	2,869
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine, at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant in the 2024 economic model.
•Proven reserves have been estimated as the lithium mass pumped during 2026 through mid-2036 of the proposed life of mine plan maintaining 10.5 years of proven reserve.
•Probable reserves have been estimated as the lithium mass pumped from mid-2036 until the end of the proposed life of mine plan (2041).
•The ratio of in situ proven to probable reserves has remained consistent through depletion since the development of the reserve model in 2025 with approximately 58% of the reserve designated as proven and 42% of the reserve designated as probable.
•Reserves are reported as lithium metal on a 100% ownership basis.
•This mineral reserve estimate was derived based on a production pumping plan truncated in September 2041 (i.e., approximately 15.75 years). This plan was truncated to reflect the termination date of Albemarle’s authorized lithium production quota.
•The 2025 reserve model used as the basis for depletion has not been updated. The following assumptions were used in developing that model:
◦The estimated economic cut-off grade for the project is 1,348 mg/l lithium, based on the assumptions discussed below. The truncated production pumping plan remained well above the economic cut-off grade (i.e., the economic cut-off grade did not result in a limiting factor to the estimation of the reserve).
◦A technical grade lithium carbonate price of $16,000/metric tonne CIF Asia.
◦Recovery factors for the Salar operation are applied in the year the brine is pumped and increase gradually over the span of 3 years, from the current 43% to the proposed Salar yield improvement program 60% recovery in 2027. After that point, evaporation pond recovery remains relatively constant at 60%, An additional recovery factor of 80% lithium recovery is applied to the La Negra lithium carbonate plant.
◦A life of mine average annual brine pumping rate of 230 L/s is assumed to be constraint with activation of Albemarle’s early warning plan.
◦Operating cost estimates are based on a combination of fixed brine extraction, general and administrative, and plant costs and variable costs associated with raw brine pumping rate or lithium production rate. Average life of mine operating cost is calculated at approximately $6,742/metric tonne CIF Asia.
◦Sustaining capital costs are included in the cut-off grade calculation and post the Salar yield improvement program installation, average around $100 million per year.
◦Royalties are included in the cut-off grade calculation and average approximately $1,807/metric tonne of lithium carbonate produced.
•Mineral reserve tonnage, grade and mass yield have been rounded to reflect the accuracy of the estimate and numbers may not add due to rounding.
The Salar de Atacama total mineral reserves of 308,000 metric tonnes at December 31, 2025 decreased by 33% from 458,000 metric tonnes at December 31, 2024. The decrease in total mineral reserves was driven by new modeling completed in development of the current technical report summary as well as a decrease in the reserves due to reduced pumping rates associated with Albemarle’s early warning plan and the potential expiration of the quota extraction period before the full quota is achieved. The new model assumptions included a higher estimated economic cut-off grade, lower pricing, a lower annual brine pumping rate and higher operating cost estimates.
Due to the risk of reducing pumping rates associated with the early warning plan, we have started investigating alternative options to mitigate the impacts to surrounding water table levels. For example, by including direct lithium extraction with solution re-injection, we may be able to increase pumping rates to pre-early warning plan levels, resulting in an increase to the production from the Salar de Atacama and full utilization of the La Negra processing facilities. We are also planning studies to determine the most efficient use of the Salar yield improvement project to maximize lithium production from the Salar de Atacama, regardless of pumping rates.
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
The facilities at Silver Peak consist of extraction wells, evaporation and concentration ponds, a lithium carbonate plant, an anhydrous lithium hydroxide plant (for processing lithium hydroxide monohydrate), a liming plant, wellfield and mill maintenance, a shipping and packaging facility and administrative offices, as well as a fleet of owned and leased equipment. Silver Peak is supplied electricity from a local company and we currently have two operating fresh water wells nearby that supply water to the facilities. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2025, the gross asset value of our facilities at our Silver Peak site was approximately $219.7 million.
A summary of the Silver Peak facility’s lithium mineral resources, exclusive of reserves, and reserves as of December 31, 2025 is shown in the following tables. SRK served as the QP and prepared the estimates of lithium mineral resources (exclusive of reserves) and reserves at the Silver Peak facility. A copy of the QP’s most recent technical report summary with respect to the lithium mineral resource and reserve estimates at the Silver Peak facility, dated February 8, 2025, with an effective date of June 30, 2024, is filed as Exhibit 96.4 to this report. Economic assumptions remain unchanged from June 30, 2024. The June 30, 2024 resources and reserves have been depleted for actual production and is reported as of December 31, 2025 in the below table. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes of lithium metal in thousands.
The Silver Peak mineral resources, exclusive of reserves, estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

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
•The following assumptions were used in developing the 2024 resource model, and have not been updated for the December 31, 2025 reporting:
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
There were no material changes in the Silver Peak mineral resources, exclusive of reserves at December 31, 2025 compared to December 31, 2024.
The Silver Peak reserve estimates with depletion from production from the effective date of the report through December 31, 2025 are summarized in the following table:

	Amount (‘000s metric tonnes)	Concentration (mg/L)
Proven mineral reserves:
In Situ	12	96
In Process	1	104
Probable mineral reserves:
In Situ	64	119
Total mineral reserves:
In Situ	76	115
In Process	1	104
•In process reserves quantify the prior 24 months of pumping data and reflect the raw brine at the time of pumping. These reserves represent the first 24 months of feed to the lithium process plant.
•Proven reserves have been estimated as the lithium mass pumped from the existing wells from 2026 through the first half of 2032 of the proposed life of mine plan.
•Probable reserves have been estimated as the lithium mass pumped from existing wells from the second half of 2032 and all new proposed production wells from installation until the end of the proposed life of mine plan (2053).
•The ratio of in situ Proven to Probable reserves has remained consistent through depletion since the development of the reserve model in 2024, with approximately 16% of the reserve designated as proven and 84% of the reserve designated as probable.
•Reserves are reported as lithium metal on a 100% ownership basis.
•This mineral reserve estimate was derived based on a production pumping plan truncated at the end of 2053 (i.e., approximately 28 years). This plan was truncated to reflect the QP’s opinion on uncertainty associated with the production plan, as a direct conversion of measured and indicated resources to proven and probable reserve is not possible in the same way as a typical hard rock mining project.
•The reserve model used as the basis for depletion was updated in 2024, and has not been updated for the December 31, 2025 reporting. The following assumptions were used in developing that model:
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
The Silver Peak total mineral reserves of 77,700 metric tonnes at December 31, 2025 decreased by 2% from 79,400 metric tonnes at December 31, 2024. The decrease in total mineral reserves was driven by depletion during the year.
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
Infrastructure and facilities to support the operation of the bromine production plant at the Safi site is compact and contained in an approximately 33 hectare area. Fresh water is sourced from the Mujib Reservoir, a man-made reservoir. JBC is supplied electricity from the National Electric Power Company of Jordan. JBC ships product in bulk through a storage terminal in Aqaba. There are above ground storage tanks as well as pumps and piping for loading these products onto ships. JBC main activities at Aqaba are raw material/product storing, importing, and exporting. An evaporation pond collects the waste streams from pipe flushing, housekeeping, and other activities. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2025, our 50% ownership interest of the gross asset value of the facilities at the Safi, Jordan site was approximately $280.0 million.
A summary of the Safi facility’s bromine mineral resources and reserves as of December 31, 2025 is provided below. RESPEC Consulting Inc., a third-party firm comprising mining experts in accordance with Item 1302(b)(1) of Regulation S-K, served as the QP and prepared the estimates of bromine mineral resources and reserves at the Safi facility, with an effective date of December 31, 2025. A copy of the QP’s amended technical report summary with respect to the bromine mineral resource and reserve estimates at the Safi facility, dated February 5, 2026, is filed as Exhibit 96.5 to this report.
The feedstock is drawn from the Dead Sea, a nonconventional reservoir owned by the nations of Israel and Jordan. As such, there are no specific resources owned by JBC, but Albemarle’s joint venture partner, APC, has exclusive rights granted by the Hashemite Kingdom of Jordan to withdraw brine from the Dead Sea and process it to extract minerals. Revenues are based on a forecast bromine price ranging from $2,690 to $4,890 per metric tonne and the operating cost is approximately $501 per metric tonne. The measured resource of bromide ion attributable to Albemarle’s 50% interest in its JBC joint venture is estimated to be approximately 162.43 million metric tonnes. JBC is extracting approximately one percent of the bromine available in Jordan’s share of the Dead Sea. Bromide concentration in the Dead Sea is estimated to average approximately 5,000 ppm. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
The Safi measured mineral resources of 162.43 million metric tonnes of bromide ion at December 31, 2025 decreased by 5% from 173.93 million metric tonnes at December 31, 2024. The decrease in measured mineral resources was driven by depletion and evaporation in the Dead Sea during the year.
All bromine reserves reported by Albemarle for the JBC project are classified as proven mineral reserves. The mineral reserve estimate attributable to Albemarle’s 50% interest in its JBC joint venture is approximately 2.1 million metric tonnes of bromine from the Dead Sea. This estimate is based on the time available under the concession agreement with the Hashemite Kingdom of Jordan and the processing capability of the JBC plant. As only approximately one percent of the available resource is consumed from the Dead Sea, as noted above, the reserve estimate is based on the amount the JBC plant can produce over until the end of 2058, when the APC concession agreement ends. Revenues are based on a forecast bromine price ranging from $2,690 to $4,890 per metric tonne and the operating cost is approximately $501 per metric tonne. At the plant process recovery of 82 percent (bromine from bromide), product bromine is estimated at approximately 125,000 metric tonnes per year. Bromide ion concentration of concentrated bromide-enriched brine from the APC evaporation pond used to estimate the reserve from the Dead Sea was approximately 8,775 ppm based on historical pumping. The cut-off grade of the Albemarle bromine operations has been estimated to be at 1,000 ppm. The bromide ion concentration in the brine extracted which feeds the bromine plants, significantly exceeds the selected cut-off grade.
The Safi total mineral reserves of 2.1 million of bromine metric tonnes at December 31, 2025 increased by 5% from 2.0 million metric tonnes at December 31, 2024. The increase in total mineral reserves was driven by an increase in the planned annual pumping rate and product bromine production. The end date of the forecast remained unchanged due to the concession agreement.
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
The facilities at Magnolia consist of brine production and injection wells, brine ponds, two bromine processing plants, pipelines between the plants and wells, a laboratory, storage and warehouses, administrative offices, as well as a fleet of owned and leased equipment. Our Magnolia facilities are supplied electricity from a local company and we currently have several operating freshwater wells nearby that supply water to the facilities. In addition, both plants have dedicated rail spurs that provide access to several rail lines to transport product throughout the country. We consider the condition of all of our plants, facilities and equipment to be suitable and adequate for the businesses we conduct, and we maintain them regularly. As of December 31, 2025, the gross asset value of our facilities at our Magnolia site was approximately $1.2 billion.

Albemarle Corporation and Subsidiaries

A summary of the Magnolia facility’s bromine mineral reserves as of December 31, 2025 is shown in the following table. RPS Energy Canada Ltd served as the QP and prepared the estimates of bromine mineral reserves at the Magnolia facility, with an effective date of December 31, 2025. A copy of the QP’s most recent technical report summary with respect to the bromine mineral resource and reserve estimates at the Magnolia facility, dated February 11, 2026, is filed as Exhibit 96.6 to this report. The amounts represent Albemarle’s attributable portion based on a 100% ownership percentage, and are presented as metric tonnes in thousands.
There are no mineral resource estimates at the Magnolia, AR bromine extraction site. All bromine mineral accumulations of economic interest and with reasonable prospects for eventual economic extraction within the Magnolia production lease area are either currently on production or subject to an economically viable future development plan and are classified as mineral reserves.

Amount (‘000s metric tonnes)
Proven mineral reserves	2,264
Probable mineral reserves	395
Total mineral reserves	2,658
•Reserves are reported as bromine, on an in situ basis.
•The estimated economic cut-off grade utilized for reserve reporting purposes is 1,000 mg/L bromine, with a bromine price ranging from $2,690 to $4,890 per metric tonne and operating costs ranging from $1,460 to $2,136 per metric tonne.
•Recovery factors for the Magnolia operation are 79% and 84% for the proven mineral reserves and total mineral reserves, respectively.
•The concentration of bromine at the Magnolia site varies based on the physical location of the field and can range up to over 6,600 mg/L.
The Magnolia total mineral reserves of 2.7 million metric tonnes at December 31, 2025 decreased by 9% from 2.9 million metric tonnes at December 31, 2024. The decrease in total mineral reserves was driven by depletion of the reserve during the year, as well as updates to the forward-looking pumping plan and bromine production volumes.
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
NONE

Executive Officers of the Registrant.
The names, ages and biographies of our executive officers, as of February 11, 2026, are set forth below. The term of office of each officer is until the meeting of the Board of Directors following the next annual shareholders’ meeting in May 2026.

Albemarle Corporation and Subsidiaries

Name	Age	Position
J. Kent Masters	65	Chairman and Chief Executive Officer
Neal R. Sheorey	49	Executive Vice President, Chief Financial Officer
Melissa H. Anderson	61	Executive Vice President, Chief Business Transformation Officer
Mark R. Mummert	58	Executive Vice President, Chief Operations Officer
Eric W. Norris	59	Executive Vice President, Chief Commercial Officer
Autumn M. Gagarinas	52	Senior Vice President, Chief People and Workplace Transformation Officer
Ander C. Krupa	47	Senior Vice President, General Counsel and Corporate Secretary
Cynthia R. Lima	64	Senior Vice President, Chief External Affairs and Communications Officer
Michael J. Simmons	62	President, Ketjen Global Business Unit
Donald J. LaBauve, Jr.	59	Vice President, Corporate Controller and Chief Accounting Officer
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
Melissa H. Anderson joined Albemarle to lead the human resources organization in January 2021. In November 2024, she assumed responsibility for enterprise transformation. In this role, she is responsible for leading the transition to a fully integrated functional model along with execution of the Human Resources’ strategic plan and key initiatives. Prior to joining Albemarle, Ms. Anderson served as executive vice president, administration and chief human resources officer for Duke Energy, an American electric power holding company, from January 2015 to August 2020. Previously, she served in senior leadership roles at Domtar Corporation, The Pantry, Inc. and with IBM Corporation. She serves on the board of directors of Vulcan Materials and as a member of the advisory board of the HR Policy Association. Ms. Anderson is a member of the advisory board for the Center for Executive Succession at the University of South Carolina’s Darla Moore School of Business. She also serves on the board of directors for the Society for Human Resource Management (SHRM), previously serving as its chair.
Mark R. Mummert joined Albemarle in 2019 as chief operating officer for the Energy Storage business before being appointed as Senior Vice President, Chief Capital, Resources and Supply Chain Officer in November 2024, and subsequently appointed as Executive Vice President, Chief Operations Officer in August 2025. Before joining Albemarle, Mr. Mummert held progressive leadership roles in supply chain and global operations at FMC Corporation. His industry experience also includes 20 years with Rohm and Haas Company in various manufacturing and engineering roles. Additionally, Mr. Mummert spent time with Dow where he improved sales and operational planning in supply chain and embedded operational excellence principles at manufacturing sites. Mr. Mummert serves on the board of directors for Talison Spodumene Mine at Greenbushes, Western Australia.
Eric W. Norris is Executive Vice President and Chief Commercial Officer for Albemarle. He joined Albemarle in January 2018 as chief strategy officer and was appointed president of the lithium global business (now Energy Storage) in August 2018. In his current role, Mr. Norris is responsible for enterprise sales, product management and commercial excellence. Prior to joining Albemarle, Mr. Norris served as president of Health and Nutrition for FMC Corporation, an agricultural sciences company. Following FMC’s announcement to acquire DuPont Agricultural Chemical assets, he led the divestiture of FMC Health and Nutrition to DuPont. Previously, Mr. Norris served as vice president and global business director for FMC Health and Nutrition, and vice president and global business director for FMC Lithium. During his 16-year FMC

Albemarle Corporation and Subsidiaries

career, he served in additional leadership roles in investor relations and corporate development and was director of FMC Healthcare Ventures. Prior to FMC, Mr. Norris founded and led an internet-based firm offering formulation and design tools to the chemical industry. He started his career in a range of leadership roles with the Rohm and Haas Company. Mr. Norris is a member of the board of directors of Communities in Schools of Charlotte-Mecklenburg.
Autumn M. Gagarinas joined Albemarle as Vice President of HR in 2023, and was appointed Senior Vice President, Chief People and Workplace Transformation Officer in August 2025. Ms. Gagarinas has over two decades of experience in human resources and has held various leadership roles across multiple industries, including technology, aerospace, and education. Prior to joining Albemarle she was at Honeywell International, Inc., a multinational conglomerate corporation, where she held several senior HR roles, as a business partner to C-suite leaders including finance, legal and integrated supply chain. She also led global HR operations in EMEA and led HR Data and Analytics globally. She also held senior HR roles at Standford Graduate School of Business and SpaceX.
Ander C. Krupa was appointed Senior Vice President, General Counsel and Corporate Secretary in August 2025. Mr. Krupa joined Albemarle in May of 2017 as deputy general counsel and assistant corporate secretary. He has more than 15 years of broad legal experience in the manufacturing industry and is experienced in securities law, corporate governance, commercial law, cross-border joint ventures, and mergers and acquisitions. Prior to Albemarle, he served as assistant general counsel, governance and securities for BWX Technologies and The Babcock & Wilcox Company. In addition to his corporate experience, he was an attorney with the international law firm of Greenberg Traurig LLP in the firm’s corporate and securities practice group.
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
Donald J. LaBauve, Jr. was appointed Albemarle’s Corporate Controller and Chief Accounting Officer in November 2024. Mr. LaBauve has served as the chief financial officer of the lithium global business (now Energy Storage) since November 2019. He previously served as vice president, corporate controller and chief accounting officer from February 2014 to November 2019 after having previously served as vice president, finance - business operations. Since joining Albemarle in 1990, Mr. LaBauve has held various staff and leadership positions of increasing responsibility within the finance function.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock trades on the New York Stock Exchange (“NYSE”) under the symbol “ALB.” There were 117,847,220 shares of common stock held by 1,806 shareholders of record as of February 4, 2026. On each of February 27, 2025, May 6, 2025, July 22, 2025 and October 27, 2025, we declared a dividend of $0.405 per share. On each of February 22, 2024 and May 7, 2024, we declared a dividend of $0.40 per share and on each of July 16, 2024 and October 28, 2024, we declared a dividend of $0.405 per share. In each quarter of 2023, we declared a dividend of $0.40 per share. We expect to continue to declare and pay comparable dividends to our shareholders in the future, however, dividends are declared solely at the discretion of our Board of Directors and there is no guarantee that the Board of Directors will continue to declare dividends in the future.
Stock Performance Graph
The graph below shows the cumulative total shareholder return assuming the investment of $100 in our common stock on December 31, 2020 and the reinvestment of all dividends thereafter. The information contained in the graph below is furnished

Albemarle Corporation and Subsidiaries

and therefore not to be considered “filed” with the SEC, and is not incorporated by reference into any document that incorporates this Annual Report on Form 10-K by reference.

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
•the closing and timing of closing of our divestiture of the Refining Solutions business;
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

Albemarle Corporation and Subsidiaries

•changes in the demand for our products or the end-user markets in which our products are sold;
•limitations or prohibitions on the manufacture and sale of our products;
•availability of raw materials;
•increases in the cost of raw materials and energy, and our ability to pass through such increases to our customers;
•our rights to use water and our usage of water, particularly with respect to our early warning plan at our facilities in Chile;
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
•risks related to any divestiture or discontinuations of operating units or plants;
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
•the integration of AI technologies into our operations;
•decisions we may make in the future;
•future acquisition transactions, including the ability to successfully execute, operate and integrate acquisitions and incurring additional indebtedness;
•expected benefits and expenses related to our ongoing and any future operating structure and asset optimization activities;
•timing of active and proposed restructuring and cost optimization projects;
•impact of any future pandemics;
•impacts of the situations in the Middle East, the tensions between China and Taiwan and the military conflict between Russia and Ukraine, and the related global responses;
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

Albemarle Corporation and Subsidiaries

The following is a discussion and analysis of our results of operations for the years ended December 31, 2025, 2024 and 2023. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading “Financial Condition and Liquidity.”

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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, cost discipline, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings. We continue to build upon our existing portfolio and our ongoing mission to provide innovative, yet commercially viable, energy products and services to the marketplace to contribute to our sustainability-based revenue. For example, our Energy Storage business contributes to the growth of clean miles driven with electric vehicles and more efficient use of renewable energy through grid storage; Specialties enables the prevention of fires starting in electronic equipment, greater fuel efficiency from rubber tires and the reduction of emissions from coal fired power plants; and our Ketjen business enhances the efficiency of natural resources through more usable products from a single barrel of oil, enables safer, greener production of alkylates used to produce more environmentally-friendly fuels, and reduced emissions through cleaner transportation fuels. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of challenging global economic environments.

2025 Highlights
•In January 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts through 2029.
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
•On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of its Refining Solutions business and will initially retain a 49% ownership interest upon completion of the transaction. The Refining Solutions business being divested is defined as the Company’s Ketjen reportable segment, excluding its PCS business and the Company’s 50% ownership interest in Eurecat S.A. In a separate transaction, on January 23, 2026, the Company completed the sale its 50% ownership interest in Eurecat S.A. (originally agreed to on October 23, 2025). The Company expects the Refining Solutions business transaction to be completed in the first quarter of 2026, subject to customary closing conditions. The PCS business will continue to be operated by the Company following these transactions.
•We recorded net sales of $5.1 billion during 2025; driven by 9% year-over-year increase in Energy Storage volume.
•Cash flows from operations in 2025 were $1.3 billion, an increase of 86% from prior year.
•We published our 2024 Sustainability Report, Values-Led, Purpose-Driven, providing an update on our achievements in line with the Company’s sustainability goals.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that the global market for lithium battery and energy storage, particularly for EVs and energy storage systems (“ESS”), remains strong, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as trade policies and tariffs, slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment, an ever-changing landscape in electronics, the continuous need for cutting edge catalysts and technology by our refinery customers and increasingly stringent environmental standards. Over the last three years, lithium index pricing dropped

Albemarle Corporation and Subsidiaries

significantly from its previous peak. Amidst these dynamics, and despite ongoing price volatility, we believe our long-term business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers and shareholders. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
As part of continual efforts to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities and reducing planned capital expenditures. In 2024, we transitioned from two core global business units to a fully integrated functional model (excluding Ketjen) designed to increase agility, deliver significant cost savings and maintain long-term competitiveness. We continue to report results across our three existing operating segments of Energy Storage, Specialties and Ketjen. As noted above, we expect to complete the divestiture of the refining solutions business, within the Ketjen segment, in the first quarter of 2026. Although lithium index pricing began to rebound from low levels toward the end of 2025, it remains critical that the Company ensure an efficient operating model so we can compete and invest at every point of the cycle. To ensure we remain competitive, we will continue considering on an ongoing basis additional measures to support operating efficiencies, financial flexibility and growth.
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
Energy Storage: Energy Storage net sales and profitability are strongly dependent on lithium market prices, which are volatile. If the average lithium pricing for 2026 is in line with current prices, we expect Energy Storage net sales and profitability to increase year-over-year. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be relatively flat compared to prior year as a result of continued strong integrated production, strong spodumene sales and maintaining lower inventory levels. Global EV and ESS sales are expected to continue to increase over the prior year, driving continued demand for lithium batteries. We also expect continued cost reduction efforts to drive additional profitability in 2026.
As part of the above-mentioned actions to optimize our cost structure and strengthen our financial flexibility, over the past two years we stopped construction of the Kemerton Trains 3 and 4, and put Kemerton Trains 1 and 2 and the Chengdu, China conversion facilities into care and maintenance. Production from the sites placed into care and maintenance has been transferred to other processing facilities.
On a longer-term basis, we believe that demand for lithium will continue to grow as new lithium applications advance and the use of plug-in hybrid EVs and full battery EVs increases. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers and automotive OEMs and favorable global public policy toward e-mobility/renewable energy usage. In addition, we expect strong demand in the ESS market driven by competitive economics and desire for energy reliability. ESS technology supports peak-demand, regulates grid frequency and voltage ,and provides back-up power as global data center growth drives increased electricity demands globally. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution.
Specialties: We expect both net sales and profitability to be lower in 2026 year-over-year from lower pricing, notably in the Lithium Specialties business. We expect volumes to be relatively flat based on reduced customer demand in certain markets,

Albemarle Corporation and Subsidiaries

including consumer and industrial electronics, offset by continued strong demand in other end-markets, such as pharmaceuticals, agriculture and oilfield services.
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
Ketjen: On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of Ketjen’s Refining Solutions business and will initially retain a 49% ownership interest upon completion of the transaction. The Refining Solutions business being divested is defined as the Company’s Ketjen reportable segment, excluding its PCS business and the Company’s 50% ownership interest in Eurecat S.A. In a separate transaction, on January 23, 2026, the Company completed the sale of its 50% ownership interest in Eurecat S.A. The Company expects the Refining Solutions business transaction to be completed in the first quarter of 2026, subject to customary closing conditions. The PCS business will continue to be operated by the Company following these transactions.
Following the divestitures, we will retain an investment in the refining solutions market. We believe increased global demand for transportation fuels, new refinery start-ups, ongoing adoption of cleaner fuels and the continuous growth in chemical derivatives from petroleum products will be the primary drivers of growth in refining solutions. We believe delivering superior end-use performance continues to be the most effective way to create sustainable value in the refinery catalysts industry. We also believe our technologies continue to provide significant performance and financial benefits to refiners challenged to meet tighter regulations around the world.
Corporate: We continue to focus on cash generation, working capital management and process efficiencies. We expect our global effective tax rate will vary based on the locations in which income is actually earned and remains subject to potential volatility from changing legislation in the United States, such as the OBBBA, and other tax jurisdictions.
Actuarial gains and losses related to our defined benefit pension and OPEB plan obligations are reflected in Corporate as a component of non-operating pension and OPEB plan costs under mark-to-market accounting. Results for the year ended December 31, 2025 include an actuarial loss of $17.2 million ($19.2 million after income taxes), as compared to a gain of $9.8 million ($7.5 million after income taxes) for the year ended December 31, 2024.
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
Discussion of our results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023 can be found in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Comparison of 2025 to 2024
Net Sales

In thousands	2025	2024	$ Change	% Change
Net sales	$5,142,733	$5,377,526	$(234,793)	(4)%
•$615.5 million decrease primarily attributable to lower lithium carbonate and hydroxide market pricing in Energy Storage
•$368.6 million increase attributable to higher sales volume in all of our businesses, driven primarily by Energy Storage
•$12.3 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Albemarle Corporation and Subsidiaries

Gross Profit

In thousands	2025	2024	$ Change	% Change
Gross profit	$668,719	$62,539	$606,180	NM
Gross profit margin	13.0%	1.2%
•Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Higher sales volume in all of our businesses, driven primarily by Energy Storage
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	2025	2024	$ Change	% Change
Selling, general and administrative expenses	$550,036	$618,048	$(68,012)	(11)%
Percentage of Net sales	10.7%	11.5%
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs
•$13.3 million of gains from the sale of assets not part of our production operations in 2025
•$9.2 million of a loss related to the write-off of assets damaged in a severe weather incident in Jordan in 2025
•$5.3 million of expenses related to certain historical legal and environmental matters in 2024

Goodwill Impairment Charges

In thousands	2025	2024	$ Change	% Change
Goodwill impairment charges	$181,070	$—	$181,070	NM
•Non-cash goodwill impairment charge recorded in 2025 representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment, following the signing of a definitive agreement to divest the controlling ownership interest in its Refining Solutions business

Long-lived Asset Impairment Charges

In thousands	2025	2024	$ Change	% Change
Long-lived asset impairment charges	$245,600	$—	$245,600	NM
•Non-cash long-lived asset impairment charge recorded in 2025 to reduce the carrying value of the Refining Solutions business to its fair value less cost to sell following classification as held for sale

Restructuring Charges and Asset Write-Offs

In thousands	2025	2024	$ Change	% Change
Restructuring charges and asset write-offs	$7,699	$1,134,316	$(1,126,617)	NM
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

Research and Development Expenses

In thousands	2025	2024	$ Change
Research and development expenses	$51,398	$86,720	$(35,322)	(41)%
Percentage of Net sales	1.0%	1.6%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts

Albemarle Corporation and Subsidiaries

Interest and Financing Expenses

In thousands	2025	2024	$ Change	% Change
Interest and financing expenses	$(207,651)	$(165,619)	$(42,032)	25%
•Lower capitalized interest in 2025 resulting from stopping construction of Kemerton Trains 3 and 4 and other projects, as well as the overall reduction of capital expenditure spending
•2025 included a loss on early extinguishment of debt of $7.5 million, representing the unamortized discounts from the amendment of other debt
•Lower debt balances in 2025 driven by higher commercial paper outstanding in 2024

Other Income, Net

In thousands	2025	2024	$ Change	% Change
Other income, net	$22,662	$178,339	$(155,677)	(87)%
•$86.4 million decrease attributable to foreign exchange impacts from $18.9 million of net losses recorded in 2025 compared to $67.5 million of net gains recorded in 2024. Foreign exchange gains in 2024 are net of a loss of $26.1 million due to the reclassification from accumulated other comprehensive loss related to the dedesignation of cash flow hedge.
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$20.2 million decrease attributable to interest income from lower interest rates in 2025
•2025 included gains of $11.1 million related to the fair market value adjustment of equity securities in public companies compared to $70.8 million of losses for similar fair value adjustments and sales of equity securities in 2024
•$40.9 million gain primarily from the sale of assets at a site not part of our operations in 2024
•$17.7 million of pension and OPEB credits (including mark-to-market actuarial losses of $17.2 million) in 2025 as compared to $11.3 million of pension and OPEB credits (including mark-to-market actuarial gains of $9.8 million) in 2024
•The mark-to-market actuarial loss in 2025 was primarily attributable to a decrease in the weighted-average discount rate to 5.43% from 5.65% for our U.S. pension plans and postretirement benefit to reflect market conditions as of the December 31, 2025 measurement date, which was partially offset by a higher return on pension plan assets in the U.S. during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. pension plan assets was 7.32% versus an expected return of 6.70%. The mark-to-market actuarial loss in the U.S. was partially offset by a gain for our foreign pension plans, attributable to an increase in the weighted-average discount rate to 4.50% from 4.04% for our foreign pension plans to reflect market conditions as of the December 31, 2025 measurement date. This was partially offset by a lower return on foreign pension plan assets during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 5.55% versus an expected return of 6.52%.
•The mark-to-market actuarial gain in 2024 is primarily attributable to an increase in the weighted-average discount rate to 5.65% from 5.21% for our U.S. pension plans and to 4.04% from 3.73% for our foreign pension plans to reflect market conditions as of the December 31, 2024 measurement date. This was partially offset by a lower return on pension plan assets during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 5.89% versus an expected return of 6.77%.

Income Tax Expense

In thousands	2025	2024	$ Change	% Change
Income Tax Expense	$156,881	$87,085	$69,796	80%
Effective income tax rate	(28.4)%	(4.9)%
•Change in 2025 was primarily attributable to the recording of a valuation allowance on U.S. losses and changes in the geographic mix of earnings, including the impact from previously recorded valuation allowances for losses in our consolidated Australian entities and certain China entities
•The goodwill impairment charge recorded during 2025 was primarily non-deductible and resulted in a minimal income tax benefit
•2024 included the impact of the valuation allowance for losses in our consolidated Australian entities and certain entities in China

Albemarle Corporation and Subsidiaries

Equity in Net Income of Unconsolidated Investments

In thousands	2025	2024	$ Change	% Change
Equity in net income of unconsolidated investments	$243,744	$715,433	$(471,689)	(66)%
•Decreased earnings primarily due to lower pricing from the Windfield joint venture. The impact of lower spodumene pricing driving the decrease in equity in net income of Windfield is offset in cost of goods sold as lower input costs
•$64.3 million increase in foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	2025	2024	$ Change	% Change
Net income attributable to noncontrolling interests	$(45,418)	$(43,972)	$(1,446)	3%
•Increase in consolidated income related to our JBC joint venture primarily due to higher pricing and increased volume

Net Loss Attributable to Albemarle Corporation

In thousands	2025	2024	$ Change	% Change
Net loss attributable to Albemarle Corporation	$(510,628)	$(1,179,449)	$668,821	NM
Percentage of Net Sales	(9.9)%	(21.9)%
Net loss attributable to Albemarle Corporation common shareholders	$(677,378)	$(1,316,096)	$638,718	NM
Basic loss per share	$(5.76)	$(11.20)	$5.44	NM
Diluted loss per share	$(5.76)	$(11.20)	$5.44	NM
•Increase in 2025 results due to reasons noted previously
•Net loss attributable to Albemarle Corporation common shareholders includes reductions of $166.8 million and $136.6 million for mandatory convertible preferred stock dividends in 2025 and 2024, respectively

Other Comprehensive Income (Loss), Net of Tax

In thousands	2025	2024	$ Change	% Change
Other comprehensive income (loss), net of tax	$407,445	$(213,469)	$620,914	NM
•Foreign currency translation and other	$407,873	$(210,534)	$618,407	NM
•2025 included favorable movements in the Euro of approximately $375 million, the Chinese Renminbi of approximately $23 million, the Brazilian Real of approximately $5 million, the Taiwanese Dollar of approximately $4 million and a net favorable variance in various other currencies of less than $1 million

•2024 included unfavorable movements in the Euro of approximately $182 million, the Brazilian Real of approximately $15 million, the Japanese Yen of approximately $11 million, the Taiwanese Dollar of approximately $6 million, the Korean Won of approximately $6 million and a net unfavorable variance in various other currencies of approximately $7 million, partially offset by unfavorable movements in the Chinese Renminbi of approximately $15 million

•Cash flow hedge	$(428)	$(2,935)	$2,507	NM
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

Our chief operating decision maker (“CODM”) assesses the ongoing performance of the Company’s business segments and allocates resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual

Albemarle Corporation and Subsidiaries

operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing performance of the segments. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, gains or losses on the fair value of public equity securities, restructuring charges and asset write-offs, facility divestiture charges, certain litigation and arbitration costs and charges, goodwill and long-lived asset impairment charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Total adjusted EBITDA should not be considered as an alternative to Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP.

	Year Ended December 31,				Percentage Change
	2025	%	2024	%	2025 vs. 2024
	(In thousands, except percentages)
Net sales:
Energy Storage	$2,710,035	52.7%	$3,015,121	56.1%	(10)%
Specialties	1,366,435	26.6%	1,325,983	24.6%	3%
Ketjen	1,066,263	20.7%	1,036,422	19.3%	3%
Total net sales	$5,142,733	100.0%	$5,377,526	100.0%	(4)%

Adjusted EBITDA:
Energy Storage	$697,215	63.5%	$757,540	66.5%	(8)%
Specialties	275,739	25.1%	228,504	20.0%	21%
Ketjen	150,398	13.7%	131,066	11.5%	15%
Total segment adjusted EBITDA	1,123,352	102.3%	1,117,110	98.0%	1%
Corporate	(25,359)	(2.3)%	22,668	2.0%	NM
Total adjusted EBITDA	$1,097,993	100.0%	$1,139,778	100.0%	(4)%

Albemarle Corporation and Subsidiaries

See below for a reconciliation of total segment adjusted EBITDA to consolidated Net (loss) income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, (in thousands):

	Year ended December 31,
	2025	2024
Total segment adjusted EBITDA	$1,123,352	$1,117,110
Corporate expenses, net	(25,359)	22,668
Depreciation and amortization	(658,678)	(588,638)
Interest and financing expenses(a)	(207,651)	(165,619)
Income tax expense	(156,881)	(87,085)
Proportionate share of Windfield income tax expense(b)	(94,549)	(299,193)
Acquisition and integration related costs(c)	(8,303)	(6,223)
Restructuring charges and asset write-offs(d)	(7,893)	(1,180,806)
Goodwill impairment charges(e)	(181,070)	—
Long-lived asset impairment(f)	(245,600)	—
Non-operating pension and OPEB items	(17,710)	11,335
Gain (loss) in fair value of public equity securities(g)	11,137	(70,758)
Other(h)	(41,423)	67,760
Net loss attributable to Albemarle Corporation	$(510,628)	$(1,179,449)
(a)Includes a loss on early extinguishment of debt of $7.5 million for the year ended December 31, 2025.
(b)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(c)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(d)See Note 17, “Restructuring Charges and Asset Write-offs,” for further details.
(e)See Note 2, “Divestitures,” and Note 10, “Goodwill and Other Intangibles,” for further details.
(f)See Note 2, “Divestitures,” for further details.
(g)Loss of $33.7 million recorded in Other income, net for the year ended December 31, 2024 resulting from the sale of investments in public equity securities and a gain (loss) of $11.1 million and ($37.0) million recorded in Other income, net for the years ended December 31, 2025 and 2024, respectively, resulting from the change in fair value of investments in public equity securities.
(h)Included amounts for the year ended December 31, 2025 recorded in:
•Cost of goods sold - $4.8 million related to the write-off of assets damaged in a severe weather incident in Jordan.
•SG&A - $9.2 million related to the write-off of assets damaged in a severe weather incident in Jordan, $3.1 million of severance expenses not related to a restructuring plan, $2.2 million related to the write-off of certain fixed assets, $2.0 million of expenses related to certain historical legal matters and $1.4 million of expenses related to the redemption of preferred equity in a Grace subsidiary, partially offset by $13.3 million of gains from the sale of assets not part of our production operations.
•Other income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary, $14.3 million loss related to the sale of our ownership interest in the Nippon Aluminum Alkyls joint venture and $1.9 million of charges for asset retirement obligations at a site not part of our operations, partially offset by $19.8 million of income from PIK dividends of the preferred equity in a Grace subsidiary prior to redemption and a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the year ended December 31, 2024 recorded in:
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

Albemarle Corporation and Subsidiaries

Energy Storage

In thousands	2025	2024	$ Change	% Change
Net sales	$2,710,035	$3,015,121	$(305,086)	(10)%
•$591.6 million decrease attributable to unfavorable pricing impacts, primarily in battery- and tech-grade lithium carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$285.7 million increase attributable to higher sales volume driven by customer demand

Adjusted EBITDA	$697,215	$757,540	$(60,325)	(8)%
•Unfavorable pricing impacts in lithium carbonate and hydroxide
•Decreased equity earnings from lower pricing from the Windfield joint venture. The impact of lower spodumene pricing offset lower input costs in cost of goods sold
•Savings from restructuring and productivity improvements
•Decreased commission expenses in Chile resulting from lower pricing
•$13.2 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	2025	2024	$ Change	% Change
Net sales	$1,366,435	$1,325,983	$40,452	3%
•$58.3 million increase attributable to higher sales volume related to increased demand
•$24.6 million decrease primarily attributable to unfavorable pricing impacts in lithium specialties, partially offset by favorable pricing in bromine and derivatives
•$6.8 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$275,739	$228,504	$47,235	21%
•Higher sales volume related to increased demand
•Savings from restructuring and productivity improvements
•Lower input costs from raw materials
•Unfavorable pricing impacts
•$2.5 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Ketjen

In thousands	2025	2024	$ Change	% Change
Net sales	$1,066,263	$1,036,422	$29,841	3%
•$24.6 million increase attributable to higher sales volume, primarily in FCC
•$0.7 million increase attributable to increased pricing impacts
•$4.6 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$150,398	$131,066	$19,332	15%
•Higher sales volume, primarily in FCC
•Favorable equity in earnings from unconsolidated investments in CFT
•$1.7 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Corporate

In thousands	2025	2024	$ Change	% Change
Adjusted EBITDA	$(25,359)	$22,668	$(48,027)	NM
•$40.4 million decrease attributable to unfavorable currency exchange impacts, net of a $64.3 million increase in foreign exchange impacts from our Windfield joint venture
•Reduced expenses as part of cost reduction efforts, including compensation costs, outside services and travel and entertainment costs

Albemarle Corporation and Subsidiaries

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
In addition, when assets meet the criteria to be classified as held for sale, the related disposal group is measured at the lower of its carrying amount or its fair value less costs to sell. If the fair value of the disposal group is determined to be lower than the carrying value, the Company would record a non-cash impairment charge in the period the disposal group met the criteria to be classified as held for sale.
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

Albemarle Corporation and Subsidiaries

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, we initially perform a qualitative test (“Step 0”), where we first assesses qualitative factors to determine whether it is more likely than not that the fair value of the reporting units is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, we determine it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, we perform a quantitative test (“Step 1”). During Step 1, we estimate the fair value using either a discounted cash flow model (income) approach or a combination of the discounted cash flow model (income) approach and earnings multiple (market) approach (placing equal weighting on the income and market approaches). The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market

Albemarle Corporation and Subsidiaries

approach determines fair value based on a review of observable prices and other relevant information generated by market transactions involving comparable assets, liabilities or businesses. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. We define adjusted EBITDA as earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. For the Energy Storage reporting unit, the revenue growth rates and adjusted EBITDA margins were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties, particularly regarding future market conditions and cost fluctuations. Any adverse changes in these assumptions, such as a decline in demand, increased competition or rising costs could negatively impact the fair value of the reporting units, since they are forecasting future events. We test the recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
During the third quarter of 2025, we made significant progress on the potential divestiture of the Refining Solutions reporting unit. The progression of related discussions indicated it was more likely than not that the fair value of the Refining Solutions reporting unit was less than its carrying value as of September 30, 2025. Accordingly, we performed an interim goodwill impairment test as of that date. Subsequent to the balance sheet date, we entered into definitive agreements on October 23, 2025 and October 25, 2025 to divest our 50% ownership interest in Eurecat S.A., a joint venture within the Refining Solutions reporting unit, and to divest the controlling ownership interest in the remaining Refining Solutions business, respectively. The agreed upon transaction prices in these agreements corroborate the conclusion reached in the interim impairment analysis that the carrying value of the Refining Solutions reporting unit exceeded its fair value as of September 30, 2025. As a result, we recorded a $181.1 million non-cash goodwill impairment charge, representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment.
The Company performed its annual goodwill impairment test as of October 31, 2025. No evidence of impairment was noted for the reporting units with goodwill balances from the analysis.
We assess our indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows us to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2025, no evidence of impairment was noted from the analysis for our indefinite-lived intangible assets.
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

Albemarle Corporation and Subsidiaries

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
During 2025, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
Our U.S. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2025, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2025 measurement date.
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
At December 31, 2025, the weighted-average discount rate for the U.S. pension plans decreased to 5.43% from 5.65%, and increased for foreign pension plans to 4.50% from 4.04% to reflect market conditions as of the December 31, 2025 measurement date. The discount rate for the OPEB plans at December 31, 2025 and 2024 was 5.45% and 5.67%, respectively.
In estimating the expected return on plan assets, we consider past performance and future expectations for the types of investments held by the plan as well as the expected long-term allocations of plan assets to these investments. For the years 2025 and 2024, the weighted-average expected rate of return on U.S. pension plan assets was 6.70% and 6.88%, respectively, and the weighted-average expected rate of return on foreign pension plan assets was 6.52% and 5.95%, respectively. Effective January 1, 2026, the weighted-average expected rate of return on U.S. and foreign pension plan assets is 6.00% and 6.35%, respectively.
In projecting the rate of compensation increase, we consider past experience in light of changes in inflation rates. At December 31, 2025 and 2024, the assumed weighted-average rate of compensation increase was 2.83% and 3.65%, respectively, for our foreign pension plans.

For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2025 and 2024, we used the Pri-2012 Mortality Tables along with the MP-2021 Mortality Improvement Scale, respectively, published by the SOA.
At December 31, 2025, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
A variance in the assumptions discussed above would have an impact on the projected benefit obligations, the accrued OPEB liabilities, and the annual net periodic pension and OPEB cost. The following table reflects the sensitivities associated with a hypothetical change in certain assumptions, primarily in the U.S. (in thousands):

Albemarle Corporation and Subsidiaries

	(Favorable) Unfavorable
	1% Increase		1% Decrease
	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost	Increase (Decrease) in Benefit Obligation	Increase (Decrease) in Benefit Cost
Actuarial Assumptions
Discount Rate:
Pension	$(54,506)	$2,598	$63,667	$(3,210)
Other postretirement benefits	$(3,975)	$202	$4,597	$(253)
Expected return on plan assets:
Pension	*	$(5,241)	*	$5,241
* Not applicable.
Of the $545.1 million total pension and postretirement assets at December 31, 2025, $8.1 million, or approximately 1%, are measured using the net asset value as a practical expedient. Gains or losses attributable to these assets are recognized in the consolidated balance sheets as either an increase or decrease in plan assets. See Note 13, “Pension Plans and Other Postretirement Benefits,” to our consolidated financial statements included in Part II, Item 8 of this report.
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
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, we are no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2022. Due to the statute of limitations, we also are no longer subject to U.S. state income tax audits prior to 2019.
With respect to jurisdictions outside the U.S., several audits are in process. We have audits ongoing for the years 2017 through 2024 related to Australia, Belgium, Chile, China and Germany, some of which are for entities that have since been divested.
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

Albemarle Corporation and Subsidiaries

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
Cash Flow
Our cash and cash equivalents were $1.6 billion at December 31, 2025 as compared to $1.2 billion at December 31, 2024. Cash provided by operating activities was $1.3 billion, $687.9 million and $1.3 billion during the years ended December 31, 2025, 2024 and 2023, respectively.
The increase in cash provided by operating activities in 2025 versus 2024 was primarily due to the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025 and increased earnings from Specialties and Ketjen, partially offset by a decrease in cash flows from working capital changes, lower dividends received from unconsolidated investments and decreased earnings from the Energy Storage segment, driven by lower average lithium market prices in 2025. Net cash inflows from working capital changes in 2025 were primarily driven by lower inventories and accounts receivable, as well as increased accounts payable from focused working capital management and lower lithium prices. The inflow from working capital in 2024 was primarily driven by working capital management and the impact of lower lithium pricing in inventories and accounts receivable. This was partially offset by lower accounts payable driven by similar lower lithium pricing. The decrease in cash provided by operating activities in 2024 versus 2023 was primarily due to decreased earnings from the Energy Storage and Specialties segments, driven by lower lithium market prices, and $1.7 billion less dividends received from unconsolidated investments, partially offset by positive working capital changes year-over-year of $2.3 billion. The inflow from working capital in 2024 was primarily driven by working capital management and the impact of lower lithium pricing in inventories and accounts receivables. This was partially offset by lower accounts payable driven by similar lower lithium pricing. Working capital outflows in 2023 were driven by higher inventory balances from higher cost spodumene and accounts receivable balances from higher net sales.
During 2025, cash on hand, cash provided by operations and $288.0 million received from the redemption of preferred equity funded $589.8 million of capital expenditures for plant, machinery and equipment, the repayment of long-term debt of $505.7 million (primarily related to the 1.125% notes that matured in November 2025), dividends to common shareholders of $190.5 million and dividends to mandatory convertible preferred shareholders of $166.8 million. During 2024, cash on hand, cash provided by operations and net proceeds from the issuance of mandatory convertible preferred stock of $2.2 billion funded $1.7 billion of capital expenditures for plant, machinery and equipment, the repayment of a net balance of $620.0 million of commercial paper, dividends to common shareholders of $188.5 million and dividends to mandatory convertible preferred shareholders of $122.7 million. During 2023, cash on hand, cash provided by operations and net proceeds from net borrowings of commercial paper and long-term debt of $944.2 million funded $2.1 billion of capital expenditures for plant, machinery and equipment, net; approximately $380 million paid to MRL for the restructuring of the MARBL joint venture; $218.5 million to resolve the legal matter with the DOJ and SEC; investments in marketable securities, primarily public equity securities, of

Albemarle Corporation and Subsidiaries

$204.5 million; and dividends to shareholders of $187.2 million. In addition, during the years ended December 31, 2025, 2024 and 2023, our consolidated joint venture, JBC, declared dividends of $99.8 million, $149.8 million and $149.7 million, respectively, which resulted in dividends paid to noncontrolling interests of $18.2 million, $37.2 million and $105.6 million ($53.1 million declared in 2022 was paid in the first quarter of 2023), respectively.
On October 25, 2025, we signed a definitive agreement to divest the controlling ownership interest of Ketjen’s Refining Solutions business, as a result of which we will initially own approximately 49% of the divested business through our ownership interest in ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”). The Refining Solutions business is defined as our Ketjen reportable segment, excluding its PCS business and our 50% ownership interest in Eurecat S.A. Following the completion of the Refining Solutions Business Transaction, we will receive an estimated $536 million in cash and will own 49% of the common units of Holdco. We expect the Refining Solutions Business Transaction to be completed in the first quarter of 2026, subject to customary closing conditions.
In a separate transaction, on January 23, 2026, we completed the sale of our 50% ownership interest in Eurecat S.A. for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash, to Axens SA.
Upon closing of both divestitures, we expect to receive an approximate total of $660 million in cash proceeds. We expect to use these proceeds for debt reduction and other general corporate purposes. As a result of entering into these definitive agreements, we recorded a non-cash goodwill impairment charge in the third quarter of 2025 of $181.1 million, representing the full value of goodwill associated with the Refining Solutions reporting unit as of September 30, 2025. In addition, upon classification as held for sale during the fourth quarter of 2025, the Company recorded a $245.6 million non-cash long-lived asset impairment charge to reduce the carrying amount of the Refining Solutions business to its fair value less costs to sell as of December 31, 2025.
In June 2025, the Company redeemed the preferred equity of a Grace subsidiary (originally issued as part of the proceeds from the sale of the FCS business in 2021) for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. Prior to its redemption, the preferred equity had a fair value of $326.0 million, which was reported in Investments in the consolidated balance sheets. Following the redemption, we recorded a loss of $38.0 million within Other income, net in the year ended December 31, 2025, representing the difference between the cash received and the recorded fair value.
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation. During the year ended December 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts through 2029.
Beginning in 2024, we took proactive actions to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. As part of these actions, we transitioned to a new operating structure from two core global business units to a fully integrated functional model (excluding Ketjen), stopped construction of Kemerton Train 3 and 4, placed Kemerton Train 2 into care and maintenance, as well as deferred spending and investments in certain other capital projects. Additionally, as part of this restructuring plan, we placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $1.0 billion, severance and employee benefits of $72.3 million, contract cancellation costs of $63.3 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $46.5 million. In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, which is expected to result in an estimated $150 million to $225 million of cash related charges resulting primarily from decommissioning costs, contract cancellation costs, severance expenses and asset disposal costs (the “Cost Actions”). We expect charges related to these Cost Actions to primarily be recorded in 2026 and the majority of these Cost Actions to be completed in 2026, with the remainder expected to be completed in 2027.
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

Albemarle Corporation and Subsidiaries

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
Capital expenditures were $589.8 million, $1.7 billion and $2.2 billion for the years ended December 31, 2025, 2024 and 2023, respectively, and were incurred mainly for plant, machinery and equipment. The lower capital expenditures in 2025 compared to prior years reflect reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures. During the years ended December 31, 2024 and 2023, capital expenditures for the construction of Kemerton Trains 3 and 4, that were subsequently written off as part of the restructuring actions described above, were $296.2 million and $535.7 million, respectively.
The Company is permitted to repurchase up to a maximum of 15,000,000 shares under a share repurchase program authorized by our Board of Directors. There were no shares of our common stock repurchased during 2025, 2024 or 2023. At December 31, 2025, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.
Net current assets increased to approximately $2.2 billion at December 31, 2025 from $1.9 billion at December 31, 2024. The increase is primarily due to an increased cash balance from the receipt of an Energy Storage customer prepayment of $350.0 million and $288.0 million from the redemption of the Grace preferred stock in 2025. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
At December 31, 2025 and 2024, our cash and cash equivalents included $1.1 billion and $833.7 million, respectively, held by our foreign subsidiaries. The majority of these foreign cash balances are associated with earnings that we have asserted are indefinitely reinvested and which we plan to use to support our continued growth plans outside the U.S. through funding of capital expenditures, acquisitions, research, operating expenses or other similar cash needs of our foreign operations. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. For the years ended December 31, 2024 and 2023, we repatriated approximately $32.7 million and $2.9 million of cash, respectively, as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the year ended December 31, 2025.
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

Albemarle Corporation and Subsidiaries

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
Our Euro notes issued in 2019 are unsecured and unsubordinated obligations and rank equally in right of payment to all our other unsecured senior obligations. The Euro notes are effectively subordinated to all of our existing or future secured indebtedness and to the existing and future indebtedness of our subsidiaries. As is customary for such long-term debt instruments, the outstanding notes have terms that allow us to redeem the notes before their maturity, in whole at any time or in part from time to time, at a redemption price equal to the greater of (i) 100% of the principal amount of the notes to be redeemed and (ii) the sum of the present values of the remaining scheduled payments of principal thereof and interest thereon (exclusive of interest accrued to, but excluding, the date of redemption) discounted to the redemption date on an annual basis using the bond rate (as defined in the indentures governing these notes) plus 35 basis points plus accrued and unpaid interest on the principal amount being redeemed to, but excluding, the date of redemption. Holders may require us to purchase such notes at 101% upon a change of control triggering event, as defined in the indenture. These notes are subject to typical events of default, including bankruptcy and insolvency events, nonpayment and the acceleration of certain subsidiary indebtedness exceeding $100 million caused by a nonpayment default.
On October 31, 2024, we amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and currently matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of December 31, 2025. There were no borrowings outstanding under the 2022 Credit Agreement as of December 31, 2025.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to (i) 5.00:1.0 as of the end of the fourth quarter of 2025, (ii) 4.75:1.0 as of the end of each of the first and

Albemarle Corporation and Subsidiaries

second quarters of 2026, and (iii) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from the issuance of funded debt in excess of $500 million.
The amended second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than (i) 2.50:1.0 for the fourth quarter of 2025, and (ii) 3.00:1.0 for all fiscal quarters thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated. The Company expects to maintain compliance with the amended financial covenants in the near future. However, a significant downturn in lithium market prices or demand could impact the Company’s ability to maintain compliance with its amended financial covenants and it could require the Company to seek additional amendments to the 2022 Credit Agreement and/or issue debt or equity securities to fund its activities and maintain financial flexibility. If the Company were unable to obtain such necessary additional amendments, this could lead to an event of default and its lenders could require the Company to repay its outstanding debt. In that situation, the Company may not be able to raise sufficient debt or equity capital, or divest assets, to refinance or repay the lenders.
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is limited to $1.5 billion, while the aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days from the date of issue. The definitive documents relating to the commercial paper program contain customary representations, warranties, default and indemnification provisions. During the year ended December 31, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of Mandatory Convertible Preferred Stock. There were no commercial paper notes outstanding as of December 31, 2025.
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At December 31, 2025 and 2024, there were $159.4 million and $74.5 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $3.1 billion at December 31, 2025, compared to $3.1 billion at December 31, 2024. In addition, at December 31, 2025, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $104.5 million under other existing lines of credit, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that as of December 31, 2025 we were, and currently are, in compliance with all of our debt covenants. For additional information about our long-term debt obligations, see Note 12, “Long-Term Debt,” to our consolidated financial statements included in Part II, Item 8 of this report.
Off-Balance Sheet Arrangements
In the normal course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $102.6 million at December 31, 2025. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.

Albemarle Corporation and Subsidiaries

Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. For example, as noted previously, in the first quarter of 2026, we expect to close on two divestitures and receive approximately $660 million in cash proceeds to be used for debt reduction and other general corporate purposes. We also could borrow under our credit facilities or issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to continue to maintain financial flexibility by continuing our cost savings initiative, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, with respect to our use of cash, we will focus on deleveraging, investing in growth of the businesses and returning value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or the issuance of debt or equity securities, in addition to use of cash on hand.
We expect our capital expenditures to be between $550 million and $600 million in 2026, in line with the $589.8 million of capital expenditures in 2025. The forecasted capital expenditures in 2026 reflects the new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
The Company’s restructuring actions that began in 2024 are part of a broader effort focused on preserving its world-class resource advantages, optimizing its global conversion network, improving the Company’s cost competitiveness and efficiency, reducing capital intensity and enhancing the Company’s financial flexibility. While we have achieved our $400 million per year cost and productivity improvement target resulting from the comprehensive review of our cost and operating structure, we will continue to be focused on our cost and operating structure going forward.
In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, which is expected to result in an estimated $150 million to $225 million of cash related charges resulting primarily from decommissioning costs, contract cancellation costs, severance expenses and asset disposal costs. We expect the charges related to these Cost Actions to primarily be recorded in 2026 and the majority of these Cost Actions to be completed in 2026, with the remainder expected to be completed in 2027.
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $180.6 million at any one time. These agreements are uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. During the year ended December 31, 2025, we sold and removed approximately $257.4 million of accounts receivable under these master receivables purchase agreements. We incurred approximately $1.1 million of fees associated with the master receivables purchase agreements during the year ended December 31, 2025. Costs associated with the sales of receivables are reflected in the consolidated statements of (loss) income for the periods in which the sales occur.
In 2022, we announced we had been awarded an approximately $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electrical grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina, location. We expect the concentrator facility to create hundreds of construction and full-time jobs and to produce approximately 420,000 tons of spodumene concentrate annually. To further support the restart of the Kings Mountain mine, in 2023, we announced a $90 million critical materials award from the U.S. Department of Defense. Since inception of the award, the Company has received $25.2 million of these funds.
Overall, with generally strong cash-generative businesses and various capital resources, we believe we have, and will be able to maintain a solid liquidity position. In order to maintain financial flexibility, we may issue additional debt or equity securities to fund future debt maturities, capital spending and other cash outlays. Our annual maturities of long-term debt as of December 31, 2025 are as follows (in millions): 2026—$74.1; 2027—$710.0; 2028—$648.6; 2029—$231.6; 2030—$60.0; thereafter—$1,531.1. In addition, we expect to make interest payments on those long-term debt obligations as follows (in millions): 2026—$120.8; 2027—$103.1; 2028—$89.7; 2029—$80.2; 2030—$74.8; thereafter—$852.9. For variable-rate debt

Albemarle Corporation and Subsidiaries

obligations, projected interest payments are calculated using the December 31, 2025 weighted average interest rate of approximately 1.40%.
As of December 31, 2025, we have committed to approximately $133.9 million of payments to third-party vendors in the normal course of business to secure raw materials for our production processes, with approximately $66.2 million to be paid in 2026. In order to secure materials, sometimes for long durations, these contracts mandate a minimum amount of product to be purchased at predetermined rates over a set timeframe.
See Note 18, “Leases,” to our consolidated financial statements included in Part II, Item 8 of this report for our annual expected payments under our operating lease obligations at December 31, 2025.
In 2026, we expect to pay the remaining $44.6 million balance from the transition tax on foreign earnings as a result of the Tax Cuts and Jobs Act (“TCJA”) signed into law in December 2017. The one-time transition tax imposed by the TCJA was based on our total post-1986 earnings and profits that we previously deferred from U.S. income taxes and was payable over an eight-year period, with the final payment to be made in 2026.
Contributions to our domestic and foreign qualified and nonqualified pension plans, including our supplemental executive retirement plan, are expected to approximate $13 million in 2026. We may choose to make additional pension contributions in excess of this amount. We made contributions of approximately $18.5 million to our domestic and foreign pension plans (both qualified and nonqualified) during the year ended December 31, 2025.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $259.2 million and $259.6 million at December 31, 2025 and 2024, respectively. Related assets for corresponding offsetting benefits recorded in Other assets totaled $75.8 million and $74.8 million at December 31, 2025 and 2024, respectively. We cannot estimate the amounts of any cash payments during the next twelve months associated with these liabilities and are unable to estimate the timing of any such cash payments in the future at this time.
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
Although we maintain business relationships with a diverse group of financial institutions as sources of financing, an adverse change in any of their credit standing could lead them to not honor their contractual credit commitments to us, decline funding under our existing but uncommitted lines of credit with them, not renew their extensions of credit or not provide new financing to us. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the stability of the banking system, future pandemics or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. If the U.S. Federal Reserve or similar national reserve banks in other countries decide to continue tightening the monetary supply, we may incur increased borrowing costs (as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations), although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
We had cash and cash equivalents totaling $1.6 billion as of December 31, 2025, of which $1.1 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program.
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

Albemarle Corporation and Subsidiaries

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
Prior to January 1, 2024, the Parent Guarantor conducted its U.S. Specialties and Ketjen operations directly, and conducted its other operations (other than operations conducted through the Issuer) through the Non-Guarantors. Effective January 1, 2024, the Company transferred its U.S. Ketjen operations to a separate non-guarantor subsidiary and its results are no longer included within the summarized Parent Guarantor and Issuer financial information below.
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
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2025
Net sales(a)	$741,274
Gross profit	238,415
Loss before income taxes and equity in net income of unconsolidated investments(b)	(315,779)
Net loss attributable to the Guarantor and the Issuer	(324,323)
(a)    Includes net sales to Non-Guarantors of $419.2 million for the year ended December 31, 2025.
(b)    Includes intergroup expenses to Non-Guarantors of $5.6 million for the year ended December 31, 2025.
Summarized Balance Sheet

At December 31,
$ in thousands	2025
Current assets(a)	$2,477,653
Net property, plant and equipment	1,917,878
Other non-current assets(b)	1,555,670

Current liabilities(c)	$4,322,260
Long-term debt	2,254,535
Other non-current liabilities(d)	5,227,721

Albemarle Corporation and Subsidiaries

(a)    Includes receivables from Non-Guarantors of $1.8 billion at December 31, 2025.
(b)    Includes non-current receivables from Non-Guarantors of $1.2 billion at December 31, 2025.
(c)    Includes current payables to Non-Guarantors of $4.0 billion at December 31, 2025.
(d)    Includes non-current payables to Non-Guarantors of $4.9 billion at December 31, 2025.
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

Albemarle Corporation and Subsidiaries

The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor.
Summarized Statement of Operations

Year ended December 31,
$ in thousands	2025
Net sales(a)	$521,976
Gross profit	296,868
Loss before income taxes and equity in net income of unconsolidated investments(b)	(237,553)
Net loss attributable to the Subsidiary Guarantor and the Parent Issuer	(254,488)
(a)    Includes net sales to Non-Guarantors of $199.9 million for the year ended December 31, 2025.
(b)    Includes intergroup income from Non-Guarantors of $5.0 million for the year ended December 31, 2025.
Summarized Balance Sheet

At December 31,
$ in thousands	2025
Current assets(a)	$2,520,047
Net property, plant and equipment	790,786
Other non-current assets(b)	667,148

Current liabilities(c)	$4,284,798
Long-term debt	2,621,531
Other non-current liabilities(d)	5,247,889
(a)    Includes current receivables from Non-Guarantors of $1.9 billion at December 31, 2025.
(b)    Includes noncurrent receivables from Non-Guarantors of $278.3 million at December 31, 2025.
(c)    Includes current payables to Non-Guarantors of $4.0 billion at December 31, 2025.
(d)    Includes non-current payables to Non-Guarantors of $4.9 billion at December 31, 2025.
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

Albemarle Corporation and Subsidiaries

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
Our environmental and safety operating costs charged to expense were $76.0 million, $87.5 million and $73.0 million during the years ended December 31, 2025, 2024 and 2023, respectively, excluding depreciation of previous capital expenditures, and are expected to be in the same range in the next few years. Costs for remediation have been accrued and payments related to sites are charged against accrued liabilities, which totaled $20.5 million and $20.0 million at December 31, 2025 and 2024. See Note 15, “Commitments and Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report for a reconciliation of our environmental liabilities for the years ended December 31, 2025, 2024 and 2023.
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
Capital expenditures for pollution-abatement and safety projects, including such costs that are included in other projects, were approximately $54.6 million, $54.4 million and $116.7 million during the years ended December 31, 2025, 2024 and 2023, respectively. In the future, capital expenditures for these types of projects may increase due to more stringent environmental regulatory requirements and our efforts in reaching sustainability goals. Management’s estimates of the effects of compliance with governmental pollution-abatement and safety regulations are subject to (a) the possibility of changes in the applicable statutes and regulations or in judicial or administrative construction of such statutes and regulations and (b) uncertainty as to whether anticipated solutions to pollution problems will be successful, or whether additional expenditures may prove necessary.

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

Albemarle Corporation and Subsidiaries

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
At December 31, 2025, our financial instruments subject to foreign currency exchange risk primarily consisted of foreign currency forward contracts with an aggregate notional value of $2.4 billion and with a fair value representing a net liability position of $2.6 million. Fluctuations in the value of these contracts are intended to offset the changes in the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of December 31, 2025, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $105.4 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $105.7 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of December 31, 2025, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
We are exposed to changes in interest rates that could impact our results of operations and financial condition. We manage global interest rate and foreign exchange exposure as part of our regular operational and financing strategies. We had variable interest rate borrowings of $17.9 million and $27.5 million outstanding at December 31, 2025 and 2024, respectively. These borrowings represented 1% of total outstanding debt and bore average interest rates of 1.40% and 0.33% at December 31, 2025 and 2024, respectively. A hypothetical 100 basis point increase in the average interest rate applicable to these borrowings would change our annualized interest expense by approximately $0.2 million as of December 31, 2025. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria for effective internal control over financial reporting described in the Internal Control—Integrated Framework 2013 set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of December 31, 2025, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States. The concept of reasonable assurance is based on the recognition that there are inherent limitations in all systems of internal control. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/S/ J. KENT MASTERS

J. Kent Masters
Chairman, President and Chief Executive Officer
(principal executive officer)
February 11, 2026

Albemarle Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Albemarle Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Albemarle Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of (loss) income, of comprehensive (loss) income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Interim and Annual Goodwill Impairment Assessments – Energy Storage Reporting Unit
As described in Notes 1 and 10 to the consolidated financial statements, the Company’s goodwill balance was $1,499.7 million as of December 31, 2025, and the goodwill associated with the Energy Storage reporting unit was $1,467.0 million. Management tests the Company’s recorded goodwill for impairment in the fourth quarter of each year or upon the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of the Company’s reporting units below their carrying amounts. Management performed the annual goodwill impairment test by comparing the estimated fair value of the reporting unit to the related carrying value. Management estimated the fair value using a discounted cash flow model (income) approach. For the Energy Storage reporting unit, the revenue growth rates and adjusted earnings before interest and financing expenses, income tax expenses, and depreciation and amortization (“EBITDA”) margins were deemed by management to be significant assumptions.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Energy Storage reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the Energy Storage reporting unit and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates and adjusted EBITDA margins.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Energy Storage reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Energy Storage reporting unit; (ii) evaluating the appropriateness of the income approach used by management; (iii) testing the completeness and accuracy of underlying data used in the income approach; and (iv) evaluating the reasonableness of the significant assumptions used by management related to revenue growth rates and adjusted EBITDA margins. Evaluating management’s assumptions related to revenue growth rates and adjusted EBITDA margins involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the Energy Storage reporting unit; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit.

/s/ PricewaterhouseCoopers LLP
Charlotte, North Carolina
February 11, 2026

We have served as the Company’s auditor since 1994.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In Thousands, Except Per Share Amounts)
Year Ended December 31	2025	2024	2023
Net sales	$5,142,733	$5,377,526	$9,617,203
Cost of goods sold(a)	4,474,014	5,314,987	8,431,294
Gross profit	668,719	62,539	1,185,909
Selling, general and administrative expenses	550,036	618,048	910,002
Goodwill impairment charges	181,070	—	—
Long-lived asset impairment charges	245,600	—	—
Restructuring charges and asset write-offs	7,699	1,134,316	9,491
Research and development expenses	51,398	86,720	85,725
Gain on change in interest in properties/sale of business, net	—	—	(71,190)
Operating (loss) profit	(367,084)	(1,776,545)	251,881
Interest and financing expenses	(207,651)	(165,619)	(116,072)
Other income, net	22,662	178,339	110,929
(Loss) income before income taxes and equity in net income of unconsolidated investments	(552,073)	(1,763,825)	246,738
Income tax expense	156,881	87,085	430,277
Loss before equity in net income of unconsolidated investments	(708,954)	(1,850,910)	(183,539)
Equity in net income of unconsolidated investments (net of tax)	243,744	715,433	1,854,082
Net (loss) income	(465,210)	(1,135,477)	1,670,543
Net income attributable to noncontrolling interests	(45,418)	(43,972)	(97,067)
Net (loss) income attributable to Albemarle Corporation	(510,628)	(1,179,449)	1,573,476
Mandatory convertible preferred stock dividends	(166,750)	(136,647)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(677,378)	$(1,316,096)	$1,573,476
Basic (loss) earnings per share attributable to common shareholders	$(5.76)	$(11.20)	$13.41
Diluted (loss) earnings per share attributable to common shareholders	$(5.76)	$(11.20)	$13.36
Weighted-average common shares outstanding—basic	117,664	117,516	117,317
Weighted-average common shares outstanding—diluted	117,664	117,516	117,766
(a)Included purchases from related unconsolidated affiliates of $534.0 million, $1.7 billion and $2.3 billion for the years ended December 31, 2025, 2024 and 2023, respectively.

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In Thousands)
Year Ended December 31	2025	2024	2023
Net (loss) income	$(465,210)	$(1,135,477)	$1,670,543
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	407,873	(210,534)	26,403
Cash flow hedge	(428)	(2,935)	5,851
Total other comprehensive income (loss), net of tax	407,445	(213,469)	32,254
Comprehensive (loss) income	(57,765)	(1,348,946)	1,702,797
Comprehensive income attributable to noncontrolling interests	(45,608)	(44,039)	(97,185)
Comprehensive (loss) income attributable to Albemarle Corporation	$(103,373)	$(1,392,985)	$1,605,612

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED BALANCE SHEETS

(In Thousands)
December 31	2025	2024
Assets
Current assets:
Cash and cash equivalents	$1,618,001	$1,192,230
Trade accounts receivable, less allowance for credit losses (2025—$4,578; 2024—$5,201)	593,502	742,201
Other accounts receivable	105,110	238,384
Inventories	1,179,271	1,502,531
Other current assets	140,440	166,916
Current assets held for sale	371,815	—
Total current assets	4,008,139	3,842,262
Property, plant and equipment, at cost	11,768,840	12,523,368
Less accumulated depreciation and amortization	3,156,429	3,191,898
Net property, plant and equipment	8,612,411	9,331,470
Investments	900,926	1,117,739
Other assets	647,185	504,711
Goodwill	1,499,657	1,582,714
Other intangibles, net of amortization	214,233	230,753
Noncurrent assets held for sale	491,660	—
Total assets	$16,374,211	$16,609,649
Liabilities and Equity
Current liabilities:
Accounts payable to third parties	$779,160	$793,455
Accounts payable to related parties	134,369	150,432
Accrued expenses	521,831	467,997
Current portion of long-term debt	74,077	398,023
Dividends payable	61,387	61,282
Income taxes payable	35,467	95,275
Current liabilities held for sale	191,753	—
Total current liabilities	1,798,044	1,966,464
Long-term debt	3,119,464	3,118,142
Postretirement benefits	44,744	31,930
Pension benefits	117,361	116,192
Other noncurrent liabilities	1,084,892	819,204
Deferred income taxes	368,275	358,029
Noncurrent liabilities held for sale	59,970	—
Commitments and contingencies (Note 15)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value (authorized 275,000 shares), issued and outstanding — 117,716 in 2025 and 117,560 in 2024	1,178	1,176
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized - 15,000, issued and outstanding - 2,300 in 2025 and 2024	2,235,105	2,235,105
Additional paid-in capital	3,018,213	2,985,606
Accumulated other comprehensive loss	(334,807)	(742,062)
Retained earnings	4,613,676	5,481,692
Total Albemarle Corporation shareholders’ equity	9,533,365	9,961,517
Noncontrolling interests	248,096	238,171
Total equity	9,781,461	10,199,688
Total liabilities and equity	$16,374,211	$16,609,649

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(In Thousands, Except Share Data)
	Common Stock		Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Shares	Amounts	Shares	Amounts
Balance at January 1, 2023	117,168,366	$1,172	—	$—	$2,940,840	$(560,662)	$5,601,277	$7,982,627	$208,220	$8,190,847
Net income							1,573,476	1,573,476	97,067	1,670,543
Other comprehensive income						32,136		32,136	118	32,254
Common stock dividends declared, $1.60 per common share							(187,738)	(187,738)	(52,486)	(240,224)
Stock-based compensation					38,957			38,957		38,957
Exercise of stock options	3,124	—			190			190		190
Issuance of common stock, net	298,781	3			(3)			—		—
Withholding taxes paid on stock-based compensation award distributions	(114,001)	(1)			(27,467)			(27,468)		(27,468)
Balance at December 31, 2023	117,356,270	$1,174	—	$—	$2,952,517	$(528,526)	$6,987,015	$9,412,180	$252,919	$9,665,099
Net (loss) income							(1,179,449)	(1,179,449)	43,972	(1,135,477)
Other comprehensive (loss) income						(213,536)		(213,536)	67	(213,469)
Common stock dividends declared, $1.61 per common share							(189,227)	(189,227)	(55,363)	(244,590)
Mandatory convertible preferred stock cumulative dividends							(136,647)	(136,647)		(136,647)
Stock-based compensation					33,062			33,062		33,062
Exercise of stock options	6,570	—			374			374		374
Issuance of common stock, net	300,877	3			11,543			11,546		11,546
Issuance of mandatory convertible preferred stock, net			2,300,000	2,235,105				2,235,105		2,235,105
Sale of noncontrolling interest					—			—	(3,424)	(3,424)
Withholding taxes paid on stock-based compensation award distributions	(103,943)	(1)			(11,890)			(11,891)		(11,891)
Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net (loss) income							(510,628)	(510,628)	45,418	(465,210)
Other comprehensive income						407,255		407,255	190	407,445
Common stock dividends declared, $1.62 per common share							(190,638)	(190,638)	(37,463)	(228,101)
Mandatory convertible preferred stock cumulative dividends							(166,750)	(166,750)		(166,750)
Stock-based compensation					36,627			36,627		36,627
Exercise of stock options	48,104	—			3,240			3,240		3,240
Issuance of common stock, net	150,677	2			(2)			—		—
Change in ownership interest of noncontrolling interest								—	1,780	1,780
Withholding taxes paid on stock-based compensation award distributions	(42,680)	—			(7,258)			(7,258)		(7,258)
Balance at December 31, 2025	117,715,875	$1,178	2,300,000	$2,235,105	$3,018,213	$(334,807)	$4,613,676	$9,533,365	$248,096	$9,781,461

See accompanying notes to the consolidated financial statements.

Albemarle Corporation and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)
Year Ended December 31	2025	2024	2023
Cash and cash equivalents at beginning of year	$1,192,230	$889,900	$1,499,142
Cash flows from operating activities:
Net (loss) income	(465,210)	(1,135,477)	1,670,543
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	658,678	588,638	429,944
Non-cash goodwill impairment charges	181,070	—	—
Non-cash long-lived asset impairment charges	245,600	—	—
Non-cash restructuring and asset write-offs	—	1,013,444	—
Gain on change in interest in properties/sale of business, net	—	—	(71,190)
Stock-based compensation and other	40,271	32,141	36,545
Equity in net income of unconsolidated investments (net of tax)	(243,744)	(715,433)	(1,854,082)
Dividends received from unconsolidated investments and nonmarketable securities	93,739	358,933	2,000,862
Pension and postretirement expense (benefit)	23,377	(5,274)	(1,658)
Pension and postretirement contributions	(20,441)	(19,379)	(17,866)
Realized loss on investments in marketable securities	—	33,746	—
Unrealized (gain) loss on investments in marketable securities	(14,088)	30,073	39,864
Loss on early extinguishment of debt	7,471	—	—
Deferred income taxes	81,169	(230,406)	100,877
Changes in current assets and liabilities, net of effects of acquisitions and divestitures:
Decrease (increase) in accounts receivable	47,315	555,218	(350,655)
Decrease (increase) in inventories	212,351	1,055,036	(353,564)
Decrease (increase) in other current assets	4,027	244,987	(171,870)
Increase (decrease) in accounts payable to third parties	144,208	(462,839)	(315,220)
(Decrease) increase in accounts payable to related parties	(16,063)	(399,398)	31,809
(Decrease) increase in accrued expenses and income taxes payable	(36,753)	(140,099)	253,518
Noncurrent liability changes and other, net	339,290	(116,035)	(101,274)
Net cash provided by operating activities	1,282,267	687,876	1,326,583
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(426,228)
Capital expenditures	(589,801)	(1,680,529)	(2,154,542)
Proceeds from sale of property and equipment	32,812	29,102	—
Proceeds from sale from investments	290,908	—	—
Proceeds (payments) from settlement of foreign currency forward contracts, net	114,236	(15,595)	221,849
Sales (purchases) of marketable securities, net	6,077	82,520	(204,451)
Investments in equity investments and nonmarketable securities	(239)	(270)	(1,200)
Net cash used in investing activities	(146,007)	(1,584,772)	(2,564,572)
Cash flows from financing activities:
Proceeds from issuance of mandatory convertible preferred stock, net of issuance costs	—	2,236,750	—
Proceeds from borrowings of long-term debt and credit agreements	56,728	112,439	356,047
Repayments of long-term debt and credit agreements	(505,736)	(112,439)	(28,862)
Other (repayments) borrowings, net	(5,657)	(631,834)	617,014
Dividends paid to common shareholders	(190,530)	(188,530)	(187,188)
Dividends paid to mandatory convertible preferred shareholders	(166,750)	(122,746)	—
Dividends paid to noncontrolling interests	(18,169)	(37,194)	(105,631)
Proceeds from exercise of stock options	3,240	374	190
Withholding taxes paid on stock-based compensation award distributions	(7,258)	(11,891)	(27,468)
Other	(55)	(3,194)	(191)
Net cash (used in) provided by financing activities	(834,187)	1,241,735	623,911
Net effect of foreign exchange on cash and cash equivalents	123,698	(42,509)	4,836
Increase (decrease) in cash and cash equivalents	425,771	302,330	(609,242)
Cash and cash equivalents at end of year	$1,618,001	$1,192,230	$889,900

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
Revision of Previously Issued Financial Information
As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, during the second quarter of 2025, the Company identified an error in classification within its condensed consolidated statements of cash flows related to the proceeds from settlement and unrealized gains or losses from foreign currency forward contracts, affecting the cash flows from operating activities section, the cash flows from investing activities section and the Net effect of foreign exchange on cash and cash equivalents line of the statements of cash flows. The identified misclassification impacted our previously filed annual financial statements for the fiscal years ended December 31, 2024, 2023 and 2022, and quarterly financial statements for each of the fiscal quarters of fiscal year 2024 and the first fiscal quarter of fiscal year 2025 (collectively, the “Prior Financial Statements”). In addition, the Company made adjustments to correct for other previously identified immaterial errors. The Company assessed the materiality of the error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the resulting misclassification was not material in any of the Prior Financial Statements, individually or in the aggregate. This revision had no impact on the consolidated balance sheets, consolidated statements of income (loss), consolidated statements of comprehensive (loss) income, or consolidated statements of changes in equity of the Prior Financial Statements or notes thereto.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of the revisions to the impacted periods presented in this Annual Report on Form 10-K are shown below (in thousands):

	Year Ended December 31, 2024
	As Reported	Revision	As Revised
Decrease (increase) in inventories	$1,060,297	$(5,261)	$1,055,036
Other, net	(107,104)	(8,931)	(116,035)
Net cash provided by operating activities	702,068	(14,192)	687,876

Capital expenditures	$(1,685,790)	$5,261	$(1,680,529)
Payments for settlement of foreign currency forward contracts, net	—	(15,595)	(15,595)
Net cash used in investing activities	(1,574,438)	(10,334)	(1,584,772)

Net effect of foreign exchange on cash and cash equivalents	$(67,035)	$24,526	$(42,509)

	Year Ended December 31, 2023
	As Reported	Revision	As Revised
Decrease (increase) in inventories	$(358,825)	$5,261	$(353,564)
Other, net	(97,275)	(3,999)	(101,274)
Net cash provided by operating activities	1,325,321	1,262	1,326,583

Capital expenditures	$(2,149,281)	$(5,261)	$(2,154,542)
Proceeds from settlement of foreign currency forward contracts, net	—	221,849	221,849
Net cash used in investing activities	(2,781,160)	216,588	(2,564,572)

Net effect of foreign exchange on cash and cash equivalents	$222,686	$(217,850)	$4,836
Revenue Recognition
Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods and is recognized when performance obligations are satisfied under the terms of contracts with our customers. A performance obligation is deemed to be satisfied when control of the product is transferred to our customer. The transaction price of a contract, or the amount we expect to receive upon satisfaction of all performance obligations, is determined by reference to the contract’s terms and includes adjustments, if applicable, for any variable consideration, such as customer rebates, noncash consideration or consideration payable to the customer, although these adjustments are generally not material. Where a contract contains more than one distinct performance obligation, the transaction price is allocated to each performance obligation based on the standalone selling price of each performance obligation, although these situations are rare and are generally not built into our contracts. Any unsatisfied performance obligations are not material. Standalone selling prices are based on prices we charge to our customers, which in some cases are based on established market prices. Sales and other similar taxes collected from customers on behalf of third parties are excluded from revenue. Our payment terms are generally between 15 to 90 days, however, they vary by market factors, such as customer size, creditworthiness, geography and competitive environment.
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
Included in Trade accounts receivable at December 31, 2025 and 2024 is approximately $538.5 million and $705.8 million, respectively, arising from contracts with customers. The remaining balance of Trade accounts receivable at December 31, 2025 and 2024 primarily includes value-added taxes collected from customers on behalf of various taxing authorities.
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
The Company assigns the useful lives of its property, plant and equipment based upon internal engineering estimates, which are reviewed periodically. The estimated useful lives of our property, plant and equipment range from two to sixty years and depreciation is recorded on the straight-line method, with the exception of our mineral rights and reserves, which are depleted on a units-of-production method.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company evaluates the recovery of our property, plant and equipment annually and when events or changes in circumstances indicate that its carrying amount may not be recoverable. Events that may trigger a test for recoverability include, but are not limited to, significant adverse changes to projected revenues, costs, or capital plans or changes to government regulations that may adversely impact our current or future operations. An impairment is determined to exist if the total projected future cash flows on an undiscounted basis are not recoverable or are less than the carrying amount of a long-lived asset group. We estimate future cash flows based on numerous assumptions, which are consistent or reasonable in relation to internal budgets and projections, and actual future cash flows may be significantly different than the estimates. Significant estimates used include, but are not limited to, market pricing (including lithium index pricing), customer demand, operating and production costs, and the timing and capital costs of expansion and sustaining projects. Significant management judgment is involved in estimating these variables and they include inherent uncertainties since they are forecasting future events.
In addition, when assets meet the criteria to be classified as held for sale, the related disposal group is measured at the lower of their carrying amount or their fair value less costs to sell. If the fair value of the disposal group is determined to be lower than the carrying value, the Company would record a non-cash impairment charge in the period the disposal group met the criteria to be classified as held for sale. See Note 2, “Divestitures,” for further details of the long-lived asset impairment charge recorded in the year ended December 31, 2025.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
We test goodwill for impairment by comparing the estimated fair value of our reporting units to the related carrying value. Our reporting units are either our operating business segments or one level below our operating business segments for which discrete financial information is available and for which operating results are regularly reviewed by the business management. In applying the goodwill impairment test, the Company initially performs a qualitative test (“Step 0”), where it first assesses qualitative factors to determine whether it is more likely than not that the fair value of any reporting unit is less than its carrying value. Qualitative factors may include, but are not limited to, economic conditions, industry and market considerations, cost factors, overall financial performance of the reporting units and other entity and reporting unit specific events. If after assessing these qualitative factors, the Company determines it is “more-likely-than-not” that the fair value of the reporting unit is less than the carrying value, the Company performs a quantitative test (“Step 1”). During Step 1, the Company estimates the fair value using either a discounted cash flow model (income) approach or a combination of the discounted cash flow model (income) approach and earnings multiple (market) approach (placing equal weighting on the income and market approaches). The income approach determines fair value based on discounted cash flow model derived from a reporting unit’s long-term forecasted cash flows. The market approach determines fair value based on a review of observable prices and other relevant information generated by market transactions involving comparable assets, liabilities or businesses. Future cash flows for all reporting units include assumptions about revenue growth rates, adjusted EBITDA margins, discount rate as well as other economic or industry-related factors. The Company defines adjusted EBITDA as earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. For the Energy Storage reporting unit, the revenue growth rates and adjusted EBITDA margins were deemed to be significant assumptions. Significant management judgment is involved in estimating these variables and they include inherent uncertainties, particularly regarding future market conditions and cost fluctuations. Any adverse changes in these assumptions, such as a decline in demand, increased competition or rising costs could negatively impact the fair value of the reporting units, since they are forecasting future events. The Company tests its recorded goodwill for impairment in the fourth quarter of each year or upon

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the occurrence of events or changes in circumstances that would more likely than not reduce the fair value of its reporting units below their carrying amounts.
During the third quarter of 2025, the Company made significant progress on the potential divestiture of the Refining Solutions reporting unit. The progression of related discussions indicated it was more likely than not that the fair value of the Refining Solutions reporting unit was less than its carrying value as of September 30, 2025. Accordingly, the Company performed an interim goodwill impairment test as of that date. Subsequent to the balance sheet date, the Company entered into definitive agreements on October 23, 2025 and October 25, 2025 to divest its 50% ownership interest in Eurecat S.A., a joint venture within the Refining Solutions reporting unit, and to divest the controlling ownership interest in the remaining Refining Solutions business, respectively (see Note 2, “Divestitures,” for further details). The agreed upon transaction prices in these agreements corroborate the conclusion reached in the interim impairment analysis that the carrying value of the Refining Solutions reporting unit exceeded its fair value as of September 30, 2025. As a result, the Company recorded a $181.1 million non-cash goodwill impairment charge, representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment.
The Company performed its annual goodwill impairment test as of October 31, 2025. No evidence of impairment was noted for the reporting units with goodwill balances from the analysis.
The Company assesses its indefinite-lived intangible assets, which include trade names and trademarks, for impairment annually and between annual tests if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. The indefinite-lived intangible asset impairment standard allows the Company to first assess qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if we determine, based on the qualitative assessment, that it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount. If we determine based on the qualitative assessment that it is more likely than not that the asset is impaired, an impairment test is performed by comparing the fair value of the indefinite-lived intangible asset to its carrying amount. During the year ended December 31, 2025, no evidence of impairment was noted from the analysis for the Company’s indefinite-lived intangible assets.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During 2025, we made changes to assumptions related to discount rates and expected rates of return on plan assets. We consider available information that we deem relevant when selecting each of these assumptions.
In selecting the discount rates for the U.S. plans, we consider expected benefit payments on a plan-by-plan basis. As a result, the Company uses different discount rates for each plan depending on the demographics of participants and the expected timing of benefit payments. For 2025, the discount rates were calculated using the results from a bond matching technique developed by Milliman, which matched the future estimated annual benefit payments of each respective plan against a portfolio of bonds of high quality to determine the discount rate. We believe our selected discount rates are determined using preferred methodology under authoritative accounting guidance and accurately reflect market conditions as of the December 31, 2025 measurement date.
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
For the purpose of measuring our U.S. pension and OPEB obligations at December 31, 2025 and 2024, we used the Pri-2012 Mortality Tables along with the MP-2021 Mortality Improvement Scale, respectively, published by the SOA.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Foreign exchange transaction and revaluation (losses) gains were ($18.9) million, $67.5 million and $39.9 million for the years ended December 31, 2025, 2024 and 2023, respectively, and are included in Other income, net, in our consolidated statements of (loss) income, with the unrealized portion included in Noncurrent liability changes and other, net, in our consolidated statements of cash flows.
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
The counterparties to these contractual agreements are major financial institutions with which we generally have other financial relationships. We are exposed to credit loss in the event of nonperformance by these counterparties. However, we do not anticipate nonperformance by the counterparties. We do not utilize financial instruments for trading or other speculative purposes. In the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia and designated it as an effective hedging instrument under ASC 815, Derivatives and Hedging. As a result of the actions taken at Kemerton Trains 3 and 4 during 2024, the Company dedesignated the remaining hedged foreign currency forward contracts. The Company recorded a loss in Other income, net of $26.1 million during the year ended December 31, 2024 from the reclassification of the hedged balance from Accumulated other comprehensive loss. The balance of the settled hedged foreign currency forward contracts associated with the construction of Kemerton Trains 1 and 2 assets that had been placed into service will be reclassified to earnings over the life of the related assets. All other foreign currency forward contracts outstanding at December 31, 2025 and 2024 have not been designated as hedging instruments under ASC 815, Derivatives and Hedging.

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
In December 2023, the FASB issued guidance to require qualitative and quantitative updates to the rate reconciliation and income taxes paid disclosures, among others, in order to enhance the transparency of income tax disclosures, including consistent categories and greater disaggregation of information in the rate reconciliation and disaggregation by jurisdiction of income taxes paid. This Company has adopted this guidance and applied the amendments prospectively for this Annual Report on Form 10-K. See Note 20, “Income Taxes,” for further details.
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
In December 2025, the FASB issued guidance on the recognition, measurement and presentation of government grants received by business entities and amends certain existing disclosure requirements in ASC 832, Government Assistance. This guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. As allowed by its provisions, the Company early-adopted this guidance and applied the amendments on a modified prospective basis for this Annual Report on Form 10-K. See Note 7, “Property, Plant and Equipment,” for further details. The adoption of this guidance does not have a significant impact on our consolidated financial statements.

NOTE 2—Divestitures:
Assets Held For Sale
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of its Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”). The Refining Solutions business being divested and contributed is defined as the Company’s Ketjen reportable segment, excluding its performance catalysts solutions (“PCS”) business and the Company’s 50% ownership interest in Eurecat S.A. (which the Company divested in a separate transaction as described below). Following the completion of the transactions contemplated in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company will receive an estimated $536 million in cash and will own 49% of the common units of Holdco. The Company expects the Refining Solutions Business Transaction to be completed in the first quarter of 2026, subject to customary closing conditions.
The Company’s ownership interest in Holdco, initially representing a 49% interest, will consist of common units that will be junior to the preferred equity in Holdco held by the other ownership group. The preferred equity will accrue dividends, regardless of whether or not declared, for the first five years after the closing of the Refining Solutions Business Transaction, will be convertible into common equity of Holdco at the option of the holder.
In a separate transaction, on January 23, 2026, the Company completed the previously announced sale its 50% ownership interest in Eurecat S.A., a joint venture included in the Refining Solutions reporting unit, for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash, to Axens SA.
The PCS business will continue to be operated by the Company following the completion of these transactions. When the Company determines a reintegration plan for the PCS business, this change in circumstances for the PCS business may indicate

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

that the carrying value of PCS’s long-lived assets are not recoverable and may constitute a triggering event to test for impairment in accordance with Accounting Standards Codification (“ASC”) 360. The Company determined that the agreements to divest the Ketjen reportable segment (excluding PCS) did not represent a triggering event to perform an impairment assessment of the PCS assets as of December 31, 2025. However, if a triggering event were to be identified in the future, the Company would perform an impairment assessment, and if an impairment loss is determined to exist, the Company may record a non-cash impairment loss during the period in which the triggering event occurs. As of December 31, 2025, the carrying value of the PCS assets was approximately $186 million.
During the third quarter of 2025, the Company made significant progress on these divestitures. The progression of related discussions indicated it was more likely than not that the fair value of the Refining Solutions reporting unit was less than its carrying value as of September 30, 2025. Accordingly, the Company performed an interim goodwill impairment test as of that date. As noted above, subsequent to that balance sheet date, the Company entered into these divestiture definitive agreements. The agreed upon transaction prices in these agreements corroborate the conclusion reached in the interim impairment analysis that the carrying value of the Refining Solutions reporting unit exceeded its fair value as of September 30, 2025. As a result, the Company recorded a $181.1 million non-cash goodwill impairment charge, representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment. This nonrecurring fair value measurement is classified as Level 3 within the fair value hierarchy due to the unobservable inputs used.
In connection with the signed Refining Solutions business divestiture agreement, on October 25, 2025, the Company concluded the Refining Solutions business met the criteria to be classified as held for sale in the Company’s consolidated financial statements. As such, the assets and liabilities of this business were included in the current or noncurrent assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheet at December 31, 2025. The Eurecat S.A. investment is separate from the Refining Solutions business transaction, and is not classified as held for sale. Upon classification as held for sale, the Refining Solutions business is measured at the lower of its carrying amount or its fair value less costs to sell. Following the non-cash goodwill impairment charge and based on the key terms of the divestiture agreement, the Company recorded a pre-tax $245.6 million non-cash long-lived asset impairment charge to reduce the carrying amount of the Refining Solutions business to its fair value less costs to sell as of December 31, 2025. The fair value of the Refining Solutions business was measured using the Black-Scholes option-pricing model using key assumptions such as equity volatility, a risk-free rate and certain terms of the agreement. The considerations used are based on current terms, estimates and assumptions and may change as the transactions progress. This nonrecurring fair value measurement is classified as Level 3 within the fair value hierarchy due to the unobservable inputs used.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2025 were as follows (in thousands):

December 31, 2025
Assets
Trade accounts receivable	$179,502
Inventories	188,750
Other current assets	3,563
Current assets held for sale	371,815
Property, plant and equipment, at cost	1,043,529
Less accumulated depreciation and amortization	645,438
Net property, plant and equipment	398,091
Investments(a)	64,125
Other intangibles, net of amortization and other noncurrent assets	29,444
Noncurrent assets held for sale	491,660
Total assets held for sale	$863,475
Liabilities
Accounts payable to third parties	$116,397
Accrued expenses and other current liabilities	75,356
Current liabilities held for sale	191,753
Deferred income taxes	44,311
Other noncurrent liabilities	15,659
Noncurrent liabilities held for sale	59,970
Total liabilities held for sale	$251,723
(a)    Does not include the Company’s Eurecat investments of $81.9 million, which are not part of the Refining Solutions business transaction or classified as held for sale.
Neither the Refining Solutions business nor the investment in Eurecat S.A. qualified for discontinued operations treatment because the Company’s management does not consider these sales as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

NOTE 3—Supplemental Cash Flow Information:
Supplemental information related to the consolidated statements of cash flows is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Income taxes (net of refunds of $159,392, $67,132 and $31,386 in 2025, 2024 and 2023, respectively)	$152,482	$262,845	$319,391
Interest (net of capitalization)	$180,705	$150,689	$101,978

Supplemental non-cash disclosures related to investing and financing activities:
Capital expenditures included in Accounts payable	$120,366	$197,951	$494,029
Common stock issued for annual incentive bonus plan(a)	$—	$11,545	$—
(a)    During the first quarter of 2024, the Company issued 95,003 shares of common stock to certain employees in lieu of cash as payment of a portion of their 2023 annual incentive bonus plan.
Noncurrent liability changes and other, net within Cash flows from operating activities on the consolidated statements of cash flows for the year ended December 31, 2025 included the receipt of a $350.0 million customer prepayment. See Note 14, “Other Noncurrent Liabilities,” for further details. Noncurrent liability changes and other, net within Cash flows from operating activities on the consolidated statements of cash flows for the years ended December 31, 2025, 2024 and 2023 included $44.6

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

million, $82.7 million and $64.4 million, respectively, representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the Tax Cuts and Jobs Act (“TCJA”) in 2017, from Other noncurrent liabilities to Income taxes payable within current liabilities. For additional information, see Note 20, “Income Taxes.” In addition, included in Noncurrent liability changes and other, net for the years ended December 31, 2025, 2024 and 2023 is ($18.9) million, $67.5 million and $39.9 million, respectively, related to (losses) gains on fluctuations in foreign currency exchange rates.

NOTE 4—Other Accounts Receivable:
Other accounts receivable consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Value added tax/consumption tax	$75,107	$213,138
Other	30,003	25,246
Total	$105,110	$238,384

NOTE 5—Inventories:
The following table provides a breakdown of inventories at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Finished goods	$620,738	$912,662
Raw materials and work in process(a)	414,232	429,080
Stores, supplies and other	144,301	160,789
Total(b)	$1,179,271	$1,502,531
(a)Included $297.9 million and $290.6 million at December 31, 2025 and 2024, respectively, of work in process in our Energy Storage segment.
(b)As a result of the decline in lithium market pricing, the Company recorded charges in Cost of goods sold to reduce the value of certain finished goods and spodumene to their net realizable value. The balance of these inventory valuation adjustments totaled $2.7 million and $104.0 million at December 31, 2025 and 2024, respectively. During the years ended December 31, 2025 and 2024, the Company utilized $101.2 million and $500.6 million, respectively, of the inventory valuation adjustments as the inventory was sold, which are included within Decrease (increase) in inventories on the consolidated statements of cash flows.
Approximately 3% of our inventories are valued using the last-in, first-out (“LIFO”) method at both December 31, 2025 and 2024. The portion of our domestic inventories stated on the LIFO basis amounted to $33.4 million and $44.5 million at December 31, 2025 and 2024, respectively, which are below replacement cost by approximately $67.8 million and $67.1 million, respectively.
The Company eliminates the balance of intra-entity profits on purchases of inventory from its equity method investments that remains unsold at the balance sheet in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of (loss) income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $37.2 million and $66.8 million at December 31, 2025 and 2024, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of (loss) income.

NOTE 6—Other Current Assets:
Other current assets consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Income tax receivables	$66,161	$84,975
Prepaid taxes	15,669	217
Other prepaid expenses	56,234	76,974
Other	2,376	4,750
Total	$140,440	$166,916

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7—Property, Plant and Equipment:
Property, plant and equipment, at cost, consist of the following at December 31, 2025 and 2024 (in thousands):

	Useful Lives (Years)	December 31,
		2025	2024
Land	—	$265,587	$295,176
Land improvements	10 – 30	351,394	342,213
Buildings and improvements	10 – 50	936,635	933,188
Machinery and equipment(a)	2 – 45	7,812,518	8,187,422
Mineral rights and reserves	7 – 60	1,759,775	1,755,770
Construction in progress	—	642,931	1,009,599
Total		$11,768,840	$12,523,368
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
The cost of property, plant and equipment is depreciated generally by the straight-line method. Depletion of mineral rights is based on the units-of-production method. Depreciation expense, including depletion, amounted to $632.4 million, $561.4 million and $398.5 million during the years ended December 31, 2025, 2024 and 2023, respectively. Interest capitalized on significant capital projects in 2025, 2024 and 2023 was $18.5 million, $49.0 million and $72.7 million, respectively.
In 2022, the Company announced it has been awarded a nearly $150 million grant from the U.S. Department of Energy to expand domestic manufacturing of batteries for EVs and the electric grid and for materials and components currently imported from other countries. The grant funding is intended to support a portion of the anticipated cost to construct a new, commercial-scale U.S.-based lithium concentrator facility at our Kings Mountain, North Carolina location. The grant will be received over the life of the construction period for the new facility (projected through 2028) as reimbursement for capital expenditures. To further support the restart of the Kings Mountain mine, in 2023, we announced a $90 million critical materials award from the U.S. Department of Defense. As funds are received for both of these grants, the Company will reduce the cost of the assets by the amount of the grant, and income will be recognized by the lower depreciation expense over the useful life of the assets. During the years ended December 31, 2025 and 2024, the Company received $12.8 million and $12.4 million of these funds, respectively, which reduced the cost of Property, plant and equipment on the balance sheet.

NOTE 8—Investments:
Investments include our share of unconsolidated joint ventures, nonmarketable securities and marketable equity securities. The following table details the Company’s investment balances at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Joint ventures	$819,848	$726,594
Available for sale debt securities	—	313,991
Nonmarketable securities	16,766	16,528
Marketable equity securities	64,312	60,626
Total	$900,926	$1,117,739

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Unconsolidated Joint Ventures
The Company’s ownership positions in significant unconsolidated investments are shown below:

		December 31,
		2025	2024	2023
*	Windfield Holdings Pty. Ltd. (“Windfield”) - a joint venture with Sichuan Tianqi Lithium Industries, Inc., that mines lithium ore and produces lithium concentrate	49%	49%	49%
*	Nippon Aluminum Alkyls - a joint venture with Mitsui Chemicals, Inc. that produces aluminum alkyls(a)	—%	50%	50%
*	Nippon Ketjen Company Limited - a joint venture with Sumitomo Metal Mining Company Limited that produces refinery catalysts(b)	50%	50%	50%
*	Eurecat S.A. - a joint venture with Axens Group for refinery catalysts regeneration services(c)	50%	50%	50%
*	Fábrica Carioca de Catalisadores S.A. - a joint venture with Petrobras Quimica S.A. - PETROQUISA that produces catalysts and includes catalysts research and product development activities(b)	50%	50%	50%
(a)The Company divested all of its ownership interest in Nippon Aluminum Alkyls on October 1, 2025. All financial results from this joint venture are included in the Company’s financial statements through the date of sale.
(b)Joint ventures to be included in the Refining Solutions business divestiture expected to close in the first quarter of 2026. See Note 2, “Divestitures,” for further information. The investment balances for these unconsolidated investments are reported within Noncurrent assets held for sale at December 31, 2025.
(c)The Company divested all of its ownership interest in Eurecat S.A. on January 23, 2026. See Note 2, “Divestitures,” for further information.
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Windfield	$217,222	$692,965	$1,833,589
Other joint ventures	26,522	22,468	20,493
Total	$243,744	$715,433	$1,854,082
The Company’s investment in the significant unconsolidated joint ventures reported in Investments on the consolidated balance sheet amounted to $803.6 million and $712.2 million as of December 31, 2025 and 2024, respectively. Its investment in the significant unconsolidated joint ventures reported in Noncurrent assets held for sale on the consolidated balance sheets amounted to $59.8 million as of December 31, 2025. Undistributed earnings attributable to the Company’s significant unconsolidated investments represented approximately $606.6 million and $464.6 million of its consolidated retained earnings at December 31, 2025 and 2024, respectively. On October 1, 2025, the Company divested all of its ownership interest in the Nippon Aluminum Alkyls joint venture and recorded a loss of $14.3 million in Other income, net during the year ended December 31, 2025. All of the unconsolidated joint ventures in which the Company has investments are private companies and, accordingly, do not have a quoted market price available.
The following summary lists the assets, liabilities and results of operations for the Company’s significant unconsolidated joint ventures at December 31, 2025 (in thousands):

	December 31,
	2025	2024
Summary of Balance Sheet Information:
Current assets	$817,766	$968,453
Noncurrent assets	2,975,902	2,707,216
Total assets	$3,793,668	$3,675,669
Current liabilities	$328,528	$390,522
Noncurrent liabilities	1,728,775	1,727,181
Total liabilities	$2,057,303	$2,117,703

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Summary of Statements of Income Information:
Net sales	$1,540,659	$1,810,801	$7,019,117
Gross profit	$763,329	$1,047,714	$6,373,472
Income before income taxes	$570,046	$695,932	$5,988,737
Net income	$403,371	$485,392	$4,224,961

The Company has evaluated each of the unconsolidated investments pursuant to current accounting guidance and none qualify for consolidation. Dividends received from the Company’s significant unconsolidated investments were $85.9 million, $346.8 million and $2.0 billion in 2025, 2024 and 2023, respectively.
The Company holds a 49% equity interest in Windfield, which it acquired in the Rockwood acquisition. With regards to the Company’s ownership in Windfield, the parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”). However, the Company does not consolidate Windfield as it is not the primary beneficiary. The carrying amount of our 49% equity interest in Windfield, which is within the Energy Storage segment and the most significant VIE, was $735.3 million and $583.6 million at December 31, 2025 and 2024, respectively. The Company’s unconsolidated VIEs are reported in Investments in the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
Proportionately Consolidated Joint Ventures
On October 18, 2023, the Company closed on the restructuring of the MARBL joint venture with MRL. This updated structure was intended to significantly simplify the commercial operation agreements previously entered into, allowed the Company to retain full control of downstream conversion assets and provide greater strategic opportunities for each company based on their global operations and the evolving lithium market.
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
Public Equity Securities
Included in the Company’s marketable equity securities balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of (loss) income. During the year ended December 31, 2023, the Company purchased approximately $203.4 million of shares in publicly-traded companies. In January 2024, the Company sold equity securities of a public company for proceeds of approximately $81.5 million. As a result of the sale, the Company realized a loss of $33.7 million in Other income, net in the year ended December 31, 2024. In addition, during the years ended December 31, 2025, 2024 and 2023, the Company recorded unrealized mark-to-market gain (losses) of $11.1 million, ($37.0) million and ($41.4) million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other
The Company holds a 50% equity interest in Jordan Bromine Company Limited (“JBC”), reported in the Specialties segment. The Company consolidates this venture as it is considered the primary beneficiary due to its operational and financial control.
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In June 2025, the Company redeemed the preferred equity from Grace for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. As a result, the Company recorded a loss of $38.0 million within Other income, net during the year ended December 31, 2025, representing the difference between the cash received and the recorded fair value of $326.0 million prior to redemption.
We maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of our Executive Deferred Compensation Plan (“EDCP”), subject to the claims of our creditors in the event of our insolvency. Assets of the Trust, in conjunction with our EDCP, are accounted for as trading securities in accordance with authoritative accounting guidance. The assets of the Trust consist primarily of mutual fund investments and are marked-to-market on a monthly basis through the consolidated statements of (loss) income. At December 31, 2025 and 2024, these marketable securities amounted to $30.8 million and $38.2 million, respectively.

NOTE 9—Other Assets:
Other assets consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Value added tax/consumption tax	$248,249	$155,068
Deferred income taxes(a)	17,542	53,608
Assets related to unrecognized tax benefits(a)	75,846	74,809
Operating leases(b)	116,404	118,839
Capital expenditure incentive receivables(c)	159,424	74,506
Other	29,720	27,881
Total	$647,185	$504,711
(a)See Note 1, “Summary of Significant Accounting Policies” and Note 20, “Income Taxes.”
(b)See Note 18, “Leases.”
(c)Bonds for incentive agreements with local government agencies that offset value with equal long-term liabilities. See Note 14, “Other Noncurrent Liabilities,” for further details.

NOTE 10—Goodwill and Other Intangibles:
The following table summarizes the changes in goodwill by reportable segment for the years ended December 31, 2025 and 2024 (in thousands):

	Energy Storage	Specialties	Ketjen	Total
Balance at December 31, 2023(a)	$1,424,484	$32,639	$172,606	$1,629,729
Foreign currency translation adjustments	(36,893)	(62)	(10,060)	(47,015)
Balance at December 31, 2024(a)	1,387,591	32,577	162,546	1,582,714
Impairment loss(b)	—	—	(181,070)	(181,070)
Foreign currency translation adjustments	79,368	121	18,524	98,013
Balance at December 31, 2025(c)	$1,466,959	$32,698	$—	$1,499,657

(a)    Balance as of December 31, 2024 and 2023 included an accumulated impairment loss of $6.8 million from the PCS reporting unit within the Ketjen segment. As a result, the balance of Ketjen goodwill as of December 31, 2024 and 2023 fully consisted of goodwill related to the Refining Solutions reporting unit. The balances of Energy Storage and Specialties goodwill as of December 31, 2024 and 2023 fully consisted of goodwill related to the Energy Storage and Specialties reporting units, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)    Impairment charge representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment. See Note 2, “Divestitures,” for further details.
(c)    Balance as of December 31, 2025 included an accumulated impairment loss of $187.8 million from the Refining Solutions and PCS reporting units within the Ketjen segment. The balances of Energy Storage and Specialties goodwill as of December 31, 2025 fully consisted of goodwill related to the Energy Storage and Specialties reporting units, respectively.
Other intangibles consist of the following at December 31, 2025 and 2024 (in thousands):

	Customer Lists and Relationships	Trade Names and Trademarks(a)	Patents and Technology	Other	Total
Gross Asset Value
Balance at December 31, 2023	$417,803	$13,405	$46,287	$34,649	$512,144
Retirements	—	(2,309)	(14,506)	(4,449)	(21,264)
Foreign currency translation adjustments and other	(15,791)	(426)	484	(1,190)	(16,923)
Balance at December 31, 2024	402,012	10,670	32,265	29,010	473,957
Reclass to assets held for sale(b)	(45,289)	(10,357)	(2,900)	(111)	(58,657)
Foreign currency translation adjustments and other	27,608	705	3,115	1,534	32,962
Balance at December 31, 2025	$384,331	$1,018	$32,480	$30,433	$448,262
Accumulated Amortization
Balance at December 31, 2023	$(204,481)	$(3,673)	$(26,758)	$(15,374)	$(250,286)
Amortization	(19,570)	—	(2,549)	(917)	(23,036)
Retirements	—	2,309	14,506	4,449	21,264
Foreign currency translation adjustments and other	7,820	40	548	446	8,854
Balance at December 31, 2024	(216,231)	(1,324)	(14,253)	(11,396)	(243,204)
Amortization	(18,896)	—	(2,576)	(958)	(22,430)
Reclass to assets held for sale(b)	43,914	1,324	2,268	111	47,617
Foreign currency translation adjustments and other	(14,858)	—	(701)	(453)	(16,012)
Balance at December 31, 2025	$(206,071)	$—	$(15,262)	$(12,696)	$(234,029)
Net Book Value at December 31, 2024	$185,781	$9,346	$18,012	$17,614	$230,753
Net Book Value at December 31, 2025	$178,260	$1,018	$17,218	$17,737	$214,233
(a)Net Book Value includes only indefinite-lived intangible assets.
(b)Represents intangibles and related amortization of the Refining Solutions Business Transaction. See Note 2, “Divestitures,” for additional information.
Useful lives range from 13 – 25 years for customer lists and relationships; 8 – 20 years for patents and technology; and primarily 5 – 25 years for other.
Amortization of other intangibles amounted to $22.4 million, $23.0 million and $28.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. Included in amortization for the years ended December 31, 2025, 2024 and 2023 is $16.0 million, $16.1 million and $16.7 million, respectively, of amortization using the pattern of economic benefit method.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total estimated amortization expense of other intangibles for the next five fiscal years is as follows (in thousands):

Estimated Amortization Expense
2026	$20,958
2027	$20,589
2028	$19,859
2029	$18,319
2030	$16,595

NOTE 11—Accrued Expenses:
Accrued expenses consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Employee benefits, payroll and related taxes	$140,208	$157,153
Deferred revenue(a)	93,090	2,115
Other(b)(c)	288,533	308,729
Total	$521,831	$467,997
(a)Deferred revenue expected to be recognized within Net sales over the next 12 months, primarily relating to the receipt of $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts. See Note 14, “Other Noncurrent Liabilities,” for further details.
(b)Other accrued expenses represent balances such as operating lease liabilities, environmental reserves, asset retirement obligations, pension obligations, interest, utilities, other taxes, among other liabilities, expected to be paid within the next 12 months. No individual component exceeds 5% of total current liabilities.
(c)See Note 17, “Restructuring Charges and Asset Write-offs,” for details of the restructuring liability balance recorded in Accrued liabilities.

NOTE 12—Long-Term Debt:
Long-term debt consisted of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
1.125% notes due 2025	$—	$393,346
1.625% notes due 2028	588,600	521,500
3.45% Senior notes due 2029	171,612	171,612
4.65% Senior notes due 2027	650,000	650,000
5.05% Senior notes due 2032	600,000	600,000
5.45% Senior notes due 2044	350,000	350,000
5.65% Senior notes due 2052	450,000	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	17,892	27,477
Finance lease obligations	106,796	118,796
Other	20,500	22,000
Unamortized discount and debt issuance costs	(61,859)	(88,566)
Total long-term debt	3,193,541	3,516,165
Less amounts due within one year	74,077	398,023
Long-term debt, less current portion	$3,119,464	$3,118,142
Aggregate annual maturities of long-term debt as of December 31, 2025 are as follows (in millions): 2026—$74.1; 2027—$710.0; 2028—$648.6; 2029—$231.6; 2030—$60.0; thereafter—$1,531.1.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
On November 25, 2025, the Company repaid €377.1 million of notes (originally issued on November 25, 2019) with cash on hand as they matured. These notes bore an interest rate of 1.125%.
2014 Senior Notes
We currently have outstanding $350.0 million aggregate principal amount of senior notes issued on November 24, 2014, bearing interest at a rate of 5.45% payable semi-annually on June 1 and December 1 of each year, beginning June 1, 2015. The effective interest rate on these senior notes is approximately 5.50%. These senior notes mature on December 1, 2044.
Credit Agreements
On October 31, 2024 the Company amended its revolving, unsecured amended and restated credit agreement dated October 28, 2022, as previously amended on February 9, 2024 (the “2022 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 28, 2027. Borrowings under the 2022 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC (“S&P”), Moody’s Investors Services, Inc. (“Moody’s”) and Fitch Ratings, Inc. (“Fitch”). With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus a term SOFR adjustment of 0.10%, plus the applicable margin. The applicable margin on the facility was 1.20% as of December 31, 2025. There were no borrowings outstanding under the 2022 Credit Agreement as of December 31, 2025.
Borrowings under the 2022 Credit Agreement are conditioned upon satisfaction of certain customary conditions precedent, including the absence of defaults. The October 2024 amendment was entered into to modify the financial covenants under the 2022 Credit Agreement. The amended 2022 Credit Agreement subjects the Company to two financial covenants, as well as customary affirmative and negative covenants. The amended first financial covenant requires that the ratio of (a) (i) the Company’s consolidated net funded debt plus a proportionate amount of Windfield’s net funded debt less (ii) the Company’s unrestricted cash and cash equivalents plus a proportionate amount of Windfield’s unrestricted cash and cash equivalents (up to a specified amount) to (b) consolidated Windfield-Adjusted EBITDA (as such terms are defined in the 2022 Credit Agreement) be less than or equal to: (i) 5.00:1.0 as of the end of the fourth quarter of 2025 (ii) 4.75:1.0 as of the end of the first and the second quarters of 2026, respectively and (iii) 3.50:1.0 as of the end of the third quarter of 2026 and each fiscal quarter thereafter through the third quarter of 2027. The maximum permitted leverage ratios described above are subject to adjustment in accordance with the terms of the 2022 Credit Agreement upon the consummation of an acquisition after June 30, 2026 if the consideration includes cash proceeds from issuance of funded debt in excess of $500 million.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amended second financial covenant requires that the ratio of the Company’s consolidated EBITDA to consolidated interest charges (as such terms are defined in the 2022 Credit Agreement) be no less than (i) 2.50:1.0 as of the end of the fourth quarter of 2025, and (ii) 3.00:1.0 as of the end of each fiscal quarter thereafter. The 2022 Credit Agreement also contains customary default provisions, including defaults for non-payment, breach of representations and warranties, insolvency, non-performance of covenants and cross-defaults to other material indebtedness. The occurrence of an event of default under the 2022 Credit Agreement could result in all loans and other obligations becoming immediately due and payable and the commitments under the 2022 Credit Agreement being terminated.
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
Commercial Paper Notes
On May 29, 2013, we entered into agreements to initiate a commercial paper program on a private placement basis under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is limited to $1.5 billion, while the aggregate borrowings outstanding under the 2022 Credit Agreement and the Commercial Paper Notes will not exceed the $1.5 billion current maximum amount available under the 2022 Credit Agreement. The Commercial Paper Notes will be sold at a discount from par, or alternatively, will be sold at par and bear interest at rates that will vary based upon market conditions at the time of issuance. The maturities of the Commercial Paper Notes will vary but may not exceed 397 days. During the year ended December 31, 2024, we repaid a net amount of $620.0 million of commercial paper notes using the net proceeds received from the issuance of mandatory convertible preferred stock. See Note 16, “Equity,” for additional information.
Other
In the second quarter of 2023, the Company received a loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This interest-free loan was discounted using an imputed interest rate of 5.53% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
The Company has additional uncommitted credit lines with various U.S. and foreign financial institutions that provide for borrowings of up to approximately $169.6 million at December 31, 2025. Outstanding borrowings under these agreements were $17.9 million and $27.5 million at December 31, 2025 and 2024, respectively. The average interest rate on borrowings under these agreements during 2025 was approximately 1.3% and approximately 0.3% during 2024 and 2023.
During the year ended December 31, 2025, the Company recorded a loss on early extinguishment of debt of $7.5 million in Interest and financing expenses, representing the unamortized discounts from the amendment of other debt.
At December 31, 2025 and 2024, the Company had the ability and intent to refinance our borrowings under other existing credit lines with borrowings under the 2022 Credit Agreement. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt at December 31, 2025 and 2024. At December 31, 2025, the Company had the ability to borrow a total of $1.5 billion under the commercial paper program and the 2022 Credit Agreement.
The Company believes that as of December 31, 2025, it was, and currently is, in compliance with all of its debt covenants.
Accounts Receivable Purchase Agreement
The Company is party to master receivables purchase agreements, under which it may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $180.6 million at any one time. The agreements are uncommitted and can be terminated by us or the purchaser upon notice in accordance with the terms of the agreements. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets as of the effective time of the sales transaction. During the year ended December 31, 2025, the Company sold and removed approximately $257.4 million of accounts receivable under this master receivables purchase agreement. The Company incurred approximately $1.1 million of fees associated with the master

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

receivables purchase agreement during the year ended December 31, 2025. Costs associated with the sales of receivables are reflected in the consolidated statements of (loss) income for the period in which the sales occur.
NOTE 13—Pension Plans and Other Postretirement Benefits:
The Company maintains various noncontributory defined benefit pension plans covering certain employees, primarily in the U.S., the U.K., Germany and Japan. The Company also has a contributory defined benefit plan covering certain Belgian employees. The benefits for these plans are based primarily on compensation and/or years of service. The U.S. and U.K. defined benefit plans for non-represented employees are closed to new participants, with no additional benefits accruing under these plans as participants’ accrued benefits have been frozen. The funding policy for each plan complies with the requirements of relevant governmental laws and regulations. The pension information for all periods presented includes amounts related to salaried and hourly plans.
The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our defined benefit pension plans (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Change in benefit obligations:
Benefit obligation at January 1	$485,068	$177,953	$512,902	$195,918
Service cost	402	5,167	545	5,391
Interest cost	26,140	7,404	25,580	7,204
Actuarial loss (gain)	14,340	(6,483)	(11,604)	(7,034)
Benefits paid	(41,765)	(12,943)	(42,355)	(9,423)
Employee contributions	—	65	—	70
Foreign exchange loss (gain)	—	18,624	—	(7,920)
Settlements/curtailments	—	(998)	—	(6,197)
Other	—	(52)	—	(56)
Reclass to assets held for sale	(615)	(2,156)	—	—
Benefit obligation at December 31	$483,570	$186,581	$485,068	$177,953
Change in plan assets:
Fair value of plan assets at January 1	$477,394	$62,318	$484,131	$65,514
Actual return on plan assets	34,927	3,456	33,707	(1,317)
Employer contributions	5,237	13,240	1,911	15,498
Benefits paid	(41,765)	(12,943)	(42,355)	(9,423)
Employee contributions	—	65	—	70
Foreign exchange gain (loss)	—	5,948	—	(1,771)
Settlements/curtailments	—	(998)	—	(6,197)
Other	—	(52)	—	(56)
Reclass to assets held for sale	(563)	(1,210)	—	—
Fair value of plan assets at December 31	$475,230	$69,824	$477,394	$62,318

Funded status at December 31	$(8,340)	$(116,757)	$(7,674)	$(115,635)

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2025		December 31, 2024
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(910)	$(6,826)	$(928)	$(6,189)
Noncurrent liabilities (pension benefits)	(7,430)	(109,931)	(6,746)	(109,446)
Net pension liability	$(8,340)	$(116,757)	$(7,674)	$(115,635)
Amounts recognized in accumulated other comprehensive loss:
Prior service benefit	$—	$(371)	$—	$(441)
Net amount recognized	$—	$(371)	$—	$(441)
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.43%	4.50%	5.65%	4.04%
Rate of compensation increase	—%	2.83%	—%	3.65%
The accumulated benefit obligation for all defined benefit pension plans was $660.8 million and $655.9 million at December 31, 2025 and 2024, respectively.
Postretirement medical benefits and life insurance is provided for certain groups of U.S. retired employees. Medical and life insurance benefit costs have been funded principally on a pay-as-you-go basis. The availability of medical coverage after retirement varies for different groups of employees. The majority of employees who retired before becoming eligible for Medicare can continue group coverage by paying a portion of the cost of a monthly premium designed to cover the claims incurred by retired employees subject to a cap on payments allowed. Employees who retired after December 31, 2024 pay the full cost of the monthly premium. The availability of group coverage for Medicare-eligible retirees also varies by employee group with coverage designed either to supplement or coordinate with Medicare. Retirees generally pay a portion of the cost of the coverage. Plan assets for retiree life insurance are held under an insurance contract and are reserved for retiree life insurance benefits. In 2005, the postretirement medical benefit available to U.S. employees was changed to provide that employees who are under age 50 as of December 31, 2005 would no longer be eligible for a company-paid retiree medical premium subsidy. Employees who are of age 50 and above as of December 31, 2005 and who retire after January 1, 2006 will have their retiree medical premium subsidy capped. Effective January 1, 2008, our medical insurance for certain groups of U.S. retired employees is now insured through a medical carrier.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following provides a reconciliation of benefit obligations, plan assets and funded status, as well as a summary of significant assumptions, for our postretirement benefit plans (in thousands):

	Year Ended December 31,
	2025	2024
	Other Postretirement Benefits	Other Postretirement Benefits
Change in benefit obligations:
Benefit obligation at January 1	$34,478	$28,889
Service cost	19	46
Interest cost	1,883	1,441
Actuarial loss (gain)	13,215	6,072
Benefits paid	(1,964)	(1,970)
Benefit obligation at December 31	$47,631	$34,478
Change in plan assets:
Fair value of plan assets at January 1	$—	$—
Employer contributions	1,964	1,970
Benefits paid	(1,964)	(1,970)
Fair value of plan assets at December 31	$—	$—
Funded status at December 31	$(47,631)	$(34,478)

	December 31,
	2025	2024
	Other Postretirement Benefits	Other Postretirement Benefits
Amounts recognized in consolidated balance sheets:
Current liabilities (accrued expenses)	$(2,887)	$(2,548)
Noncurrent liabilities (postretirement benefits)	(44,744)	(31,930)
Net postretirement liability	$(47,631)	$(34,478)
Weighted-average assumptions used to determine benefit obligations at December 31:
Discount rate	5.45%	5.67%
Rate of compensation increase	3.50%	3.50%

The components of pension benefits cost (credit) are as follows (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2025		December 31, 2024		December 31, 2023
	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans	U.S. Pension Plans	Foreign Pension Plans
Service cost	$402	$5,167	$545	$5,391	$499	$5,686
Interest cost	26,140	7,404	25,580	7,204	26,924	7,153
Expected return on assets	(30,711)	(4,252)	(31,862)	(3,867)	(30,875)	(2,872)
Actuarial loss (gain)	10,204	(6,173)	(13,530)	(2,569)	(11,951)	8,593
Amortization of prior service benefit	—	79	—	79	—	81
Total net pension benefits (credit) cost	$6,035	$2,225	$(19,267)	$6,238	$(15,403)	$18,641
Weighted-average assumption percentages:
Discount rate	5.65%	4.04%	5.21%	3.73%	5.46%	4.04%
Expected return on plan assets	6.70%	6.52%	6.88%	5.95%	6.88%	4.86%
Rate of compensation increase	—%	3.65%	—%	3.67%	—%	3.67%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2026, the weighted-average expected rate of return on plan assets for the U.S. and foreign defined benefit pension plans is 6.00% and 6.35%, respectively.
The components of postretirement benefits cost (credit) are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
	Other Postretirement Benefits	Other Postretirement Benefits	Other Postretirement Benefits
Service cost	$19	$46	$47
Interest cost	1,883	1,441	1,873
Actuarial loss (gain)	13,215	6,268	(6,816)
Total net postretirement benefits credit	$15,117	$7,755	$(4,896)
Weighted-average assumption percentages:
Discount rate	5.67%	5.21%	5.45%

All components of net benefit cost (credit), other than service cost, are included in Other income, net on the consolidated statements of (loss) income.
The mark-to-market actuarial loss in 2025 was primarily attributable to a decrease in the weighted-average discount rate to 5.43% from 5.65% for our U.S. pension plans and postretirement benefit to reflect market conditions as of the December 31, 2025 measurement date, which was partially offset by a higher return on pension plan assets in the U.S. during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. pension plan assets was 7.32% versus an expected return of 6.70%. The mark-to-market actuarial loss in the U.S. was partially offset by a gain for our foreign pension plans, attributable to an increase in the weighted-average discount rate to 4.50% from 4.04% for our foreign pension plans to reflect market conditions as of the December 31, 2025 measurement date. This was partially offset by a lower return on foreign pension plan assets during the year than was expected, as a result of overall market and investment portfolio performance. The weighted-average actual return on our U.S. and foreign pension plan assets was 5.55% versus an expected return of 6.52%.
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables set forth the assets of our pension and postretirement plans that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$140	$140	$—	$—
International Equity(b)	152,912	143,654	9,258	—
Fixed Income(c)	368,588	331,713	36,875	—
Absolute Return Measured at Net Asset Value(d)	8,076	—	—	—
Cash	15,338	15,338	—	—
Total Pension Assets	$545,054	$490,845	$46,133	$—

	December 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Pension Assets:
Domestic Equity(a)	$78,124	$78,124	$—	$—
International Equity(b)	78,124	69,471	8,653	—
Fixed Income(c)	318,036	286,549	31,487	—
Absolute Return Measured at Net Asset Value(d)	56,888	—	—	—
Cash	8,540	8,540	—	—
Total Pension Assets	$539,712	$442,684	$40,140	$—
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
The Company’s pension plan assets in the U.S. and U.K. represent approximately 95% of the total pension plan assets. The investment objective of these pension plan assets is to achieve solid returns while preserving capital to meet current plan cash flow requirements. Assets should participate in rising markets, with defensive action in declining markets expected to an even greater degree. Depending on market conditions, the broad asset class targets may range up or down by approximately 10%. These asset classes include but are not limited to hedge fund of funds, bonds and other fixed income vehicles, high yield fixed income securities, equities and distressed debt. At December 31, 2025 and 2024, equity securities held by our pension and OPEB plans did not include direct ownership of Albemarle common stock.
The weighted-average target allocations as of the measurement date are as follows:

Target Allocation
Equity securities	30%
Fixed income	69%
Absolute return	1%

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
We made contributions to our defined benefit pension and OPEB plans of $20.4 million, $19.4 million and $17.9 million during the years ended December 31, 2025, 2024 and 2023, respectively. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to approximate $12.5 million in 2026. Also, we expect to pay approximately $2.0 million in premiums to our U.S. postretirement benefit plan in 2026. However, we may choose to make additional voluntary pension contributions in excess of these amounts.
The current forecast of benefit payments, which reflects expected future service, amounts to (in thousands):

	U.S. Pension Plans	Foreign Pension Plans	Other Postretirement Benefits
2026	$44,432	$14,242	$2,887
2027	$44,105	$13,136	$3,004
2028	$43,627	$14,262	$3,109
2029	$42,856	$16,062	$3,197
2030	$41,763	$13,580	$4,252
2031-2035	$189,846	$66,953	$21,281
We have a supplemental executive retirement plan (“SERP”), which provides unfunded supplemental retirement benefits to certain management or highly compensated employees. The SERP provides for incremental pension benefits to offset the limitations imposed on qualified plan benefits by federal income tax regulations. Costs relating to our SERP were $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023, respectively. The projected benefit obligation for the SERP recognized in the consolidated balance sheets at December 31, 2025 and 2024 was $5.7 million and $5.9 million, respectively. The benefit expenses and obligations of this SERP are included in the tables above. Benefits of $0.9 million are expected to be paid to SERP retirees in 2026. On October 1, 2012, our Board of Directors approved amendments to the SERP, such that effective December 31, 2014, no additional benefits shall accrue under this plan and participants’ accrued benefits shall be frozen as of that date to reflect the same changes as were made under the U.S. qualified defined benefit plan.
At December 31, 2025, the assumed rate of increase in the pre-65 and post-65 per capita cost of covered health care benefits for U.S. retirees was zero as the employer-paid premium caps (pre-65 and post-65) were met starting January 1, 2013.
Defined Contribution Plans
On March 31, 2004, a new defined contribution pension plan benefit was adopted under the qualified defined contribution plan for U.S. non-represented employees hired after March 31, 2004. On October 1, 2012, the Company’s Board of Directors approved certain plan amendments, such that effective January 1, 2013, the defined contribution pension plan benefit is expanded to include non-represented employees hired prior to March 31, 2004, and revised the contribution for all participants to be based on 5% of eligible employee compensation. Effective January 1, 2025, employees in the Ketjen reportable segment were transferred to a separate defined contribution pension plan with the same terms as their previous plan. The employer portion of contributions to these U.S. defined contribution pension plans amounted to $15.8 million, $18.3 million, and $17.8 million in 2025, 2024 and 2023, respectively.
Certain of our employees participate in our defined contribution 401(k) employee savings plan, which is generally available to all U.S. full-time salaried and non-union hourly employees and to employees who are covered by a collective bargaining agreement that provides for such participation. This U.S. defined contribution plan is funded with contributions made by the participants and the Company. Effective January 1, 2025, employees in the Ketjen reportable segment were transferred to a separate defined contribution 401(k) employee savings plan with the same terms as their previous plan. The

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Company’s contributions to these 401(k) plans amounted to $16.8 million, $20.4 million and $18.4 million in 2025, 2024 and 2023, respectively.

NOTE 14—Other Noncurrent Liabilities:
Other noncurrent liabilities consist of the following at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Transition tax on foreign earnings(a)	$—	$44,647
Operating leases(b)	103,110	99,514
Liabilities related to uncertain tax positions(c)	259,199	259,586
Executive deferred compensation plan obligation	30,750	38,243
Environmental liabilities(d)	16,301	15,783
Asset retirement obligations(d)	94,627	94,854
Tax indemnification liability(e)	12,089	12,567
Deferred revenue	340,527	78,027
Capital expenditure incentive payables(f)	159,424	74,506
Other(g)	68,865	101,477
Total	$1,084,892	$819,204
(a)Noncurrent portion of one-time transition tax on foreign earnings. The Company expects to make the final payment in 2026. See Note 20, “Income Taxes,” for additional information.
(b)See Note 18, “Leases.”
(c)See Note 20, “Income Taxes.”
(d)See Note 15, “Commitments and Contingencies.”
(e)Indemnification of certain income and non-income tax liabilities, primarily associated with the Chemetall Surface Treatment entities sold in 2016.
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

In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net Sales as the Company satisfies the related performance obligation. During the year ended December 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. $87.5 million of deferred revenue is expected to be recognized within Net sales over the next twelve months and is reported in Accrued expenses on the consolidated balance sheet. There was no deferred revenue recognized in Net sales during the year ended December 31, 2025.

NOTE 15—Commitments and Contingencies:
In the ordinary course of business, we have commitments in connection with various activities. The Company believes that amounts recorded are adequate for known items which might become due in the current year. The most significant commitments are as follows:

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Environmental
The Company had the following activity in our recorded environmental liabilities for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance, beginning of year	$20,023	$34,149	$38,245
Expenditures	(740)	(4,159)	(3,393)
Accretion of discount	849	1,126	1,094
Additions, liability releases and changes in estimates, net	34	(11,304)	(2,541)
Foreign currency translation adjustments and other	382	211	744
Balance, end of year	20,548	20,023	34,149
Less amounts reported in Accrued expenses	4,247	4,240	10,925
Amounts reported in Other noncurrent liabilities	$16,301	$15,783	$23,224
Environmental remediation liabilities included discounted liabilities of $17.0 million and $16.8 million at December 31, 2025 and 2024, respectively, discounted at rates with a weighted-average of 4.0%, with the undiscounted amount totaling $34.2 million and $34.5 million at December 31, 2025 and 2024, respectively.
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
The Company believes that any sum we may be required to pay in connection with environmental remediation matters in excess of the amounts recorded would likely occur over a period of time and would likely not have a material adverse effect upon our results of operations, financial condition or cash flows on a consolidated annual basis although any such sum could have a material adverse impact on our results of operations, financial condition or cash flows in a particular quarterly reporting period.
Asset Retirement Obligations
The following is a reconciliation of our beginning and ending asset retirement obligation balances for 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024
Balance, beginning of year	$96,389	$89,159
Additions and changes in estimates	3,993	6,608
Accretion of discount	3,377	3,365
Liabilities settled	(7,914)	(2,653)
Reclass to assets held for sale	(1,001)	—
Foreign currency translation adjustments and other	158	(90)
Balance, end of year	$95,002	$96,389
Less amounts reported in Accrued expenses	375	1,535
Amounts reported in Other noncurrent liabilities	$94,627	$94,854
Asset retirement obligations primarily relate to post-closure reclamation of brine wells and sites involved in the surface mining and manufacturing of lithium. We are not aware of any conditional asset retirement obligations that would require recognition in our consolidated financial statements.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Litigation
The Company is involved from time to time in legal proceedings of types regarded as common in our business, including administrative or judicial proceedings seeking remediation under environmental laws, such as the federal Comprehensive Environmental Response, Compensation and Liability Act, commonly known as CERCLA or Superfund, products liability, breach of contract liability and premises liability litigation. Where appropriate, the Company may establish financial reserves for such proceedings. The Company also maintains insurance to mitigate certain of such risks. Costs for legal services are generally expensed as incurred.
As first reported in 2018, following receipt of information regarding potential improper payments being made by third-party sales representatives of our Refining Solutions business, within what is now the Ketjen segment, the Company investigated and voluntarily self-reported potential violations of the U.S. Foreign Corrupt Practices Act to the U.S. Department of Justice (“DOJ”) and the SEC, and also reported this conduct to the Dutch Public Prosecutor (“DPP”). The Company cooperated with these agencies in their investigations of this historical conduct and implemented appropriate remedial measures intended to strengthen our compliance program and related internal controls.
In September 2023, the Company finalized agreements to resolve these matters with the DOJ and SEC, recording a charge of $218.5 million in Selling, General and Administrative Expenses in its consolidated statement of (loss) income for the year ended December 31, 2023. The DPP confirmed it would not pursue action in this matter. In connection with this resolution, which relates to conduct prior to 2018, the Company entered into a non-prosecution agreement with the DOJ and an administrative resolution with the SEC, pursuant to which the Company paid a total of $218.5 million in aggregate fines, disgorgement, and prejudgment interest to the DOJ and SEC in October 2023, with this matter considered finalized and no future financial obligations expected. The resolution did not include a compliance monitorship, although the Company agreed to certain ongoing compliance reporting obligations.
In April 2025, the Company concluded its non-prosecution agreement with the DOJ prior to the end of its term in recognition that the terms of the agreement had been satisfied.
Indemnities
The Company is indemnified by third parties in connection with certain matters related to acquired and divested businesses. Although the Company believes that the financial condition of those parties who may have indemnification obligations to the Company is generally sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party who may have obligations to indemnify the Company will adhere to their obligations and the Company may have to resort to legal action to enforce our rights under the indemnities.
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $12.1 million and $12.6 million at December 31, 2025 and 2024, respectively, recorded in Other noncurrent liabilities primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2016.
Other
The Company has standby letters of credit and guarantees with various financial institutions. The following table summarizes our letters of credit and guarantee agreements (in thousands):

	2026	2027	2028	2029	2030	Thereafter
Letters of credit and other guarantees	$91,789	$4,317	$392	$—	$—	$6,094
The outstanding letters of credit are primarily related to insurance claim payment guarantees. The majority of the Company’s other guarantees have terms of one year and mainly consist of performance and environmental guarantees, as well as guarantees to customs and port authorities. The guarantees arose during the ordinary course of business.
The Company does not have recorded reserves for the letters of credit and guarantees as of December 31, 2025. The Company is unable to estimate the maximum amount of the potential future liability under guarantees and letters of credit. However, the Company accrues for any potential loss for which it believes a future payment is probable and a range of loss can be reasonably estimated. The Company believes its liability under such obligations is immaterial.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company currently, and is from time to time, subject to transactional audits in various taxing jurisdictions and to customs audits globally. The Company does not expect the financial impact of any of these audits to have a material adverse effect on its results of operations, financial condition or cash flows.

NOTE 16—Equity:
Common Stock
Effective May 10, 2024, the Company amended its Amended and Restated Articles of Incorporation (the “Charter”) to increase the number of authorized shares of common stock, $0.01 par value per share, from 150,000,000 to 275,000,000 (the “Charter Amendment”).
Mandatory Convertible Preferred Stock
On March 8, 2024, the Company issued 46,000,000 depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). The 2,300,000 shares of Mandatory Convertible Preferred Stock issued have a $1,000 per share liquidation preference. As a result of this transaction, the Company received cash proceeds of approximately $2.2 billion, net of underwriting fees and offering costs.
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
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at December 31, 2025.
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the years ended December 31, 2025, 2024 and 2023 (in thousands):

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Foreign Currency Translation and Other	Cash Flow Hedge(a)	Total
Balance at December 31, 2022	$(562,886)	$2,224	$(560,662)
Other comprehensive income before reclassifications	26,337	5,986	32,323
Amounts reclassified from accumulated other comprehensive loss	66	(135)	(69)
Other comprehensive income, net of tax	26,403	5,851	32,254
Other comprehensive income attributable to noncontrolling interests	(118)	—	(118)
Balance at December 31, 2023	$(536,601)	$8,075	$(528,526)
Other comprehensive loss before reclassifications	(210,611)	(28,701)	(239,312)
Amounts reclassified from accumulated other comprehensive loss	77	25,766	25,843
Other comprehensive loss, net of tax	(210,534)	(2,935)	(213,469)
Other comprehensive income attributable to noncontrolling interests	(67)	—	(67)
Balance at December 31, 2024	$(747,202)	$5,140	$(742,062)
Other comprehensive income (loss) before reclassifications	407,817	(194)	407,623
Amounts reclassified from accumulated other comprehensive loss	56	(234)	(178)
Other comprehensive income (loss), net of tax	407,873	(428)	407,445
Other comprehensive income attributable to noncontrolling interests	(190)	—	(190)
Balance at December 31, 2025	$(339,519)	$4,712	$(334,807)
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
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Cash Flow Hedge	Total
2025
Other comprehensive income (loss), before tax	$401,689	$(428)	$401,261
Income tax benefit	6,184	—	6,184
Other comprehensive income (loss), net of tax	$407,873	$(428)	$407,445

2024
Other comprehensive loss, before tax	$(210,522)	$(2,935)	$(213,457)
Income tax expense	(12)	—	(12)
Other comprehensive loss, net of tax	$(210,534)	$(2,935)	$(213,469)

2023
Other comprehensive income, before tax	$23,964	$8,358	$32,322
Income tax benefit (expense)	2,439	(2,507)	(68)
Other comprehensive income, net of tax	$26,403	$5,851	$32,254

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Since inception, the Company has recorded charges for this plan consisting of asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.4 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $41.1 million. Charges related to Second Half 2024 Restructuring were primarily recorded in the Energy Storage segment, with the exception of severance and employee benefits, which were recorded globally in Corporate and all segments. The Company does not expect any further material costs associated with the Second Half 2024 Restructuring.
First Half 2024 Restructuring
In January 2024, the Company announced measures to unlock near-term cash flow and generate long-term financial flexibility by re-phasing organic growth investments and optimizing its cost structure. As part of these measures, during the second quarter of 2024, the Company indefinitely suspended construction of Kemerton Train 4, as well as deferred spending and investments with respect to certain other capital projects, primarily within the Energy Storage segment. In addition, the Company recorded severance costs for employees in Corporate and each of the businesses as part of these announced measures. As a result, since inception, the Company has recorded charges for this plan consisting of asset write-offs of $280.6 million, severance and employee benefits of $18.9 million, contract cancellation costs of $24.9 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $5.4 million. No further costs associated with the First Half 2024 Restructuring are expected to be recorded as this restructuring plan was completed in the first half of 2024.
2023 Restructuring
During the year ended December 31, 2023, $9.5 million of separation and other severance costs to employees in Corporate and the Ketjen business were recorded in Restructuring charges and asset write-offs.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Detail of Restructuring Charges and Liabilities
The following table provides details of our restructuring related charges for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$(6,878)	$2,184	$1,059	$11,528	$7,893

	Year Ended December 31, 2024
	Asset Write-offs(a)	Severance and Employee Benefits(b)	Contract Cancellation Costs(c)	Other(d)	Total
First Half 2024 Restructuring(e)	$280,596	$18,856	$24,887	$5,374	$329,713
Second Half 2024 Restructuring(e)	732,907	51,264	37,370	29,552	851,093
	$1,013,503	$70,120	$62,257	$34,926	$1,180,806
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
(b)    In 2024, severance and employee benefit charges included $3.8 million recorded in Cost of goods sold. All other severance and employee benefit charges for global employees terminated during the various restructuring programs were recorded in Restructuring charges and asset write-offs.
(c)    Includes cancellation fees for contractors and required payments under take or pay contracts. All contract cancellation costs and favorable adjustments were recorded in Restructuring charges and asset write-offs.
(d)    Other includes costs to put Kemerton Train 2 and the Chengdu, China conversion plant into care and maintenance and similar restructuring costs, and are recorded in Restructuring charges and asset write-offs. In addition, Other also includes the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss. A loss of $20.7 million was recorded in Other income, net for the year ended December 31, 2024 related to the Second Half 2024 Restructuring and a loss of $5.4 million was recorded in Other income, net for the year ended December 31, 2024 related to the First Half 2024 Restructuring.
(e)    Severance and employee benefits related to Corporate and all segments. All other restructuring costs were primarily recorded in the Energy Storage segment.
Restructuring charges related to severance and employee benefits of $9.5 million for the year ended December 31, 2023 were recorded in Restructuring charges and asset write-offs and are reported in Corporate and the Ketjen segment.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the changes in restructuring liabilities for the year ended December 31, 2025 (in thousands):

Second Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$15,867	$32,479	$8,811	$57,157
2025 charges	2,142	5,398	1,000	11,528	20,068
Change in estimate(a)	(9,020)	(3,214)	59	—	(12,175)
Cash payments	—	(16,657)	(17,212)	(3,968)	(37,837)
Asset write-off/hedge dedesignation	6,878	—	—	(11,528)	(4,650)
Foreign currency translation adjustments and other	—	(279)	(168)	—	(447)
Ending balance at December 31, 2025(b)	$—	$1,115	$16,158	$4,843	$22,116

First Half 2024 Restructuring	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2024	$—	$—	$2,767	$—	$2,767
Cash payments	—	—	(1,742)	—	(1,742)
Other	—	—	(1,025)	—	(1,025)
Ending balance at December 31, 2025	$—	$—	$—	$—	$—
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
(b)    Approximately $15.9 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of December 31, 2025. $6.2 million of the liability is recorded in Other noncurrent liabilities as of December 31, 2025, and relates to certain take or pay liabilities that will be paid in line with the terms of the original contract through 2027.
Subsequent Event
In connection with the Company’s ongoing review of its cost and operating structure, in February 2026 the Company determined it will put the Kemerton Train 1 into care and maintenance. As a result, the Company expects to record cash-related charges primarily in 2026 in the range of approximately $150 million to $225 million, of which approximately $75 million to $90 million consists of decommissioning costs and approximately $20 million to $30 million of asset disposal costs, with the remainder related to contract cancellation costs, severance and other associated charges resulting from placing Kemerton Train 1 into care and maintenance (the “Cost Actions”). The Company’s estimated range of the charges for these Cost Actions takes into account initial estimates for these activities and could change as the actions progress. The majority of the Cost Actions associated with these charges are expected to be completed in 2026, with the remainder expected to be completed in 2027.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table provides details of our lease contracts for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$36,507	$37,331	$48,238
Finance lease cost:
Amortization of right of use assets	7,824	7,270	5,302
Interest on lease liabilities	6,418	6,435	5,070
Total finance lease cost	14,242	13,705	10,372

Short-term lease cost	24,977	25,651	20,309
Variable lease cost	48,122	34,741	25,075
Total lease cost	$123,848	$111,428	$103,994
Supplemental cash flow information related to our lease contracts for the years ended December 31, 2025, 2024 and 2023 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$35,552	$35,638	$49,261
Operating cash flows from finance leases	6,401	9,681	4,671
Financing cash flows from finance leases	4,982	4,982	2,165
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	44,314	25,605	48,655
Finance leases	—	12,706	46,773
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at December 31, 2025 and 2024 is as follows (in thousands, except as noted):

	December 31,
	2025	2024
Operating leases:
Other assets	$116,404	$118,839

Accrued expenses	24,561	32,626
Other noncurrent liabilities	103,110	99,514
Total operating lease liabilities	127,671	132,140
Finance leases:
Net property, plant and equipment	103,915	117,038

Current portion of long-term debt	4,077	5,183
Long-term debt	102,719	113,613
Total finance lease liabilities	106,796	118,796
Weighted average remaining lease term (in years):
Operating leases	13.4	12.9
Finance leases	20.5	20.4
Weighted average discount rate (%):
Operating leases	5.01%	4.47%
Finance leases	5.47%	5.55%

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Maturities of lease liabilities as of December 31, 2025 were as follows (in thousands):

	Operating Leases	Finance Leases
2026	$28,150	$9,852
2027	23,571	9,783
2028	19,518	9,645
2029	17,941	9,645
2030	12,904	8,997
Thereafter	99,324	122,808
Total lease payments	201,408	170,730
Less imputed interest	73,737	63,934
Total	$127,671	$106,796

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
In May 2017, the Company adopted the Albemarle Corporation 2017 Incentive Plan (the “Incentive Plan”), which replaced the Albemarle Corporation 2008 Incentive Plan. The maximum number of shares available for issuance to participants under the Incentive Plan is 4,500,000 shares. The adoption of the Incentive Plan did not affect awards already granted under the Albemarle Corporation 2008 Incentive Plan. In February 2023, the Company adopted the Albemarle Corporation 2023 Stock Compensation and Deferral Election Plan for Non-Employee Directors (the “Non-Employee Directors Plan”). The Non-Employee Directors Plan replaced the 2013 Stock Compensation and Deferral Election Plan for Non-Employee Directors, which expired by its terms in May 2023. Under the Non-Employee Directors Plan, a maximum aggregate number of 500,000 shares of our common stock is authorized for issuance to the Company’s non-employee directors; any shares remaining available for issuance under the prior plans were canceled. The aggregate fair market value of shares that may be issued to a director during any compensation year (as defined in the Non-Employee Directors Plan, generally July 1 to June 30) shall not exceed $750,000. At December 31, 2025, there were 2,015,321 shares available for grant under the Incentive Plan and 455,344 shares available for grant under the Non-Employee Directors Plan.
Total stock-based compensation expense associated with our incentive plans for the years ended December 31, 2025, 2024 and 2023 amounted to $36.6 million, $33.1 million and $39.0 million, respectively, and is included in Cost of goods sold and Selling, general and administrative expenses in the consolidated statements of (loss) income. Total related recognized tax benefits for the years ended December 31, 2025, 2024 and 2023 amounted to $0.3 million, $2.7 million and $4.6 million, respectively.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about the Company’s fixed-price stock options as of and for the year ended December 31, 2025:

	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	555,656	$126.38	5.9	$1,255
Granted	226,844	78.97
Exercised	(48,104)	67.38
Forfeited	(29,197)	98.75
Outstanding at December 31, 2025	705,199	$116.30	6.4	$26,079
Exercisable at December 31, 2025	479,837	$121.06	5.3	$16,189
We granted 226,844, 165,350 and 51,316 stock options during the years ended December 31, 2025, 2024 and 2023, respectively. There were no significant modifications made to any share-based grants during these periods.
The fair value of each option granted during the years ended December 31, 2025, 2024 and 2023 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Dividend yield	1.42%	1.43%	1.26%
Volatility	44.74%	42.44%	40.06%
Average expected life (years)	6	6	6
Risk-free interest rate	4.29%	4.33%	3.95%
Fair value of options granted	$33.80	$48.70	$98.66
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
The intrinsic value of options exercised during the years ended December 31, 2025, 2024 and 2023 was $1.8 million, $0.3 million and $0.5 million, respectively. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.
Total compensation cost not yet recognized for nonvested stock options outstanding as of December 31, 2025 is approximately $4.3 million and is expected to be recognized over a remaining weighted-average period of 1.8 years. Cash proceeds from stock options exercised and tax benefits related to stock options exercised were $3.2 million and $0.4 million for the year ended December 31, 2025, respectively. The Company issues new shares of common stock upon exercise of stock options and vesting of restricted common stock awards.
The following table summarizes activity in performance unit awards as of and for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	277,028	$183.16
Granted	232,976	86.91
Vested	(75,950)	187.60
Forfeited	(30,214)	116.06
Nonvested, end of period	403,840	131.76

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The weighted average grant date fair value of performance unit awards granted in the years ended December 31, 2025, 2024 and 2023 was $20.2 million, $21.8 million and $22.9 million, respectively. For all periods presented, half of the performance unit awards granted were based on the targeted return on invested capital (“ROIC Award”), while the other half were granted based on targeted market conditions (“TSR Award”). The fair value of each TSR Award was estimated on the date of grant using the Monte Carlo simulation model as these equity awards are tied to a service and market condition. The calculation used the following weighted-average assumptions:

	Year Ended December 31,
	2025	2024	2023
Volatility	52.48%	49.11%	50.41%
Risk-free interest rate	3.97%	4.41%	4.51%
The weighted average fair value of performance unit awards that vested during the years ended December 31, 2025, 2024 and 2023 was $5.9 million, $9.5 million and $17.2 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested performance unit awards outstanding as of December 31, 2025 is approximately $16.2 million, calculated based on current expectation of specific performance criteria, and is expected to be recognized over a remaining weighted-average period of approximately 1.5 years. Each performance unit represents one share of common stock.
The following table summarizes activity in non-performance based restricted stock and restricted stock unit awards as of and for the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, beginning of period	206,582	$152.75
Granted	243,613	74.10
Vested	(138,285)	131.77
Forfeited	(33,969)	104.99
Nonvested, end of period	277,941	100.27
The weighted average grant date fair value of restricted stock and restricted stock unit awards granted in the years ended December 31, 2025, 2024 and 2023 was $18.1 million, $15.4 million and $19.4 million, respectively. The weighted average fair value of restricted stock and restricted stock unit awards that vested in the years ended December 31, 2025, 2024 and 2023 was $14.5 million, $10.0 million and $38.8 million, respectively, based on the closing prices of our common stock on the dates of vesting. Total compensation cost not yet recognized for nonvested, non-performance based restricted stock and restricted stock units as of December 31, 2025 is approximately $12.5 million and is expected to be recognized over a remaining weighted-average period of 1.6 years. The fair value of the non-performance based restricted stock and restricted stock units was estimated on the date of grant adjusted for a dividend factor, if necessary.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20—Income Taxes:
Income before income taxes and equity in net income of unconsolidated investments, and current and deferred income tax expense (benefit) are composed of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Income before income taxes and equity in net income of unconsolidated investments:
Domestic	$(624,724)	$201,266	$(461,897)
Foreign	72,651	(1,965,091)	708,635
Total	$(552,073)	$(1,763,825)	$246,738
Current income tax expense (benefit):
Federal	$(11,226)	$212,542	$(54,250)
State	1,683	(450)	(3,395)
Foreign	85,255	105,399	387,045
Total	$75,712	$317,491	$329,400
Deferred income tax expense (benefit):
Federal	$53,058	$(172,464)	$(8,545)
State	21,183	1,523	(4,154)
Foreign	6,928	(59,465)	113,576
Total	$81,169	$(230,406)	$100,877

Total income tax expense	$156,881	$87,085	$430,277

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Following the adoption and prospective application of Accounting Standards Update (“ASU”) 2023-09, the reconciliation of the U.S. federal statutory rate to the effective income tax rate for the year ended December 31, 2025 is as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
	$	%
Federal statutory rate	$(115,935)	21.0%
State and local income tax, net of federal tax effect(a)	22,513	(4.1)
Foreign tax effects:
China
Statutory tax rate difference	5,318	(1.0)
Change in valuation allowance	8,692	(1.6)
Other	(2,885)	0.5
Chile
Statutory tax rate difference	2,200	(0.4)
State and local income tax (mining tax)	7,066	(1.3)
Non-deductible payments	7,265	(1.3)
Other	2,430	(0.4)
Jordan
Statutory tax rate difference	3,580	(0.6)
Tax rate incentive	(28,639)	5.2
Netherlands
Statutory tax rate difference	(7,929)	1.4
Non-deductible goodwill impairment	46,712	(8.4)
Pillar two tax impact	10,855	(2.0)
Return to provision	(7,860)	1.4
Other	(3,487)	0.6
United Kingdom
Non-deductible payments	16,858	(3.1)
Other	2,752	(0.5)
Other foreign jurisdictions	15,103	(2.7)
Effect of cross-border tax laws:
Subpart F income	5,573	(1.0)
Outside basis difference	(79,899)	14.5
Tax credits:
Research and development	(1,748)	0.3
Change in valuation allowance	192,584	(34.9)
Non-taxable or non-deductible items:
Long-lived asset impairment	51,576	(9.3)
Section 162(m) limitation	7,876	(1.4)
Other, net	(2,413)	0.5
Change in unrecognized tax benefits	(1,277)	0.2
Effective income tax rate	$156,881	(28.4)%
(a)State taxes in Louisiana and Pennsylvania made up the majority (greater than 50%) of the tax effect in this category.
The reconciliation of the U.S. federal statutory rate to the effective income tax rate for the years ended December 31, 2024 and 2023 is as follows:

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.0%	21.0%
State taxes, net of federal tax effect	—	(2.8)
Change in valuation allowance(a)	(26.0)	98.8
Impact of foreign earnings, net(b)	3.3	7.7
Global intangible low tax inclusion	—	4.2
Section 162(m) limitation	(0.3)	4.4
Subpart F income	(0.3)	(1.9)
Stock-based compensation	—	(3.9)
Depletion	0.3	(2.4)
U.S. federal return to provision	0.1	(6.1)
Change in unrecognized tax benefits(c)	(2.1)	39.1
Legal accrual	—	18.6
Other, net	(0.9)	(2.3)
Effective income tax rate	(4.9)%	174.4%
(a)Our statutory rate is decreased by our share of the income of JBC, a Free Zones company under the laws of the Hashemite Kingdom of Jordan. The applicable provisions of the Jordanian law, and applicable regulations thereunder, do not have a termination provision and the exemption is indefinite. As a Free Zones company, JBC is not subject to income taxes on the profits of products exported from Jordan, and currently, substantially all of the profits are from exports. This resulted in a rate benefit of 1.2%, and 20.1% for the years ended December 31, 2024 and 2023, respectively.
(b)Due to the Company being in a three-year cumulative loss position in China as of December 31, 2023, and Australia as of December 31, 2024, the year ended December 31, 2024 includes a valuation allowance of $271.0 million on current year losses in certain Chinese entities and the establishment of a valuation of $254.9 million on current year losses in the Company’s Australian entities. In addition, the year ended December 31, 2024 includes benefits of $70.1 million due to the release of a foreign valuation allowance due to changes in expected profitability.
(c)    The year ended December 31, 2024 includes a $37.0 million expense recorded for a current year tax reserve related to an uncertain tax position in Chile.
Following the adoption and prospective application of ASU 2023-09, income taxes paid (net of refunds) are composed of the following (in thousands):

Year Ended
December 31, 2025
Federal income taxes paid (net of refunds)	$23,459
State income taxes paid (net of refunds)(a)	(1,645)
Foreign
Australia	(33,377)
Belgium	(10,627)
Canada	7,762
Chile	113,485
China	5,784
Germany	13,825
Japan	12,427
Netherlands	3,712
Taiwan	10,195
Other	7,482
Total foreign income taxes paid (net of refunds)	130,668
Total income taxes paid (net of refunds)	$152,482
(a)Income taxes paid to state jurisdictions are individually immaterial.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred income tax assets and liabilities recorded on the consolidated balance sheets as of December 31, 2025 and 2024 consist of the following (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Accrued employee benefits	$34,045	$32,993
Operating loss carryovers	2,338,465	1,841,399
Pensions	17,360	17,148
Inventory reserves	12,221	27,974
Tax credit carryovers	15,333	11,228
Outside basis difference	83,646	—
Capitalized research and development	28,361	41,938
Lease liability	51,735	53,968
Other	24,818	62,406
Gross deferred tax assets	2,605,984	2,089,054
Valuation allowance	(2,107,936)	(1,736,456)
Deferred tax assets	498,048	352,598
Deferred tax liabilities:
Depreciation	(609,494)	(456,231)
Intangibles	(41,757)	(49,676)
Right of use asset	(47,414)	(48,951)
Outside basis difference	—	(51,971)
Other	(150,116)	(50,190)
Deferred tax liabilities	(848,781)	(657,019)

Net deferred tax liabilities	$(350,733)	$(304,421)
Classification in the consolidated balance sheets:
Noncurrent deferred tax assets	$17,542	$53,608
Noncurrent deferred tax liabilities	(368,275)	(358,029)
Net deferred tax liabilities	$(350,733)	$(304,421)
Changes in the balance of our deferred tax asset valuation allowance are as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$(1,736,456)	$(1,349,924)	$(1,087,505)
Additions	(394,829)	(519,169)	(262,469)
Deductions	20,092	132,637	50
Reclass to assets held for sale	3,257	—	—
Balance at December 31	$(2,107,936)	$(1,736,456)	$(1,349,924)
At December 31, 2025, the Company had approximately $15.3 million of domestic credits available to offset future payments of income taxes, expiring in varying amounts between 2026 and 2046. The Company has established full valuation allowances for those domestic credits since it believes that it is more likely than not that the related deferred tax assets will not be realized.
At December 31, 2025, the Company has, on a pre-tax basis, domestic federal and state net operating losses of $1.3 billion, which have pre-tax valuation allowances of $1.3 billion established. $297.2 million of these domestic net operating losses expire between 2026 and 2042 and $1.0 billion have no expiration date. In addition, the Company has, on a pre-tax basis, $8.6 billion of foreign net operating losses, which have pre-tax valuation allowances for $8.5 billion established. $636.5 million of these foreign net operating losses expire in 2028, $1.3 billion expire in 2029, $20.8 million expire in 2030, $2.9 billion expire in 2035, $229.3 million expire in 2036, $21.8 million expire in 2037, $752.6 million expire in 2042 and $2.6 billion have an indefinite life. The Company has established valuation allowances for these deferred tax assets since it believes that it is

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

more likely than not that the related deferred tax assets will not be realized. For the same reason, the Company established pre-tax valuation allowances of $555.7 million for federal, state and foreign deferred tax assets unrelated to net operating losses. The realization of the deferred tax assets is dependent on the generation of sufficient taxable income in the appropriate tax jurisdictions. Although realization is not assured, the Company believes it is more likely than not that the remaining deferred tax assets will be realized. However, the amount considered realizable could be reduced if estimates of future taxable income change.
The TCJA imposed a mandatory transition tax on accumulated foreign earnings and generally eliminated U.S. taxes on foreign subsidiary distribution with the exception of foreign withholding taxes and other foreign local tax. The Company generally does not provide for taxes related to its undistributed earnings its foreign subsidiaries and joint ventures because such earnings either would not be taxable when remitted or they are considered to be indefinitely reinvested. If in the foreseeable future, the Company can no longer demonstrate that these earnings are indefinitely reinvested, a deferred tax liability will be recognized. A determination of the amount of the unrecognized deferred tax liability related to these undistributed earnings is not practicable due to the complexity and variety of assumptions necessary based on the manner in which the undistributed earnings would be repatriated.
Liabilities related to uncertain tax positions were $259.2 million and $259.6 million at December 31, 2025 and 2024, respectively, inclusive of interest and penalties of $65.4 million and $71.0 million at December 31, 2025 and 2024, respectively, and are reported in Other noncurrent liabilities as provided in Note 14, “Other Noncurrent Liabilities.” These liabilities at December 31, 2025 and 2024 were reduced by $75.8 million and $74.8 million, respectively, for offsetting benefits from the corresponding effects of potential transfer pricing adjustments, state and local income taxes, and rate arbitrage related to foreign structure. These offsetting benefits are recorded in Other assets as provided in Note 9, “Other Assets.” The resulting net liability of $118.0 million, excluding interest and penalties, as of December 31, 2025 would favorably affect earnings if recognized and released, as would the net liability of $113.8 million, excluding interest and penalties, have as of December 31, 2024.
The liabilities related to uncertain tax positions, exclusive of interest, were $193.8 million and $188.8 million at December 31, 2025 and 2024, respectively. The following is a reconciliation of our total gross liability related to uncertain tax positions for 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Balance at January 1	$188,826	$178,785	$72,162
Additions for tax positions related to prior years	—	31	6,216
Additions for tax positions related to current year	5,653	10,989	101,179
Lapses in statutes of limitations/settlements	(547)	(1,038)	(770)
Foreign currency translation adjustment	(132)	59	(2)
Balance at December 31	$193,800	$188,826	$178,785
The Company is subject to income taxes in the U.S. and numerous foreign jurisdictions. Due to the statute of limitations, the Company is no longer subject to U.S. federal income tax audits by the Internal Revenue Service (“IRS”) for years prior to 2022. Due to the statute of limitations, the Company is also no longer subject to U.S. state income tax audits prior to 2019.
With respect to jurisdictions outside the U.S., several audits are in process. The Company has audits ongoing for the years 2017 through 2024 related to Australia, Belgium, Canada, Chile and Germany, some of which are for entities that have since been divested.
While the Company believes it has adequately provided for all tax positions, amounts asserted by taxing authorities could be greater than our accrued position. Accordingly, additional provisions on federal and foreign tax-related matters could be recorded in the future as revised estimates are made or the underlying matters are settled or otherwise resolved.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21—Earnings Per Share:
Basic and diluted (loss) earnings per share are calculated as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Basic (loss) earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(510,628)	$(1,179,449)	$1,573,476
Mandatory convertible preferred stock dividends	(166,750)	(136,647)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(677,378)	$(1,316,096)	$1,573,476
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,664	117,516	117,317
Basic (loss) earnings per share	$(5.76)	$(11.20)	$13.41
Diluted (loss) earnings per share
Numerator:
Net (loss) income attributable to Albemarle Corporation	$(510,628)	$(1,179,449)	$1,573,476
Mandatory convertible preferred stock dividends	(166,750)	(136,647)	—
Net (loss) income attributable to Albemarle Corporation common shareholders	$(677,378)	$(1,316,096)	$1,573,476
Denominator:
Weighted-average common shares for basic (loss) earnings per share	117,664	117,516	117,317
Incremental shares under stock compensation plans	—	—	449
Weighted-average common shares for diluted (loss) earnings per share	117,664	117,516	117,766
Diluted (loss) earnings per share	$(5.76)	$(11.20)	$13.36
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted (loss) earnings per share because their effect would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2025	2024	2023
Shares assuming the conversion of the mandatory convertible preferred stock	20,709	16,932	—
Shares under the stock compensation plan	1,413	1,064	158
Included in the calculation of basic (loss) earnings per share are unvested restricted stock awards that contain nonforfeitable rights to dividends. At December 31, 2025, there were 13,625 unvested shares of restricted stock awards outstanding.
We have the authority to issue 15,000,000 shares of preferred stock in one or more classes or series. As of December 31, 2025, 2,300,000 shares of preferred stock have been issued.
In November 2016, our Board of Directors authorized an increase in the number of shares the Company is permitted to repurchase under our share repurchase program, pursuant to which the Company is now permitted to repurchase up to a maximum of 15,000,000 shares, including those previously authorized but not yet repurchased.
There were no shares of the Company’s common stock repurchased during the years ended December 31, 2025, 2024 or 2023. As of December 31, 2025, there were 7,396,263 remaining shares available for repurchase under the Company’s authorized share repurchase program.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

accompanying consolidated balance sheets approximates fair value as substantially all of such debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

	December 31,
	2025		2024
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$3,207,210	$3,112,590	$3,532,713	$3,332,064
During the fourth quarter of 2019, we entered into a foreign currency forward contract to hedge the cash flow exposure of non-functional currency purchases during the construction of the Kemerton plant in Australia. This derivative financial instrument is used to manage risk and is not used for trading or other speculative purposes. This foreign currency forward contract has been designated as a hedging instrument under ASC 815, Derivatives and Hedging. As a result of the actions taken at Kemerton Trains 3 and 4 during 2024, the Company dedesignated the remaining hedged foreign currency forward contracts. The Company recorded a loss in Other income, net of $26.1 million during the year ended December 31, 2024 from the reclassification of the hedged balance from Accumulated other comprehensive loss. The balance of the settled hedged foreign currency forward contracts associated with the construction of Kemerton Trains 1 and 2 assets that had been placed into service will be reclassified to earnings over the life of the related assets.
In connection with our risk management strategies, we also enter into other derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At December 31, 2025 and 2024, we had outstanding non-designated derivative financial instruments with notional values totaling $2.4 billion and $6.9 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At December 31, 2025, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets at December 31, 2025 and 2024 (in thousands):

	December 31,
	2025		2024
	Assets	Liabilities	Assets	Liabilities
Not designated as hedging instruments
Other current assets	$2,163	$—	$4,347	$—
Accrued expenses	—	4,781	—	6,586
Other noncurrent liabilities	—	—	—	4,766
Total not designated as hedging instruments	$2,163	$4,781	$4,347	$11,352
The following table summarizes the net (losses) gains recognized for our derivative financial instruments during the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Designated as hedging instruments:
(Loss) gain recognized in Other comprehensive income (loss)	$(194)	$(28,701)	$5,986
Gain (loss) recognized in Other income, net	$234	$(25,766)	$135
Not designated as hedging instruments:
Gain (loss) recognized in Other income, net(a)	$118,802	$(14,728)	$213,378
(a)Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In addition, for the years ended December 31, 2025, 2024 and 2023, we recorded net cash receipts (settlements) of $114.2 million, ($9.8) million and $218.0 million, respectively, in Proceeds (payments) from settlement of foreign currency forward contracts, net, in our consolidated statements of cash flows.
Unrealized gains and losses related to the cash flow hedges are reclassified to earnings over the life of the related assets that had been placed into service.
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

We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Investments under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Public equity securities(b)	$29,047	$29,047	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,515	$—	$—	$—
Derivative financial instruments(e)	$2,163	$—	$2,163	$—
Liabilities:
Obligations under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Derivative financial instruments(e)	$4,781	$—	$4,781	$—

	December 31, 2024	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)
Assets:
Available for sale debt securities(f)	$313,991	$—	$—	$313,991
Investments under executive deferred compensation plan(a)	$38,243	$38,243	$—	$—
Public equity securities(b)	$17,910	$17,910	$—	$—
Private equity securities measured at net asset value(c)(d)	$4,472	$—	$—	$—
Derivative financial instruments(e)	$4,347	$—	$4,347	$—
Liabilities:
Obligations under executive deferred compensation plan(a)	$38,243	$38,243	$—	$—
Derivative financial instruments(e)	$11,352	$—	$11,352	$—

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
(f)Preferred equity of a Grace subsidiary acquired as a portion of the proceeds of the FCS sale on June 1, 2021. A third-party estimate of the fair value was prepared using expected future cash flows over the period up to when the asset was likely to be redeemed, applying a discount rate that appropriately captures a market participant’s view of the risk associated with the investment. These were considered to be Level 3 inputs. In June 2025, the Company redeemed the preferred equity and we derecognized the investment from the consolidated balance sheet. See Note 8, “Investments,” for further details.
The following tables set forth the reconciliation of the beginning and ending balance for the Level 3 recurring fair value measurements (in thousands):

	Available for Sale Debt Securities
	Year Ended December 31,
	2025	2024
Beginning balance	$313,991	$289,307
PIK dividends	19,830	36,311
Cash received for tax liability	(7,820)	(11,627)
Cash proceeds from redemption of preferred equity	(288,000)	—
Realized loss from redemption of preferred equity	(38,001)	—
Ending balance	$—	$313,991

NOTE 24—Related Party Transactions:
Our consolidated statements of (loss) income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Sales to unconsolidated affiliates	$16,344	$30,090	$35,676
Purchases from unconsolidated affiliates(a)	$585,402	$643,293	$3,652,784
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture. The decrease from 2024 and 2023 primarily related to lower lithium market prices.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	December 31,
	2025	2024
Receivables from unconsolidated affiliates	$2,643	$11,950
Payables to unconsolidated affiliates(a)	$134,369	$150,432
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
In 2025, the Company signed definitive agreements to divest the controlling ownership interest of its Refining Solutions business and its remaining ownership interest in the Eurecat S.A. joint venture, both within the Ketjen segment. The Eurecat S.A. transaction was completed on January 23, 2026 and the Company expects the Refining Solutions business transaction to be completed in the first quarter of 2026, subject to customary closing conditions. Upon completion of that transaction, the Company will retain its PCS business and a 49% ownership interest in the Refining Solutions business. Until the Refining Solutions transaction is completed, the Company will continue to report the results of these businesses within the Ketjen reportable segment.
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
The CODM uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing performance of the segment. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, gains or losses on the fair value of public equity securities, restructuring charges and asset write-offs, facility divestiture charges, certain litigation and arbitration costs and charges, goodwill and long-lived asset impairment charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company and aligns the information presented to various stakeholders.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly reviewed by the CODM for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Energy Storage	Specialties	Ketjen	Total Segments
Year Ended December 31, 2025
Net sales(a)	$2,710,035	$1,366,435	$1,066,263	$5,142,733
Cost of goods sold(b)	(2,084,515)	(948,295)	(819,323)	(3,852,133)
Selling, general and administrative expenses(b)	(185,773)	(87,981)	(95,809)	(369,563)
Other segment items(c)	(7,785)	(9,002)	(26,962)	(43,749)
Equity in net income of unconsolidated investments(d)	265,253	—	26,229	291,482
Net income attributable to noncontrolling interests	—	(45,418)	—	(45,418)
Adjusted EBITDA by segment	$697,215	$275,739	$150,398	$1,123,352
Year Ended December 31, 2024
Net sales(a)	$3,015,121	$1,325,983	$1,036,422	$5,377,526
Cost of goods sold(b)	(2,992,566)	(935,017)	(810,319)	(4,737,902)
Selling, general and administrative expenses(b)	(249,805)	(93,533)	(90,653)	(433,991)
Other segment items(c)	(25,101)	(25,676)	(26,852)	(77,629)
Equity in net income of unconsolidated investments(d)	1,009,891	—	22,468	1,032,359
Net income attributable to noncontrolling interests	—	(43,253)	—	(43,253)
Adjusted EBITDA by segment	$757,540	$228,504	$131,066	$1,117,110
Year Ended December 31, 2023
Net sales(a)	$7,078,998	$1,482,425	$1,055,780	$9,617,203
Cost of goods sold(b)	(6,205,403)	(961,177)	(847,018)	(8,013,598)
Selling, general and administrative expenses(b)	(266,190)	(100,173)	(94,387)	(460,750)
Other segment items(c)	(22,632)	(25,719)	(30,972)	(79,323)
Equity in net income of unconsolidated investments(d)	2,596,820	—	20,469	2,617,289
Net income attributable to noncontrolling interests	—	(96,850)	—	(96,850)
Adjusted EBITDA by segment	$3,181,593	$298,506	$103,872	$3,583,971
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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2025	2024	2023
Total segment adjusted EBITDA	$1,123,352	$1,117,110	$3,583,971
Corporate expenses, net	(25,359)	22,668	(37,983)
Depreciation and amortization	(658,678)	(588,638)	(429,944)
Interest and financing expenses(a)	(207,651)	(165,619)	(116,072)
Income tax expense	(156,881)	(87,085)	(430,277)
Proportionate share of Windfield income tax expense(b)	(94,549)	(299,193)	(779,703)
Gain on change in interest in properties/sale of business, net(c)	—	—	71,190
Acquisition and integration related costs(d)	(8,303)	(6,223)	(26,767)
Restructuring charges and asset write-offs(e)	(7,893)	(1,180,806)	(9,491)
Goodwill impairment(f)	(181,070)	—	(6,765)
Long-lived asset impairment(g)	(245,600)	—	—
Non-operating pension and OPEB items	(17,710)	11,335	7,971
Gain (loss) in fair value of public equity securities(h)	11,137	(70,758)	(44,732)
Legal accrual(i)	—	—	(218,510)
Other(j)	(41,423)	67,760	10,588
Net (loss) income attributable to Albemarle Corporation	$(510,628)	$(1,179,449)	$1,573,476
(a)Includes a loss on early extinguishment of debt of $7.5 million for the year ended December 31, 2025. See Note 12, “Long-term Debt,” for additional information.
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
(e)See Note 17, “Restructuring Charges and Asset Write-offs,” for further details.
(f)See Note 2, “Divestitures,” and Note 10, “Goodwill and Other Intangibles,” for further details.
(g)See Note 2, “Divestitures,” for further details.
(h)Represents the net change in fair value of investments in public equity securities for the years ended December 31, 2025 and 2023, recorded in Other income, net. The year ended December 31, 2024 included losses of $37.0 million and $33.7 million, recorded in Other income, net, resulting from the net change in fair value of investments in public equity securities and the sale of investments in public equity securities, respectively.
(i)Loss recorded in SG&A for the agreements to resolve a previously disclosed legal matter with the DOJ and SEC during the year ended December 31, 2023. See Note 15, “Commitments and Contingencies,” for further details.
(j)Included amounts for the year ended December 31, 2025 recorded in:
•Cost of goods sold - $4.8 million related to the write-off of assets damaged in a severe weather incident in Jordan.
•SG&A - $9.2 million related to the write-off of assets damaged in a severe weather incident in Jordan, $3.1 million of severance expenses not related to a restructuring plan, $2.2 million related to the write-off of certain fixed assets, $2.0 million of expenses related to certain historical legal matters and $1.4 million of expenses related to the redemption of preferred equity in a Grace subsidiary, partially offset by $13.3 million of gains from the sale of assets not part of our production operations.
•Other income, net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary, $14.3 million loss related to the sale of our ownership interest in the Nippon Aluminum Alkyls joint venture and $1.9 million of charges for asset retirement obligations at a site not part of our operations, partially offset by $19.8 million of income from PIK dividends of the preferred equity in a Grace subsidiary prior to redemption and a $2.4 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the year ended December 31, 2024 recorded in:
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
Identifiable assets by segment as of December 31, 2025, 2024 and 2023 were as follows (in thousands):

	December 31,
	2025	2024	2023
Assets:
Energy Storage	$11,086,694	$11,285,847	$13,246,412
Specialties	2,067,191	1,843,564	1,696,307
Ketjen(a)	1,146,671	1,426,189	1,355,743
Total segment assets	14,300,556	14,555,600	16,298,462
Corporate	2,073,655	2,054,049	1,972,190
Total assets	$16,374,211	$16,609,649	$18,270,652
(a)Ketjen assets include the Refining Solutions business assets reported as held for sale on the consolidated balance sheet, the investment in Eurecat joint venture divested on January 23, 2026 and the PCS business assets.
Additional segment information for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization:
Energy Storage	$497,903	$434,916	$258,436
Specialties	105,390	95,043	86,673
Ketjen	46,504	51,488	76,023
Total segment depreciation and amortization	649,797	581,447	421,132
Corporate	8,881	7,191	8,812
Total depreciation and amortization	$658,678	$588,638	$429,944
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$184,669	$705,378	$1,822,620
Ketjen	26,229	22,468	20,469
Total segment equity in net income of unconsolidated investments (net of tax)	210,898	727,846	1,843,089
Corporate(a)	32,846	(12,413)	10,993
Total equity in net income of unconsolidated investments (net of tax)	$243,744	$715,433	$1,854,082
Capital expenditures:
Energy Storage(b)	$284,100	$1,225,748	$1,757,701
Specialties	171,243	257,673	214,039
Ketjen	120,161	163,921	132,510
Total segment capital expenditures	575,504	1,647,342	2,104,250
Corporate	14,297	33,187	50,292
Total capital expenditures	$589,801	$1,680,529	$2,154,542
(a)Corporate equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture.

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(b)Energy Storage capital expenditures for the years ended December 31, 2024 and 2023 include adjustments to correct previously identified immaterial errors. See Note 1, “Summary of Significant Accounting Policies,” for further details.
The following table summarizes the Company’s net sales by geographic area for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net Sales(a):
United States	$890,498	$901,870	$930,838
South Korea	789,547	912,376	3,125,372
China	2,026,293	1,961,143	2,851,809
Japan	359,631	589,268	1,396,360
Other(b)	1,076,764	1,012,869	1,312,824
Total	$5,142,733	$5,377,526	$9,617,203
(a)Net sales are attributed to countries based upon shipments to final destination.
(b)Net sales to any other country are individually immaterial.
During the years ended December 31, 2025 and 2024, no customer represented greater than 10% of the Company’s consolidated net sales. During the year ended December 31, 2023, one customer in the Energy Storage business represented approximately 12% of the Company’s consolidated net sales.
The following table summarizes the Company’s long-lived assets by geographic area for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	As of December 31,
	2025	2024	2023
		(In thousands)
Long-Lived Assets(a):
United States	$1,810,967	$2,134,371	$1,912,243
Australia	3,895,577	3,943,847	4,610,963
Chile	2,167,720	2,253,647	2,258,619
China	990,536	966,785	819,119
Jordan	327,439	309,148	292,870
Netherlands	—	177,587	186,963
Germany	111,946	90,367	91,979
France	68,285	59,815	56,876
Brazil	—	29,733	33,730
Other foreign countries	59,673	92,655	87,489
Total	$9,432,143	$10,057,955	$10,350,851
(a)    Long-lived assets are comprised of the Company’s Property, plant and equipment and joint ventures included in Investments. The balances of long-lived assets as of December 31, 2025 exclude assets held for sale.

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

Albemarle Corporation and Subsidiaries
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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
Changes in Internal Control over Financial Reporting
No changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
On October 25, 2025, Albemarle determined that the Refining Solutions business met the criteria to be classified as held for sale in Albemarle’s consolidated financial statements. Upon classification as held for sale, the Refining Solutions business is measured at the lower of its carrying amount or its fair value less costs to sell. In connection with, and using the key terms of the divestiture agreement through the filing date of its Annual Report on Form 10-K for the year ended December 31, 2025, the Company performed a valuation analysis of the fair value of the Refining Solutions business. As a result, the Company recorded a pre-tax $245.6 million non-cash long-lived asset impairment charge to reduce the carrying amount of the Refining Solutions business to its fair value less costs to sell during the year ended December 31, 2025. The fair value of the Refining Solutions business was measured using the Black-Scholes option-pricing model using key assumptions such as equity volatility, a risk-free rate and certain terms of the agreement. The considerations used are based on current terms, estimates and assumptions and may change as the transactions progress, which could affect the carrying amount reported for the Refining Solutions reporting unit and could result in future impairment charges in the consolidated financial statements.
In connection with the Company’s ongoing review of its cost and operating structure, on February 6, 2026 the Company determined it will put Kemerton Train 1 into care and maintenance. As a result, the Company expects to record cash-related charges primarily in 2026 in the range of approximately $150 million to $225 million, of which approximately $75 million to $90 million consists of decommissioning costs and approximately $20 million to $30 million of asset disposal costs, with the remainder related to contract cancellation costs, severance and other associated charges resulting from placing Kemerton Train 1 into care and maintenance (the “Cost Actions”). The Company’s estimated range of the charges for these Cost Actions takes into account initial estimates for these activities and could change as the actions progress. The majority of the Cost Actions associated with these charges are expected to be completed in 2026, with the remainder expected to be completed in 2027.

Item 9C.	Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.
NONE

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Item 10 will be contained in the proxy statement for the Company’s 2026 Annual Meeting of the Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference. See “Executive Officers of the Registrant” appearing after Item 4 in Part I of this Annual Report for information regarding executive officers of the Company.
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

Albemarle Corporation and Subsidiaries

New York Stock Exchange Certifications
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our Chief Executive Officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our Chief Executive Officer made his annual certification to that effect to the NYSE as of May 28, 2025. In addition, we have filed, as exhibits to this Annual Report on Form 10-K, the certifications of our principal executive officer and principal financial officer required under Sections 906 and 302 of the Sarbanes-Oxley Act of 2002 to be filed with the Securities and Exchange Commission regarding the quality of our public disclosure.
Additional information will be contained in the Proxy Statement and is incorporated herein by reference.

Item 11.	Executive Compensation.
The information required by this Item 11 will be contained in the 2026 Proxy Statement and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item 12 will be contained in the 2026 Proxy Statement and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item 13 will be contained in the 2026 Proxy Statement and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.
The information required by this Item 14 will be contained in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 on pages 85 to 145:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of (Loss) Income, Comprehensive (Loss) Income, Changes in Equity and Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
(a)(2) No financial statement schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K pursuant to Item 601 of Regulation S-K:

Albemarle Corporation and Subsidiaries

2.1
Stock Purchase Agreement, by and among Albemarle Corporation, Ketjen Corporation and ChemCat AcquisitionCo, LLC, dated as of October 25, 2025 [filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 27, 2025 and incorporated herein by reference].

3.1
Amended and Restated Articles of Incorporation of Albemarle Corporation [restated electronically for SEC filing purposes only] [filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (No. 1-12658), and incorporated herein by reference].

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

4.7	Form of 3.450% Note due 2029 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.8	Form of 1.625% Note due 2028 [filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on November 25, 2019, and incorporated herein by reference].

4.9	Form of 4.650% Senior Notes due 2027 [filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 13, 2022, and incorporated herein by reference].

4.10	Form of 5.050% Senior Notes due 2032 [filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 13, 2022, and incorporated herein by reference].

4.11	Form of 5.650% Senior Notes due 2052 [filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on May 13, 2022, and incorporated herein by reference].

4.12	Description of Securities [filed as Exhibit 4.13 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

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

Albemarle Corporation and Subsidiaries

10.16#
Form of Notice of Special Retention Restricted Stock Unit Award under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 2, 2022, and incorporated herein by reference].

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

10.22#
Form of Stock Option Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on April 30, 2025, and incorporated herein by reference].

10.23#
Form of Performance Unit Award Agreement under the Albemarle 2017 Incentive Plan [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on April 30, 2025, and incorporated herein by reference].

10.24#
Form of Annual Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on April 30, 2025, and incorporated herein by reference].

10.25#
Form of Special Restricted Stock Unit Award Agreement under the Albemarle Corporation 2017 Incentive Plan [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on April 30, 2025, and incorporated herein by reference].

10.26#
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

10.29#
Third Amendment to the Albemarle Corporation Supplemental Executive Retirement Plan, dated December 2, 2013 [filed as Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.30#
Albemarle Corporation Severance Pay Plan, as revised effective as of December 13, 2006 [filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.31#
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

10.33#
Form of Amendment to Severance Compensation Agreement [filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.34#
Form of Executive Change in Control Agreement [filed as Exhibit 10.30 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (No. 1-12658), and incorporated herein by reference].

10.35#
Amended and Restated Albemarle Corporation Benefits Protection Trust, effective as of December 13, 2006 [filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on December 18, 2006, and incorporated herein by reference].

10.36#
Albemarle Corporation Employee Relocation Policy [filed as Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008 (No. 1-12658), and incorporated herein by reference].

10.37#
Amended and Restated Albemarle Corporation Executive Deferred Compensation Plan, effective as of January 1, 2013 [filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.38#
First Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 14, 2014 [filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (No. 1-12658), and incorporated herein by reference].

10.39#
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

10.41#
Fourth Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of December 17, 2015 [filed as Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (No. 1-12658), and incorporated herein by reference].

10.42#
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

10.44#
Seventh Amendment to the Albemarle Corporation Executive Deferred Compensation Plan, dated as of November 9, 2017 [filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

10.45#
Amended and Restated Executive Employment Agreement, dated March 15, 2023, between the Company and J. Kent Masters [filed as Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 3, 2023, and incorporated herein by reference].

10.46#
Amended and Restated Severance Compensation Agreement, dated March 15, 2023, between the Company and J. Kent Masters [filed as Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on May 3, 2023, and incorporated herein by reference].

10.47#
Amended and Restated Executive Employment Agreement, dated July 30, 2025, between the Company and J. Kent Masters [filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 5, 2025, and incorporated herein by reference].

10.48#
Amended and Restated Severance Compensation Agreement, dated July 30, 2025, between the Company and J. Kent Masters [filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 5, 2025, and incorporated herein by reference].

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

10.52
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

10.54#
Albemarle Corporation Amended and Restated Compensation Recoupment and Forfeiture Policy, effective as of December 1, 2023 [filed as Exhibit 10.54 to the Company’s Annual Report on Form 10-K (No. 1-12658) filed on February 15, 2024 and incorporated herein by reference].

10.55#
Albemarle Corporation Executive Officer Severance Plan, effective July 22, 2025 (as amended October 27, 2025) [filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 5, 2025 and incorporated herein by reference].

10.56#
Ketjen Corporation Amended and Restated Cumulative Free Cash Flow Incentive Plan [filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 5, 2025 and incorporated herein by reference].

10.57#
Ketjen Corporation Amended and Restated Transaction Value Plan [filed as Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (No. 1-12658) filed on November 5, 2025 and incorporated herein by reference].

19
Albemarle Corporation Insider Trading Policy, effective as of October 4, 2024 [filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (No. 1-12658), and incorporated herein by reference].

Albemarle Corporation and Subsidiaries

21.1*	Subsidiaries of the Company.

23.1*	Consent of PricewaterhouseCoopers LLP.

23.2*	Consent of SRK Consulting (U.S), Inc. regarding lithium reserves and resources.

23.3*	Consent of Fastmarkets Group Limited regarding market studies for lithium reserves and resources.

23.4*	Consent of SLR International Corporation regarding lithium reserves and resources.

23.5*	Consent of RPS Energy Canada Ltd regarding bromine reserves and resources.

23.6*	Consent of RESPEC Company, LLC regarding bromine reserves and resources.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

96.1*	SEC Technical Report Summary, Greenbushes Mine, Western Australia, prepared by SLR USA Advisory Inc., dated February 11, 2026.

96.2*	SEC Technical Report Summary, Wodgina Operation, Western Australia, prepared by SLR USA Advisory Inc., dated February 11, 2026.

96.3*	SEC Technical Report Summary, Prefeasibility Study, Salar de Atacama Region II, Chile, prepared by SRK Consulting (U.S), Inc., dated February 9, 2026.

96.4
SEC Technical Report Summary Prefeasibility Study, Silver Peak Lithium Operation, Nevada, USA, prepared by SRK Consulting (U.S), Inc., dated February 8, 2025 [filed as Exhibit 96.4 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on February 12, 2025 and incorporated herein by reference].

96.5*	SEC Technical Report Summary for Jordan Bromine Operation, prepared by RESPEC Consulting Inc., dated February 5, 2026.

96.6*	SEC Technical Report Summary for Magnolia Field Bromine Reserves, prepared by RPS Energy Canada Ltd, dated February 11, 2026.

97
Albemarle Corporation Incentive-Based Compensation Recovery Policy, effective as of December 1, 2023 [filed as Exhibit 97 to the Company’s Annual Report on Form 10-K (No. 1-12658) filed on February 15, 2024 and incorporated herein by reference].

101*	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, furnished in XBRL (eXtensible Business Reporting Language)).

Albemarle Corporation and Subsidiaries

Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of (Loss) Income for the fiscal years ended December 31, 2025, 2024 and 2023, (ii) the Consolidated Statements of Comprehensive (Loss) Income for the fiscal years ended December 31, 2025, 2024 and 2023, (iii) the Consolidated Balance Sheets at December 31, 2025 and 2024, (iv) the Consolidated Statements of Changes in Equity for the fiscal years ended December 31, 2025, 2024 and 2023, (v) the Consolidated Statements of Cash Flows for the fiscal years ended December 31, 2025, 2024 and 2023 and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
(c) In accordance with Regulation S-X Rule 3-09, the financial statements of Windfield Holdings Pty. Ltd. (“Windfield”) for the year ended December 31, 2025, Windfield’s fiscal year end, will be filed by amendment to this Annual Report on Form 10-K on or before June 30, 2026.

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
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: February 11, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of February 11, 2026.

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