Form 10-K/A
period 2025-12-31
ALBEMARLE CORP
filed 2026-03-31
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-K/A
(Amendment No. 1)
________________________________________

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ No  ☒
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $7.4 billion based on the last reported sale price of common stock on June 30, 2025, the last business day of the registrant’s most recently completed second quarter.
Number of shares of common stock outstanding as of February 4, 2026: 117,847,220
Documents Incorporated by Reference
Portions of Albemarle Corporation’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders filed with the U.S. Securities and Exchange Commission on March 24, 2026 pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

On February 11, 2026, Albemarle Corporation (“Albemarle” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2025 with the Securities and Exchange Commission (the “Original Filing”).
This Amendment No. 1 to Form 10-K (“Amendment No. 1”) of Albemarle is being filed solely to amend Item 15(c) of Part IV of the Original Filing to include the separate financial statements of Windfield Holdings Pty Ltd (“Windfield”) as required under Rule 3-09 of Regulation S-X (“Rule 3-09”). The financial statements of Windfield for its fiscal year ended December 31, 2025 were not available at the time the Company filed the Original Filing. The required financial statements are now provided as Exhibit 99.1 to this Amendment No. 1.
Windfield was significant under Rule 3-09 for the fiscal year ended December 31, 2023, but not for the fiscal years ended December 31, 2025 and 2024. As a result, under Rule 3-09, we have included in this Amendment No. 1 unaudited consolidated financial statements for the fiscal years ended December 31, 2025 and 2024 and audited consolidated financial statements for the year ended December 31, 2023.
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
(a)(1) The following consolidated financial and informational statements of the registrant are included in Part II Item 8 of the Company’s Annual Report on Form 10-K filed on February 11, 2026:
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP, Charlotte, North Carolina, PCAOB ID 238)
Consolidated Balance Sheets as of December 31, 2025 and 2024
Consolidated Statements of Income, Comprehensive Income, Changes in Equity and Cash Flows for the years ended December 31, 2025, 2024 and 2023
Notes to the Consolidated Financial Statements
(a)(2) No Financial Statement Schedules are provided in accordance with Item 15(a)(2) as the information is either not applicable, not required or has been furnished in the Consolidated Financial Statements or Notes thereto.

(a)(3)	Exhibits

The following documents are filed as exhibits to this Annual Report on Form 10-K/A (Amendment No.1) pursuant to Item 601 of Regulation S-K. These exhibits should be read in conjunction with Item 15 of the Company’s Annual Report on Form 10-K filed on February 11, 2026:

*23.7	Consent of KPMG.

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.1	Financial Statements of Windfield Holdings Pty Ltd for the year ended December 31, 2025.

*101	Interactive Data Files (Annual Report on Form 10-K, for the fiscal year ended December 31, 2025, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
(c) The financial statements of Windfield Holdings Pty Ltd included in Exhibit 99.1 for the year ended December 31, 2025 are filed as part of Item 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2025 and should be read in conjunction with the Company's consolidated financial statements filed with the Company’s Annual Report on Form 10-K filed on February 11, 2026.

Albemarle Corporation and Subsidiaries

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION (Registrant)

By:	/S/ J. KENT MASTERS
(J. Kent Masters)
Chairman, President and Chief Executive Officer
Dated: March 31, 2026