Form 10-Q
period 2026-03-31
ALBEMARLE CORP
filed 2026-05-06
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended March 31, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of April 29, 2026: 117,934,651

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,428,731	$1,076,881
Cost of goods sold(a)	927,765	920,582
Gross profit	500,966	156,299
Selling, general and administrative expenses	137,406	123,502
Restructuring charges and asset write-offs	25,866	(1,063)
Research and development expenses	9,170	14,099
Loss on sale of business	95,018	—
Operating profit	233,506	19,761
Interest and financing expenses	(33,121)	(48,977)
Other income, net	53,810	10,250
Income (loss) before income taxes and equity in net income of unconsolidated investments	254,195	(18,966)
Income tax expense (benefit)	21,511	(3,978)
Income (loss) before equity in net income of unconsolidated investments	232,684	(14,988)
Equity in net income of unconsolidated investments (net of tax)	96,293	64,286
Net income	328,977	49,298
Net income attributable to noncontrolling interests	(9,886)	(7,950)
Net income attributable to Albemarle Corporation	319,091	41,348
Mandatory convertible preferred stock dividends	(41,688)	(41,688)
Net income (loss) attributable to Albemarle Corporation common shareholders	$277,403	$(340)

Basic earnings (loss) per share attributable to common shareholders	$2.35	$(0.00)
Diluted earnings (loss) per share attributable to common shareholders	$2.34	$(0.00)
Weighted-average common shares outstanding – basic	117,854	117,603
Weighted-average common shares outstanding – diluted	118,607	117,603
(a)Included purchases from related unconsolidated affiliates of $128.2 million and $119.8 million for the three-month periods ended March 31, 2026 and 2025, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net income	$328,977	$49,298
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	75,767	109,015
Cash flow hedge	(107)	(107)
Total other comprehensive income, net of tax	75,660	108,908
Comprehensive income	404,637	158,206
Comprehensive income attributable to noncontrolling interests	(9,851)	(7,932)
Comprehensive income attributable to Albemarle Corporation	$394,786	$150,274
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,089,809	$1,618,001
Trade accounts receivable, less allowance for credit losses (2026 – $4,580; 2025 – $4,578)	522,715	593,502
Other accounts receivable	136,767	105,110
Inventories	1,346,960	1,179,271
Other current assets	162,932	140,440
Current assets held for sale	—	371,815
Total current assets	3,259,183	4,008,139
Property, plant and equipment, at cost	11,822,899	11,768,840
Less accumulated depreciation and amortization	3,297,806	3,156,429
Net property, plant and equipment	8,525,093	8,612,411
Investments	1,022,707	900,926
Other assets	636,574	647,185
Goodwill	1,488,404	1,499,657
Other intangibles, net of amortization	207,617	214,233
Noncurrent assets held for sale	—	491,660
Total assets	$15,139,578	$16,374,211
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$677,151	$779,160
Accounts payable to related parties	256,630	134,369
Accrued expenses	452,927	521,831
Current portion of long-term debt	74,628	74,077
Dividends payable	61,456	61,387
Income taxes payable	53,139	35,467
Current liabilities held for sale	—	191,753
Total current liabilities	1,575,931	1,798,044
Long-term debt	1,807,203	3,119,464
Postretirement benefits	45,075	44,744
Pension benefits	115,451	117,361
Other noncurrent liabilities	1,118,508	1,084,892
Deferred income taxes	369,294	368,275
Noncurrent liabilities held for sale	—	59,970
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,886 in 2026 and 117,716 in 2025	1,179	1,178
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2026 and 2025	2,235,105	2,235,105
Additional paid-in capital	3,029,667	3,018,213
Accumulated other comprehensive loss	(259,112)	(334,807)
Retained earnings	4,843,335	4,613,676
Total Albemarle Corporation shareholders’ equity	9,850,174	9,533,365
Noncontrolling interests	257,942	248,096
Total equity	10,108,116	9,781,461
Total liabilities and equity	$15,139,578	$16,374,211
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2025	117,715,875	$1,178	2,300,000	$2,235,105	$3,018,213	$(334,807)	$4,613,676	$9,533,365	$248,096	$9,781,461
Net income							319,091	319,091	9,886	328,977
Other comprehensive income (loss)						75,695		75,695	(35)	75,660
Common stock dividends declared, $0.405 per common share							(47,744)	(47,744)	—	(47,744)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					6,477			6,477		6,477
Exercise of stock options	97,205	—			8,917			8,917		8,917
Issuance of common stock, net	122,039	1			(1)			—		—
Change in ownership interest of noncontrolling interest					—			—	(5)	(5)
Withholding taxes paid on stock-based compensation award distributions	(49,325)	—			(3,939)			(3,939)		(3,939)
Balance at March 31, 2026	117,885,794	$1,179	2,300,000	$2,235,105	$3,029,667	$(259,112)	$4,843,335	$9,850,174	$257,942	$10,108,116

Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net income							41,348	41,348	7,950	49,298
Other comprehensive income (loss)						108,926		108,926	(18)	108,908
Common stock dividends declared, $0.405 per common share							(47,648)	(47,648)	—	(47,648)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					7,502			7,502		7,502
Exercise of stock options	21,151	—			1,186			1,186		1,186
Issuance of common stock, net	106,073	1			(1)			—		—
Withholding taxes paid on stock-based compensation award distributions	(36,430)	—			(2,904)			(2,904)		(2,904)
Balance at March 31, 2025	117,650,568	$1,177	2,300,000	$2,235,105	$2,991,389	$(633,136)	$5,433,704	$10,028,239	$246,103	$10,274,342
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash and cash equivalents at beginning of year	$1,618,001	$1,192,230
Cash flows from operating activities:
Net income	328,977	49,298
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	157,805	161,754
Loss on sale of business	95,018	—
Gain on sale of equity investment	(42,300)	—
Stock-based compensation and other	7,883	6,966
Equity in net income of unconsolidated investments (net of tax)	(96,293)	(64,286)
Dividends received from unconsolidated investments and nonmarketable securities	—	60,335
Pension and postretirement expense	2,921	1,696
Pension and postretirement contributions	(3,204)	(5,196)
Unrealized loss on investments in marketable securities	5,137	5,331
Gain on early extinguishment of debt	(12,591)	—
Deferred income taxes	(1,005)	(5,669)
Working capital changes	(144,430)	(21,992)
Noncurrent liability changes and other, net	48,326	358,970
Net cash provided by operating activities	346,244	547,207
Cash flows from investing activities:
Capital expenditures	(98,676)	(182,624)
Proceeds from sale of businesses, net of cash sold	525,156	—
Proceeds from sale of investments	123,270	—
(Payments) proceeds from settlement of foreign currency forward contracts, net	(10,514)	50,245
Sales of marketable securities, net	1,785	3,381
Investments in equity investments and nonmarketable securities	(59)	(60)
Net cash provided by (used in) investing activities	540,962	(129,058)
Cash flows from financing activities:
Repayments of long-term debt and credit agreements	(1,296,595)	(9,615)
Proceeds from borrowings of long-term debt and credit agreements	18,396	—
Other debt repayments, net	(11,237)	(1,195)
Fees related to early extinguishment of debt	(1,639)	—
Dividends paid to common shareholders	(47,667)	(47,607)
Dividends paid to mandatory convertible preferred shareholders	(41,688)	(41,688)
Dividends paid to noncontrolling interests	(37,462)	(18,169)
Proceeds from exercise of stock options	8,917	1,186
Withholding taxes paid on stock-based compensation award distributions	(3,939)	(2,904)
Other	(438)	(14)
Net cash used in financing activities	(1,413,352)	(120,006)
Net effect of foreign exchange on cash and cash equivalents	(2,046)	28,138
(Decrease) increase in cash and cash equivalents	(528,192)	326,281
Cash and cash equivalents at end of period	$1,089,809	$1,518,511
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of March 31, 2026 and December 31, 2025, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month periods ended March 31, 2026 and 2025 and our condensed consolidated statements of cash flows for the three-month periods ended March 31, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2026. The December 31, 2025 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month period ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.
Revision of Previously Issued Financial Information
As previously reported in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, during the second quarter of 2025, the Company identified an error in classification within its condensed consolidated statements of cash flows related to the proceeds from settlement and unrealized gains or losses from foreign currency forward contracts, affecting the cash flows from operating activities section, the cash flows from investing activities section and the Net effect of foreign exchange on cash and cash equivalents line of the statements of cash flows. The identified misclassification impacted our previously filed annual financial statements for the fiscal years ended December 31, 2024, 2023 and 2022, and quarterly financial statements for each of the fiscal quarters of fiscal year 2024 and the first fiscal quarter of fiscal year 2025 (collectively, the “Prior Financial Statements”). In addition, the Company made adjustments to correct for other previously identified immaterial errors in certain periods. The Company assessed the materiality of the error in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108 and determined that the resulting misclassification was not material in any of the Prior Financial Statements, individually or in the aggregate. This revision had no impact on the consolidated balance sheets, consolidated statements of income (loss), consolidated statements of comprehensive income (loss), or consolidated statements of changes in equity of the Prior Financial Statements or notes thereto.
A summary of the revisions to the impacted period presented in this Quarterly Report on Form 10-Q are shown below (in thousands):

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

NOTE 2—Divestitures:
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of its Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”), with the sale closing on March 2, 2026. The Refining Solutions business that was divested and contributed is defined as the Company’s Ketjen reportable segment, excluding its performance catalysts solutions (“PCS”) business and the Company’s 50% ownership interest in Eurecat S.A. (which the Company divested in a separate transaction as described below). Following the completion of the transactions in the definitive agreement

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(collectively, the “Refining Solutions Business Transaction”), the Company received $525.2 million in cash, net of cash sold, owns 49% of the common units of Holdco and retains 100% ownership of the PCS business. As a result of the Refining Solutions Business Transaction, the Company recorded a loss of $95.0 million before income taxes in the first quarter of 2026.
The Company’s ownership interest in Holdco, initially representing a 49% interest, consists of common units that are junior to the preferred equity in Holdco held by the other ownership group. The preferred equity accrues dividends, regardless of whether or not declared, for the first five years after the closing of the Refining Solutions Business Transaction, and is convertible into common equity of Holdco at the option of the holder.
In a separate transaction, on January 23, 2026, the Company completed the sale of its 50% ownership interest in Eurecat S.A., a joint venture included in the Refining Solutions reporting unit, for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash, to Axens SA and recorded a gain before income taxes of $42.3 million in Other income, net on the consolidated statements of income in the first quarter of 2026.
In connection with the Company’s entry into the definitive agreement related to the Refining Solutions business divestiture, on October 25, 2025, the Company concluded the Refining Solutions business met the criteria to be classified as held for sale in the Company’s consolidated financial statements. As such, the assets and liabilities of the Refining Solutions business were included in the current or noncurrent assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheet at December 31, 2025. The Eurecat S.A. investment was separate from the Refining Solutions Business Transaction, and was not classified as held for sale. Upon classification as held for sale, the Refining Solutions business is measured at the lower of its carrying amount or its fair value less costs to sell.
The carrying amounts of the major classes of assets and liabilities that were classified as held for sale at December 31, 2025 were as follows (in thousands):

December 31, 2025
Assets
Trade accounts receivable	$179,502
Inventories	188,750
Other current assets	3,563
Current assets held for sale	371,815
Property, plant and equipment, at cost	1,043,529
Less accumulated depreciation and amortization	645,438
Net property, plant and equipment	398,091
Investments(a)	64,125
Other intangibles, net of amortization and other noncurrent assets	29,444
Noncurrent assets held for sale	491,660
Total assets held for sale	$863,475
Liabilities
Accounts payable to third parties	$116,397
Accrued expenses and other current liabilities	75,356
Current liabilities held for sale	191,753
Deferred income taxes	44,311
Other noncurrent liabilities	15,659
Noncurrent liabilities held for sale	59,970
Total liabilities held for sale	$251,723

(a)    Does not include the Company’s Eurecat investment of $81.9 million, which was not part of the Refining Solutions business transaction or classified as held for sale.
Neither the Refining Solutions business nor the investment in Eurecat S.A. qualified for discontinued operations treatment at December 31, 2025 because the Company’s management did not consider these sales as representing a strategic shift that had or will have a major effect on the Company’s operations and financial results.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 3—Inventories:
The following table provides a breakdown of inventories at March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Finished goods	$797,639	$620,738
Raw materials and work in process(a)	399,761	414,232
Stores, supplies and other	149,560	144,301
Total	$1,346,960	$1,179,271

(a)Includes $312.7 million and $297.9 million at March 31, 2026 and December 31, 2025, respectively, of work in process in our Energy Storage segment.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet date in Inventories, specifically finished goods and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $83.3 million and $37.2 million at March 31, 2026 and December 31, 2025, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income.

NOTE 4—Investments:
Unconsolidated Joint Ventures
Following the completion of the Refining Solutions Business Transaction discussed in Note 2, “Divestitures,” the Company retains an initial 49% ownership interest in the Ketjen joint venture. The Company’s valuation of its investment in this Ketjen joint venture was measured using the Black-Scholes option-pricing model using key assumptions such as equity volatility, a risk-free rate and certain terms of the joint venture agreement. This nonrecurring fair value measurement is classified as Level 3 within the fair value hierarchy due to the unobservable inputs used. The Company’s investment in this unconsolidated joint venture is reported within Investments on the consolidated balance sheet. In addition, the Company divested all of its direct ownership interests in Nippon Ketjen Company Limited and Fábrica Carioca de Catalisadores S.A., joint ventures included in the Refining Solutions Business Transaction. The investment balances for these unconsolidated investments were reported within Noncurrent assets held for sale at December 31, 2025.
In a separate transaction, on January 23, 2026, the Company divested its 50% ownership interest in the Eurecat S.A joint venture and recorded a gain of $42.3 million in Other income, net on the consolidated statements of income during the three-month period ended March 31, 2026.
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Windfield	$93,292	$54,986
Other joint ventures	3,001	9,300
Total	$96,293	$64,286
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $892.5 million and $735.3 million at March 31, 2026 and December 31, 2025, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales	$581,057	$290,419
Gross profit	453,303	192,704
Income before income taxes	406,662	144,796
Net income	284,664	101,744
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income. During the three-month periods ended March 31, 2026 and 2025, the Company recorded unrealized mark-to-market losses of $5.5 million and $5.0 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date.

NOTE 5—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the three-month period ended March 31, 2026 (in thousands):

	Energy Storage	Specialties	Total
Balance at December 31, 2025(a)	$1,466,959	$32,698	$1,499,657
Foreign currency translation adjustments	(11,294)	41	(11,253)
Balance at March 31, 2026(a)	$1,455,665	$32,739	$1,488,404
(a)    Balance as of March 31, 2026 and December 31, 2025 included an accumulated impairment loss of $6.8 million from the PCS reporting unit that is now reported within Corporate and All Other. Goodwill reported in Energy Storage and Specialties as of March 31, 2026 and December 31, 2025 relates entirely to the Energy Storage and Specialties reporting units, respectively.
The following table summarizes the changes in other intangibles and related accumulated amortization for the three-month period ended March 31, 2026 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Customer Lists and Relationships	Patents and Technology	Other(a)	Total
Gross Asset Value
Balance at December 31, 2025	$384,331	$32,480	$31,451	$448,262
Foreign currency translation adjustments and other	(4,709)	689	16	(4,004)
Balance at March 31, 2026	$379,622	$33,169	$31,467	$444,258
Accumulated Amortization
Balance at December 31, 2025	$(206,071)	$(15,262)	$(12,696)	$(234,029)
Amortization	(4,349)	(631)	(250)	(5,230)
Foreign currency translation adjustments and other	2,753	(118)	(17)	2,618
Balance at March 31, 2026	$(207,667)	$(16,011)	$(12,963)	$(236,641)
Net Book Value at December 31, 2025	$178,260	$17,218	$18,755	$214,233
Net Book Value at March 31, 2026	$171,955	$17,158	$18,504	$207,617
(a)    Following the completion of the sale of our Refining Solutions business, the remaining Trade Names and Trademarks balance was moved to Other. The Net Book Value of Trade Names and Trademarks includes only indefinite-lived intangible assets.

NOTE 6—Long-Term Debt:
Long-term debt at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
1.625% notes due 2028	$576,350	$588,600
3.45% Senior notes due 2029	109,240	171,612
4.65% Senior notes due 2027	—	650,000
5.05% Senior notes due 2032	415,726	600,000
5.45% Senior notes due 2044	200,966	350,000
5.65% Senior notes due 2052	195,680	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	17,528	17,892
Finance lease obligations	105,823	106,796
Other	10,500	20,500
Unamortized discount and debt issuance costs	(49,982)	(61,859)
Total long-term debt	1,881,831	3,193,541
Less amounts due within one year	74,628	74,077
Long-term debt, less current portion	$1,807,203	$3,119,464
In the three-month period ended March 31, 2026, using proceeds from the sale of our Refining Solutions business and cash on hand, we redeemed the 4.65% Senior notes in full, and repurchased $62.4 million of the 3.45% Senior notes, $184.3 million of the 5.05% Senior notes, $149.0 million of the 5.45% Senior notes, and $254.3 million of the 5.65% Senior notes. As a result, included in Interest and financing expenses for the three-month period ended March 31, 2026 is a gain on early extinguishment of debt of $12.6 million, representing the repurchase of these notes at a discount, partially offset by tender premiums and redemption fees.
Accounts Receivable Purchase Agreements
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $247 million at any one time. The agreements are uncommitted and can be terminated by us or the purchaser upon notice in accordance with the terms of the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
agreements. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets as of the effective time of the sales transaction. During the three-month period ended March 31, 2026, the Company sold and removed approximately $235.3 million of accounts receivable under the master receivables purchase agreements. The Company incurred approximately $1.6 million of fees associated with the master receivables purchase agreements during the three-month period ended March 31, 2026. Costs associated with the sales of receivables are reflected in the consolidated statements of income for the period in which the sales occur.

NOTE 7—Deferred Revenue:
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation.
Deferred revenue at March 31, 2026 and December 31, 2025 consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025
Current deferred revenue(a)	$91,749	$93,090
Noncurrent deferred revenue(b)	318,652	340,527
Total deferred revenue	$410,401	$433,617
(a)    Reported in Accrued expenses on the consolidated balance sheets.
(b)    Reported in Other noncurrent liabilities on the consolidated balance sheets.
During the year ended December 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. Deferred revenue of $21.9 million was recognized in Net sales during the three-month period ended March 31, 2026. There was no deferred revenue recognized in Net sales during the three-month period ended March 31, 2025.

NOTE 8—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the three months ended March 31, 2026 (in thousands):

Beginning balance at December 31, 2025	$20,548
Expenditures	(103)
Accretion of discount	224
Foreign currency translation adjustments and other	(69)
Ending balance at March 31, 2026	20,600
Less amounts reported in Accrued expenses	4,183
Amounts reported in Other noncurrent liabilities	$16,417
Environmental remediation liabilities included discounted liabilities of $17.1 million and $17.0 million at March 31, 2026 and December 31, 2025, respectively, discounted at rates with a weighted-average of 4.0%, and with the undiscounted amount totaling $34.1 million and $34.2 million at March 31, 2026 and December 31, 2025, respectively.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of a site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $40 million before income taxes, in excess of amounts already recorded.

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
Indemnities
We are indemnified by third parties in connection with certain matters related to acquired and divested businesses. Although we believe that the financial condition of those parties that may have indemnification obligations to the Company is generally sound, in the event the Company seeks indemnity under any of these agreements or through other means, there can be no assurance that any party that may have obligations to indemnify us will adhere to their obligations and we may have to resort to legal action to enforce our rights under the indemnities.
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $21.7 million and $12.1 million at March 31, 2026 and December 31, 2025, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2016 and the Refining Solutions Business Transaction in March 2026.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At March 31, 2026, the Company believes its liability under such obligations is immaterial.

NOTE 9—Equity:
Common Stock
On February 26, 2026, the Company’s board of directors declared a cash dividend of $0.405 per share. This dividend was paid on April 1, 2026 to shareholders of record at the close of business as of March 13, 2026. On May 5, 2026, the Company’s board of directors declared a cash dividend of $0.405 per share, which is payable on July 1, 2026 to shareholders of record at the close of business as of June 12, 2026.
Mandatory Convertible Preferred Stock
On March 8, 2024, the Company issued 46,000,000 depositary shares (“Depositary Shares”), each representing a 1/20th interest in a share of Series A Mandatory Convertible Preferred Stock (“Mandatory Convertible Preferred Stock”). The 2,300,000 shares of Mandatory Convertible Preferred Stock issued had a $1,000 per share liquidation preference.
The Company pays a quarterly cash dividend of $18.125 per share of Mandatory Convertible Preferred Stock. Dividends that are declared on the Mandatory Convertible Preferred Stock are payable quarterly to the holders of record on February 15, May 15, August 15 and November 15 of each year, and are expected to be paid on March 1, June 1, September 1 and December 1 of each year ending on, and including, March 1, 2027.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Unless converted earlier in accordance with its terms, each share of Mandatory Convertible Preferred Stock will automatically convert on the mandatory conversion date, which is expected to be March 1, 2027, into between 7.618 shares and 9.140 shares of common stock, in each case, subject to customary anti-dilution adjustments described in the certificate of designations related to the Mandatory Convertible Preferred Stock. The number of shares of common stock issuable upon conversion will be determined based on the average volume weighted average price per share of common stock over the 20 consecutive trading day period beginning on, and including, the 21st scheduled trading day immediately prior to March 1, 2027.
There were 2,300,000 shares of Mandatory Convertible Preferred Stock issued and outstanding at March 31, 2026.
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Foreign Currency Translation and Other(a)	Cash Flow Hedge(b)	Total	Foreign Currency Translation and Other	Cash Flow Hedge(b)	Total
Balance, beginning of period	$(339,519)	$4,712	$(334,807)	$(747,202)	$5,140	$(742,062)
Other comprehensive income (loss) before reclassifications	26,453	(110)	26,343	108,999	(231)	108,768
Amounts reclassified from accumulated other comprehensive loss	49,314	3	49,317	16	124	140
Other comprehensive income (loss), net of tax	75,767	(107)	75,660	109,015	(107)	108,908
Other comprehensive loss attributable to noncontrolling interests	35	—	35	18	—	18
Balance, end of period	$(263,717)	$4,605	$(259,112)	$(638,169)	$5,033	$(633,136)
(a)Amount reclassified from accumulated other comprehensive loss for the three-month period ended March 31, 2026 is primarily included in Loss on sale of business on the consolidated statement of income, and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of the Refining Solutions business on March 2, 2026. See Note 2, “Divestitures,” for additional information.
(b)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During 2024, the Company dedesignated the remaining foreign currency forward contracts accounted for as cash flow hedges. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets.
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income for the three-month periods ended March 31, 2026 and 2025 is provided in the following tables (in thousands):

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Foreign Currency Translation and Other	Cash Flow Hedge	Total	Foreign Currency Translation and Other	Cash Flow Hedge	Total
Other comprehensive income (loss), before tax	$75,738	$(107)	$75,631	$109,018	$(107)	$108,911
Income tax benefit (expense)	29	—	29	(3)	—	(3)
Other comprehensive income (loss), net of tax	$75,767	$(107)	$75,660	$109,015	$(107)	$108,908

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 10—Restructuring Charges and Asset Write-offs:
Kemerton Train 1 Restructuring
In February 2026, in connection with the Company’s ongoing review of its cost and operating structure, the Company put the Kemerton Train 1 in Western Australia into care and maintenance. As a result, the Company recorded charges in Restructuring charges and asset write-offs for the three-month period ended March 31, 2026 of $24.7 million, consisting of decommissioning costs, asset disposal costs, contract cancellation costs, severance and other associated charges resulting from placing Kemerton Train 1 into care and maintenance (the “Kemerton Train 1 Restructuring”). All charges related to the Kemerton Train 1 Restructuring were recorded in the Energy Storage segment.
In connection with the Kemerton Train 1 Restructuring, the Company expects to record additional charges in the range of $80 million to $100 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
Second Half 2024 Restructuring
In July 2024, the Company announced a comprehensive review of its cost and operating structure to proactively respond to ongoing industry headwinds, particularly in the lithium value chain, and to maintain a competitive position (the “Second Half 2024 Restructuring”). As part of this review, the Company made the decision to stop construction of Kemerton Train 3 in Western Australia, and put Kemerton Train 2 into care and maintenance, as the Company determined the current lithium price environment makes it less economical to expand conversion in Australia. Additionally, as part of this restructuring plan, the Company placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Production from the Chengdu site has been transferred to another processing facility in China.
The Company’s actions regarding Kemerton were part of a broader effort focused on preserving its world-class resource advantages, optimizing its global conversion network, improving the Company’s cost competitiveness and efficiency by lowering operating costs, reducing capital intensity and enhancing the Company’s financial flexibility. As part of this overall effort, the Company also implemented a global workforce reduction that impacted 6-7% of total headcount during the second half of 2024.
Since July 2024, the Company has recorded charges for this plan consisting of decommissioning costs of $13.0 million, asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.4 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $29.3 million. Charges related to Second Half 2024 Restructuring were primarily recorded in the Energy Storage segment, with the exception of severance and employee benefits, which were recorded globally in Corporate and all segments. The Company expects to finalize placing Kemerton Train 2 into care and maintenance during the first half of 2026.
Detail of Restructuring Charges and Liabilities
The following table provides details of our restructuring related charges recorded to Restructuring charges and asset write-offs on the consolidated statements of income (with the exception of dedesignated cash flow hedge charges recorded in Other income, net) for the three-month periods ended March 31, 2026 and 2025 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2026
	Decommissioning Costs(a)	Asset Write-offs(b)	Severance and Employee Benefits	Contract Cancellation Costs(c)	Other(d)	Total
Kemerton Train 1 Restructuring	$4,343	$2,732	$15,397	$1,013	$1,191	$24,676
Second Half 2024 Restructuring(e)	1,190	—	—	—	—	1,190
	$5,533	$2,732	$15,397	$1,013	$1,191	$25,866

	Three Months Ended March 31, 2025
	Decommissioning Costs(a)	Asset Write-offs(b)	Severance and Employee Benefits	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$5,755	$(7,248)	$1,620	$(1,826)	$866	$(833)
(a)    Decommissioning costs to put Kemerton Trains 1 and 2 and the Chengdu, China conversion plant into care and maintenance.
(b)    In the first quarter of 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a net favorable adjustment of asset write-offs.
(c)    Includes cancellation fees for contractors and required payments under take or pay contracts. In the first quarter of 2025, the Company successfully negotiated revised contract cancellation costs with key suppliers to result in a favorable adjustment.
(d)    Other costs recorded as part of the Kemerton Train 1 Restructuring plan were primarily related to the disposal of assets. Other costs recorded during the three-month period ended March 31, 2025 with respect to the Second Half 2024 Restructuring include $0.2 million recorded in Other income, net.
(e)    Severance and employee benefits related to all segments, as well as Corporate and all other. All other restructuring costs were primarily recorded in the Energy Storage segment.
The following tables summarize the changes in restructuring liabilities for the three-month period ended March 31, 2026 (in thousands):

Kemerton Train 1 Restructuring	Decommissioning Costs	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2025	$—	$—	$—	$—	$—	$—
2026 charges	4,343	2,732	15,397	1,013	1,191	24,676
Cash payments	(4,343)	—	(6,023)	—	(152)	(10,518)
Asset write-off	—	(2,612)	—	—	—	(2,612)
Foreign currency translation adjustments	—	—	(228)	—	—	(228)
Ending balance at March 31, 2026(a)	$—	$120	$9,146	$1,013	$1,039	$11,318

Second Half 2024 Restructuring	Decommissioning Costs	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2025	$—	$—	$1,115	$16,158	$4,843	$22,116
2026 charges	1,190	—	—	—	—	1,190
Cash payments	(1,190)	—	(828)	—	—	(2,018)
Foreign currency translation adjustments and other	—	—	(189)	—	—	(189)
Ending balance at March 31, 2026(a)	$—	$—	$98	$16,158	$4,843	$21,099

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(a)    Approximately $22.2 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of March 31, 2026. $10.2 million of the liability is recorded in Other noncurrent liabilities as of March 31, 2026, and relates to certain take or pay liabilities that will be paid in line with the terms of the original contract through 2027 and severance liabilities that are expected to be paid beyond the next twelve months.

NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month periods ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Pension Benefits Cost (Credit):
Service cost	$1,550	$1,397
Interest cost	8,412	8,339
Expected return on assets	(7,694)	(8,535)
Amortization of prior service benefit	20	19
Total net pension benefits cost	$2,288	$1,220
Postretirement Benefits Cost:
Service cost	$4	$5
Interest cost	629	471
Total net postretirement benefits cost	$633	$476
Total net pension and postretirement benefits cost	$2,921	$1,696
All components of net benefit cost, other than service cost, are included in Other income, net on the consolidated statements of income.
During the three-month periods ended March 31, 2026 and 2025, the Company made contributions of $3.2 million and $5.2 million, respectively, to its qualified and nonqualified plans and the U.S. postretirement benefit plan. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to be approximately $19.1 million in 2026.

NOTE 12—Income Taxes:
The effective income tax rate for the three-month period ended March 31, 2026 was 8.5% compared to 21.0% for the three-month period ended March 31, 2025. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The change in effective tax rate in the three-month period ended March 31, 2026, compared to the three-month period ended March 31, 2025, was due to the impact of 2026 earnings in various jurisdictions, including the impact of valuation allowances. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month period ended March 31, 2026 was due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in the Company’s consolidated U.S. entities, Australian entities and certain entities in China. The Company’s effective income tax rate for the three-month period ended March 31, 2025 was in line with the U.S. federal statutory income tax rate of 21% due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in our consolidated Australian entities and certain entities in China, and an uncertain tax position recorded in Chile.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Earnings Per Share:
Basic and diluted loss per share for the three-month periods ended March 31, 2026 and 2025 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Basic earnings (loss) per share
Numerator:
Net income attributable to Albemarle Corporation	$319,091	$41,348
Mandatory convertible preferred stock dividends	(41,688)	(41,688)
Net income (loss) attributable to Albemarle Corporation common shareholders	$277,403	$(340)
Denominator:
Weighted-average common shares for basic earnings (loss) per share	117,854	117,603
Basic earnings (loss) per share	$2.35	$(0.00)
Diluted earnings (loss) per share
Numerator:
Net income attributable to Albemarle Corporation	$319,091	$41,348
Mandatory convertible preferred stock dividends	(41,688)	(41,688)
Net income (loss) attributable to Albemarle Corporation common shareholders	$277,403	$(340)
Denominator:
Weighted-average common shares for basic earnings (loss) per share	117,854	117,603
Incremental shares under stock compensation plans	753	—
Weighted-average common shares for diluted earnings (loss) per share	118,607	117,603
Diluted earnings (loss) per share	$2.34	$(0.00)
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2026	2025
Shares assuming the conversion of the mandatory convertible preferred stock	17,521	21,022
Shares under the stock compensation plans	97	1,161

NOTE 14—Leases:
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table provides details of our lease contracts for the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$9,676	$8,732
Finance lease cost:
Amortization of right of use assets	1,609	1,998
Interest on lease liabilities	1,526	1,619
Total finance lease cost	3,135	3,617

Short-term lease cost	5,354	6,166
Variable lease cost	12,979	8,416
Total lease cost	$31,144	$26,931
Supplemental cash flow information related to our lease contracts for the three-month periods ended March 31, 2026 and 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,381	$8,386
Operating cash flows from finance leases	1,526	1,615
Financing cash flows from finance leases	1,237	1,195
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	4,589	9,896

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at March 31, 2026 and December 31, 2025 is as follows (in thousands, except as noted):

	March 31, 2026	December 31, 2025
Operating leases:
Other assets	$112,937	$116,404

Accrued expenses	23,824	24,561
Other noncurrent liabilities	100,336	103,110
Total operating lease liabilities	124,160	127,671
Finance leases:
Net property, plant and equipment	102,659	103,915

Current portion of long-term debt	4,128	4,077
Long-term debt	101,695	102,719
Total finance lease liabilities	105,823	106,796
Weighted average remaining lease term (in years):
Operating leases	13.5	13.4
Finance leases	20.3	20.5
Weighted average discount rate (%):
Operating leases	4.99%	5.01%
Finance leases	5.47%	5.47%
Maturities of lease liabilities at March 31, 2026 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$21,146	$7,394
2027	24,731	9,790
2028	20,576	9,652
2029	18,003	9,652
2030	12,857	9,004
Thereafter	100,854	122,870
Total lease payments	198,167	168,362
Less imputed interest	74,007	62,539
Total	$124,160	$105,823

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	March 31, 2026		December 31, 2025
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,888,986	$1,818,749	$3,207,210	$3,112,590
In connection with our risk management strategies, we also enter into other derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At March 31, 2026 and December 31, 2025, we had outstanding non-designated derivative financial instruments with notional values totaling $1.6 billion and $2.4 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At March 31, 2026, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Not designated as hedging instruments
Other current assets	$—	$—	$2,163	$—
Accrued expenses	—	7,888	—	4,781
Total not designated as hedging instruments	$—	$7,888	$2,163	$4,781
The following table summarizes the net (losses) gains recognized for our derivative financial instruments during the three-month periods ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Not designated as hedging instruments
(Loss) gain recognized in Other income, net(a)	$(15,784)	$52,078
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the three-month periods ended March 31, 2026 and 2025, we recorded net cash (settlements) receipts of ($10.5) million and $50.3 million, respectively, in (Payments) proceeds from settlement of foreign currency forward contracts, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$29,712	$29,712	$—	$—
Public equity securities(b)	$23,560	$23,560	$—	$—
Private equity securities measured at net asset value(c)	$4,524	$—	$—	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$29,712	$29,712	$—	$—
Derivative financial instruments(d)	$7,888	$—	$7,888	$—

	December 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Public equity securities(b)	$29,047	$29,047	$—	$—
Private equity securities measured at net asset value(c)	$4,515	$—	$—	$—
Derivative financial instruments(d)	$2,163	$—	$2,163	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Derivative financial instruments(d)	$4,781	$—	$4,781	$—
(a)We have maintained an Executive Deferred Compensation Plan (“EDCP”) since 2001. The purpose of the EDCP is to provide current tax planning opportunities as well as supplemental funds upon the retirement or death of certain of our employees. The EDCP is intended to aid in attracting and retaining employees of exceptional ability by providing them with these benefits. We also maintain a Benefit Protection Trust (the “Trust”) that was created to provide a source of funds to assist in meeting the obligations of the EDCP, subject to the claims of our creditors in the event of our insolvency. Assets of the Trust are consolidated in accordance with authoritative guidance. The assets of the Trust consist primarily of mutual fund investments (which are accounted for as trading securities and are marked-to-market on a monthly basis through the consolidated statements of income) and cash and cash equivalents. As such, these assets and obligations are classified within Level 1.
(b)Holdings in equity securities of public companies is reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes are reported in Other income, net in our consolidated statements of income. See Note 4, “Investments,” for further details.
(c)The Company’s private equity security investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. Private equity securities are reported in Investments in the consolidated balance sheets and changes in fair value are reported in Other income, net in the consolidated statements of income.
(d)Derivative financial instruments are primarily comprised of foreign currency forward contracts. As a result of our global operating and financing activities, we are exposed to market risks from changes in foreign currency exchange rates which may adversely affect our

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
operating results and financial position. When deemed appropriate, we minimize our risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts. The foreign currency forward contracts are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 15, “Fair Value of Financial Instruments,” for further details about our foreign currency forward contracts.

NOTE 17—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Sales to unconsolidated affiliates	$—	$1,536
Purchases from unconsolidated affiliates(a)	$281,950	$159,206
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	March 31, 2026	December 31, 2025
Receivables from unconsolidated affiliates	$—	$2,643
Payables to unconsolidated affiliates(a)	$256,630	$134,369
(a)Payables to unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture under normal payment terms.
Following the divestiture of the controlling ownership interest of the Refining Solutions business in the first quarter of 2026, the Company no longer transacts with, or has balances outstanding with, the joint ventures previously reported in the Ketjen segment. See Note 2, “Divestitures,” for additional information about the divestiture.

NOTE 18—Segment Information:
Following the completion of the sale of our Refining Solutions business discussed in Note 2, “Divestitures,” the Company has two reportable segments: (1) Energy Storage and (2) Specialties. The segments are organized based on their similar markets, customers, economic characteristics and production processes. The organizational structure facilitates the continued standardization of business processes across the organization, and is consistent with the manner in which information is presently used internally by the Company’s Chairman, President and Chief Executive Officer, who is the Company’s chief operating decision maker (“CODM”), to evaluate performance and make resource allocation decisions.
The Corporate and All Other category is not considered to be a segment and includes corporate-related items not allocated to the operating segments, as well as the results of the PCS business and the ownership interest in the Ketjen joint venture, as they do not fit into any of our core businesses. Pension and other post-employment benefit (“OPEB”) service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“non-operating pension and OPEB items”) are included in Corporate. Segment data includes inter-segment transfers of raw materials at cost and allocations for certain corporate costs.
The CODM uses adjusted EBITDA (as defined below) to assess the ongoing performance of the Company’s business segments and to allocate resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing the segments performance. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges and asset write-offs,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company and aligns the information presented to various stakeholders. Prior period amounts have been recast to reflect the current segment structure.
See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly reviewed by the CODM for the three-month and three-month periods ended March 31, 2026 and 2025 (in thousands):

	Energy Storage	Specialties	Total Segments
Three Months Ended March 31, 2026
Net sales(a)	$891,165	$358,413	$1,249,578
Cost of goods sold(b)	(409,704)	(242,790)	(652,494)
Selling, general and administrative expenses(b)	(49,281)	(27,061)	(76,342)
Other segment items(c)	(901)	(2,547)	(3,448)
Equity in net income of unconsolidated investments(d)	120,077	—	120,077
Net income attributable to noncontrolling interests	—	(9,886)	(9,886)
Adjusted EBITDA by segment	$551,356	$76,129	$627,485
Three Months Ended March 31, 2025
Net sales(a)	$524,565	$321,014	$845,579
Cost of goods sold(b)	(365,521)	(231,226)	(596,747)
Selling, general and administrative expenses(b)	(44,535)	(20,379)	(64,914)
Other segment items(c)	(2,550)	(2,793)	(5,343)
Equity in net income of unconsolidated investments(d)	74,396	—	74,396
Net income attributable to noncontrolling interests	—	(7,950)	(7,950)
Adjusted EBITDA by segment	$186,355	$58,666	$245,021
(a)Intersegment sales are not considered material. See below for reconciliation of reportable segment net sales to total Albemarle net sales.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Total segment adjusted EBITDA	$627,485	$245,021
Corporate and all other adjusted EBITDA	36,329	22,123
Depreciation and amortization	(157,805)	(161,754)
Interest and financing expenses(a)	(33,121)	(48,977)
Income tax (expense) benefit	(21,511)	3,978
Proportionate share of Windfield income tax expense(b)	(41,534)	(25,326)
Loss on sale of business/equity investment, net(c)	(52,718)	—
Acquisition and integration related costs(d)	(1,107)	(1,440)
Restructuring charges and asset write-offs(e)	(25,866)	833
Non-operating pension and OPEB items	(1,347)	(275)
Loss in fair value of public equity securities(f)	(5,487)	(5,022)
Other(g)	(4,227)	12,187
Net income attributable to Albemarle Corporation	$319,091	$41,348
(a)Includes a gain on early extinguishment of debt of $12.6 million for the three months ended March 31, 2026. See Note 6, “Long-Term Debt,” for further details.
(b)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(c)Loss on sale of controlling ownership interest in Refining Solutions business included in Loss on sale of business on the consolidated statement of income. Partially offset by gain on sale of Eurecat S.A. joint venture recorded in Other income, net. See Note 2, “Divestitures,” for further details.
(d)Costs related to the acquisition, integration and divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(e)See Note 10, “Restructuring Charges and Asset Write-offs,” for further details.
(f)Represents the net change in fair value of investments in public equity securities for the three-month periods ended March 31, 2026 and 2025, recorded in Other income, net.
(g)Included amounts for the three months ended March 31, 2026 recorded in:
•SG&A - Primarily related to a $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company.
Included amounts for the three months ended March 31, 2025 recorded in:
•SG&A - $3.2 million of gains from the sale of assets at a site not part of our production operations, partially offset by $0.6 million of expenses related to certain historical legal matters.
•Other income, net - $9.8 million of income from PIK dividends of preferred equity in a W.R. Grace & Co. subsidiary and a $1.9 million gain primarily resulting from the adjustment of indemnification related to previously disposed businesses, partially offset by $1.9 million of charges for asset retirement obligations at a site not part of our operations.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Total assets and investments in equity method investees by segment at March 31, 2026 and December 31, 2025 were as follows (in thousands):

	March 31,	December 31,
	2026	2025
Assets:
Energy Storage	$11,304,071	$11,086,694
Specialties	2,004,561	2,067,191
Total segment assets	13,308,632	13,153,885
Corporate and all other	1,830,946	3,220,326
Total assets	$15,139,578	$16,374,211
Investments in equity method investees:
Energy Storage	$894,971	$737,792
Total segment investments in equity method investees	894,971	737,792
Corporate and all other	53,115	82,056
Total investments in equity method investees	$948,086	$819,848
Additional segment information for the three-month periods ended March 31, 2026 and 2025 was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net sales:
Energy Storage	$891,165	$524,565
Specialties	358,413	321,014
Total segment net sales	1,249,578	845,579
Corporate and all other	179,153	231,302
Total net sales	$1,428,731	$1,076,881
Depreciation and amortization:
Energy Storage	$124,350	$120,348
Specialties	28,691	25,733
Total segment depreciation and amortization	153,041	146,081
Corporate and all other	4,764	15,673
Total depreciation and amortization	$157,805	$161,754
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$82,967	$50,845
Total segment equity in net income of unconsolidated investments (net of tax)	82,967	50,845
Corporate and all other(a)	13,326	13,441
Total equity in net income of unconsolidated investments (net of tax)	$96,293	$64,286
Capital expenditures:
Energy Storage	$54,121	$94,443
Specialties	20,418	62,225
Total segment capital expenditures	74,539	156,668
Corporate and all other	24,137	25,956
Total capital expenditures	$98,676	$182,624
(a)Corporate and all other equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture and our 49% ownership interest in the Ketjen joint venture.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 19—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$78,213	$127,369
Non-cash investments in equity investments(a)	$53,000	$—
(a)Represents the Company’s investment in the Ketjen unconsolidated joint venture following the completion of the sale of our Refining Solutions business during the three-month period ended March 31, 2026. See Note 2, “Divestitures,” for further details regarding the sale of the Company’s Refining Solutions business.
Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the three-month period ended March 31, 2025 included the receipt of a $350.0 million customer prepayment. See Note 7, “Deferred Revenue,” for further details.

NOTE 20—Recently Issued or Adopted Accounting Pronouncements:
In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” to require tabular disclosures disaggregating certain types of expenses presented on the income statement within continuing operations, as well as disclosures about selling expenses. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted, and the amendments should be applied prospectively; however, retrospective application is also permitted. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.
In December 2025, the FASB issued ASU 2025-10, “Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities,” on the recognition, measurement and presentation of government grants received by business entities and amends certain existing disclosure requirements in ASC 832, Government Assistance. This guidance is effective for fiscal years beginning after December 15, 2028, and interim periods within those fiscal years. As allowed by its provisions, the Company early-adopted this guidance in the fourth quarter of 2025 and applied the amendments on a modified prospective basis. The adoption of this guidance does not have a significant impact on our condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read together with the consolidated financial statements and related notes included in Albemarle Corporation’s (“Albemarle,” “we,” “us,” “our” or the “Company”) Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and the condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements. For a discussion of limitations inherent in such statements, please see “Forward-Looking Statements.”
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
Secular trends favorably impacting demand within the end markets that we serve combined with our diverse product portfolio, cost discipline, broad geographic presence and customer-focused solutions will continue to be key drivers of our future earnings. We continue to build upon our existing portfolio and our ongoing mission to provide innovative, yet commercially viable, energy products and services to the marketplace to contribute to our sustainability-based revenue.
In the first quarter of 2026, we completed the sale of our controlling ownership in the Refining Solutions business, as well as the sale of our 50% ownership interest in the Eurecat S.A. joint venture for combined pre-tax cash proceeds of approximately $648 million, net of cash sold, while initially owning a 49% interest in a newly formed refining solutions joint venture and retaining 100% ownership interest in the Performance Catalysts Solutions (“PCS”) business. The proceeds from these divestitures were used to make payments on certain of our senior notes as part of our deleveraging efforts. As part of continual efforts to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities and reducing planned capital expenditures. We believe our disciplined cost reduction efforts and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of challenging global economic environments.
Our net sales for the quarter were $1.4 billion, an increase of 33% year-over-year that was primarily driven by a 25% year-over-year increase in pricing and 7% volume growth. Adjusted EBITDA improved 148% year-over-year, driven by results in both Energy Storage and Specialties. Cash flows from operations during the first three months of 2026 were $346.2 million.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that global demand for lithium battery and energy storage, particularly for electric vehicles (“EV”) and energy storage systems (“ESS”), will continue to grow, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers and automotive OEMs and favorable global public policy toward e-mobility/renewable energy usage. In addition, we expect strong demand in the ESS market driven by competitive economics and desire for energy reliability. ESS technology supports peak-demand, regulates grid frequency and voltage, and provides back-up power as global data center growth and other factors drive increased electricity demand globally. Our outlook is also bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution. Over the last three years, lithium index pricing dropped significantly from its previous peak. Amidst these dynamics, and despite ongoing price volatility, we believe our long-term business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers and shareholders.
The other markets we serve continue to present various opportunities for value and growth as we have positioned ourselves to manage the impact on our business of changing global conditions, such as trade policies and tariffs, slow and uneven global growth, currency exchange volatility, crude oil price fluctuation, a dynamic pricing environment and increasingly stringent environmental standards. We continue to believe that improving global standards of living, widespread digitization, increasing demand for data management capacity and the potential for increasingly stringent fire safety regulations in developing markets are likely to drive continued demand for lithium, fire safety, bromine and lithium specialties products. We believe that our businesses remain well-positioned to capitalize on new business opportunities and long-term trends driving growth within our end markets and to respond quickly to changes in economic conditions in these markets.
As part of continual efforts to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities and reducing planned capital expenditures. Although lithium index pricing has begun to rebound from low levels, it remains critical that we ensure an efficient operating model so we can compete and invest at every point of the cycle. To ensure we remain competitive, we will continue considering on an ongoing basis additional measures to support operating efficiencies, financial flexibility and growth.
The Company continues to monitor the current situation in the Middle East, where our business operations have generally continued as normal with some shipping and raw material delays. However, we may experience increased shipping and fuel costs amid rising prices that could negatively impact our results. We will continue to make efforts to protect both the business and the safety of our employees. In addition, at this time, we do not expect a material, direct impact to our financial statements from the tariffs proposed or imposed by the U.S. and internationally to date. The potential direct exposure of the Energy Storage segment to proposed or imposed tariffs is expected to be minimal as most of our China production is sold into China or other Asian countries, and some critical materials are fully or partially exempt from tariffs in their currently proposed form. While there may be an impact to the Specialties business, we do not expect it to be material due to our global footprint and planned mitigation actions.
In July 2025, legislation commonly known as the “One Big Beautiful Bill Act” was signed into law. Among other potential impacts, this bill included a number of tax provisions including extending existing provisions that were set to expire, substantive changes in international tax rules, and the repeal or phase outs of certain energy tax credits. At this time we do not expect a material impact from this legislation, but we are continuing to evaluate the impacts on our financial statements.
Following the completion of the sale of our Refining Solutions business in the first quarter of 2026, we report results across two operating segments: Energy Storage and Specialties.
Energy Storage: Energy Storage net sales and profitability are strongly dependent on lithium market prices, which are volatile. If the average lithium pricing for 2026 is in line with current prices, we expect Energy Storage net sales and profitability to increase year-over-year. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be relatively flat compared to prior year as a result of similar strong integrated production, strong spodumene sales and maintaining lower inventory levels. Global EV and ESS sales are expected to increase over the prior year, driving sustained demand for lithium batteries. We are also focused on continued cost reduction efforts to drive additional profitability in 2026.
As part of the above-mentioned actions to optimize our cost structure and strengthen our financial flexibility, over the past two years we stopped construction of the Kemerton Trains 3 and 4, and put Kemerton Trains 1 and 2 and the Chengdu, China conversion facilities into care and maintenance. Production from the sites placed into care and maintenance has been transferred to other processing facilities.
Specialties: We expect both net sales and profitability to be in line with 2025 results due to an improved outlook of bromine pricing and modest volume growth. We expect continued strong demand in certain end-markets, such as semiconductors and pharmaceuticals, partially offset by reduced customer demand in other markets, including automotive, building and construction, and oil and gas.

Results of Operations
The following is a discussion and analysis of our results of operations for the three-month periods ended March 31, 2026 and 2025. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.” Certain percentage changes are considered not meaningful (“NM”).

First Quarter 2026 Compared to First Quarter 2025

Net Sales

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Net sales	$1,428,731	$1,076,881	$351,850	33%
•$272.1 million increase primarily attributable to higher pricing, primarily related to lithium carbonate and hydroxide market pricing in Energy Storage, as well as Specialties
•$77.5 million increase primarily attributable to higher sales volume in Energy Storage and Specialties
•$38.8 million decrease attributable to one less month of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•$41.0 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Gross profit	$500,966	$156,299	$344,667	221%
Gross profit margin	35.1%	14.5%
•Lower average input costs, driven by lower lithium market pricing dynamics in Energy Storage in inventory sold during the period. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Favorable pricing and higher sales volume in both Energy Storage and Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Selling, general and administrative expenses	$137,406	$123,502	$13,904	11%
Percentage of Net sales	9.6%	11.5%
•Increase primarily driven by higher expenses for outside services used to support various projects
•$3.9 million charge in 2026 for a non-income tax audit of a facility no longer controlled by the Company
•$3.2 million of gains from the sale of assets at a site not part of our production operations in 2025

Restructuring Charges and Asset Write-Offs

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Restructuring charges and asset write-offs	$25,866	$(1,063)	$26,929	NM
•In 2026, we recorded severance and employee benefit charges, decommissioning expenses and other restructuring and asset write-off charges related to the announced placement of Kemerton Train 1 into care and maintenance
•In 2025, we recorded proceeds for certain Kemerton 3 and 4 equipment, successfully negotiated revised contract cancellation costs and updated our estimates concerning the progress of construction activities and related contractual obligations, resulting in a favorable adjustment of restructuring charges and asset write-offs, partially offset by restructuring costs to put the Chengdu, China conversion facility into care and maintenance
•See Note 10, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details

Research and Development Expenses

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Research and development expenses	$9,170	$14,099	$(4,929)	(35)%
Percentage of Net sales	0.6%	1.3%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts
Loss on Sale of Business

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Loss on sale of business	$95,018	$—	$95,018	NM
•$95.0 million loss recorded related to the divestiture of the controlling ownership interest of the Refining Solutions business, representing the final consideration received less the carrying value on the date of sale

Interest and Financing Expenses

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Interest and financing expenses	$(33,121)	$(48,977)	$15,856	(32)%
•2026 included a gain on early extinguishment of debt of $12.6 million, representing the repurchase of notes in March 2026 at a discount, partially offset by tender premiums and redemption fees
•Lower debt balances in 2026 following the March 2026 early redemption of notes

Other Income, Net

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Other income, net	$53,810	$10,250	$43,560	425%
•$42.3 million gain recorded related to the divestiture of our 50% ownership interest in the Eurecat S.A. joint venture, representing the final consideration received less the carrying value of the investment on the date of sale
•$11.3 million increase attributable to foreign exchange impacts from lower losses recorded in 2026
•$4.7 million decrease attributable to interest income from lower interest rates in 2026

Income Tax Expense (Benefit)

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Income tax expense (benefit)	$21,511	$(3,978)	$25,489	NM
Effective income tax rate	8.5%	21.0%
•2026 income tax expense was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance for losses in the U.S., our consolidated Australian entities and certain entities in China
•2025 income tax benefit included the impact of the valuation allowance for losses in our consolidated Australian entities and certain entities in China

Equity in Net Income of Unconsolidated Investments

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Equity in net income of unconsolidated investments	$96,293	$64,286	$32,007	50%
•Increased earnings primarily due to higher pricing realized by the Windfield joint venture. Partially offset by lower deferred profits of the converted inventory sold by Albemarle to third-party customers
•$8.8 million increase attributable to favorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Net income attributable to noncontrolling interests	$(9,886)	$(7,950)	$(1,936)	24%
•Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to higher pricing

Net Income Attributable to Albemarle Corporation

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Net income attributable to Albemarle Corporation	$319,091	$41,348	$277,743	672%
Percentage of Net sales	22.3%	3.8%
Net income (loss) attributable to Albemarle Corporation common shareholders	$277,403	$(340)	$277,743	NM
Basic earnings (loss) per share attributable to common shareholders	$2.35	$(0.00)	$2.35	NM
Diluted earnings (loss) per share attributable to common shareholders	$2.34	$(0.00)	$2.34	NM
•Increase in 2026 results due to reasons noted above
•Net income (loss) attributable to Albemarle Corporation common shareholders includes reductions of $41.7 million for mandatory convertible preferred stock dividends in both 2026 and 2025

Segment Information Overview. Following the completion of the sale of our Refining Solutions business, we have identified two reportable segments according to the nature and economic characteristics of our products as well as the manner in which the information is used internally by the Company’s chief operating decision maker (“CODM”) to evaluate performance and make resource allocation decisions. Our reportable business segments consist of: (1) Energy Storage and (2) Specialties.
The Corporate and All Other category is not considered to be a segment and includes corporate-related items not allocated to the operating segments, as well as the PCS business and our ownership interest in the Ketjen joint venture, as they are not part of our core businesses. Pension and OPEB service cost (which represents the benefits earned by active employees during the period) and amortization of prior service cost or benefit are allocated to the reportable segments and Corporate, whereas the remaining components of pension and OPEB benefits cost or credit (“non-operating pension and OPEB items”) are included in Corporate. Segment data includes intersegment transfers of raw materials at cost and allocations for certain corporate costs.
Our CODM assesses the ongoing performance of the Company’s business segments and allocates resources by considering the variance in the actual results to the forecasts on a monthly basis. The annual operating budget and ongoing forecasting process use adjusted EBITDA as a key metric in assessing the segments’ performance. In addition, the CODM uses adjusted EBITDA for business and enterprise planning purposes and as a significant component in the calculation of performance-based compensation for management and other employees. The Company’s definition of adjusted EBITDA is earnings before interest and financing expenses, income tax expenses, the proportionate share of Windfield income tax expense, depreciation and amortization, as adjusted on a consistent basis for certain non-operating, non-recurring or unusual items on a segment basis. These non-operating, non-recurring or unusual items may include acquisition and integration related costs, gains or losses on sales of businesses, restructuring charges and asset write-offs, facility divestiture charges, certain litigation and arbitration costs and charges, non-operating pension and OPEB items and other significant non-recurring items. This calculation is consistent with the definition of adjusted EBITDA used in the leverage financial covenant calculation in the Company’s credit agreement, which is a material agreement for the Company. Total adjusted EBITDA is a financial measure that is not required by, or presented in accordance with, the generally accepted accounting principles in the United States (“U.S. GAAP”). Total adjusted EBITDA should not be considered as an alternative to Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP, or any other financial measure reported in accordance with U.S. GAAP. Prior period amounts have been recast to reflect the current segment structure.

	Three Months Ended March 31,				Percentage Change
	2026	%	2025	%	2026 vs 2025
	(In thousands, except percentages)
Net sales:
Energy Storage	$891,165	62.4%	$524,565	48.7%	70%
Specialties	358,413	25.1%	321,014	29.8%	12%
Total segment net sales	1,249,578	87.5%	845,579	78.5%	48%
Corporate and all other	179,153	12.5%	231,302	21.5%	(23)%
Total net sales	$1,428,731	100.0%	$1,076,881	100.0%	33%

Adjusted EBITDA:
Energy Storage	$551,356	83.0%	$186,355	69.8%	196%
Specialties	76,129	11.5%	58,666	22.0%	30%
Total segment adjusted EBITDA	627,485	94.5%	245,021	91.8%	156%
Corporate and all other	36,329	5.5%	22,123	8.2%	64%
Total adjusted EBITDA	$663,814	100.0%	$267,144	100.0%	148%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended March 31,
	2026	2025
Total segment adjusted EBITDA	$627,485	$245,021
Corporate and all other adjusted EBITDA	36,329	22,123
Depreciation and amortization	(157,805)	(161,754)
Interest and financing expenses(a)	(33,121)	(48,977)
Income tax expense (benefit)	(21,511)	3,978
Proportionate share of Windfield income tax expense(b)	(41,534)	(25,326)
Loss on sale of business/equity investment, net(c)	(52,718)	—
Acquisition and integration related costs(d)	(1,107)	(1,440)
Restructuring charges and asset write-offs(e)	(25,866)	833
Non-operating pension and OPEB items	(1,347)	(275)
Loss in fair value of public equity securities(f)	(5,487)	(5,022)
Other(g)	(4,227)	12,187
Net income attributable to Albemarle Corporation	$319,091	$41,348
(a)Includes a gain on early extinguishment of debt of $12.6 million for the three months ended March 31, 2026. See Note 6, “Long-Term Debt,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(b)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(c)Loss on sale of controlling ownership interest in Refining Solutions business included in Loss on sale of business on the consolidated statement of income. Partially offset by gain on sale of Eurecat S.A. joint venture recorded in Other income, net. See Note 2, “Divestitures,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(e)See Note 10, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(f)Represents the net change in fair value of investments in public equity securities for the three-month periods ended March 31, 2026 and 2025, recorded in Other income, net.
(g)Included amounts for the three months ended March 31, 2026 recorded in:
•SG&A - Primarily related to a $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company.
Included amounts for the three months ended March 31, 2025 recorded in:
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

Energy Storage

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Net sales	$891,165	$524,565	$366,600	70%
•$265.9 million increase attributable to favorable pricing impacts, primarily in battery- and technical-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$71.0 million increase attributable to higher sales volume driven by customer demand, partially offset by reduced tolling volumes
•$29.7 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$551,356	$186,355	$365,001	196%
•Favorable pricing impacts in lithium carbonate and hydroxide
•Increased equity earnings from higher spodumene pricing realized by the Windfield joint venture
•$18.6 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Net sales	$358,413	$321,014	$37,399	12%
•$21.4 million increase attributable to higher sales volumes primarily in flame retardants
•$5.1 million increase attributable to favorable pricing impacts in bromine and derivatives and flame retardants, partially offset by unfavorable pricing in lithium specialties
•$10.9 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$76,129	$58,666	$17,463	30%
•Higher sales volumes and favorable pricing
•Lower input costs from raw materials
•$5.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Corporate and All Other

In thousands	Q1 2026	Q1 2025	$ Change	% Change
Net sales	$179,153	$231,302	$(52,149)	(23)%
•$38.8 million decrease attributable to one less month of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•$14.9 million decrease attributable to lower sales volumes, primarily driven by PCS
•$1.1 million increase attributable to favorable pricing impacts

Adjusted EBITDA	$36,329	$22,123	$14,206	64%
•$20.5 million increase attributable to favorable currency exchange impacts, including an $8.8 million increase in foreign exchange impacts from our Windfield joint venture
•Lower sales volumes, primarily driven by PCS
•Decrease attributable to one less month of Refining Solutions adjusted EBITDA as a result of its divestiture on March 2, 2026

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

Cash Flow
During the first three months of 2026, cash on hand, cash provided by operations and net cash proceeds from the sale of our Refining Solutions business and ownership interest in the Eurecat joint venture funded debt redemption and early tender debt payments of approximately $1.3 billion, $98.7 million of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $47.7 million and dividends to mandatory convertible preferred shareholders of $41.7 million. Our operations provided $346.2 million of cash flows during the first three months of 2026, as compared to $547.2 million for the first three months of 2025. The decrease compared to prior year was primarily due to the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025. In addition, in the first three months of 2026, we had a higher outflow from working capital changes and we received lower dividends from unconsolidated investments, partially offset by increased earnings from the Energy Storage segment, driven by increased lithium market pricing, and Specialties. Net cash outflows from working capital changes in 2026 were primarily driven by increased inventory balances and lower accrued expenses. Overall, our cash and cash equivalents decreased by $528.2 million to $1.1 billion at March 31, 2026 from $1.6 billion at December 31, 2025.
Capital expenditures for the three-month period ended March 31, 2026 of $98.7 million were primarily associated with plant, machinery and equipment in our Energy Storage segment. This reflects our projected new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced growth and sustaining capital spend, while continuing safety and critical maintenance expenditures.
On October 25, 2025, we signed a definitive agreement to divest the controlling ownership interest of our Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”), with the sale closing on March 2, 2026. The Refining Solutions business divested and contributed is defined as our Ketjen reportable segment, excluding its PCS business and our 50% ownership interest in Eurecat S.A. Following the completion of the transactions in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company received $525.2 million in cash, net of cash sold, initially owns 49% of the common units of Holdco and retains 100% ownership of the PCS business. As a result of the Refining Solutions Business Transaction, the Company recorded a loss of $95.0 million before income taxes in the first quarter of 2026.
In a separate transaction, on January 23, 2026, we completed the sale of our 50% ownership interest in Eurecat S.A. for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash to Axens SA and recorded a gain of $42.3 million in Other income, net on the consolidated statements of income in the first quarter of 2026.
In the first quarter of 2026, using proceeds from the sale of our Refining Solutions business and cash on hand, we redeemed the 4.65% Senior notes in full, and repurchased $62.4 million of the 3.45% Senior notes, $184.3 million of the 5.05% Senior notes, $149.0 million of the 5.45% Senior notes, and $254.3 million of the 5.65% Senior notes. As a result, included in Interest and financing expenses for the three-month period ended March 31, 2026 is a gain on early extinguishment of debt of $12.6 million, representing the repurchase of these notes at a discount, partially offset by tender premiums and redemption fees.
We have recently taken proactive actions to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. Since July 2024, we stopped construction of Kemerton Train 3, placed Kemerton Train 2 into care and maintenance, and deferred spending and investments in certain other capital projects. Additionally, as part of this restructuring plan, we placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.4 million, decommissioning costs of $13.0 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $29.3 million.
In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, and the Company recorded charges for this action consisting of decommissioning costs of $4.3 million, asset write-offs of $2.7 million, severance and employee benefits of $15.4 million, contract cancellation costs of $1.0 million and other costs of $1.2 million. The Company expects to record additional charges in the range of $80 million to $100 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
Net current assets were $1.7 billion and $2.2 billion at March 31, 2026 and December 31, 2025, respectively. The decrease is primarily due to the decrease in cash balance from the early tender debt payments of approximately $1.3 billion in the first quarter of 2026 using proceeds from the divestiture of the Refining Solutions business and ownership interest in the Eurecat joint venture. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.

On February 26, 2026, our board of directors declared a cash dividend of $0.405 per share, which was paid on April 1, 2026 to shareholders of record at the close of business as of March 13, 2026. On March 1, 2026, we paid a cash dividend of $18.125 per share of Mandatory Convertible Preferred Stock to the holders of record at the close of business on February 15, 2026.
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
Long-Term Debt
We currently have the following unsecured notes outstanding:

Issue Month/Year	Principal (in millions)	Interest Rate	Interest Payment Dates	Maturity Date
November 2019	€500.0	1.625%	November 25	November 25, 2028
November 2019(a)	$109.2	3.45%	May 15 and November 15	November 15, 2029
May 2022(a)	$415.7	5.05%	June 1 and December 1	June 1, 2032
November 2014(a)	$201.0	5.45%	June 1 and December 1	December 1, 2044
May 2022(a)	$195.7	5.65%	June 1 and December 1	June 1, 2052
(a)    Denotes senior notes.
For a description of our outstanding senior notes and the 2022 Credit Agreement, including the material terms thereof, refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the terms of our outstanding debt instruments since December 31, 2025, other than as described herein and in Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Form 10-Q.
On March 19, 2026, we amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and matures on October 28, 2028. As of March 31, 2026, the applicable margin under the 2022 Credit Agreement was 1.20%, and there were no outstanding borrowings. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our debt covenants. At March 31, 2026, we were in compliance with all existing debt covenants and provisions related to potential defaults.
We have entered into agreements relating to a commercial paper program under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion, with none outstanding as of March 31, 2026.
In the second quarter of 2023, we received an interest-free loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At March 31, 2026 and December 31, 2025, there were $159.4 million of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $1.8 billion at March 31, 2026, compared to $3.1 billion at December 31, 2025. In addition, at March 31, 2026, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $87.3 million under other existing credit lines, subject to various financial covenants under the 2022 Credit Agreement. We have the ability and intent to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at March 31, 2026 we were, and currently are, in compliance with all of our debt covenants.

Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $89.0 million at March 31, 2026. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
Our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
Total expected 2026 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to be approximately $19 million. We may choose to make additional pension contributions in excess of this amount. We made contributions of $2.9 million to our domestic and foreign pension plans (both qualified and nonqualified) during the three-month period ended March 31, 2026.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $264.9 million at March 31, 2026 and $259.2 million at December 31, 2025. Related assets for corresponding offsetting benefits recorded in Other assets totaled $76.4 million at March 31, 2026 and $75.8 million at December 31, 2025. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2026 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. We also could borrow under our credit facilities or issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to maintain financial flexibility by continuing our cost savings initiatives, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will focus on investing in growth of the businesses and returning value to shareholders. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or issuing debt or equity securities, in addition to using cash on hand.
We expect our capital expenditures to be between $550 million and $600 million in 2026, in line with the $589.8 million of capital expenditures in 2025. The forecasted capital expenditures in 2026 reflects the new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.

The restructuring actions that began in 2024 are part of a broader effort focused on preserving its world-class resource advantages, optimizing its global conversion network, improving our cost competitiveness and efficiency, reducing capital intensity and enhancing our financial flexibility. While we achieved our $400 million per year cost and productivity improvement target resulting from the comprehensive review of our cost and operating structure, we continue to focus on our cost and operating structure going forward.
In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, which is expected to result in estimated additional charges in the range of $80 million to $100 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $247 million at any one time. These agreements are uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. During the three-month period ended March 31, 2026, the Company sold and removed approximately $235.3 million of accounts receivable under these master receivables purchase agreements. The Company incurred approximately $1.6 million of fees associated with the master receivables purchase agreements during the three-month period ended March 31, 2026. Costs associated with the sales of receivables are reflected in the consolidated statements of income for the periods in which the sales occur.
To support certain construction projects at, and the restart of, the Kings Mountain mine, we previously announced a nearly $150 million grant from the U.S. Department of Energy and a $90 million critical materials award from the U.S. Department of Defense. Since inception, the Company has received $26.9 million of these funds.
Our cash flows from operations may be negatively affected by adverse consequences to our customers and the markets in which we compete as a result of moderating global economic conditions, continuing inflationary trends and reduced capital availability. We have experienced, and may continue to experience, volatility and increases in the price of certain raw materials and in transportation and energy costs as a result of geopolitical conflict, global market and supply chain disruptions and the broader inflationary environment. As a result, we are planning for various economic scenarios and actively monitoring our balance sheet to maintain the financial flexibility needed.
Although we maintain business relationships with a diverse group of financial institutions as sources of financing, an adverse change in their credit standing could lead them to not honor their contractual credit commitments to us, decline funding under our existing but uncommitted lines of credit with them, not renew their extensions of credit or not provide new financing to us. While the global corporate bond and bank loan markets remain strong, periods of elevated uncertainty related to the stability of the banking system, future pandemics or global economic and/or geopolitical concerns may limit efficient access to such markets for extended periods of time. If such concerns heighten, we may incur increased borrowing costs and reduced credit capacity as our various credit facilities mature. If the U.S. Federal Reserve or similar national reserve banks in other countries tighten the monetary supply, we may incur increased borrowing costs (as interest rates increase on our variable rate credit facilities, as our various credit facilities mature or as we refinance any maturing fixed rate debt obligations), although these cost increases would be partially offset by increased income rates on portions of our cash deposits.
Overall, with generally strong cash-generative businesses we believe we have, and will be able to maintain, a solid liquidity position. Following the early redemption of debt in March 2026, we have no additional significant long-term debt maturities before the fourth quarter of 2028.
We had cash and cash equivalents totaling $1.1 billion at March 31, 2026, of which $718.2 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first three months of 2026, we repatriated $112.7 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first three months of 2025.

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
The following tables present summarized financial information for the Parent Guarantor and the Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Issuer and the Parent Guarantor and (ii) equity in earnings from and investments in any subsidiary that is a Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in our Annual Report on Form 10-K for the year ended December 31, 2025.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Net sales(a)	$238,740	$741,274
Gross profit	113,007	238,415
Loss before income taxes and equity in net income of unconsolidated investments(b)	(162,798)	(315,779)
Net loss attributable to the Parent Guarantor and the Issuer	(162,013)	(324,323)
(a)    Includes net sales to Non-Guarantors of $142.0 million and $419.2 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $5.1 million and $5.6 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.
Summarized Balance Sheet

$ in thousands	March 31, 2026	December 31, 2025
Current assets(a)	$2,325,527	$2,477,653
Net property, plant and equipment	2,022,582	1,917,878
Other noncurrent assets(b)	1,271,925	1,555,670

Current liabilities(c)	$4,422,204	$4,322,260
Long-term debt	962,321	2,254,535
Other noncurrent liabilities(d)	5,196,690	5,227,721
(a)    Includes receivables from Non-Guarantors of $1.7 billion and $1.8 billion at March 31, 2026 and December 31, 2025, respectively.

(b)    Includes noncurrent receivables from Non-Guarantors of $880.8 million and $1.2 billion at March 31, 2026 and December 31, 2025, respectively.
(c)    Includes current payables to Non-Guarantors of $4.1 billion and $4.0 billion at March 31, 2026 and December 31, 2025, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $4.9 billion and $4.9 billion at March 31, 2026 and December 31, 2025, respectively.
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
The current securities outstanding under the Indenture are the Parent Issuer’s unsecured and unsubordinated obligations and rank equally in right of payment with all other unsecured and unsubordinated indebtedness of the Parent Issuer. All securities currently outstanding under the Indenture are effectively subordinated to the Parent Issuer’s existing and future secured indebtedness to the extent of the value of the assets securing that indebtedness. With respect to any series of securities issued under the Indenture that is subject to the Upstream Guarantee (which series of securities does not include the 5.05% Senior notes due 2032 or the 5.65% Senior notes due 2052 (collectively, the “2022 Notes”)), the Upstream Guarantee is, and will be, an unsecured and unsubordinated obligation of the Subsidiary Guarantor, ranking pari passu with all other existing and future unsubordinated and unsecured indebtedness of the Subsidiary Guarantor. All securities currently outstanding under the Indenture (other than the 2022 Notes) are effectively subordinated to all existing and future indebtedness and other liabilities of the Parent’s Subsidiaries other than the Subsidiary Guarantor. The 2022 Notes are effectively subordinated to all existing and future indebtedness and other liabilities of the Parent’s Subsidiaries, including the Subsidiary Guarantor.
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
The following tables present summarized financial information for the Subsidiary Guarantor and the Parent Issuer on a combined basis after elimination of (i) intercompany transactions and balances among the Parent Issuer and the Subsidiary Guarantor and (ii) equity in earnings from and investments in any subsidiary that is an Upstream Non-Guarantor. Each entity in the combined financial information follows the same accounting policies as described herein and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Summarized Statement of Operations

$ in thousands	Three Months Ended March 31, 2026	Year Ended December 31, 2025
Net sales(a)	$139,820	$521,976
Gross profit	80,668	296,868
Loss before income taxes and equity in net income of unconsolidated investments(b)	(167,759)	(237,553)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(166,974)	(254,488)
(a)    Includes net sales to Non-Guarantors of $43.0 million and $199.9 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.
(b)    Includes intergroup income to Non-Guarantors of $5.1 million and $5.0 million for the three months ended March 31, 2026 and year ended December 31, 2025, respectively.

Summarized Balance Sheet

$ in thousands	March 31, 2026	December 31, 2025
Current assets(a)	$2,385,416	$2,520,047
Net property, plant and equipment	913,162	790,786
Other non-current assets(b)	379,713	667,148

Current liabilities(c)	$4,364,268	$4,284,798
Long-term debt	1,379,665	2,621,531
Other noncurrent liabilities(d)	5,214,813	5,247,889
(a)    Includes receivables from Non-Guarantors of $1.9 billion and $1.9 billion at March 31, 2026 and December 31, 2025, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $4.3 million and $278.3 million at March 31, 2026 and December 31, 2025, respectively.
(c)    Includes current payables to Non-Guarantors of $4.1 billion and $4.0 billion at March 31, 2026 and December 31, 2025, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $4.9 billion and $4.9 billion at March 31, 2026 and December 31, 2025, respectively.
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
These forward-looking statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which are difficult to predict and many of which are beyond our control. There can be no assurance that our actual results will not differ materially from the results and expectations expressed or implied in the forward-looking statements. Factors that could cause actual results to differ materially from the outlook expressed or implied in any forward-looking statement include those disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as well as, without limitation, information related to: changes in economic and business conditions; product development; changes in financial and operating performance of our major customers and industries and markets served by us; the timing of orders received from customers; the gain or loss of significant customers; fluctuations in lithium market pricing, which could impact our revenues and profitability particularly due to our increased exposure to index-referenced and variable-priced contracts for battery grade lithium sales; changes with respect to contract renegotiations; potential production volume shortfalls; competition from other manufacturers; changes in the demand for our products or the end-user markets in which our products are sold; limitations or prohibitions on the manufacture and sale of our products; availability of raw materials; our rights to use water and our usage of water, particularly with respect to our early warning plan at our facilities in Chile; technological change and development; changes in our markets in general; fluctuations in foreign currencies; changes in trade policies and tariffs; political instability affecting our manufacturing operations or joint ventures; changes in accounting standards; the inability to achieve results from our global manufacturing cost reduction initiatives as well as our ongoing continuous improvement and rationalization programs; changes in the jurisdictional mix of our earnings and changes in tax laws and rates or interpretation; changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations; the ability to apply for and obtain government funding to support new operations; volatility and uncertainties in the debt and equity markets; decisions we may make in the future; expected benefits and expenses related to our ongoing and any future operating structure and asset optimization activities; timing of active and proposed restructuring and cost optimization projects; impacts of the situations in the Middle East, the tensions between China and Taiwan and the military conflict between Russia and Ukraine, and the related global responses; performance of our partners in joint ventures and other projects; and the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).
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
Summary of Critical Accounting Policies and Estimates
There have been no significant changes in our critical accounting policies and estimates from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
Recent Accounting Pronouncements
For a description of recent accounting pronouncements, see Item 1 Financial Statements – Note 20, “Recently Issued Accounting Pronouncements” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes in our interest rate risk, foreign currency exchange rate exposure, marketable securities price risk or raw material price risk from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2025, except as noted below.
We had variable interest rate borrowings of $17.5 million outstanding at March 31, 2026, bearing a weighted average interest rate of 1.82% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.2 million as of March 31, 2026. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $1.6 billion and with a fair value representing a liability position of $7.9 million at March 31, 2026. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of March 31, 2026, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $56.0 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $56.1 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of March 31, 2026, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the first quarter ended March 31, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
While we attempt to identify, manage and mitigate risks and uncertainties associated with our business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. The risk factors set forth in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 describe some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our results of operations and our financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 5.	Other Information.
N/A

Item 6.	Exhibits.
(a) Exhibits

10.1
Third Amendment to Credit Agreement, dated as of March 19, 2026, among Albemarle Corporation and Albemarle Europe SRL, as borrowers, the Lenders party thereto, and Bank of America, N.A., as Administrative Agent for the Lenders [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on March 25, 2026, and incorporated herein by reference].

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended March 31, 2026, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iii) the Consolidated Balance Sheets at March 31, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Equity for the three months ended March 31, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	May 6, 2026	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)