Form 10-Q
period 2026-06-30
ALBEMARLE CORP
filed 2026-08-05
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended June 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of July 29, 2026: 118,005,057

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$1,743,313	$1,329,992	$3,172,044	$2,406,873
Cost of goods sold(a)	1,153,012	1,133,116	2,080,777	2,053,698
Gross profit	590,301	196,876	1,091,267	353,175
Selling, general and administrative expenses	126,353	132,457	263,759	255,959
Restructuring charges and asset write-offs	7,337	4,448	33,203	3,385
Research and development expenses	3,667	12,444	12,837	26,543
Loss on sale of business	—	—	95,018	—
Operating profit	452,944	47,527	686,450	67,288
Interest and financing expenses	(30,924)	(49,939)	(64,045)	(98,916)
Other income (expenses), net	19,629	(6,559)	73,439	3,691
Income (loss) before income taxes and equity in net income of unconsolidated investments	441,649	(8,971)	695,844	(27,937)
Income tax expense	94,002	34,094	115,513	30,116
Income (loss) before equity in net income of unconsolidated investments	347,647	(43,065)	580,331	(58,053)
Equity in net income of unconsolidated investments (net of tax)	151,564	78,258	247,857	142,544
Net income	499,211	35,193	828,188	84,491
Net income attributable to noncontrolling interests	(19,252)	(12,296)	(29,138)	(20,246)
Net income attributable to Albemarle Corporation	479,959	22,897	799,050	64,245
Mandatory convertible preferred stock dividends	(41,687)	(41,687)	(83,375)	(83,375)
Net income (loss) attributable to Albemarle Corporation common shareholders	$438,272	$(18,790)	$715,675	$(19,130)

Basic earnings (loss) per share attributable to common shareholders	$3.72	$(0.16)	$6.07	$(0.16)
Diluted earnings (loss) per share attributable to common shareholders	$3.52	$(0.16)	$5.87	$(0.16)
Weighted-average common shares outstanding – basic	117,961	117,665	117,907	117,634
Weighted-average common shares outstanding – diluted	136,212	117,665	136,170	117,634
(a)Included purchases from related unconsolidated affiliates of $322.5 million and $158.6 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $450.7 million and $278.5 million for the six-month periods ended June 30, 2026 and 2025, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$499,211	$35,193	$828,188	$84,491
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	12,586	268,758	88,353	377,773
Net investment hedge	3,131	—	3,131	—
Cash flow hedge	(107)	(107)	(214)	(214)
Total other comprehensive income, net of tax	15,610	268,651	91,270	377,559
Comprehensive income	514,821	303,844	919,458	462,050
Comprehensive income attributable to noncontrolling interests	(19,349)	(12,355)	(29,200)	(20,287)
Comprehensive income attributable to Albemarle Corporation	$495,472	$291,489	$890,258	$441,763
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,631,688	$1,618,001
Trade accounts receivable, less allowance for credit losses (2026 – $4,582; 2025 – $4,578)	603,805	593,502
Other accounts receivable	123,870	105,110
Inventories	1,384,563	1,179,271
Other current assets	200,275	140,440
Current assets held for sale	—	371,815
Total current assets	3,944,201	4,008,139
Property, plant and equipment, at cost	11,902,156	11,768,840
Less accumulated depreciation and amortization	3,442,831	3,156,429
Net property, plant and equipment	8,459,325	8,612,411
Investments	1,109,241	900,926
Other assets	707,577	647,185
Goodwill	1,482,672	1,499,657
Other intangibles, net of amortization	202,079	214,233
Noncurrent assets held for sale	—	491,660
Total assets	$15,905,095	$16,374,211
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$670,229	$779,160
Accounts payable to related parties	445,421	134,369
Accrued expenses	507,556	521,831
Current portion of long-term debt	74,677	74,077
Dividends payable	61,514	61,387
Income taxes payable	131,703	35,467
Current liabilities held for sale	—	191,753
Total current liabilities	1,891,100	1,798,044
Long-term debt	1,802,107	3,119,464
Postretirement benefits	45,198	44,744
Pension benefits	105,729	117,361
Other noncurrent liabilities	1,158,555	1,084,892
Deferred income taxes	368,552	368,275
Noncurrent liabilities held for sale	—	59,970
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 117,994 in 2026 and 117,716 in 2025	1,180	1,178
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2026 and 2025	2,235,105	2,235,105
Additional paid-in capital	3,048,664	3,018,213
Accumulated other comprehensive loss	(243,599)	(334,807)
Retained earnings	5,233,819	4,613,676
Total Albemarle Corporation shareholders’ equity	10,275,169	9,533,365
Noncontrolling interests	258,685	248,096
Total equity	10,533,854	9,781,461
Total liabilities and equity	$15,905,095	$16,374,211
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at March 31, 2026	117,885,794	$1,179	2,300,000	$2,235,105	$3,029,667	$(259,112)	$4,843,335	$9,850,174	$257,942	$10,108,116
Net income							479,959	479,959	19,252	499,211
Other comprehensive income						15,513		15,513	97	15,610
Common stock dividends declared, $0.405 per common share							(47,788)	(47,788)	(18,606)	(66,394)
Mandatory convertible preferred stock cumulative dividends							(41,687)	(41,687)		(41,687)
Stock-based compensation					8,540			8,540		8,540
Exercise of stock options	99,752	2			10,716			10,718		10,718
Issuance of common stock, net	9,434	—	(174)	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(1,402)	(1)			(259)			(260)		(260)
Balance at June 30, 2026	117,993,578	$1,180	2,299,826	$2,235,105	$3,048,664	$(243,599)	$5,233,819	$10,275,169	$258,685	$10,533,854

Balance at March 31, 2025	117,650,568	$1,177	2,300,000	$2,235,105	$2,991,389	$(633,136)	$5,433,704	$10,028,239	$246,103	$10,274,342
Net income							22,897	22,897	12,296	35,193
Other comprehensive income						268,592		268,592	59	268,651
Common stock dividends declared, $0.405 per common share							(47,657)	(47,657)	—	(47,657)
Mandatory convertible preferred stock cumulative dividends							(41,687)	(41,687)		(41,687)
Stock-based compensation					10,179			10,179		10,179
Issuance of common stock, net	20,396	—			—			—		—
Withholding taxes paid on stock-based compensation award distributions	(1,713)	—			(37)			(37)		(37)
Balance at June 30, 2025	117,669,251	$1,177	2,300,000	$2,235,105	$3,001,531	$(364,544)	$5,367,257	$10,240,526	$258,458	$10,498,984

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts

Balance at December 31, 2025	117,715,875	$1,178	2,300,000	$2,235,105	$3,018,213	$(334,807)	$4,613,676	$9,533,365	$248,096	$9,781,461
Net income							799,050	799,050	29,138	828,188
Other comprehensive income						91,208		91,208	62	91,270
Common stock dividends declared, $0.81 per common share							(95,532)	(95,532)	(18,606)	(114,138)
Mandatory convertible preferred stock cumulative dividends							(83,375)	(83,375)		(83,375)
Stock-based compensation					15,017			15,017		15,017
Exercise of stock options	196,957	2			19,633			19,635		19,635
Issuance of common stock, net	131,473	1	(174)	—	(1)			—		—
Change in ownership interest of noncontrolling interest					—			—	(5)	(5)
Withholding taxes paid on stock-based compensation award distributions	(50,727)	(1)			(4,198)			(4,199)		(4,199)
Balance at June 30, 2026	117,993,578	$1,180	2,299,826	$2,235,105	$3,048,664	$(243,599)	$5,233,819	$10,275,169	$258,685	$10,533,854

Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net income							64,245	64,245	20,246	84,491
Other comprehensive income						377,518		377,518	41	377,559
Common stock dividends declared, $0.81 per common share							(95,305)	(95,305)	—	(95,305)
Mandatory convertible preferred stock cumulative dividends							(83,375)	(83,375)		(83,375)
Stock-based compensation					17,681			17,681		17,681
Exercise of stock options	21,151	—			1,186			1,186		1,186
Issuance of common stock, net	126,469	1			(1)			—		—
Withholding taxes paid on stock-based compensation award distributions	(38,143)	—			(2,941)			(2,941)		(2,941)
Balance at June 30, 2025	117,669,251	$1,177	2,300,000	$2,235,105	$3,001,531	$(364,544)	$5,367,257	$10,240,526	$258,458	$10,498,984
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash and cash equivalents at beginning of year	$1,618,001	$1,192,230
Cash flows from operating activities:
Net income	828,188	84,491
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	313,606	330,485
Loss on sale of business	95,018	—
Gain on sale of equity investment	(42,300)	—
Stock-based compensation and other	14,661	17,068
Equity in net income of unconsolidated investments (net of tax)	(247,857)	(142,544)
Dividends received from unconsolidated investments and nonmarketable securities	131,744	67,765
Pension and postretirement expense	5,299	3,504
Pension and postretirement contributions	(14,298)	(9,934)
Unrealized (gain) loss on investments in marketable securities	(2,792)	4,984
Gain on early extinguishment of debt	(12,543)	—
Deferred income taxes	(19,798)	(38,907)
Working capital changes	(53,125)	(96,762)
Noncurrent liability changes and other, net	60,438	318,030
Net cash provided by operating activities	1,056,241	538,180
Cash flows from investing activities:
Capital expenditures	(170,407)	(302,252)
Proceeds from sale of businesses, net of cash sold	525,156	—
Proceeds from sale of property and equipment	—	23,751
Proceeds from sale of investments	123,270	—
Proceeds from sale of available for sale debt securities	—	288,000
(Payments) proceeds from settlement of foreign currency forward contracts, net	(18,772)	171,262
Sales of marketable securities, net	1,392	2,971
Investments in equity investments and nonmarketable securities	(119)	(120)
Net cash provided by investing activities	460,520	183,612
Cash flows from financing activities:
Repayments of long-term debt and credit agreements	(1,314,151)	(29,103)
Proceeds from borrowings of long-term debt and credit agreements	35,952	19,488
Other debt repayments, net	(12,309)	(2,427)
Fees related to early extinguishment of debt	(1,686)	—
Dividends paid to common shareholders	(95,372)	(95,244)
Dividends paid to mandatory convertible preferred shareholders	(83,375)	(83,375)
Dividends paid to noncontrolling interests	(37,463)	(18,169)
Proceeds from exercise of stock options	19,635	1,186
Withholding taxes paid on stock-based compensation award distributions	(4,199)	(2,941)
Other	(438)	(55)
Net cash used in financing activities	(1,493,406)	(210,640)
Net effect of foreign exchange on cash and cash equivalents	(9,668)	103,447
Increase in cash and cash equivalents	13,687	614,599
Cash and cash equivalents at end of period	$1,631,688	$1,806,829
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of June 30, 2026 and December 31, 2025, our consolidated statements of income, consolidated statements of comprehensive income and consolidated statements of changes in equity for the three-month and six-month periods ended June 30, 2026 and 2025 and our condensed consolidated statements of cash flows for the six-month periods ended June 30, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2026. The December 31, 2025 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and six-month periods ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.

NOTE 2—Divestitures:
On October 25, 2025, the Company signed a definitive agreement to divest the controlling ownership interest of its Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”), with the sale closing on March 2, 2026. The Refining Solutions business that was divested and contributed is defined as the Company’s Ketjen reportable segment, excluding its performance catalysts solutions (“PCS”) business and the Company’s 50% ownership interest in Eurecat S.A. (which the Company divested in a separate transaction as described below). Following the completion of the transactions in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company received $525.2 million in cash, net of cash sold, owned 49% of the common units of Holdco and retained 100% ownership of the PCS business. As a result of the Refining Solutions Business Transaction, the Company recorded a loss of $95.0 million before income taxes in 2026.
The Company’s ownership interest in Holdco, initially representing a 49% interest following completion of the Refining Solutions Business Transaction, consists of common units that are junior to the preferred equity in Holdco held by the other ownership group. The preferred equity accrues dividends, regardless of whether or not declared, for the first five years after the closing of the Refining Solutions Business Transaction, and is convertible into common equity of Holdco at the option of the holder.
In a separate transaction, on January 23, 2026, the Company completed the sale of its 50% ownership interest in Eurecat S.A., a joint venture included in the Refining Solutions reporting unit, for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash, to Axens SA and recorded a gain before income taxes of $42.3 million in Other income (expenses), net on the consolidated statements of income during the six-month period ended June 30, 2026.
In connection with the Company’s entry into the definitive agreement related to the Refining Solutions Business Transaction, on October 25, 2025, the Company concluded the Refining Solutions business met the criteria to be classified as held for sale in the Company’s consolidated financial statements. As such, the assets and liabilities of the Refining Solutions business were included in the current or noncurrent assets held for sale and liabilities held for sale, respectively, in the consolidated balance sheet at December 31, 2025. The Eurecat S.A. transaction was separate from the Refining Solutions Business Transaction, and its investment was not classified as held for sale. Upon classification as held for sale, the Refining Solutions business was measured at the lower of its carrying amount or its fair value less costs to sell.

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

NOTE 3—Inventories:
The following table provides a breakdown of inventories at June 30, 2026 and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Finished goods	$832,861	$620,738
Raw materials and work in process(a)	395,618	414,232
Stores, supplies and other	156,084	144,301
Total	$1,384,563	$1,179,271

(a)Includes $312.9 million and $297.9 million at June 30, 2026 and December 31, 2025, respectively, of work in process in our Energy Storage segment.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet date in Inventories, specifically finished goods, and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income. The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $143.0 million and $37.2 million at June 30, 2026 and December 31, 2025, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income.

NOTE 4—Investments:
Unconsolidated Joint Ventures
Following the completion of the Refining Solutions Business Transaction discussed in Note 2, “Divestitures,” the Company retained an initial 49% ownership interest in the Ketjen joint venture. The Company’s valuation of its investment in this Ketjen joint venture was measured using the Black-Scholes option-pricing model using key assumptions such as equity volatility, a risk-free rate and certain terms of the joint venture agreement. This nonrecurring fair value measurement is classified as Level 3 within the fair value hierarchy due to the unobservable inputs used. The Company’s investment in this unconsolidated joint venture is reported within Investments on the consolidated balance sheet, and its equity in net income of unconsolidated investments (net of tax) is included within Other joint ventures in the below table. In addition, the Company divested all of its direct ownership interests in Nippon Ketjen Company Limited and Fábrica Carioca de Catalisadores S.A., joint ventures included in the Refining Solutions Business Transaction. The investment balances for these unconsolidated investments were reported within Noncurrent assets held for sale at December 31, 2025.
In a separate transaction, on January 23, 2026, the Company divested its 50% ownership interest in the Eurecat S.A joint venture and recorded a gain of $42.3 million in Other income (expenses), net on the consolidated statements of income during the six-month period ended June 30, 2026.
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Windfield	$165,835	$71,762	$259,127	$126,748
Other joint ventures	(14,271)	6,496	(11,270)	15,796
Total	$151,564	$78,258	$247,857	$142,544
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $985.0 million and $735.3 million at June 30, 2026 and December 31, 2025, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$889,113	$296,020	$1,470,170	$586,439
Gross profit	767,295	169,778	1,220,598	362,482
Income before income taxes	658,794	161,354	1,065,456	306,150
Net income	461,155	112,897	745,819	214,641
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income (expenses), net in

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
our consolidated statements of income. During the three-month and six-month periods ended June 30, 2026, the Company recorded unrealized mark-to-market gains of $6.5 million and $1.0 million, respectively, in Other income (expenses), net for all public equity securities held at the end of the balance sheet date. During the three-month and six-month periods ended June 30, 2025, the Company recorded unrealized mark-to-market gains (losses) of $0.2 million and ($4.8) million, respectively, in Other income (expenses), net for all public equity securities held at the end of the balance sheet date.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In June 2025, the Company agreed to a redemption of the preferred equity for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. As a result, the Company recorded a loss of $38.0 million within Other income (expenses), net for the three-month and six-month periods ended June 30, 2025, representing the difference between the cash received and the recorded fair value of $326.0 million prior to redemption.

NOTE 5—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the six-month period ended June 30, 2026 (in thousands):

	Energy Storage	Specialties	Total
Balance at December 31, 2025(a)	$1,466,959	$32,698	$1,499,657
Foreign currency translation adjustments	(17,080)	95	(16,985)
Balance at June 30, 2026(a)	$1,449,879	$32,793	$1,482,672
(a)    Balance as of June 30, 2026 and December 31, 2025 included an accumulated impairment loss of $6.8 million from the PCS reporting unit that is now reported within Corporate and All Other. Goodwill reported in Energy Storage and Specialties as of June 30, 2026 and December 31, 2025 relates entirely to the Energy Storage and Specialties reporting units, respectively.
The following table summarizes the changes in other intangibles and related accumulated amortization for the six-month period ended June 30, 2026 (in thousands):

	Customer Lists and Relationships	Patents and Technology	Other(a)	Total
Gross Asset Value
Balance at December 31, 2025	$384,331	$32,480	$31,451	$448,262
Foreign currency translation adjustments and other	(7,309)	1,616	388	(5,305)
Balance at June 30, 2026	$377,022	$34,096	$31,839	$442,957
Accumulated Amortization
Balance at December 31, 2025	$(206,071)	$(15,262)	$(12,696)	$(234,029)
Amortization	(8,650)	(1,282)	(498)	(10,430)
Foreign currency translation adjustments and other	4,076	(335)	(160)	3,581
Balance at June 30, 2026	$(210,645)	$(16,879)	$(13,354)	$(240,878)
Net Book Value at December 31, 2025	$178,260	$17,218	$18,755	$214,233
Net Book Value at June 30, 2026	$166,377	$17,217	$18,485	$202,079
(a)    Following the completion of the sale of our Refining Solutions business, the remaining Trade Names and Trademarks balance was moved to Other. The Net Book Value of Trade Names and Trademarks includes only indefinite-lived intangible assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 6—Long-Term Debt:
Long-term debt at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
1.625% notes due 2028	$568,500	$588,600
3.45% Senior notes due 2029	109,240	171,612
4.65% Senior notes due 2027	—	650,000
5.05% Senior notes due 2032	415,726	600,000
5.45% Senior notes due 2044	200,966	350,000
5.65% Senior notes due 2052	195,680	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	17,304	17,892
Finance lease obligations	104,849	106,796
Other	10,500	20,500
Unamortized discount and debt issuance costs	(45,981)	(61,859)
Total long-term debt	1,876,784	3,193,541
Less amounts due within one year	74,677	74,077
Long-term debt, less current portion	$1,802,107	$3,119,464
During the six-month period ended June 30, 2026, using proceeds from the sale of our Refining Solutions business and cash on hand, we redeemed the 4.65% Senior notes in full, and repurchased $62.4 million of the 3.45% Senior notes, $184.3 million of the 5.05% Senior notes, $149.0 million of the 5.45% Senior notes, and $254.3 million of the 5.65% Senior notes. As a result, included in Interest and financing expenses for the six-month period ended June 30, 2026 is a gain on early extinguishment of debt of $12.5 million, representing the repurchase of these notes at a discount, partially offset by tender premiums and redemption fees.
Accounts Receivable Purchase Agreements
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $249 million at any one time. The agreements are uncommitted and can be terminated by us or the purchaser upon notice in accordance with the terms of the agreements. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets as of the effective time of the sales transaction. During the three-month and six-month periods ended June 30, 2026, the Company sold and removed approximately $281.6 million and $516.7 million, respectively, of accounts receivable under the master receivables purchase agreements. The Company incurred approximately $1.9 million and $3.5 million, respectively, of fees associated with the master receivables purchase agreements during the three-month and six-month periods ended June 30, 2026. Costs associated with the sales of receivables are reflected in the consolidated statements of income for the periods in which the sales occur.

NOTE 7—Deferred Revenue:
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Deferred revenue at June 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025
Current deferred revenue(a)	$98,230	$93,090
Noncurrent deferred revenue(b)	296,777	340,527
Total deferred revenue	$395,007	$433,617
(a)    Reported in Accrued expenses on the consolidated balance sheets.
(b)    Reported in Other noncurrent liabilities on the consolidated balance sheets.
During the year ended December 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. Deferred revenue of $21.9 million and $43.8 million was recognized in Net sales during the three-month and six-month periods ended June 30, 2026, respectively. There was no deferred revenue recognized in Net sales during the three-month and six-month periods ended June 30, 2025.

NOTE 8—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the six months ended June 30, 2026 (in thousands):

Beginning balance at December 31, 2025	$20,548
Expenditures	(307)
Accretion of discount	446
Foreign currency translation adjustments and other	(113)
Ending balance at June 30, 2026	20,574
Less amounts reported in Accrued expenses	4,031
Amounts reported in Other noncurrent liabilities	$16,543
Environmental remediation liabilities included discounted liabilities of $17.1 million and $17.0 million at June 30, 2026 and December 31, 2025, respectively, discounted at rates with a weighted-average of 4.0%, and with the undiscounted amount totaling $33.9 million and $34.2 million at June 30, 2026 and December 31, 2025, respectively.
The amounts recorded represent our future remediation and other anticipated environmental liabilities. These liabilities typically arise during the normal course of our operational and environmental management activities or at the time of acquisition of a site, and are based on internal analysis as well as input from outside consultants. As evaluations proceed at each relevant site, changes in risk assessment practices, remediation techniques and regulatory requirements can occur, therefore such liability estimates may be adjusted accordingly. The timing and duration of remediation activities at these sites will be determined when evaluations are completed. Although it is difficult to quantify the potential financial impact of these remediation liabilities, management estimates (based on the latest available information) that there is a reasonable possibility that future environmental remediation costs associated with our past operations could represent an additional $38 million before income taxes, in excess of amounts already recorded.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $17.5 million and $12.1 million at June 30, 2026 and December 31, 2025, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2016 and the Refining Solutions Business Transaction in March 2026.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At June 30, 2026, the Company believes its liability under such obligations is immaterial.

NOTE 9—Equity:
Common Stock
On May 5, 2026, the Company’s board of directors declared a cash dividend of $0.405 per share. This dividend was paid on July 1, 2026 to shareholders of record at the close of business as of June 12, 2026. On July 21, 2026, the Company’s board of directors declared a cash dividend of $0.41 per share, an increase from the prior regular quarterly dividend. This dividend is payable on October 1, 2026 to shareholders of record at the close of business as of September 11, 2026.
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
There were 2,299,826 shares of Mandatory Convertible Preferred Stock issued and outstanding at June 30, 2026.
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Foreign Currency Translation and Other(a)	Net Investment Hedge(b)	Cash Flow Hedge(c)	Total
Three months ended June 30, 2026
Balance at March 31, 2026	$(263,717)	$—	$4,605	$(259,112)
Other comprehensive income before reclassifications	12,569	3,131	46	15,746
Amounts reclassified from accumulated other comprehensive loss	17	—	(153)	(136)
Other comprehensive income (loss), net of tax	12,586	3,131	(107)	15,610
Other comprehensive income attributable to noncontrolling interests	(97)	—	—	(97)
Balance at June 30, 2026	$(251,228)	$3,131	$4,498	$(243,599)
Three months ended June 30, 2025
Balance at March 31, 2025	$(638,169)	$—	$5,033	$(633,136)
Other comprehensive income before reclassifications	268,742	—	165	268,907
Amounts reclassified from accumulated other comprehensive loss	16	—	(272)	(256)
Other comprehensive income (loss), net of tax	268,758	—	(107)	268,651
Other comprehensive income attributable to noncontrolling interests	(59)	—	—	(59)
Balance at June 30, 2025	$(369,470)	$—	$4,926	$(364,544)
Six months ended June 30, 2026
Balance at December 31, 2025	$(339,519)	$—	$4,712	$(334,807)
Other comprehensive income (loss) before reclassifications	39,022	3,131	(64)	42,089
Amounts reclassified from accumulated other comprehensive loss	49,331	—	(150)	49,181
Other comprehensive income (loss), net of tax	88,353	3,131	(214)	91,270
Other comprehensive income attributable to noncontrolling interests	(62)	—	—	(62)
Balance at June 30, 2026	$(251,228)	$3,131	$4,498	$(243,599)
Six months ended June 30, 2025
Balance at December 31, 2024	$(747,202)	$—	$5,140	$(742,062)
Other comprehensive income (loss) before reclassifications	377,741	—	(66)	377,675
Amounts reclassified from accumulated other comprehensive loss	32	—	(148)	(116)
Other comprehensive income (loss), net of tax	377,773	—	(214)	377,559
Other comprehensive income attributable to noncontrolling interests	(41)	—	—	(41)
Balance at June 30, 2025	$(369,470)	$—	$4,926	$(364,544)
(a)Amount reclassified from accumulated other comprehensive loss for the six-month period ended June 30, 2026 is primarily included in Loss on sale of business on the consolidated statement of income, and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of the Refining Solutions business on March 2, 2026. See Note 2, “Divestitures,” for additional information.
(b)See Note 15, “Fair Value of Financial Instruments,” for details of the Company’s net investment hedge.
(c)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During 2024, the Company dedesignated the remaining foreign currency forward contracts accounted for as cash flow hedges. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The amount of income tax (expense) benefit allocated to each component of Other comprehensive income for the three-month and six-month periods ended June 30, 2026 and 2025 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Total
Three months ended June 30, 2026
Other comprehensive income (loss), before tax	$14,437	$3,131	$(107)	$17,461
Income tax expense	(1,851)	—	—	(1,851)
Other comprehensive income (loss), net of tax	$12,586	$3,131	$(107)	$15,610
Three months ended June 30, 2025
Other comprehensive income (loss), before tax	$263,101	$—	$(107)	$262,994
Income tax benefit	5,657	—	—	5,657
Other comprehensive income (loss), net of tax	$268,758	$—	$(107)	$268,651
Six months ended June 30, 2026
Other comprehensive income (loss), before tax	$90,175	$3,131	$(214)	$93,092
Income tax expense	(1,822)	—	—	(1,822)
Other comprehensive income (loss), net of tax	$88,353	$3,131	$(214)	$91,270
Six months ended June 30, 2025
Other comprehensive income (loss), before tax	$372,119	$—	$(214)	$371,905
Income tax benefit	5,654	—	—	5,654
Other comprehensive income (loss), net of tax	$377,773	$—	$(214)	$377,559

NOTE 10—Restructuring Charges and Asset Write-offs:
Kemerton Train 1 Restructuring
In February 2026, in connection with the Company’s ongoing review of its cost and operating structure, the Company put the Kemerton Train 1 in Western Australia into care and maintenance. Since February 2026, the Company recorded charges in Restructuring charges and asset write-offs of $31.8 million, consisting of decommissioning costs, asset disposal costs, contract cancellation costs, severance and other associated charges resulting from placing Kemerton Train 1 into care and maintenance (the “Kemerton Train 1 Restructuring”). All charges related to the Kemerton Train 1 Restructuring were recorded in the Energy Storage segment.
In connection with the Kemerton Train 1 Restructuring, the Company expects to record additional charges in the range of $70 million to $90 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Since July 2024, the Company has recorded charges for this plan consisting of decommissioning costs of $13.2 million, asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.4 million and other (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $29.3 million. Charges related to Second Half 2024 Restructuring were primarily recorded in the Energy Storage segment, with the exception of severance and employee benefits, which were recorded globally in Corporate and all segments. The Company finalized placing Kemerton Train 2 into care and maintenance during the first half of 2026.
Detail of Restructuring Charges and Liabilities
The following table provides details of our restructuring related charges recorded to Restructuring charges and asset write-offs on the consolidated statements of income (with the exception of dedesignated cash flow hedge charges recorded in Other income (expenses), net) for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30, 2026
	Decommissioning Costs(a)	Asset Write-offs(b)	Severance and Employee Benefits	Contract Cancellation Costs(c)	Other(d)	Total
Kemerton Train 1 Restructuring	$7,476	$(406)	$—	$—	$55	$7,125
Second Half 2024 Restructuring(e)	212	—	—	—	—	212
	$7,688	$(406)	$—	$—	$55	$7,337

	Three Months Ended June 30, 2025
	Decommissioning Costs(a)	Asset Write-offs(b)	Severance and Employee Benefits	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$1,430	$370	$564	$2,603	$(683)	$4,284

	Six Months Ended June 30, 2026
	Decommissioning Costs(a)	Asset Write-offs(b)	Severance and Employee Benefits	Contract Cancellation Costs(c)	Other(d)	Total
Kemerton Train 1 Restructuring	$11,819	$2,326	$15,397	$1,013	$1,246	$31,801
Second Half 2024 Restructuring(e)	1,402	—	—	—	—	1,402
	$13,221	$2,326	$15,397	$1,013	$1,246	$33,203

	Six Months Ended June 30, 2025
	Decommissioning Costs(a)	Asset Write-offs(b)	Severance and Employee Benefits	Contract Cancellation Costs(c)	Other(d)	Total
Second Half 2024 Restructuring(e)	$7,185	$(6,878)	$2,184	$777	$183	$3,451
(a)    Decommissioning costs to put Kemerton Trains 1 and 2 and the Chengdu, China conversion plant into care and maintenance.
(b)    In 2026, the Company updated its estimates concerning the progress of construction activities, resulting in a net favorable adjustment of asset write-offs. In 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a net favorable adjustment of asset write-offs.
(c)    Includes cancellation fees for contractors and required payments under take or pay contracts.
(d)    Other costs recorded as part of the Kemerton Train 1 Restructuring plan were primarily related to the disposal of assets. Other costs recorded during the three-month and six-month periods ended June 30, 2025 with respect to the Second Half 2024 Restructuring include a gain (loss) of $0.1 million and ($0.1) million, respectively, recorded in Other income (expenses), net.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(e)    Severance and employee benefits related to all segments, as well as Corporate and all other. All other restructuring costs were primarily recorded in the Energy Storage segment.
The following tables summarize the changes in restructuring liabilities for the six-month period ended June 30, 2026 (in thousands):

Kemerton Train 1 Restructuring	Decommissioning Costs	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2025	$—	$—	$—	$—	$—	$—
2026 charges	11,819	2,732	15,397	1,013	1,246	32,207
Change in estimate(a)	—	(406)	—	—	—	(406)
Cash payments	(11,819)	—	(6,400)	(266)	(207)	(18,692)
Asset write-off	—	(2,326)	—	—	—	(2,326)
Foreign currency translation adjustments	—	—	(193)	—	—	(193)
Ending balance at June 30, 2026(b)	$—	$—	$8,804	$747	$1,039	$10,590

Second Half 2024 Restructuring	Decommissioning Costs	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2025	$—	$—	$1,115	$16,158	$4,843	$22,116
2026 charges	1,402	—	—	—	—	1,402
Cash payments	(1,402)	—	(837)	(5,181)	—	(7,420)
Foreign currency translation adjustments and other	—	—	(278)	(446)	—	(724)
Ending balance at June 30, 2026(b)	$—	$—	$—	$10,531	$4,843	$15,374
(a)    In 2026, the Company updated its estimates concerning the progress of construction activities, resulting in a net favorable adjustment of asset write-offs.
(b)    Approximately $15.7 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of June 30, 2026. $10.2 million of the liability is recorded in Other noncurrent liabilities as of June 30, 2026, and relates to certain take or pay liabilities that will be paid in line with the terms of the original contract through 2027 and severance liabilities that are expected to be paid beyond the next twelve months.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and six-month periods ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Pension Benefits Cost (Credit):
Service cost	$1,500	$1,447	$3,050	$2,844
Interest cost	8,365	8,454	16,777	16,793
Expected return on assets	(8,140)	(8,588)	(15,834)	(17,123)
Amortization of prior service benefit	20	20	40	39
Total net pension benefits cost	$1,745	$1,333	$4,033	$2,553
Postretirement Benefits Cost:
Service cost	$4	$5	$8	$10
Interest cost	629	470	1,258	941
Total net postretirement benefits cost	$633	$475	$1,266	$951
Total net pension and postretirement benefits cost	$2,378	$1,808	$5,299	$3,504
All components of net benefit cost, other than service cost, are included in Other income (expenses), net on the consolidated statements of income.
During the three-month and six-month periods ended June 30, 2026, the Company made contributions of $11.1 million and $14.3 million, respectively to its qualified and nonqualified plans and the U.S. postretirement benefit plan. During the three-month and six-month periods ended and June 30, 2025, the Company made contributions of $4.7 million and $9.9 million, respectively, to its qualified and nonqualified plans and the U.S. postretirement benefit plan. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to be approximately $19.1 million in 2026.

NOTE 12—Income Taxes:
The effective income tax rate for the three-month and six-month periods ended June 30, 2026 were 21.3% and 16.6%, respectively, compared to (380.0)% and (107.8)% for the three-month and six-month periods ended June 30, 2025, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The change in effective tax rate in the three-month and six-month periods ended June 30, 2026, compared to the three-month and six-month periods ended June 30, 2025, was due to the impact of 2026 earnings in various jurisdictions, including the impact of valuation allowances. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2026 was due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in the Company’s consolidated U.S. entities, Australian entities and certain entities in China. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and six-month periods ended June 30, 2025 was due to the net impact of the location in which income was earned, including the impact of valuation allowances for losses in our consolidated Australian entities and certain entities in China.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Earnings Per Share:
Basic and diluted earnings (loss) per share for the three-month and six-month periods ended June 30, 2026 and 2025 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic earnings (loss) per share
Numerator:
Net income attributable to Albemarle Corporation	$479,959	$22,897	$799,050	$64,245
Mandatory convertible preferred stock dividends	(41,687)	(41,687)	(83,375)	(83,375)
Net income (loss) attributable to Albemarle Corporation common shareholders	$438,272	$(18,790)	$715,675	$(19,130)
Denominator:
Weighted-average common shares for basic earnings (loss) per share	117,961	117,665	117,907	117,634
Basic earnings (loss) per share	$3.72	$(0.16)	$6.07	$(0.16)
Diluted earnings (loss) per share
Numerator:
Net income attributable to Albemarle Corporation	$479,959	$22,897	$799,050	$64,245
Mandatory convertible preferred stock dividends	—	(41,687)	—	(83,375)
Net income (loss) attributable to Albemarle Corporation common shareholders	$479,959	$(18,790)	$799,050	$(19,130)
Denominator:
Weighted-average common shares for basic earnings (loss) per share	117,961	117,665	117,907	117,634
Incremental shares under mandatory convertible preferred stock	17,521	—	17,521	—
Incremental shares under stock compensation plans	730	—	742	—
Weighted-average common shares for diluted earnings (loss) per share	136,212	117,665	136,170	117,634
Diluted earnings (loss) per share	$3.52	$(0.16)	$5.87	$(0.16)
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Shares assuming the conversion of the mandatory convertible preferred stock	—	21,022	—	21,022
Shares under the stock compensation plans	90	1,543	90	1,352

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

The following table provides details of our lease contracts for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	$9,298	$8,605	$18,974	$17,337
Finance lease cost:
Amortization of right of use assets	1,613	2,026	3,222	4,024
Interest on lease liabilities	1,594	1,612	3,120	3,231
Total finance lease cost	3,207	3,638	6,342	7,255

Short-term lease cost	4,143	5,833	9,497	11,999
Variable lease cost	14,432	15,283	27,411	23,699
Total lease cost	$31,080	$33,359	$62,224	$60,290
Supplemental cash flow information related to our lease contracts for the six-month periods ended June 30, 2026 and 2025 is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,389	$17,042
Operating cash flows from finance leases	3,120	3,222
Financing cash flows from finance leases	2,309	2,427
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	10,414	13,258

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at June 30, 2026 and December 31, 2025 is as follows (in thousands, except as noted):

	June 30, 2026	December 31, 2025
Operating leases:
Other assets	$111,662	$116,404

Accrued expenses	26,431	24,561
Other noncurrent liabilities	95,723	103,110
Total operating lease liabilities	122,154	127,671
Finance leases:
Net property, plant and equipment	101,241	103,915

Current portion of long-term debt	4,177	4,077
Long-term debt	100,672	102,719
Total finance lease liabilities	104,849	106,796
Weighted average remaining lease term (in years):
Operating leases	13.1	13.4
Finance leases	20.0	20.5
Weighted average discount rate (%):
Operating leases	5.02%	5.01%
Finance leases	5.47%	5.47%
Maturities of lease liabilities at June 30, 2026 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$17,073	$4,934
2027	24,894	9,799
2028	20,678	9,661
2029	18,037	9,661
2030	12,853	9,013
Thereafter	101,062	122,949
Total lease payments	194,597	166,017
Less imputed interest	72,443	61,168
Total	$122,154	$104,849

NOTE 15—Fair Value of Financial Instruments:
In assessing the fair value of financial instruments, the Company uses methods and assumptions that are based on market conditions and other risk factors existing at the time of assessment. Fair value information for the Company’s financial instruments is as follows:
Long-Term Debt—the fair values of the Company’s notes are estimated using Level 1 inputs and account for the difference between the recorded amount and fair value of our long-term debt. The carrying value of the Company’s remaining long-term debt reported in the accompanying consolidated balance sheets approximates fair value as substantially all of such debt bears interest based on prevailing variable market rates currently available in the countries in which we have borrowings.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	June 30, 2026		December 31, 2025
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,883,644	$1,820,107	$3,207,210	$3,112,590
Foreign Currency Forward Contracts—In connection with our risk management strategies, we enter into derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At June 30, 2026 and December 31, 2025, we had outstanding non-designated derivative financial instruments with notional values totaling $1.4 billion and $2.4 billion, respectively. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of our non-designated foreign currency forward contracts are estimated based on current settlement values. At June 30, 2026, these foreign currency forward contracts hedge our exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
Net Investment Hedge—In June 2026, the Company entered into cross currency swaps with an aggregate notional amount of €1 billion to minimize the financial impact of changes in foreign currency exchange rates between the U.S. Dollar and Euro. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. These cross currency swaps qualify and have been designated as an effective net investment hedge of the Company's foreign currency exchange rate exposure of the net investments in foreign subsidiaries where the Euro serves as the functional currency. The Company will account for the net investment hedge using the spot method. Gains or losses on the revaluation of these cross currency swaps to our reporting currency are recorded in Accumulated other comprehensive loss. Excluded components are amortized as interest income, within Other income (expenses), net on the consolidated statements of income, as that interest is accrued.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other assets	$3,909	$—	$—	$—
Other noncurrent liabilities	—	778	—	—
Total designated as hedging instruments	$3,909	$778	$—	$—
Not designated as hedging instruments
Other current assets	$—	$—	$2,163	$—
Accrued expenses	—	4,061	—	4,781
Total not designated as hedging instruments	$—	$4,061	$2,163	$4,781
Total	$3,909	$4,839	$2,163	$4,781
The following table summarizes the net gains (losses) recognized for our derivative financial instruments during the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Designated as hedging instruments
Gain (loss) recognized in Other comprehensive income	$3,177	$165	$3,067	$(66)
Not designated as hedging instruments
(Loss) gain recognized in Other income (expenses), net(a)	$(4,432)	$112,344	$(20,216)	$164,422
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income (expenses), net.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
In addition, for the six-month periods ended June 30, 2026 and 2025, we recorded net cash (settlements) receipts of ($18.8) million and $161.9 million, respectively, in (Payments) proceeds from settlement of foreign currency forward contracts, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$31,504	$31,504	$—	$—
Public equity securities(b)	$30,090	$30,090	$—	$—
Private equity securities measured at net asset value(c)	$4,531	$—	$—	$—
Derivative financial instruments(d)	$3,909	$—	$3,909	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$31,504	$31,504	$—	$—
Derivative financial instruments(d)	$4,839	$—	$4,839	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Public equity securities(b)	$29,047	$29,047	$—	$—
Private equity securities measured at net asset value(c)	$4,515	$—	$—	$—
Derivative financial instruments(d)	$2,163	$—	$2,163	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Derivative financial instruments(d)	$4,781	$—	$4,781	$—
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
(c)The Company’s private equity security investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. Private equity securities are reported in Investments in the consolidated balance sheets and changes in fair value are reported in Other income (expenses), net in the consolidated statements of income.
(d)Derivative financial instruments are primarily comprised of the net investment hedge and foreign currency forward contracts. As a result of the Company’s global operating and financing activities, it is exposed to market risks from changes in foreign currency exchange rates which may adversely affect its operating results and financial position. When deemed appropriate, the Company minimizes its risks from foreign currency exchange rate fluctuations through the use of foreign currency forward contracts and the net investment hedge. The foreign currency forward contracts and net investment hedge are valued using broker quotations or market transactions in either the listed or over-the-counter markets. As such, these derivative instruments are classified within Level 2. See Note 15, “Fair Value of Financial Instruments,” for further details about the Company’s derivative financial instruments.

NOTE 17—Related Party Transactions:
Our consolidated statements of income include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales to unconsolidated affiliates	$—	$676	$—	$2,212
Purchases from unconsolidated affiliates(a)	$440,431	$144,233	$722,381	$303,439
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	June 30, 2026	December 31, 2025
Receivables from unconsolidated affiliates	$—	$2,643
Payables to unconsolidated affiliates(a)	$445,421	$134,369

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly provided to the CODM for the three-month and six-month periods ended June 30, 2026 and 2025 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Energy Storage	Specialties	Total Segments
Three Months Ended June 30, 2026
Net sales(a)	$1,276,684	$423,484	$1,700,168
Cost of goods sold(b)	(727,831)	(260,130)	(987,961)
Selling, general and administrative expenses(b)	(47,839)	(24,468)	(72,307)
Other segment items(c)	(639)	(1,914)	(2,553)
Equity in net income of unconsolidated investments(d)	223,082	—	223,082
Net income attributable to noncontrolling interests	—	(19,252)	(19,252)
Adjusted EBITDA by segment	$723,457	$117,720	$841,177
Three Months Ended June 30, 2025
Net sales(a)	$717,656	$351,560	$1,069,216
Cost of goods sold(b)	(526,884)	(240,432)	(767,316)
Selling, general and administrative expenses(b)	(48,712)	(23,830)	(72,542)
Other segment items(c)	(1,659)	(2,025)	(3,684)
Equity in net income of unconsolidated investments(d)	79,324	—	79,324
Net income attributable to noncontrolling interests	—	(12,296)	(12,296)
Adjusted EBITDA by segment	$219,725	$72,977	$292,702
Six Months Ended June 30, 2026
Net sales(a)	$2,167,849	$781,897	$2,949,746
Cost of goods sold(b)	(1,137,535)	(502,920)	(1,640,455)
Selling, general and administrative expenses(b)	(97,120)	(51,529)	(148,649)
Other segment items(c)	(1,540)	(4,461)	(6,001)
Equity in net income of unconsolidated investments(d)	343,159	—	343,159
Net income attributable to noncontrolling interests	—	(29,138)	(29,138)
Adjusted EBITDA by segment	$1,274,813	$193,849	$1,468,662
Six Months Ended June 30, 2025
Net sales(a)	$1,242,221	$672,574	$1,914,795
Cost of goods sold(b)	(892,405)	(471,658)	(1,364,063)
Selling, general and administrative expenses(b)	(93,247)	(44,209)	(137,456)
Other segment items(c)	(4,209)	(4,818)	(9,027)
Equity in net income of unconsolidated investments(d)	153,720	—	153,720
Net income attributable to noncontrolling interests	—	(20,246)	(20,246)
Adjusted EBITDA by segment	$406,080	$131,643	$537,723
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total segment adjusted EBITDA	$841,177	$292,702	$1,468,662	$537,723
Corporate and all other adjusted EBITDA	16,920	43,773	53,249	65,896
Depreciation and amortization	(155,801)	(168,731)	(313,606)	(330,485)
Interest and financing expenses(a)	(30,924)	(49,939)	(64,045)	(98,916)
Income tax expense	(94,002)	(34,094)	(115,513)	(30,116)
Proportionate share of Windfield income tax expense(b)	(70,766)	(33,150)	(112,300)	(58,476)
Loss on sale of business/equity investment, net(c)	—	—	(52,718)	—
Acquisition and integration related costs(d)	(765)	(1,768)	(1,872)	(3,208)
Restructuring charges and asset write-offs(e)	(7,337)	(4,284)	(33,203)	(3,451)
Non-operating pension and OPEB items	(854)	(336)	(2,201)	(611)
Gain (loss) in fair value of public equity securities(f)	6,530	186	1,043	(4,836)
Other(g)	(24,219)	(21,462)	(28,446)	(9,275)
Net income attributable to Albemarle Corporation	$479,959	$22,897	$799,050	$64,245
(a)Includes a gain on early extinguishment of debt of $12.5 million for the six months ended June 30, 2026. See Note 6, “Long-Term Debt,” for further details.
(b)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(c)Loss on sale of controlling ownership interest in Refining Solutions business included in Loss on sale of business on the consolidated statement of income. Partially offset by gain on sale of Eurecat S.A. joint venture recorded in Other income (expenses), net. See Note 2, “Divestitures,” for further details.
(d)Costs related to the acquisition, integration and divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(e)See Note 10, “Restructuring Charges and Asset Write-offs,” for further details.
(f)Represents the net change in fair value of investments in public equity securities, recorded in Other income (expenses), net.
(g)Included amounts for the three months ended June 30, 2026 recorded in:
•Cost of goods sold - $3.9 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - Primarily comprised of $19.0 million of expenses, mainly consulting fees, related to the Company's strategic cost savings initiative.
•Other income (expenses), net - Primarily related to $3.4 million of charges for asset retirement obligations at a site not part of our operations and a net loss of $1.5 million primarily driven by indemnification charges related to the Eurecat S.A. joint venture sale, partially offset by a $3.9 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the three months ended June 30, 2025 recorded in:
•SG&A - $8.3 million of gains from the sale of assets not part of our production operations, partially offset by $1.8 million of severance expenses not related to a restructuring plan.
•Other income (expenses), net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary, partially offset by $10.1 million of income from PIK dividends of that preferred equity prior to redemption. See Note 4, “Investments,” for further details.
Included amounts for the six months ended June 30, 2026 recorded in:
•Cost of goods sold - $3.9 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - Primarily comprised of $19.0 million of expenses, mainly consulting fees, related to the Company's strategic cost savings initiative and a $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company.
•Other income (expenses), net - Primarily related to $3.4 million of charges for asset retirement obligations at a site not part of our operations and a net loss of $1.5 million primarily driven by indemnification charges related to the Eurecat S.A. joint venture sale, partially offset by a $3.9 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
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
Total assets and investments in equity method investees by segment at June 30, 2026 and December 31, 2025 were as follows (in thousands):

	June 30,	December 31,
	2026	2025
Assets:
Energy Storage	$11,415,555	$11,086,694
Specialties	2,081,519	2,067,191
Total segment assets	13,497,074	13,153,885
Corporate and all other	2,408,021	3,220,326
Total assets	$15,905,095	$16,374,211
Investments in equity method investees:
Energy Storage	$987,388	$737,792
Total segment investments in equity method investees	987,388	737,792
Corporate and all other	38,843	82,056
Total investments in equity method investees	$1,026,231	$819,848

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Additional segment information for the three-month and six-month periods ended June 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales:
Energy Storage	$1,276,684	$717,656	$2,167,849	$1,242,221
Specialties	423,484	351,560	781,897	672,574
Total segment net sales	1,700,168	1,069,216	2,949,746	1,914,795
Corporate and all other	43,145	260,776	222,298	492,078
Total net sales	$1,743,313	$1,329,992	$3,172,044	$2,406,873
Depreciation and amortization:
Energy Storage	$122,084	$127,175	$246,434	$247,523
Specialties	28,974	25,668	57,665	51,401
Total segment depreciation and amortization	151,058	152,843	304,099	298,924
Corporate and all other	4,743	15,888	9,507	31,561
Total depreciation and amortization	$155,801	$168,731	$313,606	$330,485
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$156,250	$53,851	$239,217	$104,696
Total segment equity in net income of unconsolidated investments (net of tax)	156,250	53,851	239,217	104,696
Corporate and all other(a)	(4,686)	24,407	8,640	37,848
Total equity in net income of unconsolidated investments (net of tax)	$151,564	$78,258	$247,857	$142,544
Capital expenditures:
Energy Storage	$45,954	$58,513	$100,075	$152,956
Specialties	22,066	23,734	42,484	85,959
Total segment capital expenditures	68,020	82,247	142,559	238,915
Corporate and all other	3,711	37,381	27,848	63,337
Total capital expenditures	$71,731	$119,628	$170,407	$302,252
(a)Corporate and all other equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture and our 49% ownership interest in the Ketjen joint venture.

NOTE 19—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$68,514	$100,149
Non-cash investments in equity investments(a)	$53,000	$—
(a)Represents the Company’s investment in the Ketjen unconsolidated joint venture following the completion of the sale of our Refining Solutions business during the six-month period ended June 30, 2026. See Note 2, “Divestitures,” for further details regarding the sale of the Company’s Refining Solutions business.
Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six-month period ended June 30, 2025 included the receipt of a $350.0 million customer

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
prepayment. See Note 7, “Deferred Revenue,” for further details. Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the six-month period ended June 30, 2025 included $44.6 million representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act from Other noncurrent liabilities to Income taxes payable within current liabilities. The final payment of this transition tax was made during the six-month period ended June 30, 2026.

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
Our net sales for the second quarter of 2026 were $1.7 billion, an increase of 31% year-over-year that was primarily driven by a 42% year-over-year increase in pricing. Adjusted EBITDA improved 155% year-over-year, driven by strong results in both Energy Storage and Specialties. Both net sales and adjusted EBITDA increased despite the sale of the Refining Solutions business, which provided $215.3 million and $32.9 million, respectively, in the second quarter of 2025. Cash flows from operations during the first six months of 2026 were $1.1 billion, an increase of 96% year-over-year, driven by results in both Energy Storage and Specialties and successful execution of cost reduction efforts.

Outlook
The current global business environment presents a diverse set of opportunities and challenges in the markets we serve. In particular, we believe that global demand for lithium battery and energy storage, particularly for electric vehicles (“EV”) and energy storage systems (“ESS”), will continue to grow, providing the opportunity to continue to develop high quality and innovative products while managing the high cost of expanding capacity. This demand for lithium is supported by a favorable backdrop of steadily declining lithium-ion battery costs, increasing battery performance, continuing significant investments in the battery and EV supply chain by cathode and battery producers and automotive OEMs and favorable global public policy toward e-mobility/renewable energy usage. In addition, we expect strong demand in the ESS market driven by competitive economics and desire for energy reliability. ESS technology supports peak-demand, regulates grid frequency and voltage, and provides back-up power as global data center growth and other factors drive increased electricity demand globally. Our outlook is also partly bolstered by long-term supply agreements with key strategic customers, reflecting our standing as a preferred global lithium partner, highlighted by our scale, access to geographically diverse, low-cost resources and long-term track record of reliability of supply and operating execution. Amidst these dynamics, and despite ongoing price volatility, we believe our long-term business fundamentals are sound and that we are strategically well-positioned as we remain focused on increasing sales volumes, optimizing and improving the value of our portfolio through pricing and product development, managing costs and delivering value to our customers and shareholders.
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
As part of continual efforts to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities, reducing planned capital expenditures and repurchasing debt. Although lithium index pricing has begun to rebound from low levels, it remains critical that we ensure an efficient operating model so we can compete and invest at every point of the cycle. To ensure we remain competitive, we will continue considering on an ongoing basis additional measures to support operating efficiencies, financial flexibility and growth.
The Company continues to monitor the current situation in the Middle East, where our business operations have generally continued as normal with some shipping and raw material delays. However, we may experience increased shipping and fuel costs amid rising prices that could negatively impact our results. We will continue to make efforts to protect both the business and the safety of our employees. In addition, at this time, we do not expect a material, direct impact to our financial statements from the tariffs proposed or imposed by the U.S. and internationally to date. The potential direct exposure of the Energy Storage segment to proposed or imposed tariffs is expected to be minimal as most of our China production is sold into China or other Asian countries, and some critical materials are fully or partially exempt from applicable tariffs in their currently proposed form. While there may be an impact to the Specialties business, we do not expect it to be material due to our global footprint and planned mitigation actions.
Following the completion of the sale of our Refining Solutions business in the first quarter of 2026, we report results across two operating segments: Energy Storage and Specialties.
Energy Storage: Energy Storage net sales and profitability are strongly dependent on lithium market prices, which are volatile. If the average lithium pricing for 2026 is in line with current prices, we expect Energy Storage net sales and profitability to increase year-over-year. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be relatively flat to slightly down compared to prior year as a result of a fire at our Talison joint venture’s third chemical grade plant in Greenbushes (“CGP3”), offset by strong integrated production, stronger than expected spodumene sales from our Wodgina joint venture and our ability to operate with lower inventory levels. Remediation from the impact of the CGP3 fire, with ramp up to normal production levels, is expected to be completed in the second half of 2026. Global EV and ESS sales are expected to increase over the prior year, driving sustained demand for lithium batteries. We are also focused on continued cost reduction efforts to drive additional profitability in 2026.
As part of the above-mentioned actions to optimize our cost structure and strengthen our financial flexibility, over the past two years we stopped construction of Kemerton Trains 3 and 4, and have put, or are in the process of putting, Kemerton Trains 1 and 2 and the Chengdu, China conversion facilities into care and maintenance. Production from the sites placed into care and maintenance has been transferred to other processing facilities.
Specialties: We expect both net sales and profitability for 2026 to be slightly above 2025 results due to an improved outlook of bromine pricing and modest volume growth. We expect continued strong demand in certain end-markets, such as semiconductors and pharmaceuticals, partially offset by reduced customer demand in other markets, including automotive, building and construction, and oil and gas.

Results of Operations
The following is a discussion and analysis of our results of operations for the three-month and six-month periods ended June 30, 2026 and 2025. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.” Certain percentage changes are considered not meaningful (“NM”).

Second Quarter 2026 Compared to Second Quarter 2025

Net Sales

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Net sales	$1,743,313	$1,329,992	$413,321	31%
•$561.8 million increase primarily attributable to higher pricing in Energy Storage and Specialties
•$28.4 million increase primarily attributable to higher sales volume in Specialties
•$215.3 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•$38.5 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Gross profit	$590,301	$196,876	$393,425	200%
Gross profit margin	33.9%	14.8%
•Lower average input costs, driven by the consumption of lower-priced raw material inventory in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Favorable pricing in Energy Storage and Specialties and higher sales volume primarily driven by Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies
•Partially offset by the absence of Refining Solutions gross profit as a result of its divestiture on March 2, 2026

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Selling, general and administrative expenses	$126,353	$132,457	$(6,104)	(5)%
Percentage of Net sales	7.2%	10.0%
•Decrease primarily driven by the absence of SG&A associated with Refining Solutions as a result of its divestiture on March 2, 2026, as well as the impact of cost savings initiatives
•$8.3 million of gains from the sale of assets not part of our production operations in 2025

Restructuring Charges and Asset Write-Offs

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Restructuring charges and asset write-offs	$7,337	$4,448	$2,889	65%
•In 2026, we recorded decommissioning expenses related to the announced placement of Kemerton Train 1 into care and maintenance
•In 2025, we primarily recorded adjustments to contract cancellation costs with key suppliers and costs to put Kemerton Train 2 into care and maintenance as part of the restructuring plan
•See Note 10, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details

Research and Development Expenses

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Research and development expenses	$3,667	$12,444	$(8,777)	(71)%
Percentage of Net sales	0.2%	0.9%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts
•Absence of research and development spending associated with Refining Solutions as a result of its divestiture on March 2, 2026

Interest and Financing Expenses

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Interest and financing expenses	$(30,924)	$(49,939)	$19,015	(38)%
•Lower debt balances in 2026 following the March 2026 early redemption of notes

Other Income (Expenses), Net

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Other income (expenses), net	$19,629	$(6,559)	$26,188	NM
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$6.3 million increase in the fair market value adjustment of equity securities in public companies
•$10.1 million of income in 2025 from PIK dividends of preferred equity prior to redemption
•$5.4 million decrease attributable to interest income from lower interest rates in 2026

Income Tax Expense

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Income tax expense	$94,002	$34,094	$59,908	176%
Effective income tax rate	21.3%	(380.0)%
•2026 income tax expense was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance for losses in the U.S., our consolidated Australian entities and certain entities in China
•2025 income tax expense included the impact of the valuation allowance for losses in our consolidated Australian entities and certain entities in China

Equity in Net Income of Unconsolidated Investments

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Equity in net income of unconsolidated investments	$151,564	$78,258	$73,306	94%
•Increased earnings primarily due to higher pricing realized by the Windfield joint venture. Partially offset by lower deferred profits of the converted inventory sold by Albemarle to third-party customers
•$12.1 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Net income attributable to noncontrolling interests	$(19,252)	$(12,296)	$(6,956)	57%
•Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to higher pricing
Net Income Attributable to Albemarle Corporation

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Net income attributable to Albemarle Corporation	$479,959	$22,897	$457,062	NM
Percentage of Net sales	27.5%	1.7%
Net income (loss) attributable to Albemarle Corporation common shareholders	$438,272	$(18,790)	$457,062	NM
Basic earnings (loss) per share attributable to common shareholders	$3.72	$(0.16)	$3.88	NM
Diluted earnings (loss) per share attributable to common shareholders	$3.52	$(0.16)	$3.68	NM
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

	Three Months Ended June 30,				Percentage Change
	2026	%	2025	%	2026 vs 2025
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,276,684	73.2%	$717,656	54.0%	78%
Specialties	423,484	24.3%	351,560	26.4%	20%
Total segment net sales	1,700,168	97.5%	1,069,216	80.4%	59%
Corporate and all other	43,145	2.5%	260,776	19.6%	(83)%
Total net sales	$1,743,313	100.0%	$1,329,992	100.0%	31%

Adjusted EBITDA:
Energy Storage	$723,457	84.3%	$219,725	65.3%	229%
Specialties	117,720	13.7%	72,977	21.7%	61%
Total segment adjusted EBITDA	841,177	98.0%	292,702	87.0%	187%
Corporate and all other	16,920	2.0%	43,773	13.0%	(61)%
Total adjusted EBITDA	$858,097	100.0%	$336,475	100.0%	155%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended June 30,
	2026	2025
Total segment adjusted EBITDA	$841,177	$292,702
Corporate and all other adjusted EBITDA	16,920	43,773
Depreciation and amortization	(155,801)	(168,731)
Interest and financing expenses	(30,924)	(49,939)
Income tax expense	(94,002)	(34,094)
Proportionate share of Windfield income tax expense(a)	(70,766)	(33,150)
Acquisition and integration related costs(b)	(765)	(1,768)
Restructuring charges and asset write-offs(c)	(7,337)	(4,284)
Non-operating pension and OPEB items	(854)	(336)
Gain in fair value of public equity securities(d)	6,530	186
Other(e)	(24,219)	(21,462)
Net income attributable to Albemarle Corporation	$479,959	$22,897
(a)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(b)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(c)See Note 10, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)Represents the net change in fair value of investments in public equity securities, recorded in Other income (expenses), net.
(e)Included amounts for the three months ended June 30, 2026 recorded in:
•Cost of goods sold - $3.9 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - Primarily comprised of $19.0 million of expenses, mainly consulting fees, related to the Company's strategic cost savings initiative.
•Other income (expenses), net - Primarily related to $3.4 million of charges for asset retirement obligations at a site not part of our operations and a net loss of $1.5 million primarily driven by indemnification charges related to the Eurecat S.A. joint venture sale, partially offset by a $3.9 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the three months ended June 30, 2025 recorded in:
•SG&A - $8.3 million of gains from the sale of assets not part of our production operations, partially offset by $1.8 million of severance expenses not related to a restructuring plan.
•Other income (expenses), net - $38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary, partially offset by $10.1 million of income from PIK dividends of that preferred equity prior to redemption. See Note 4, “Investments,” for further details.
Energy Storage

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Net sales	$1,276,684	$717,656	$559,028	78%
•$522.5 million increase attributable to favorable pricing impacts, primarily in battery- and technical-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$2.0 million increase attributable to higher sales volume driven by customer demand, partially offset by unfavorable product mix and reduced tolling volumes
•$34.6 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$723,457	$219,725	$503,732	229%
•Favorable pricing impacts in lithium carbonate and hydroxide
•Increased equity earnings from higher spodumene pricing realized by the Windfield joint venture
•Partially offset by increased commission expenses in Chile resulting from the higher pricing
•$25.1 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Net sales	$423,484	$351,560	$71,924	20%
•$38.5 million increase attributable to favorable pricing impacts in bromine and derivatives and flame retardants, partially offset by unfavorable pricing in lithium specialties
•$29.7 million increase attributable to higher sales volumes primarily in flame retardants
•$3.8 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$117,720	$72,977	$44,743	61%
•Higher sales volumes and favorable pricing
•Partially offset by higher raw material input costs
•$2.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Corporate and All Other

In thousands	Q2 2026	Q2 2025	$ Change	% Change
Net sales	$43,145	$260,776	$(217,631)	(83)%
•$215.3 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026 •$3.2 million decrease attributable to lower sales volumes in PCS
Adjusted EBITDA	$16,920	$43,773	$(26,853)	(61)%
•$32.9 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•Lower sales volumes in PCS
•$12.3 million decrease attributable to unfavorable currency exchange impacts, including a $12.1 million decrease in foreign exchange impacts from our Windfield joint venture

First Six Months 2026 Compared to First Six Months 2025

Net Sales

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$3,172,044	$2,406,873	$765,171	32%
•$833.9 million increase primarily attributable to higher pricing in Energy Storage and Specialties
•$105.9 million increase attributable to higher sales volume in Energy Storage and Specialties
•$254.1 million decrease attributable to the absence of Refining Solutions net sales as a results of its divestiture on March 2, 2026
•$79.5 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Gross profit	$1,091,267	$353,175	$738,092	209%
Gross profit margin	34.4%	14.7%
•Lower average input costs, driven by the consumption of lower-priced raw material inventory in Energy Storage. The lower cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Favorable pricing and higher sales volume in both Energy Storage and Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies
•Partially offset by the absence of Refining Solutions gross profit as a result of its divestiture on March 2, 2026

Selling, General and Administrative Expenses

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Selling, general and administrative expenses	$263,759	$255,959	$7,800	3%
Percentage of Net sales	8.3%	10.6%
•Increase primarily driven by higher expenses for outside services used to support various projects
•2026 result included a $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company
•Partially offset by the absence of SG&A associated with Refining Solutions as a result of its divestiture on March 2, 2026, as well as cost savings initiatives
•$11.4 million of gains from the sale of assets not part of our production operations in 2025

Restructuring Charges and Asset Write-Offs

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Restructuring charges and asset write-offs	$33,203	$3,385	$29,818	NM
•In 2026, we recorded severance and employee benefit charges, decommissioning expenses and other restructuring and asset-write off charges related to the announced placement of Kemerton Train 1 into care and maintenance
•In 2025, we primarily recorded adjustments to contract cancellation costs with key suppliers and costs to put the Chengdu, China conversion facility and Kemerton Train 2 into care and maintenance as part of the restructuring plan. These costs were partially offset by proceeds for certain Kemerton equipment, and updated estimates concerning the progress of construction activities and related contractual obligations, resulting in a favorable adjustment of asset write-offs
•See Note 10, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details

Research and Development Expenses

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Research and development expenses	$12,837	$26,543	$(13,706)	(52)%
Percentage of Net sales	0.4%	1.1%
•Reduction primarily driven by lower research and development spending in Specialties and Energy Storage as part of cost reduction efforts
•Absence of research and development spending associated with Refining Solutions as a result of its divestiture on March 2, 2026

Loss on Sale of Business

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Loss on sale of business	$95,018	$—	$95,018	NM
•$95.0 million loss recorded related to the divestiture of the controlling ownership interest of the Refining Solutions business, representing the final consideration received less the carrying value on the date of sale

Interest and Financing Expenses

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Interest and financing expenses	$(64,045)	$(98,916)	$34,871	(35)%
•2026 included a gain on early extinguishment of debt of $12.5 million, representing the repurchase of notes in March 2026 at a discount, partially offset by tender premiums and redemption fees
•Lower debt balances in 2026 following the March 2026 early redemption of notes

Other Income, Net

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Other income, net	$73,439	$3,691	$69,748	NM
•$42.3 million gain recorded related to the divestiture of our 50% ownership interest in the Eurecat S.A. joint venture, representing the final consideration received less the carrying value of the investment on the date of sale
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$11.0 million increase attributable to foreign exchange impacts from lower losses recorded in 2026
•$10.1 million decrease attributable to interest income from lower interest rates in 2026

Income Tax Expense

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Income tax expense	$115,513	$30,116	$85,397	284%
Effective income tax rate	16.6%	(107.8)%
•2026 income tax expense was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance for losses in the U.S., our consolidated Australian entities and certain entities in China
•2025 income tax expense was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance for losses in our consolidated Australian entities and certain entities in China

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Equity in net income of unconsolidated investments	$247,857	$142,544	$105,313	74%
•Increased earnings primarily due to higher pricing realized by the Windfield joint venture. Partially offset by lower deferred profits of the converted inventory sold by Albemarle to third-party customers
•$3.2 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net income attributable to noncontrolling interests	$(29,138)	$(20,246)	$(8,892)	44%
•Increase in consolidated income related to our JBC joint venture primarily due to higher pricing
Net Income Attributable to Albemarle Corporation

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net income attributable to Albemarle Corporation	$799,050	$64,245	$734,805	NM
Percentage of Net sales	25.2%	2.7%
Net income (loss) attributable to Albemarle Corporation common shareholders	$715,675	$(19,130)	$734,805	NM
Basic earnings (loss) per share	$6.07	$(0.16)	$6.23	NM
Diluted earnings (loss) per share	$5.87	$(0.16)	$6.03	NM
•Increase in 2026 results due to reasons noted above
•Net income (loss) attributable to Albemarle Corporation common shareholders includes reductions of $83.4 million for mandatory convertible preferred stock dividends in both 2026 and 2025

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Six Months Ended June 30,				Percentage Change
	2026	%	2025	%	2026 vs 2025
	(In thousands, except percentages)
Net sales:
Energy Storage	$2,167,849	68.3%	$1,242,221	51.6%	75%
Specialties	781,897	24.7%	672,574	28.0%	16%
Total segment net sales	2,949,746	93.0%	1,914,795	79.6%	54%
Corporate and all other	222,298	7.0%	492,078	20.4%	(55)%
Total net sales	$3,172,044	100.0%	$2,406,873	100.0%	32%

Adjusted EBITDA:
Energy Storage	$1,274,813	83.8%	$406,080	67.3%	214%
Specialties	193,849	12.7%	131,643	21.8%	47%
Total segment adjusted EBITDA	1,468,662	96.5%	537,723	89.1%	173%
Corporate and all other	53,249	3.5%	65,896	10.9%	(19)%
Total adjusted EBITDA	$1,521,911	100.0%	$603,619	100.0%	152%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Six Months Ended June 30,
	2026	2025
Total segment adjusted EBITDA	$1,468,662	$537,723
Corporate and all other adjusted EBITDA	53,249	65,896
Depreciation and amortization	(313,606)	(330,485)
Interest and financing expenses(a)	(64,045)	(98,916)
Income tax expense	(115,513)	(30,116)
Proportionate share of Windfield income tax expense(b)	(112,300)	(58,476)
Loss on sale of business/equity investment, net(c)	(52,718)	—
Acquisition and integration related costs(d)	(1,872)	(3,208)
Restructuring charges and asset write-offs(e)	(33,203)	(3,451)
Non-operating pension and OPEB items	(2,201)	(611)
Gain (loss) in fair value on public equity securities(f)	1,043	(4,836)
Other(g)	(28,446)	(9,275)
Net income attributable to Albemarle Corporation	$799,050	$64,245
(a)Includes a gain on early extinguishment of debt of $12.5 million for the six months ended June 30, 2026. See Note 6, “Long-Term Debt,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(b)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(c)Loss on sale of controlling ownership interest in Refining Solutions business included in Loss on sale of business on the consolidated statements of income. Partially offset by gain on sale of Eurecat S.A. joint venture recorded in Other income (expenses), net. See Note 2, “Divestitures,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(d)Costs related to the acquisition, integration and potential divestitures for various significant projects, recorded in SG&A.
(e)See Note 10, “Restructuring Charges and Asset Write-offs,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
(f)Represents the net change in fair value of investments in public equity securities, recorded in Other income (expenses), net.
(g)Included amounts for the six months ended June 30, 2026 recorded in:
•Cost of goods sold - $3.9 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - Primarily comprised of $19.0 million of expenses, mainly consulting fees, related to the Company's strategic cost savings initiative and a $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company.
•Other income (expenses), net - Primarily related to $3.4 million of charges for asset retirement obligations at a site not part of our operations and a net loss of $1.5 million primarily driven by indemnification charges related to the Eurecat S.A. joint venture sale, partially offset by a $3.9 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
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

Energy Storage

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$2,167,849	$1,242,221	$925,628	75%
•$788.4 million increase attributable to favorable pricing impacts, primarily in battery- and technical-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$73.0 million increase attributable to higher sales volume driven by customer demand, partially offset by reduced tolling volumes
•$64.3 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$1,274,813	$406,080	$868,733	214%
•Favorable pricing impacts in lithium carbonate and hydroxide
•Increased equity earnings from higher spodumene pricing realized by the Windfield joint venture
•Partially offset by increased commission expenses in Chile resulting from the higher pricing
•$43.6 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$781,897	$672,574	$109,323	16%
•$51.1 million increase attributable to higher sales volumes primarily in flame retardants
•$43.6 million increase attributable to favorable pricing impacts in bromine and derivatives and flame retardants, partially offset by unfavorable pricing in lithium specialties
•$14.7 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$193,849	$131,643	$62,206	47%

•Higher sales volumes and favorable pricing
•Partially offset by higher raw material input costs
•$7.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Corporate and All Other

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$222,298	$492,078	$(269,780)	(55)%
•$254.1 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•$18.1 million decrease attributable to lower sales volumes in PCS
•$1.9 million increase attributable to favorable pricing impacts in PCS

Adjusted EBITDA	$53,249	$65,896	$(12,647)	(19)%
•$29.1 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•Lower sales volumes in PCS
•$7.7 million increase attributable to favorable currency exchange impacts, net of a $3.2 million decrease in foreign exchange impacts from our Windfield joint venture

Financial Condition and Liquidity
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
Cash Flow
During the first six months of 2026, cash on hand, cash provided by operations and net cash proceeds from the sale of our Refining Solutions business and ownership interest in the Eurecat joint venture funded debt redemption and early tender debt payments of approximately $1.3 billion, $170.4 million of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $95.4 million and dividends to mandatory convertible preferred shareholders of $83.4 million. Our operations provided $1.1 billion of cash flows during the first six months of 2026, as compared to $538.2 million for the first six months of 2025. The increase compared to prior year was primarily due to higher earnings from both the Energy Storage segment, driven by increased lithium prices, and the Specialties segment, as well as higher dividends from unconsolidated investments. Cash from operations increased year-over-year despite the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025 and higher outflows from working capital changes. Net cash outflows from working capital changes in 2026 were primarily driven by increased inventory balances, driven by the increase in lithium prices, and lower accrued expenses, partially offset the impact of higher accounts payable. Overall, our cash and cash equivalents increased by $13.7 million from December 31, 2025 to $1.6 billion at June 30, 2026.
Capital expenditures for the six-month period ended June 30, 2026 of $170.4 million were primarily associated with plant, machinery and equipment in our Energy Storage segment. This reflects our projected new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced growth and sustaining capital spend, while continuing safety and critical maintenance expenditures.
On October 25, 2025, we signed a definitive agreement to divest the controlling ownership interest of our Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”), with the sale closing on March 2, 2026. The Refining Solutions business divested and contributed is defined as our Ketjen reportable segment, excluding its PCS business and our 50% ownership interest in Eurecat S.A. Following the completion of the transactions in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company received $525.2 million in cash, net of cash sold, initially owned 49% of the common units of Holdco and retained 100% ownership of the PCS business. As a result of the Refining Solutions Business Transaction, the Company recorded a loss of $95.0 million before income taxes in the first six months of 2026.
In a separate transaction, on January 23, 2026, we completed the sale of our 50% ownership interest in Eurecat S.A. for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash to Axens SA and recorded a gain of $42.3 million in Other income (expenses), net on the consolidated statements of income in the first six months of 2026.
In the first quarter of 2026, using proceeds from the sale of our Refining Solutions business and cash on hand, we redeemed the 4.65% Senior notes in full, and repurchased $62.4 million of the 3.45% Senior notes, $184.3 million of the 5.05% Senior notes, $149.0 million of the 5.45% Senior notes, and $254.3 million of the 5.65% Senior notes. As a result, included in Interest and financing expenses for the six-month period ended June 30, 2026 is a gain on early extinguishment of debt of $12.5 million, representing the repurchase of these notes at a discount, partially offset by tender premiums and redemption fees.
We have recently taken proactive actions to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. Since July 2024, we stopped construction of Kemerton Train 3, placed Kemerton Train 2 into care and maintenance, and deferred spending and investments in certain other capital projects. Additionally, as part of this restructuring plan, we placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.4 million, decommissioning costs of $13.2 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $29.3 million.

In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, and the Company recorded charges for this action consisting of decommissioning costs of $11.8 million, asset write-offs of $2.3 million, severance and employee benefits of $15.4 million, contract cancellation costs of $1.0 million and other costs of $1.2 million. The Company expects to record additional charges in the range of $70 million to $90 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
Net current assets were $2.1 billion and $2.2 billion at June 30, 2026 and December 31, 2025, respectively. Net current assets remained relatively flat due to the impact of lithium prices on cash and working capital balances offsetting the decrease in cash balance from the early tender debt payments of approximately $1.3 billion in the first quarter of 2026 using proceeds from the divestiture of the Refining Solutions business and ownership interest in the Eurecat joint venture. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On May 5, 2026, our board of directors declared a cash dividend of $0.405 per share, which was paid on July 1, 2026 to shareholders of record at the close of business as of June 12, 2026. On June 1, 2026, we paid a cash dividend of $18.125 per share of Mandatory Convertible Preferred Stock to the holders of record at the close of business on May 15, 2026.
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
(a)    Denotes senior notes.
For a description of our outstanding senior notes and our senior credit agreement (the “2022 Credit Agreement”), including the material terms thereof, refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the terms of our outstanding debt instruments since December 31, 2025, other than as described herein and in Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Form 10-Q.
On March 19, 2026, we amended the 2022 Credit Agreement, which provides for borrowings of up to $1.5 billion and matures on October 28, 2028. As of June 30, 2026, the applicable margin under the 2022 Credit Agreement was 1.20%, and there were no outstanding borrowings. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our debt covenants. At June 30, 2026, we were in compliance with all existing debt covenants and provisions related to potential defaults.
We have entered into agreements relating to a commercial paper program under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion, with none outstanding as of June 30, 2026.
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

Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At June 30, 2026 and December 31, 2025, there were $218.0 million and $159.4 million, respectively, of bonds outstanding under these arrangements.
The non-current portion of our long-term debt amounted to $1.8 billion at June 30, 2026, compared to $3.1 billion at December 31, 2025. In addition, at June 30, 2026, we had the ability to borrow $1.5 billion under our commercial paper program and the 2022 Credit Agreement, and $78.1 million under other existing credit lines, subject to various financial covenants under the 2022 Credit Agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the 2022 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at June 30, 2026 we were, and currently are, in compliance with all of our debt covenants.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $95.2 million at June 30, 2026. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
With the exception of the previously noted debt repurchases, our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
Total expected 2026 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to be approximately $19 million. We may choose to make additional pension contributions in excess of this amount. We made contributions of $13.5 million to our domestic and foreign pension plans (both qualified and nonqualified) during the six-month period ended June 30, 2026.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $275.7 million at June 30, 2026 and $259.2 million at December 31, 2025. Related assets for corresponding offsetting benefits recorded in Other assets totaled $80.6 million at June 30, 2026 and $75.8 million at December 31, 2025. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2026 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. We also could borrow under our credit facilities or issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to maintain financial flexibility by continuing our cost savings initiatives, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will focus on investing in growth of the businesses and returning value to shareholders. We may, from time to time, seek to retire or purchase our outstanding debt or equity securities through open-market cash purchases, privately negotiated transactions or otherwise depending on available liquidity, prices, market conditions and other factors. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or issuing debt or equity securities, in addition to using cash on hand.
We expect our capital expenditures to be approximately $500 million in 2026, lower than the $589.8 million of capital expenditures in 2025, in part due to the absence of capital expenditures associated with the Refining Solutions business divested on March 2, 2026. The forecasted capital expenditures in 2026 reflects the new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by reduced sustaining growth and capital spend, while continuing safety and critical maintenance expenditures.
We are focused on preserving our world-class resource advantages, optimizing our global conversion network, improving our cost competitiveness and efficiency, reducing capital intensity and enhancing our financial flexibility. While we achieved our initial $400 million per year cost and productivity improvement target resulting from the comprehensive review of our cost and operating structure originally announced in 2024, we continue to focus on our cost and operating structure going forward.
In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, which is expected to result in estimated additional charges in the range of $70 million to $90 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $249 million at any one time. These agreements are uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. During the three-month and six-month periods ended June 30, 2026, the Company sold and removed approximately $281.6 million and $516.7 million, respectively, of accounts receivable under these master receivables purchase agreements. The Company incurred approximately $1.9 million and $3.5 million, respectively, of fees associated with the master receivables purchase agreements during the three-month and six-month periods ended June 30, 2026. Costs associated with the sales of receivables are reflected in the consolidated statements of income for the periods in which the sales occur.
To support certain construction projects at, and the restart of, the Kings Mountain mine, we previously announced a nearly $150 million grant from the U.S. Department of Energy and a $90 million critical materials award from the U.S. Department of Defense. Since inception, the Company has received $28.3 million of these funds.
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
We had cash and cash equivalents totaling $1.6 billion at June 30, 2026, of which $988.0 million is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first six months of 2026, we repatriated $112.7 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first six months of 2025.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Net sales(a)	$678,294	$741,274
Gross profit	389,449	238,415
Loss before income taxes and equity in net income of unconsolidated investments(b)	(59,294)	(315,779)
Net loss attributable to the Parent Guarantor and the Issuer	(78,271)	(324,323)
(a)    Includes net sales to Non-Guarantors of $445.2 million and $419.2 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $10.6 million and $5.6 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.

Summarized Balance Sheet

$ in thousands	June 30, 2026	December 31, 2025
Current assets(a)	$2,779,973	$2,477,653
Net property, plant and equipment	1,998,285	1,917,878
Other noncurrent assets(b)	1,322,083	1,555,670

Current liabilities(c)	$4,826,664	$4,322,260
Long-term debt	962,195	2,254,535
Other noncurrent liabilities(d)	5,255,624	5,227,721
(a)    Includes receivables from Non-Guarantors of $1.9 billion and $1.8 billion at June 30, 2026 and December 31, 2025, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $881.3 million and $1.2 billion at June 30, 2026 and December 31, 2025, respectively.
(c)    Includes current payables to Non-Guarantors of $4.5 billion and $4.0 billion at June 30, 2026 and December 31, 2025, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $4.9 billion and $4.9 billion at June 30, 2026 and December 31, 2025, respectively.
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
The 3.45% Senior Notes are obligations of the Issuer. The Issuer’s cash flow and ability to make payments on the 3.45% Senior Notes could be dependent upon the earnings it derives from the production from our 50%-owned unincorporated joint venture, MARBL Lithium Joint Venture (“MARBL”) for Wodgina. Absent income received from sales of its share of production from MARBL, the Issuer’s ability to service the 3.45% Senior Notes could be dependent upon the earnings of the Parent Guarantor’s subsidiaries and other joint ventures and the payment of those earnings to the Issuer in the form of equity, loans or advances and through repayment of loans or advances from the Issuer.
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
Albemarle Corporation Issued Notes
In March 2021, Albemarle New Holding GmbH (the “Subsidiary Guarantor”), a wholly-owned subsidiary of Albemarle Corporation, added a full and unconditional guarantee (the “Upstream Guarantee”) to all debt securities of Albemarle Corporation (the “Parent Issuer”) issued and outstanding as of such date and, subject to the terms of the applicable amendment or supplement, securities issuable by the Parent Issuer pursuant to the Indenture, dated as of January 20, 2005, as amended and supplemented from time to time (the “Indenture”). No other direct or indirect subsidiaries of the Parent Issuer guarantee these securities (such subsidiaries are referred to as the “Upstream Non-Guarantors”). See Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the debt securities issued by the Parent Issuer.
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
Summarized Statement of Operations

$ in thousands	Six Months Ended June 30, 2026	Year Ended December 31, 2025
Net sales(a)	$351,079	$521,976
Gross profit	225,991	296,868
Loss before income taxes and equity in net income of unconsolidated investments(b)	(188,505)	(237,553)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(208,050)	(254,488)
(a)    Includes net sales to Non-Guarantors of $118.0 million and $199.9 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.
(b)    Includes intergroup income to Non-Guarantors of $10.3 million and $5.0 million for the six months ended June 30, 2026 and year ended December 31, 2025, respectively.

Summarized Balance Sheet

$ in thousands	June 30, 2026	December 31, 2025
Current assets(a)	$2,688,659	$2,520,047
Net property, plant and equipment	899,267	790,786
Other non-current assets(b)	429,367	667,148

Current liabilities(c)	$4,755,612	$4,284,798
Long-term debt	1,372,180	2,621,531
Other noncurrent liabilities(d)	5,272,695	5,247,889
(a)    Includes receivables from Non-Guarantors of $1.9 billion and $1.9 billion at June 30, 2026 and December 31, 2025, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $4.3 million and $278.3 million at June 30, 2026 and December 31, 2025, respectively.
(c)    Includes current payables to Non-Guarantors of $4.5 billion and $4.0 billion at June 30, 2026 and December 31, 2025, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $4.9 billion and $4.9 billion at June 30, 2026 and December 31, 2025, respectively.
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

We had variable interest rate borrowings of $17.3 million outstanding at June 30, 2026, bearing a weighted average interest rate of 1.85% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.2 million as of June 30, 2026. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $1.4 billion and with a fair value representing a liability position of $4.1 million at June 30, 2026. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of June 30, 2026, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $37.7 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $37.5 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of June 30, 2026, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
In June 2026, the Company entered into cross currency swaps with an aggregate notional amount of €1 billion to minimize the financial impact of changes in foreign currency exchange rates between the U.S. Dollar and Euro. The fair value of these cross currency swaps represented a net asset position of $3.1 million at June 30, 2026. These cross currency swaps qualify and have been designated as an effective net investment hedge of the Company's foreign currency exchange rate exposure of the net investments in foreign subsidiaries where the Euro serves as the functional currency. Gains or losses on the revaluation of these cross currency swaps to our reporting currency are recorded in Accumulated other comprehensive loss.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the second quarter ended June 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5.	Other Information.
N/A

Item 6.	Exhibits.
(a) Exhibits

10.1	Albemarle Corporation 2026 Incentive Plan [filed as Exhibit B to the Company's Definitive Proxy Statement filed on March 24, 2026, and incorporated herein by reference].

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended June 30, 2026, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at June 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Equity for the three and six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	August 5, 2026	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)