Form 10-Q
period 2026-09-30
ALBEMARLE CORP
filed 2026-11-04
CIK 915913

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarterly Period Ended September 30, 2026
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Number of shares of common stock, $.01 par value, outstanding as of October 28, 2026: 118,009,849

ALBEMARLE CORPORATION
INDEX – FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(In Thousands, Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$1,553,097	$1,307,829	$4,725,141	$3,714,702
Cost of goods sold(a)	1,252,373	1,190,219	3,333,150	3,243,917
Gross profit	300,724	117,610	1,391,991	470,785
Selling, general and administrative expenses	136,353	138,577	400,112	394,536
Goodwill impairment charges	—	181,070	—	181,070
Restructuring charges and asset write-offs	8,038	2,275	41,241	5,660
Research and development expenses	8,173	12,674	21,010	39,217
Loss on sale of business	—	—	95,018	—
Operating profit (loss)	148,160	(216,986)	834,610	(149,698)
Interest and financing expenses	(27,803)	(50,959)	(91,848)	(149,875)
Other income, net	12,861	28,799	86,300	32,490
Income (loss) before income taxes and equity in net income of unconsolidated investments	133,218	(239,146)	829,062	(267,083)
Income tax expense (benefit)	21,900	(30,565)	137,413	(449)
Income (loss) before equity in net income of unconsolidated investments	111,318	(208,581)	691,649	(266,634)
Equity in net income of unconsolidated investments (net of tax)	205,350	60,640	453,207	203,184
Net income (loss)	316,668	(147,941)	1,144,856	(63,450)
Net income attributable to noncontrolling interests	(19,913)	(12,753)	(49,051)	(32,999)
Net income (loss) attributable to Albemarle Corporation	296,755	(160,694)	1,095,805	(96,449)
Mandatory convertible preferred stock dividends	(41,683)	(41,688)	(125,058)	(125,063)
Net income (loss) attributable to Albemarle Corporation common shareholders	$255,072	$(202,382)	$970,747	$(221,512)

Basic earnings (loss) per share attributable to common shareholders	$2.16	$(1.72)	$8.23	$(1.88)
Diluted earnings (loss) per share attributable to common shareholders	$2.15	$(1.72)	$8.03	$(1.88)
Weighted-average common shares outstanding – basic	118,008	117,685	117,941	117,651
Weighted-average common shares outstanding – diluted	118,544	117,685	136,492	117,651
(a)Included purchases from related unconsolidated affiliates of $458.5 million and $146.9 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $909.2 million and $425.3 million for the nine-month periods ended September 30, 2026 and 2025, respectively.

See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In Thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net income (loss)	$316,668	$(147,941)	$1,144,856	$(63,450)
Other comprehensive income (loss), net of tax:
Foreign currency translation and other	43,742	(3,987)	132,095	373,786
Net investment hedge	5,962	—	9,093	—
Cash flow hedge	(107)	(107)	(321)	(321)
Total other comprehensive income (loss), net of tax	49,597	(4,094)	140,867	373,465
Comprehensive income (loss)	366,265	(152,035)	1,285,723	310,015
Comprehensive income attributable to noncontrolling interests	(19,774)	(12,707)	(48,974)	(32,994)
Comprehensive income (loss) attributable to Albemarle Corporation	$346,491	$(164,742)	$1,236,749	$277,021
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Per Share Amounts)
(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,845,999	$1,618,001
Trade accounts receivable, less allowance for credit losses (2026 – $4,582; 2025 – $4,578)	606,375	593,502
Other accounts receivable	145,065	105,110
Inventories	1,392,595	1,179,271
Other current assets	242,729	140,440
Current assets held for sale	—	371,815
Total current assets	4,232,763	4,008,139
Property, plant and equipment, at cost	11,979,325	11,768,840
Less accumulated depreciation and amortization	3,595,344	3,156,429
Net property, plant and equipment	8,383,981	8,612,411
Investments	1,084,557	900,926
Other assets	698,181	647,185
Goodwill	1,485,728	1,499,657
Other intangibles, net of amortization	198,105	214,233
Noncurrent assets held for sale	—	491,660
Total assets	$16,083,315	$16,374,211
Liabilities And Equity
Current liabilities:
Accounts payable to third parties	$684,046	$779,160
Accounts payable to related parties	330,110	134,369
Accrued expenses	530,903	521,831
Current portion of long-term debt	74,602	74,077
Dividends payable	62,134	61,387
Income taxes payable	124,260	35,467
Current liabilities held for sale	—	191,753
Total current liabilities	1,806,055	1,798,044
Long-term debt	1,806,750	3,119,464
Postretirement benefits	45,326	44,744
Pension benefits	104,655	117,361
Other noncurrent liabilities	1,138,299	1,084,892
Deferred income taxes	362,201	368,275
Noncurrent liabilities held for sale	—	59,970
Commitments and contingencies (Note 8)
Equity:
Albemarle Corporation shareholders’ equity:
Common stock, $.01 par value, authorized – 275,000, issued and outstanding – 118,009 in 2026 and 117,716 in 2025	1,180	1,178
Mandatory convertible preferred stock, Series A, no par value, $1,000 stated value, authorized – 15,000, issued and outstanding – 2,300 in 2026 and 2025	2,235,105	2,235,105
Additional paid-in capital	3,058,640	3,018,213
Accumulated other comprehensive loss	(193,863)	(334,807)
Retained earnings	5,440,508	4,613,676
Total Albemarle Corporation shareholders’ equity	10,541,570	9,533,365
Noncontrolling interests	278,459	248,096
Total equity	10,820,029	9,781,461
Total liabilities and equity	$16,083,315	$16,374,211
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In Thousands, Except Per Share Amounts)
(Unaudited)

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at June 30, 2026	117,993,578	$1,180	2,299,826	$2,235,105	$3,048,664	$(243,599)	$5,233,819	$10,275,169	$258,685	$10,533,854
Net income							296,755	296,755	19,913	316,668
Other comprehensive income (loss)						49,736		49,736	(139)	49,597
Common stock dividends declared, $0.41 per common share							(48,383)	(48,383)	—	(48,383)
Mandatory convertible preferred stock cumulative dividends							(41,683)	(41,683)		(41,683)
Stock-based compensation					10,278			10,278		10,278
Issuance of common stock, net	18,190	—	(57)	—	—			—		—
Withholding taxes paid on stock-based compensation award distributions	(2,314)	—			(302)			(302)		(302)
Balance at September 30, 2026	118,009,454	$1,180	2,299,769	$2,235,105	$3,058,640	$(193,863)	$5,440,508	$10,541,570	$278,459	$10,820,029

Balance at June 30, 2025	117,669,251	$1,177	2,300,000	$2,235,105	$3,001,531	$(364,544)	$5,367,257	$10,240,526	$258,458	$10,498,984
Net (loss) income							(160,694)	(160,694)	12,753	(147,941)
Other comprehensive loss						(4,048)		(4,048)	(46)	(4,094)
Common stock dividends declared, $0.405 per common share							(47,662)	(47,662)	—	(47,662)
Mandatory convertible preferred stock cumulative dividends							(41,688)	(41,688)		(41,688)
Stock-based compensation					9,600			9,600		9,600
Exercise of stock options	5,450	—			308			308		308
Issuance of common stock, net	20,447	—			—			—		—
Change in ownership interest of noncontrolling interest					—			—	1,780	1,780
Withholding taxes paid on stock-based compensation award distributions	(3,098)	—			(229)			(229)		(229)
Balance at September 30, 2025	117,692,050	$1,177	2,300,000	$2,235,105	$3,011,210	$(368,592)	$5,117,213	$9,996,113	$272,945	$10,269,058

(In Thousands, Except Share Data)			Mandatory Convertible Preferred Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Albemarle Shareholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock
	Shares	Amounts	Shares	Amounts
Balance at December 31, 2025	117,715,875	$1,178	2,300,000	$2,235,105	$3,018,213	$(334,807)	$4,613,676	$9,533,365	$248,096	$9,781,461
Net income							1,095,805	1,095,805	49,051	1,144,856
Other comprehensive income (loss)						140,944		140,944	(77)	140,867
Common stock dividends declared, $1.22 per common share							(143,915)	(143,915)	(18,606)	(162,521)
Mandatory convertible preferred stock cumulative dividends							(125,058)	(125,058)		(125,058)
Stock-based compensation					25,295			25,295		25,295
Exercise of stock options	196,957	2			19,633			19,635		19,635
Issuance of common stock, net	149,663	1	(231)	—	(1)			—		—
Change in ownership interest of noncontrolling interest					—			—	(5)	(5)
Withholding taxes paid on stock-based compensation award distributions	(53,041)	(1)			(4,500)			(4,501)		(4,501)
Balance at September 30, 2026	118,009,454	$1,180	2,299,769	$2,235,105	$3,058,640	$(193,863)	$5,440,508	$10,541,570	$278,459	$10,820,029

Balance at December 31, 2024	117,559,774	$1,176	2,300,000	$2,235,105	$2,985,606	$(742,062)	$5,481,692	$9,961,517	$238,171	$10,199,688
Net (loss) income							(96,449)	(96,449)	32,999	(63,450)
Other comprehensive income (loss)						373,470		373,470	(5)	373,465
Common stock dividends declared, $1.215 per common share							(142,967)	(142,967)	—	(142,967)
Mandatory convertible preferred stock cumulative dividends							(125,063)	(125,063)		(125,063)
Stock-based compensation					27,281			27,281		27,281
Exercise of stock options	26,601	—			1,494			1,494		1,494
Issuance of common stock, net	146,916	1			(1)			—		—
Change in ownership interest of noncontrolling interest					—			—	1,780	1,780
Withholding taxes paid on stock-based compensation award distributions	(41,241)	—			(3,170)			(3,170)		(3,170)
Balance at September 30, 2025	117,692,050	$1,177	2,300,000	$2,235,105	$3,011,210	$(368,592)	$5,117,213	$9,996,113	$272,945	$10,269,058
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash and cash equivalents at beginning of year	$1,618,001	$1,192,230
Cash flows from operating activities:
Net income (loss)	1,144,856	(63,450)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation and amortization	482,010	494,968
Non-cash goodwill impairment charges	—	181,070
Loss on sale of business	95,018	—
Gain on sale of equity investment	(42,300)	—
Stock-based compensation and other	24,220	28,048
Equity in net income of unconsolidated investments (net of tax)	(453,207)	(203,184)
Dividends received from unconsolidated investments and nonmarketable securities	368,414	89,048
Pension and postretirement expense	7,901	5,361
Pension and postretirement contributions	(18,534)	(15,849)
Unrealized loss (gain) on investments in marketable securities	4,739	(4,955)
Gain on early extinguishment of debt	(12,543)	—
Deferred income taxes	(30,031)	10,316
Working capital changes	(135,859)	46,478
Noncurrent liability changes and other, net	27,353	325,931
Net cash provided by operating activities	1,462,037	893,782
Cash flows from investing activities:
Capital expenditures	(250,781)	(434,416)
Proceeds from sale of businesses, net of cash sold	525,156	—
Proceeds from sale of property and equipment	—	25,651
Proceeds from sale of investments	123,270	—
Proceeds from sale of available for sale debt securities	—	288,000
(Payments) proceeds from settlement of foreign currency forward contracts, net	(24,526)	144,540
Sales of marketable securities, net	2,008	7,038
Investments in equity investments and nonmarketable securities	(178)	(180)
Net cash provided by investing activities	374,949	30,633
Cash flows from financing activities:
Repayments of long-term debt and credit agreements	(1,331,231)	(47,947)
Proceeds from borrowings of long-term debt and credit agreements	53,032	38,332
Other debt repayments, net	(13,394)	(3,694)
Fees related to early extinguishment of debt	(1,686)	—
Dividends paid to common shareholders	(143,160)	(142,899)
Dividends paid to mandatory convertible preferred shareholders	(125,058)	(125,063)
Dividends paid to noncontrolling interests	(56,069)	(18,169)
Proceeds from exercise of stock options	19,635	1,494
Withholding taxes paid on stock-based compensation award distributions	(4,501)	(3,170)
Other	(438)	(55)
Net cash used in financing activities	(1,602,870)	(301,171)
Net effect of foreign exchange on cash and cash equivalents	(6,118)	116,284
Increase in cash and cash equivalents	227,998	739,528
Cash and cash equivalents at end of period	$1,845,999	$1,931,758
See accompanying Notes to the Condensed Consolidated Financial Statements.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1—Basis of Presentation:
In the opinion of management, the accompanying unaudited condensed consolidated financial statements of Albemarle Corporation and our wholly-owned, majority-owned and controlled subsidiaries (collectively, “Albemarle,” “we,” “us,” “our” or the “Company”) contain all adjustments necessary for a fair statement, in all material respects, of our consolidated balance sheets as of September 30, 2026 and December 31, 2025, our consolidated statements of income (loss), consolidated statements of comprehensive income (loss) and consolidated statements of changes in equity for the three-month and nine-month periods ended September 30, 2026 and 2025 and our condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2026 and 2025. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (“SEC”) on February 11, 2026. The December 31, 2025 consolidated balance sheet data herein was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles (“GAAP”) in the United States (“U.S.”). The results of operations for the three-month and nine-month periods ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the accompanying condensed consolidated financial statements and the notes thereto to conform to the current presentation.

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
In a separate transaction, on January 23, 2026, the Company completed the sale of its 50% ownership interest in Eurecat S.A., a joint venture included in the Refining Solutions reporting unit, for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash, to Axens SA and recorded a gain before income taxes of $42.3 million in Other income, net on the consolidated statements of income (loss) during the nine-month period ended September 30, 2026.
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

NOTE 3—Inventories:
The following table provides a breakdown of inventories at September 30, 2026 and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Finished goods	$837,189	$620,738
Raw materials and work in process(a)	394,658	414,232
Stores, supplies and other	160,748	144,301
Total	$1,392,595	$1,179,271

(a)Includes $300.6 million and $297.9 million at September 30, 2026 and December 31, 2025, respectively, of work in process in our Energy Storage segment.
The Company purchases certain of its inventory from its equity method investments (primarily the Windfield Holdings Pty. Ltd. (“Windfield”) joint venture) and eliminates the balance of intra-entity profits on purchases of such inventory that remains unsold at the balance sheet date in Inventories, specifically finished goods, and equally reduces Equity in net income of unconsolidated investments (net of tax) on the consolidated statements of income (loss). The balance of intra-entity profits on inventory purchased from equity method investments in Inventories totaled $140.7 million and $37.2 million at September 30, 2026 and December 31, 2025, respectively. The intra-entity profit is recognized in Equity in net income of unconsolidated

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
investments (net of tax) in the period that converted inventory is sold to a third-party customer. In the same period, the intra-entity profit is also recognized as higher Cost of goods sold on the consolidated statements of income (loss).

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
In a separate transaction, on January 23, 2026, the Company divested its 50% ownership interest in the Eurecat S.A joint venture and recorded a gain of $42.3 million in Other income, net on the consolidated statements of income (loss) during the nine-month period ended September 30, 2026.
The following table details the Company’s equity in net income of unconsolidated investments (net of tax) for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Windfield	$207,648	$52,383	$466,775	$179,131
Other joint ventures	(2,298)	8,257	(13,568)	24,053
Total	$205,350	$60,640	$453,207	$203,184
The Company holds a 49% equity interest in Windfield, where the ownership parties share risks and benefits disproportionate to their voting interests. As a result, the Company considers Windfield to be a variable interest entity (“VIE”), however this investment is not consolidated as the Company is not the primary beneficiary. The carrying amount of the Company’s 49% equity interest in Windfield, which is the Company’s most significant VIE, was $970.6 million and $735.3 million at September 30, 2026 and December 31, 2025, respectively. The Company’s unconsolidated VIEs are reported in Investments on the consolidated balance sheets. The Company does not guarantee debt for, or have other financial support obligations to, these entities, and its maximum exposure to loss in connection with its continuing involvement with these entities is limited to the carrying value of the investments.
The following table summarizes the unaudited results of operations for the Windfield joint venture, which met the significant subsidiary test for subsidiaries not consolidated or 50% or less owned persons under Rule 10-01 of Regulation S-X, for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$795,854	$219,898	$2,266,024	$806,337
Gross profit	685,578	124,505	1,906,176	486,987
Income before income taxes	593,362	76,208	1,658,818	382,358
Net income	415,350	53,344	1,161,169	267,985

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Public Equity Securities
Included in the Company’s investments balance are holdings in equity securities of public companies. The fair value is measured using publicly available share prices of the investments, with any changes reported in Other income, net in our consolidated statements of income (loss). During the three-month and nine-month periods ended September 30, 2026, the Company recorded unrealized mark-to-market losses of $7.9 million and $6.8 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date. During the three-month and nine-month periods ended September 30, 2025, the Company recorded unrealized mark-to-market gains of $7.9 million and $3.1 million, respectively, in Other income, net for all public equity securities held at the end of the balance sheet date.
Other
As part of the proceeds from the sale of the fine chemistry services (“FCS”) business on June 1, 2021, W.R. Grace & Co. (“Grace”) issued Albemarle preferred equity of a Grace subsidiary having an aggregate stated value of $270 million. The preferred equity began accruing payment-in-kind (“PIK”) dividends at an annual rate of 12% on June 1, 2023. In June 2025, the Company agreed to a redemption of the preferred equity for an aggregate value of $307.4 million, comprised of $288.0 million in cash received in June 2025 for the redemption and $19.4 million in cash previously received for tax liabilities. As a result, the Company recorded a loss of $38.0 million within Other income, net for the nine-month period ended September 30, 2025, representing the difference between the cash received and the recorded fair value of $326.0 million prior to redemption.

NOTE 5—Goodwill and Other Intangibles:

The following table summarizes the changes in goodwill by reportable segment for the nine-month period ended September 30, 2026 (in thousands):

	Energy Storage	Specialties	Total
Balance at December 31, 2025(a)	$1,466,959	$32,698	$1,499,657
Foreign currency translation adjustments	(14,064)	135	(13,929)
Balance at September 30, 2026(a)	$1,452,895	$32,833	$1,485,728
(a)    Balance as of September 30, 2026 and December 31, 2025 included an accumulated impairment loss of $6.8 million from the PCS reporting unit that is now reported within Corporate and All Other. Goodwill reported in Energy Storage and Specialties as of September 30, 2026 and December 31, 2025 relates entirely to the Energy Storage and Specialties reporting units, respectively.
In connection with the Refining Solutions Business Transaction (see Note 2, "Divestitures," for further details), the Company performed an interim goodwill impairment test as of September 30, 2025, and concluded that the carrying value of the Refining Solutions reporting unit exceeded its fair value as of September 30, 2025. As a result, the Company recorded a $181.1 million non-cash goodwill impairment charge, representing the full value of goodwill associated with the Refining Solutions reporting unit within the Ketjen segment.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following table summarizes the changes in other intangibles and related accumulated amortization for the nine-month period ended September 30, 2026 (in thousands):

	Customer Lists and Relationships	Patents and Technology	Other(a)	Total
Gross Asset Value
Balance at December 31, 2025	$384,331	$32,480	$31,451	$448,262
Foreign currency translation adjustments and other	(5,793)	2,518	242	(3,033)
Balance at September 30, 2026	$378,538	$34,998	$31,693	$445,229
Accumulated Amortization
Balance at December 31, 2025	$(206,071)	$(15,262)	$(12,696)	$(234,029)
Amortization	(12,918)	(1,954)	(745)	(15,617)
Foreign currency translation adjustments and other	3,171	(528)	(121)	2,522
Balance at September 30, 2026	$(215,818)	$(17,744)	$(13,562)	$(247,124)
Net Book Value at December 31, 2025	$178,260	$17,218	$18,755	$214,233
Net Book Value at September 30, 2026	$162,720	$17,254	$18,131	$198,105
(a)    Following the completion of the sale of our Refining Solutions business, the remaining Trade Names and Trademarks balance was moved to Other. The Net Book Value of Trade Names and Trademarks includes only indefinite-lived intangible assets.

NOTE 6—Long-Term Debt:
Long-term debt at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
1.625% notes due 2028	$569,550	$588,600
3.45% Senior notes due 2029	109,240	171,612
4.65% Senior notes due 2027	—	650,000
5.05% Senior notes due 2032	415,726	600,000
5.45% Senior notes due 2044	200,966	350,000
5.65% Senior notes due 2052	195,680	450,000
Interest-free loan	300,000	300,000
Variable-rate foreign bank loans	17,808	17,892
Finance lease obligations	103,836	106,796
Other	10,500	20,500
Unamortized discount and debt issuance costs	(41,954)	(61,859)
Total long-term debt	1,881,352	3,193,541
Less amounts due within one year	74,602	74,077
Long-term debt, less current portion	$1,806,750	$3,119,464
During the nine-month period ended September 30, 2026, using proceeds from the sale of our Refining Solutions business and cash on hand, we redeemed the 4.65% Senior notes in full, and repurchased $62.4 million of the 3.45% Senior notes, $184.3 million of the 5.05% Senior notes, $149.0 million of the 5.45% Senior notes, and $254.3 million of the 5.65% Senior notes. As a result, included in Interest and financing expenses for the nine-month period ended September 30, 2026 is a gain on early extinguishment of debt of $12.5 million, representing the repurchase of these notes at a discount, partially offset by tender premiums and redemption fees.
On October 29, 2026, the Company entered into a new revolving, unsecured credit agreement (the “2026 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 29, 2031. Borrowings under the

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
2026 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin.
Accounts Receivable Purchase Agreements
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $250 million at any one time. The agreements are uncommitted and can be terminated by us or the purchaser upon notice in accordance with the terms of the agreements. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets as of the effective time of the sales transaction. During the three-month and nine-month periods ended September 30, 2026, the Company sold and removed approximately $209.6 million and $726.8 million, respectively, of accounts receivable under the master receivables purchase agreements. The Company incurred approximately $1.3 million and $4.8 million, respectively, of fees associated with the master receivables purchase agreements during the three-month and nine-month periods ended September 30, 2026. Costs associated with the sales of receivables are reflected in the consolidated statements of income (loss) for the periods in which the sales occur.

NOTE 7—Deferred Revenue:
In the normal course of business, amounts received from customers in advance of the Company’s satisfaction of its contractual performance obligations are recorded as deferred revenue, and are recognized within Net sales as the Company satisfies the related performance obligation.
Deferred revenue at September 30, 2026 and December 31, 2025 consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025
Current deferred revenue(a)	$96,373	$93,090
Noncurrent deferred revenue(b)	274,902	340,527
Total deferred revenue	$371,275	$433,617
(a)    Reported in Accrued expenses on the consolidated balance sheets.
(b)    Reported in Other noncurrent liabilities on the consolidated balance sheets.
During the year ended December 31, 2025, the Company received $350 million from a customer for the delivery of specified amounts of spodumene and lithium salts over the next 5 years. Deferred revenue of $21.9 million and $65.6 million was recognized in Net sales during the three-month and nine-month periods ended September 30, 2026, respectively. There was no deferred revenue recognized in Net sales during the three-month and nine-month periods ended September 30, 2025.

NOTE 8—Commitments and Contingencies:
Environmental
The following activity was recorded in environmental liabilities for the nine months ended September 30, 2026 (in thousands):

Beginning balance at December 31, 2025	$20,548
Expenditures	(443)
Accretion of discount	669
Additions	775
Foreign currency translation adjustments and other	(125)
Ending balance at September 30, 2026	21,424
Less amounts reported in Accrued expenses	4,722
Amounts reported in Other noncurrent liabilities	$16,702

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Environmental remediation liabilities included discounted liabilities of $17.2 million and $17.0 million at September 30, 2026 and December 31, 2025, respectively, discounted at rates with a weighted-average of 4.0%, and with the undiscounted amount totaling $33.8 million and $34.2 million at September 30, 2026 and December 31, 2025, respectively.
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
The Company may be subject to indemnity claims relating to properties or businesses it divested, including properties or businesses of acquired businesses that were divested prior to the completion of the acquisition. In the opinion of management, and based upon information currently available, the ultimate resolution of any indemnification obligations owed to the Company or by the Company is not expected to have a material effect on the Company’s financial condition, results of operations or cash flows. The Company had approximately $17.5 million and $12.1 million at September 30, 2026 and December 31, 2025, respectively, recorded in Other noncurrent liabilities, primarily related to the indemnification of certain income and non-income tax liabilities associated with the Chemetall Surface Treatment entities sold in 2016 and the Refining Solutions Business Transaction in March 2026.
Other
The Company has contracts with certain of its customers which serve as guarantees of product delivery and performance according to customer specifications that can cover both shipments on an individual basis, as well as blanket coverage of multiple shipments under certain customer supply contracts. The financial coverage provided by these guarantees is typically based on a percentage of net sales value. The Company is unable to estimate the maximum amount of the potential future liability under performance guarantees. However, the Company accrues for any potential loss for which we believe a future payment is probable and a range of loss can be reasonably estimated. At September 30, 2026, the Company believes its liability under such obligations is immaterial.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9—Equity:
Common Stock
On July 21, 2026, the Company’s board of directors declared a cash dividend of $0.41 per share, an increase from the prior regular quarterly dividend. This dividend was paid on October 1, 2026 to shareholders of record at the close of business as of September 11, 2026. On October 26, 2026, the Company’s board of directors declared a cash dividend of $0.41 per share. This dividend is payable on January 4, 2027 to shareholders of record at the close of business as of December 18, 2026.
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
There were 2,299,769 shares of Mandatory Convertible Preferred Stock issued and outstanding at September 30, 2026.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Accumulated Other Comprehensive Loss
The components and activity in Accumulated other comprehensive loss (net of deferred income taxes) consisted of the following during the periods indicated below (in thousands):

	Foreign Currency Translation and Other(a)	Net Investment Hedge(b)	Cash Flow Hedge(c)	Total
Three months ended September 30, 2026
Balance at June 30, 2026	$(251,228)	$3,131	$4,498	$(243,599)
Other comprehensive income before reclassifications	43,726	5,962	—	49,688
Amounts reclassified from accumulated other comprehensive loss	16	—	(107)	(91)
Other comprehensive income (loss), net of tax	43,742	5,962	(107)	49,597
Other comprehensive loss attributable to noncontrolling interests	139	—	—	139
Balance at September 30, 2026	$(207,347)	$9,093	$4,391	$(193,863)
Three months ended September 30, 2025
Balance at June 30, 2025	$(369,470)	$—	$4,926	$(364,544)
Other comprehensive loss before reclassifications	(4,004)	—	(47)	(4,051)
Amounts reclassified from accumulated other comprehensive loss	17	—	(60)	(43)
Other comprehensive loss, net of tax	(3,987)	—	(107)	(4,094)
Other comprehensive loss attributable to noncontrolling interests	46	—	—	46
Balance at September 30, 2025	$(373,411)	$—	$4,819	$(368,592)
Nine months ended September 30, 2026
Balance at December 31, 2025	$(339,519)	$—	$4,712	$(334,807)
Other comprehensive income (loss) before reclassifications	82,748	9,093	(64)	91,777
Amounts reclassified from accumulated other comprehensive loss	49,347	—	(257)	49,090
Other comprehensive income (loss), net of tax	132,095	9,093	(321)	140,867
Other comprehensive loss attributable to noncontrolling interests	77	—	—	77
Balance at September 30, 2026	$(207,347)	$9,093	$4,391	$(193,863)
Nine months ended September 30, 2025
Balance at December 31, 2024	$(747,202)	$—	$5,140	$(742,062)
Other comprehensive income (loss) before reclassifications	373,737	—	(113)	373,624
Amounts reclassified from accumulated other comprehensive loss	49	—	(208)	(159)
Other comprehensive income (loss), net of tax	373,786	—	(321)	373,465
Other comprehensive loss attributable to noncontrolling interests	5	—	—	5
Balance at September 30, 2025	$(373,411)	$—	$4,819	$(368,592)
(a)Amount reclassified from accumulated other comprehensive loss for the nine-month period ended September 30, 2026 is primarily included in Loss on sale of business on the consolidated statement of income (loss), and resulted from the release of cumulative foreign currency translation adjustments into earnings upon the sale of the Refining Solutions business on March 2, 2026. See Note 2, “Divestitures,” for additional information.
(b)See Note 15, “Fair Value of Financial Instruments,” for details of the Company’s net investment hedge.
(c)We previously entered into a foreign currency forward contract, which was designated and accounted for as a cash flow hedge under ASC 815, Derivatives and Hedging. During 2024, the Company dedesignated the remaining foreign currency forward contracts

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
accounted for as cash flow hedges. The balance of the settled hedged foreign currency forward contracts will be reclassified to earnings over the life of the related assets.
The amount of income tax benefit (expense) allocated to each component of Other comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2026 and 2025 is provided in the following tables (in thousands):

	Foreign Currency Translation and Other	Net Investment Hedge	Cash Flow Hedge	Total
Three months ended September 30, 2026
Other comprehensive income (loss), before tax	$43,645	$5,962	$(107)	$49,500
Income tax benefit	97	—	—	97
Other comprehensive income (loss), net of tax	$43,742	$5,962	$(107)	$49,597
Three months ended September 30, 2025
Other comprehensive loss, before tax	$(4,216)	$—	$(107)	$(4,323)
Income tax benefit	229	—	—	229
Other comprehensive loss, net of tax	$(3,987)	$—	$(107)	$(4,094)
Nine months ended September 30, 2026
Other comprehensive income (loss), before tax	$133,820	$9,093	$(321)	$142,592
Income tax expense	(1,725)	—	—	(1,725)
Other comprehensive income (loss), net of tax	$132,095	$9,093	$(321)	$140,867
Nine months ended September 30, 2025
Other comprehensive income (loss), before tax	$367,903	$—	$(321)	$367,582
Income tax benefit	5,883	—	—	5,883
Other comprehensive income (loss), net of tax	$373,786	$—	$(321)	$373,465

NOTE 10—Restructuring Charges and Asset Write-offs:
Kemerton Train 1 Restructuring
In February 2026, in connection with the Company’s ongoing review of its cost and operating structure, the Company put the Kemerton Train 1 in Western Australia into care and maintenance. Since February 2026, the Company has recorded charges in Restructuring charges and asset write-offs of $39.8 million, consisting of decommissioning costs, asset disposal costs, contract cancellation costs, severance and other associated charges resulting from placing Kemerton Train 1 into care and maintenance (the “Kemerton Train 1 Restructuring”). All charges related to the Kemerton Train 1 Restructuring were recorded in the Energy Storage segment.
In connection with the Kemerton Train 1 Restructuring, the Company expects to record additional charges in the range of $60 million to $80 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Detail of Restructuring Charges and Liabilities
The following table provides details of our restructuring related charges recorded to Restructuring charges and asset write-offs on the consolidated statements of income (loss) (with the exception of dedesignated cash flow hedge charges recorded in Other income, net) for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30, 2026
	Decommissioning Costs(a)	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs(b)	Other(c)	Total
Kemerton Train 1 Restructuring	$7,809	$(71)	$—	$—	$300	$8,038

	Three Months Ended September 30, 2025
	Decommissioning Costs(a)	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs(b)	Other(c)	Total
Second Half 2024 Restructuring(d)	$1,802	$—	$—	$552	$(33)	$2,321

	Nine Months Ended September 30, 2026
	Decommissioning Costs(a)	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs(b)	Other(c)	Total
Kemerton Train 1 Restructuring	$19,628	$2,255	$15,397	$1,013	$1,546	$39,839
Second Half 2024 Restructuring(d)	1,402	—	—	—	—	1,402
	$21,030	$2,255	$15,397	$1,013	$1,546	$41,241

	Nine Months Ended September 30, 2025
	Decommissioning Costs(a)	Asset Write-offs(e)	Severance and Employee Benefits	Contract Cancellation Costs(b)	Other(c)	Total
Second Half 2024 Restructuring(d)	$8,987	$(6,878)	$2,184	$1,329	$150	$5,772
(a)    Decommissioning costs to put Kemerton Trains 1 and 2 and the Chengdu, China conversion plant into care and maintenance.
(b)    Includes cancellation fees for contractors and required payments under take or pay contracts.
(c)    Other costs recorded as part of the Kemerton Train 1 Restructuring plan were primarily related to the disposal of assets. Other costs recorded during the nine-month period ended September 30, 2025 with respect to the Second Half 2024 Restructuring include a loss of $0.1 million, respectively, recorded in Other income, net.
(d)    Severance and employee benefits related to all segments, as well as Corporate and all other. All other restructuring costs were primarily recorded in the Energy Storage segment.
(e)    In 2025, the Company received proceeds for certain Kemerton equipment and updated its estimates concerning the progress of construction activities and related contractual obligations, resulting in a net favorable adjustment of asset write-offs.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
The following tables summarize the changes in restructuring liabilities for the nine-month period ended September 30, 2026 (in thousands):

Kemerton Train 1 Restructuring	Decommissioning Costs	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2025	$—	$—	$—	$—	$—	$—
2026 charges	19,628	2,732	15,397	1,013	1,546	40,316
Change in estimate(a)	—	(477)	—	—	—	(477)
Cash payments	(19,628)	—	(6,635)	(266)	(207)	(26,736)
Asset write-off	—	(2,255)	—	—	—	(2,255)
Foreign currency translation adjustments	—	—	(49)	—	—	(49)
Ending balance at September 30, 2026(b)	$—	$—	$8,713	$747	$1,339	$10,799

Second Half 2024 Restructuring	Decommissioning Costs	Asset Write-offs	Severance and Employee Benefits	Contract Cancellation Costs	Other	Total
Beginning balance at December 31, 2025	$—	$—	$1,115	$16,158	$4,843	$22,116
2026 charges	1,402	—	—	—	—	1,402
Cash payments	(1,402)	—	(837)	(8,676)	(3)	(10,918)
Foreign currency translation adjustments and other	—	—	(278)	(446)	—	(724)
Ending balance at September 30, 2026(b)	$—	$—	$—	$7,036	$4,840	$11,876
(a)    In the second quarter of 2026, the Company updated its estimates concerning the progress of construction activities, resulting in a net favorable adjustment of asset write-offs.
(b)    Approximately $18.7 million of the remaining balance is expected to be paid in the next twelve months and are recorded in Accrued expenses as of September 30, 2026. $4.0 million of the liability is recorded in Other noncurrent liabilities as of September 30, 2026 and relates to severance liabilities that are expected to be paid beyond the next twelve months.

NOTE 11—Pension Plans and Other Postretirement Benefits:
The components of pension and postretirement benefits cost (credit) for the three-month and nine-month periods ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Pension Benefits Cost (Credit):
Service cost	$1,500	$1,466	$4,550	$4,310
Interest cost	8,345	8,505	25,122	25,298
Expected return on assets	(7,897)	(8,609)	(23,731)	(25,732)
Amortization of prior service benefit	19	20	59	59
Total net pension benefits cost	$1,967	$1,382	$6,000	$3,935
Postretirement Benefits Cost:
Service cost	$5	$4	$13	$14
Interest cost	630	471	1,888	1,412
Total net postretirement benefits cost	$635	$475	$1,901	$1,426
Total net pension and postretirement benefits cost	$2,602	$1,857	$7,901	$5,361

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
All components of net benefit cost, other than service cost, are included in Other income, net on the consolidated statements of income (loss).
During the three-month and nine-month periods ended September 30, 2026, the Company made contributions of $4.2 million and $18.5 million, respectively, to its qualified and nonqualified plans and the U.S. postretirement benefit plan. During the three-month and nine-month periods ended and September 30, 2025, the Company made contributions of $5.9 million and $15.8 million, respectively, to its qualified and nonqualified plans and the U.S. postretirement benefit plan. We expect contributions to our domestic nonqualified and foreign qualified and nonqualified pension plans to be approximately $19.1 million in 2026.

NOTE 12—Income Taxes:
The effective income tax rate for the three-month and nine-month periods ended September 30, 2026 were 16.4% and 16.6%, respectively, compared to 12.8% and 0.2% for the three-month and nine-month periods ended September 30, 2025, respectively. The Company’s effective income tax rate fluctuates based on, among other factors, the amount and location of income. The change in effective tax rate in the three-month and nine-month periods ended September 30, 2026, compared to the three-month and nine-month periods ended September 30, 2025, was due to the impact of 2026 earnings in various jurisdictions, including the impact of valuation allowances. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and nine-month periods ended September 30, 2026 was due to the net impact of the location in which income was earned, including the impact of valuation allowances in the Company’s consolidated U.S. entities, Australian entities and certain entities in China. The difference between the U.S. federal statutory income tax rate of 21% and the Company’s effective income tax rate for the three-month and nine-month periods ended September 30, 2025 was due to the net impact of the location in which income was earned, including the impact of valuation allowances in our consolidated Australian entities and certain entities in China. The goodwill impairment charge recorded during the three-month and nine-month periods ended September 30, 2025 was primarily non-deductible and resulted in a minimal income tax benefit.

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
NOTE 13—Earnings Per Share:
Basic and diluted earnings (loss) per share for the three-month and nine-month periods ended September 30, 2026 and 2025 are calculated as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic earnings (loss) per share
Numerator:
Net income (loss) attributable to Albemarle Corporation	$296,755	$(160,694)	$1,095,805	$(96,449)
Mandatory convertible preferred stock dividends	(41,683)	(41,688)	(125,058)	(125,063)
Net income (loss) attributable to Albemarle Corporation common shareholders	$255,072	$(202,382)	$970,747	$(221,512)
Denominator:
Weighted-average common shares for basic earnings (loss) per share	118,008	117,685	117,941	117,651
Basic earnings (loss) per share	$2.16	$(1.72)	$8.23	$(1.88)
Diluted earnings (loss) per share
Numerator:
Net income (loss) attributable to Albemarle Corporation	$296,755	$(160,694)	$1,095,805	$(96,449)
Mandatory convertible preferred stock dividends	(41,683)	(41,688)	—	(125,063)
Net income (loss) attributable to Albemarle Corporation common shareholders	$255,072	$(202,382)	$1,095,805	$(221,512)
Denominator:
Weighted-average common shares for basic earnings (loss) per share	118,008	117,685	117,941	117,651
Incremental shares under mandatory convertible preferred stock	—	—	17,878	—
Incremental shares under stock compensation plans	536	—	673	—
Weighted-average common shares for diluted earnings (loss) per share	118,544	117,685	136,492	117,651
Diluted earnings (loss) per share	$2.15	$(1.72)	$8.03	$(1.88)
The following table summarizes the number of shares, calculated on a weighted average basis, not included in the computation of diluted earnings per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Shares assuming the conversion of the mandatory convertible preferred stock	18,591	21,022	—	21,022
Shares under the stock compensation plans	141	1,502	141	1,402

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

The following table provides details of our lease contracts for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	$9,501	$9,499	$28,475	$26,836
Finance lease cost:
Amortization of right of use assets	1,615	1,891	4,837	5,915
Interest on lease liabilities	1,240	1,603	4,360	4,834
Total finance lease cost	2,855	3,494	9,197	10,749

Short-term lease cost	3,276	6,733	12,773	18,732
Variable lease cost	13,917	12,065	41,328	35,764
Total lease cost	$29,549	$31,791	$91,773	$92,081
Supplemental cash flow information related to our lease contracts for the nine-month periods ended September 30, 2026 and 2025 is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,683	$26,239
Operating cash flows from finance leases	4,360	4,820
Financing cash flows from finance leases	3,394	3,694
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	12,920	42,968

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Supplemental balance sheet information related to our lease contracts, including the location on balance sheet, at September 30, 2026 and December 31, 2025 is as follows (in thousands, except as noted):

	September 30, 2026	December 31, 2025
Operating leases:
Other assets	$106,186	$116,404

Accrued expenses	24,257	24,561
Other noncurrent liabilities	92,559	103,110
Total operating lease liabilities	116,816	127,671
Finance leases:
Net property, plant and equipment	99,768	103,915

Current portion of long-term debt	4,102	4,077
Long-term debt	99,734	102,719
Total finance lease liabilities	103,836	106,796
Weighted average remaining lease term (in years):
Operating leases	13.5	13.4
Finance leases	19.8	20.5
Weighted average discount rate (%):
Operating leases	5.01%	5.01%
Finance leases	5.46%	5.47%
Maturities of lease liabilities at September 30, 2026 were as follows (in thousands):

	Operating Leases	Finance Leases
Remainder of 2026	$7,995	$2,469
2027	26,040	9,806
2028	21,321	9,668
2029	18,535	9,668
2030	13,117	9,020
Thereafter	102,270	123,007
Total lease payments	189,278	163,638
Less imputed interest	72,462	59,802
Total	$116,816	$103,836

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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	September 30, 2026		December 31, 2025
	Recorded Amount	Fair Value	Recorded Amount	Fair Value
	(In thousands)
Long-term debt	$1,887,933	$1,765,338	$3,207,210	$3,112,590
Foreign Currency Forward Contracts—In connection with the Company’s risk management strategies, it enter into derivative financial instruments that have not been designated as hedging instruments under ASC 815, Derivatives and Hedging. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. At both September 30, 2026 and December 31, 2025, the Company had outstanding non-designated derivative financial instruments with notional values totaling $2.4 billion. The non-designated derivative financial instruments are primarily comprised of foreign currency forward contracts that attempt to minimize the financial impact of changes in foreign currency exchange rates. The fair values of its non-designated foreign currency forward contracts are estimated based on current settlement values. At September 30, 2026, these foreign currency forward contracts hedge its exposure to various currencies including the Chinese Renminbi, Euro and Australian Dollar.
Net Investment Hedge—In June 2026, the Company entered into cross currency swaps with an aggregate notional amount of €1 billion to minimize the financial impact of changes in foreign currency exchange rates between the U.S. Dollar and Euro. These derivative financial instruments are used to manage risk and are not used for trading or other speculative purposes. These cross currency swaps qualify and have been designated as an effective net investment hedge of the Company's foreign currency exchange rate exposure of the net investments in foreign subsidiaries where the Euro serves as the functional currency. The Company will account for the net investment hedge using the spot method. Gains or losses on the revaluation of these cross currency swaps to our reporting currency are recorded in Accumulated other comprehensive loss. Excluded components are amortized as interest income, within Other income, net on the consolidated statements of income (loss), as that interest is accrued.
The following table summarizes the fair value of our derivative financial instruments included in the consolidated balance sheets as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026		December 31, 2025
	Assets	Liabilities	Assets	Liabilities
Designated as hedging instruments
Other assets	$9,133	$—	$—	$—
Other noncurrent liabilities	—	40	—	—
Total designated as hedging instruments	$9,133	$40	$—	$—
Not designated as hedging instruments
Other current assets	$1,668	$—	$2,163	$—
Accrued expenses	—	—	—	4,781
Total not designated as hedging instruments	$1,668	$—	$2,163	$4,781
Total	$10,801	$40	$2,163	$4,781
The following table summarizes the net gains (losses) recognized for our derivative financial instruments during the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Designated as hedging instruments
Gain (loss) recognized in Other comprehensive income (loss)	$5,962	$(47)	$9,029	$(113)
Not designated as hedging instruments
(Loss) gain recognized in Other income, net(a)	$(449)	$(19,179)	$(20,665)	$145,243

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
(a)    Fluctuations in the value of our foreign currency forward contracts not designated as hedging instruments are generally expected to be offset by changes in the value of the underlying exposures being hedged, which are also reported in Other income, net.
In addition, for the nine-month periods ended September 30, 2026 and 2025, we recorded net cash (settlements) receipts of ($24.5) million and $144.5 million, respectively, in (Payments) proceeds from settlement of foreign currency forward contracts, net, in our condensed consolidated statements of cash flows.
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
We endeavor to utilize the best available information in measuring fair value. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The following tables set forth our financial assets and liabilities that were accounted for at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$31,238	$31,238	$—	$—
Public equity securities(b)	$22,209	$22,209	$—	$—
Private equity securities measured at net asset value(c)	$4,564	$—	$—	$—
Derivative financial instruments(d)	$10,801	$—	$10,801	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$31,238	$31,238	$—	$—
Derivative financial instruments(d)	$40	$—	$40	$—

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	December 31, 2025	Quoted Prices in Active Markets for Identical Items (Level 1)	Quoted Prices in Active Markets for Similar Items (Level 2)	Unobservable Inputs (Level 3)

Assets:
Investments under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Public equity securities(b)	$29,047	$29,047	$—	$—
Private equity securities measured at net asset value(c)	$4,515	$—	$—	$—
Derivative financial instruments(d)	$2,163	$—	$2,163	$—

Liabilities:
Obligations under executive deferred compensation plan(a)	$30,750	$30,750	$—	$—
Derivative financial instruments(d)	$4,781	$—	$4,781	$—
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
(b)Holdings in equity securities of public companies is reported in Investments in the consolidated balance sheets. The fair value is measured using publicly available share prices of the investments, and as a result these balances are classified within Level 1. Any changes are reported in Other income, net in our consolidated statements of income (loss). See Note 4, “Investments,” for further details.
(c)The Company’s private equity security investments are measured at fair value using the net asset value per share (or its equivalent) practical expedient and have not been categorized in the fair value hierarchy. Private equity securities are reported in Investments in the consolidated balance sheets and changes in fair value are reported in Other income, net in the consolidated statements of income (loss).
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

NOTE 17—Related Party Transactions:
Our consolidated statements of income (loss) include sales to and purchases from unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales to unconsolidated affiliates	$—	$677	$—	$2,889
Purchases from unconsolidated affiliates(a)	$394,355	$137,078	$1,116,736	$440,517
(a)Purchases from unconsolidated affiliates primarily relate to spodumene purchased from the Company’s Windfield joint venture.

Our consolidated balance sheets include accounts receivable due from and payable to unconsolidated affiliates in the ordinary course of business as follows (in thousands):

	September 30, 2026	December 31, 2025
Receivables from unconsolidated affiliates	$—	$2,643
Payables to unconsolidated affiliates(a)	$330,110	$134,369
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
See below for a reconciliation of segment Net sales to adjusted EBITDA by segment showing significant segment expenses regularly provided to the CODM for the three-month and nine-month periods ended September 30, 2026 and 2025 (in thousands):

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Energy Storage	Specialties	Total Segments
Three Months Ended September 30, 2026
Net sales(a)	$1,118,795	$388,611	$1,507,406
Cost of goods sold(b)	(794,231)	(243,173)	(1,037,404)
Selling, general and administrative expenses(b)	(49,044)	(24,395)	(73,439)
Other segment items(c)	(4,642)	(2,401)	(7,043)
Equity in net income of unconsolidated investments(d)	288,928	—	288,928
Net income attributable to noncontrolling interests	—	(19,913)	(19,913)
Adjusted EBITDA by segment	$559,806	$98,729	$658,535
Three Months Ended September 30, 2025
Net sales(a)	$708,755	$344,960	$1,053,715
Cost of goods sold(b)	(603,873)	(233,884)	(837,757)
Selling, general and administrative expenses(b)	(44,624)	(20,797)	(65,421)
Other segment items(c)	(1,607)	(1,982)	(3,589)
Equity in net income of unconsolidated investments(d)	65,426	—	65,426
Net income attributable to noncontrolling interests	—	(12,753)	(12,753)
Adjusted EBITDA by segment	$124,077	$75,544	$199,621
Nine Months Ended September 30, 2026
Net sales(a)	$3,286,644	$1,170,508	$4,457,152
Cost of goods sold(b)	(1,931,766)	(746,093)	(2,677,859)
Selling, general and administrative expenses(b)	(146,164)	(75,924)	(222,088)
Other segment items(c)	(6,182)	(6,862)	(13,044)
Equity in net income of unconsolidated investments(d)	632,087	—	632,087
Net income attributable to noncontrolling interests	—	(49,051)	(49,051)
Adjusted EBITDA by segment	$1,834,619	$292,578	$2,127,197
Nine Months Ended September 30, 2025
Net sales(a)	$1,950,976	$1,017,534	$2,968,510
Cost of goods sold(b)	(1,496,278)	(705,542)	(2,201,820)
Selling, general and administrative expenses(b)	(137,871)	(65,006)	(202,877)
Other segment items(c)	(5,816)	(6,800)	(12,616)
Equity in net income of unconsolidated investments(d)	219,146	—	219,146
Net income attributable to noncontrolling interests	—	(32,999)	(32,999)
Adjusted EBITDA by segment	$530,157	$207,187	$737,344
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

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment adjusted EBITDA	$658,535	$199,621	$2,127,197	$737,344
Corporate and all other adjusted EBITDA	(13,025)	26,009	40,224	91,905
Depreciation and amortization	(168,404)	(164,483)	(482,010)	(494,968)
Interest and financing expenses(a)	(27,803)	(50,959)	(91,848)	(149,875)
Income tax (expense) benefit	(21,900)	30,565	(137,413)	449
Proportionate share of Windfield income tax expense(b)	(85,403)	(20,023)	(197,703)	(78,499)
Loss on sale of business/equity investment, net(c)	—	—	(52,718)	—
Acquisition and integration related costs(d)	(4,215)	(1,883)	(6,087)	(5,091)
Restructuring charges and asset write-offs(e)	(8,038)	(2,321)	(41,241)	(5,772)
Strategic cost savings initiative(f)	(11,617)	—	(30,617)	—
Goodwill impairment charges(g)	—	(181,070)	—	(181,070)
Non-operating pension and OPEB items	(1,078)	(367)	(3,279)	(978)
(Loss) gain in fair value of public equity securities(h)	(7,881)	7,980	(6,838)	3,144
Other(i)	(12,416)	(3,763)	(21,862)	(13,038)
Net income (loss) attributable to Albemarle Corporation	$296,755	$(160,694)	$1,095,805	$(96,449)
(a)Includes a gain on early extinguishment of debt of $12.5 million for the nine months ended September 30, 2026. See Note 6, “Long-Term Debt,” for further details.
(b)Albemarle’s 49% ownership interest in the reported income tax expense of the Windfield joint venture.
(c)Loss on sale of controlling ownership interest in Refining Solutions business included in Loss on sale of business on the consolidated statement of income (loss). Partially offset by gain on sale of Eurecat S.A. joint venture recorded in Other income, net. See Note 2, “Divestitures,” for further details.
(d)Costs related to the acquisition, integration and divestitures for various significant projects, recorded in Selling, general and administrative expenses (“SG&A”).
(e)See Note 10, “Restructuring Charges and Asset Write-offs,” for further details.
(f)Primarily consists of consulting fees for a project associated with the Company’s strategic cost savings initiative, recorded in SG&A. During the second quarter of 2026, these costs were presented in the “Other” line of the reconciliation of total segment adjusted EBITDA to the consolidated Net income (loss) attributable to Albemarle Corporation.
(g)Represents the full value of goodwill associated with the Refining Solutions reporting unit, following the signed definitive agreement to divest the controlling ownership interest in the Refining Solutions business.
(h)Represents the net change in fair value of investments in public equity securities, recorded in Other income, net.
(i)Included amounts for the three months ended September 30, 2026 recorded in:
•Cost of goods sold - $11.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $1.0 million of expenses related to other costs outside of our regular operations.
Included amounts for the three months ended September 30, 2025 recorded in:
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
•Other income, net - $0.5 million gain resulting from the adjustment of indemnification related to a previously disposed business.
Included amounts for the nine months ended September 30, 2026 recorded in:
•Cost of goods sold - $15.3 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company and a net loss of $1.6 million primarily related to other costs outside of our regular operations.
•Other income, net - Primarily related to $3.4 million of charges for asset retirement obligations at a site not part of our operations and a net loss of $1.5 million primarily driven by indemnification charges related to the Eurecat S.A. joint venture sale, partially offset by a $3.9 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
Included amounts for the nine months ended September 30, 2025 recorded in:
•SG&A - $13.3 million of gains from the sale of assets not part of our production operations, partially offset by $3.8 million of severance expenses not related to a restructuring plan, $1.9 million of expenses related to certain historical legal matters,

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
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
Total assets and investments in equity method investees by segment at September 30, 2026 and December 31, 2025 were as follows (in thousands):

	September 30,	December 31,
	2026	2025
Assets:
Energy Storage	$11,408,812	$11,086,694
Specialties	2,056,087	2,067,191
Total segment assets	13,464,899	13,153,885
Corporate and all other	2,618,416	3,220,326
Total assets	$16,083,315	$16,374,211
Investments in equity method investees:
Energy Storage	$973,056	$737,792
Total segment investments in equity method investees	973,056	737,792
Corporate and all other	36,545	82,056
Total investments in equity method investees	$1,009,601	$819,848

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
Additional segment information for the three-month and nine-month periods ended September 30, 2026 and 2025 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales:
Energy Storage	$1,118,795	$708,755	$3,286,644	$1,950,976
Specialties	388,611	344,960	1,170,508	1,017,534
Total segment net sales	1,507,406	1,053,715	4,457,152	2,968,510
Corporate and all other	45,691	254,114	267,989	746,192
Total net sales	$1,553,097	$1,307,829	$4,725,141	$3,714,702
Depreciation and amortization:
Energy Storage	$132,874	$122,100	$379,308	$369,623
Specialties	29,612	27,007	87,277	78,408
Total segment depreciation and amortization	162,486	149,107	466,585	448,031
Corporate and all other	5,918	15,376	15,425	46,937
Total depreciation and amortization	$168,404	$164,483	$482,010	$494,968
Equity in net income of unconsolidated investments (net of tax):
Energy Storage	$204,762	$47,498	$443,979	$152,194
Total segment equity in net income of unconsolidated investments (net of tax)	204,762	47,498	443,979	152,194
Corporate and all other(a)	588	13,142	9,228	50,990
Total equity in net income of unconsolidated investments (net of tax)	$205,350	$60,640	$453,207	$203,184
Capital expenditures:
Energy Storage	$48,216	$57,685	$148,291	$210,641
Specialties	28,612	34,034	71,096	119,993
Total segment capital expenditures	76,828	91,719	219,387	330,634
Corporate and all other	3,546	40,445	31,394	103,782
Total capital expenditures	$80,374	$132,164	$250,781	$434,416
(a)Corporate and all other equity in net income of unconsolidated investments (net of tax) relates to foreign exchange gains or losses from the Windfield joint venture and our 49% ownership interest in the Ketjen joint venture.

NOTE 19—Supplemental Cash Flow Information:
Supplemental information related to the condensed consolidated statements of cash flows is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Supplemental non-cash disclosure related to investing and financing activities:
Capital expenditures included in Accounts payable	$61,141	$93,649
Non-cash investments in equity investments(a)	$53,000	$—
(a)Represents the Company’s investment in the Ketjen unconsolidated joint venture following the completion of the sale of our Refining Solutions business during the nine-month period ended September 30, 2026. See Note 2, “Divestitures,” for further details regarding the sale of the Company’s Refining Solutions business.
Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2025 included the receipt of a $350.0 million customer

ALBEMARLE CORPORATION AND SUBSIDIARIES
Notes to the Condensed Consolidated Financial Statements
(Unaudited)
prepayment. See Note 7, “Deferred Revenue,” for further details. Noncurrent liability changes and other, net within Cash flows from operating activities on the condensed consolidated statements of cash flows for the nine-month period ended September 30, 2025 included $44.6 million representing the reclassification of the current portion of the one-time transition tax resulting from the enactment of the U.S. Tax Cuts and Jobs Act from Other noncurrent liabilities to Income taxes payable within current liabilities. The final payment of this transition tax was made during the nine-month period ended September 30, 2026.

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
In September 2025, the FASB issued ASU 2025-06, “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” to modernize the accounting for internal-use software costs. The amendments remove references to software development project stages and establish a principles-based threshold for the capitalization of internal-use software costs. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted, and the amendments may be applied prospectively, retrospectively, or using a modified transition approach. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.
In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements,” to more closely align hedge accounting with an entity’s risk management activities. The amendments make targeted improvements to existing hedge accounting guidance by addressing the assessment of similar risk exposures for cash flow hedges, hedging interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, the use of net written options as hedging instruments, and certain hedging relationships involving foreign currency-denominated debt instruments. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied prospectively. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.
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
In May 2026, the FASB issued ASU 2026-02, “Environmental Credits and Environmental Credit Obligations (Topic 818),” which establishes accounting guidance for the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. This guidance is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years. Early adoption is permitted, and the amendments should be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Prior reporting periods will not be recast. The Company is currently evaluating the impact this guidance will have on its condensed consolidated financial statements.

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
In the first quarter of 2026, we completed the sale of our controlling ownership in the Refining Solutions business, as well as the sale of our 50% ownership interest in the Eurecat S.A. joint venture for combined pre-tax cash proceeds of approximately $648 million, net of cash sold, while initially owning a 49% interest in a newly formed refining solutions joint venture and retaining 100% ownership interest in the Performance Catalysts Solutions (“PCS”) business. The proceeds from these divestitures were used to make payments on certain of our senior notes as part of our deleveraging efforts. As part of our effort to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities and reducing planned capital expenditures. We believe our disciplined cost reduction effort and ongoing productivity improvements, among other factors, position us well to take advantage of strengthening economic conditions as they occur, while softening the negative impact of challenging global economic environments.
Our net sales for the third quarter of 2026 were $1.6 billion, an increase of 19% year-over-year that was primarily driven by a 39% year-over-year increase in pricing. Adjusted EBITDA improved 186% year-over-year, driven by increased results in both Energy Storage and Specialties. Both net sales and adjusted EBITDA increased despite the sale of the Refining Solutions business, which provided $207.3 million and $31.8 million, respectively, in the third quarter of 2025. Cash flows from operations during the first nine months of 2026 were $1.5 billion, an increase of 64% year-over-year, driven by results in both Energy Storage and Specialties and successful execution of our cost reduction effort.

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
As part of our effort to optimize our cost structure and strengthen our financial flexibility, we have taken proactive actions, including certain restructuring activities, reducing planned capital expenditures and repurchasing debt. Although lithium index pricing has increased from low levels, it remains critical that we ensure an efficient operating model so we can compete and invest at every point of the cycle. To ensure we remain competitive, we will continue considering on an ongoing basis additional measures to support operating efficiencies, financial flexibility and growth.
The Company continues to monitor the current situation in the Middle East, where our business operations have generally continued as normal with some shipping and raw material delays. However, we have experienced, and may continue to experience, increased shipping and fuel costs, as well as costs for certain raw materials, amid rising prices that could negatively impact our results. We will continue to make efforts to protect both the business and the safety of our employees. In addition, at this time, we do not expect a material, direct impact to our financial statements from the tariffs proposed or imposed by the U.S. and internationally to date. The potential direct exposure of the Energy Storage segment to proposed or imposed tariffs is expected to be minimal as most of our China production is sold into China or other Asian countries, and some critical materials are fully or partially exempt from applicable tariffs in their currently proposed form. While there may be an impact to the Specialties business, we do not expect it to be material due to our global footprint and planned mitigation actions.
Following the completion of the sale of our Refining Solutions business in the first quarter of 2026, we report results across two operating segments: Energy Storage and Specialties.
Energy Storage: Energy Storage net sales and profitability are strongly dependent on lithium market prices, which are volatile. Due to the increased average lithium pricing for 2026, we expect Energy Storage net sales and profitability to increase year-over-year. Because many of our contracts are index-referenced and variable-priced, our business is generally aligned with changes in market and index pricing. As a result, increases or decreases in lithium market pricing could have a material impact on our results. We expect sales volume to be relatively flat to slightly down compared to prior year primarily as a result of a fire at our Talison joint venture’s third chemical grade plant in Greenbushes (“CGP3”), offset by strong integrated production, stronger than expected spodumene sales from our Wodgina joint venture and our ability to operate with lower inventory levels. Remediation from the impact of the CGP3 fire, with ramp up to normal production levels, has been completed. Global EV and ESS sales are expected to increase over the prior year, driving sustained demand for lithium batteries. We are also focused on cost reduction effort to drive additional profitability in 2026.
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
Specialties: We expect both net sales and profitability for 2026 to be above 2025 results due to an improved outlook of bromine pricing and modest volume growth. We expect continued modest volume growth in certain key end-markets, such as semiconductors, oil and gas, flame retardants and pharmaceuticals, and steady demand in the automotive and petrochemical markets.

Results of Operations
The following is a discussion and analysis of our results of operations for the three-month and nine-month periods ended September 30, 2026 and 2025. A discussion of our consolidated financial condition and sources of additional capital is included under a separate heading, “Financial Condition and Liquidity.” Certain percentage changes are considered not meaningful (“NM”).

Third Quarter 2026 Compared to Third Quarter 2025

Net Sales

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Net sales	$1,553,097	$1,307,829	$245,268	19%
•$512.8 million increase primarily attributable to higher pricing in Energy Storage and Specialties
•$82.8 million decrease primarily attributable to lower sales volume in Energy Storage
•$207.3 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•$22.8 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Gross profit	$300,724	$117,610	$183,114	156%
Gross profit margin	19.4%	9.0%
•Favorable pricing in Energy Storage and Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies
•Partially offset by higher average input costs, driven by the consumption of higher-priced raw material inventory in Energy Storage. The higher cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Absence of Refining Solutions gross profit as a result of its divestiture on March 2, 2026 and lower sales volume in Energy Storage

Selling, General and Administrative (“SG&A”) Expenses

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Selling, general and administrative expenses	$136,353	$138,577	$(2,224)	(2)%
Percentage of Net sales	8.8%	10.6%
•Decrease primarily driven by the absence of SG&A associated with Refining Solutions as a result of its divestiture on March 2, 2026, as well as the impact of our cost savings initiative
Goodwill Impairment Charges

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Goodwill impairment charges	$—	$181,070	$(181,070)	NM
•Non-cash goodwill impairment charge recorded in 2025 represented the full value of goodwill associated with the Refining Solutions reporting unit, following the signed definitive agreement to divest the controlling ownership interest in its Refining Solutions business

Restructuring Charges and Asset Write-Offs

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Restructuring charges and asset write-offs	$8,038	$2,275	$5,763	253%
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

Research and Development Expenses

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Research and development expenses	$8,173	$12,674	$(4,501)	(36)%
Percentage of Net sales	0.5%	1.0%
•Absence of research and development spending associated with Refining Solutions as a result of its divestiture on March 2, 2026
•Partially offset by the write-off of certain research and development assets in Energy Storage

Interest and Financing Expenses

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Interest and financing expenses	$(27,803)	$(50,959)	$23,156	(45)%
•Lower debt balances in 2026 following the March 2026 early redemption of notes
Other Income, Net

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Other income, net	$12,861	$28,799	$(15,938)	(55)%
•$15.9 million decrease in the fair market value adjustment of equity securities in public companies
•$2.4 million decrease attributable to interest income from lower interest rates in 2026
•$9.8 million increase attributable to foreign exchange impacts from gains recorded in 2026 compared to losses recorded in 2025

Income Tax Expense (Benefit)

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Income tax expense (benefit)	$21,900	$(30,565)	$52,465	172%
Effective income tax rate	16.4%	12.8%
•2026 income tax expense was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance in the U.S., our consolidated Australian entities and certain entities in China
•2025 income tax benefit included the impact of the valuation allowance in our consolidated Australian entities and certain entities in China
•The goodwill impairment charge recorded in 2025 was primarily non-deductible and resulted in a minimal income tax benefit

Equity in Net Income of Unconsolidated Investments

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Equity in net income of unconsolidated investments	$205,350	$60,640	$144,710	239%
•Increased earnings primarily due to higher pricing realized by the Windfield joint venture. Partially offset by lower deferred profits of the converted inventory sold by Albemarle to third-party customers
•$2.9 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Net income attributable to noncontrolling interests	$(19,913)	$(12,753)	$(7,160)	56%
•Increase in consolidated income related to our Jordan Bromine Company Limited (“JBC”) joint venture primarily due to higher pricing

Net Income (Loss) Attributable to Albemarle Corporation

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Net income (loss) attributable to Albemarle Corporation	$296,755	$(160,694)	$457,449	NM
Percentage of Net sales	19.1%	(12.3)%
Net income (loss) attributable to Albemarle Corporation common shareholders	$255,072	$(202,382)	$457,454	NM
Basic earnings (loss) per share attributable to common shareholders	$2.16	$(1.72)	$3.88	NM
Diluted earnings (loss) per share attributable to common shareholders	$2.15	$(1.72)	$3.87	NM
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

	Three Months Ended September 30,				Percentage Change
	2026	%	2025	%	2026 vs 2025
	(In thousands, except percentages)
Net sales:
Energy Storage	$1,118,795	72.1%	$708,755	54.2%	58%
Specialties	388,611	25.0%	344,960	26.4%	13%
Total segment net sales	1,507,406	97.1%	1,053,715	80.6%	43%
Corporate and all other	45,691	2.9%	254,114	19.4%	(82)%
Total net sales	$1,553,097	100.0%	$1,307,829	100.0%	19%

Adjusted EBITDA:
Energy Storage	$559,806	86.7%	$124,077	55.0%	351%
Specialties	98,729	15.3%	75,544	33.5%	31%
Total segment adjusted EBITDA	658,535	102.0%	199,621	88.5%	230%
Corporate and all other	(13,025)	(2.0)%	26,009	11.5%	(150)%
Total adjusted EBITDA	$645,510	100.0%	$225,630	100.0%	186%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Three Months Ended September 30,
	2026	2025
Total segment adjusted EBITDA	$658,535	$199,621
Corporate and all other adjusted EBITDA	(13,025)	26,009
Depreciation and amortization	(168,404)	(164,483)
Interest and financing expenses	(27,803)	(50,959)
Income tax (expense) benefit	(21,900)	30,565
Proportionate share of Windfield income tax expense(a)	(85,403)	(20,023)
Acquisition and integration related costs(b)	(4,215)	(1,883)
Restructuring charges and asset write-offs(c)	(8,038)	(2,321)
Strategic cost savings initiative(d)	(11,617)	—
Goodwill impairment charges(e)	—	(181,070)
Non-operating pension and OPEB items	(1,078)	(367)
(Loss) gain in fair value of public equity securities(f)	(7,881)	7,980
Other(g)	(12,416)	(3,763)
Net income (loss) attributable to Albemarle Corporation	$296,755	$(160,694)
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
(d)Primarily consists of consulting fees for a project associated with our strategic cost savings initiative, recorded in SG&A. During the second quarter of 2026, these costs were presented in the “Other” line of the reconciliation of total segment adjusted EBITDA to the consolidated Net income (loss) attributable to Albemarle Corporation.
(e)Represents the full value of goodwill associated with the Refining Solutions reporting unit, following the signed definitive agreement to divest the controlling ownership interest in the Refining Solutions business.
(f)Represents the net change in fair value of investments in public equity securities, recorded in Other income, net.
(g)Included amounts for the three months ended September 30, 2026 recorded in:
•Cost of goods sold - $11.4 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $1.0 million of expenses related to other costs outside of our regular operations.
Included amounts for the three months ended September 30, 2025 recorded in:
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

•Other income, net - $0.5 million gain resulting from the adjustment of indemnification related to a previously disposed business.
Energy Storage

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Net sales	$1,118,795	$708,755	$410,040	58%
•$479.5 million increase attributable to favorable pricing impacts, primarily in battery- and technical-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$93.5 million decrease attributable to lower sales volume driven by unfavorable product mix and reduced tolling volumes
•$24.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$559,806	$124,077	$435,729	351%
•Favorable pricing impacts in lithium carbonate and hydroxide
•Increased equity earnings from higher spodumene pricing realized by the Windfield joint venture
•Partially offset by increased commission expenses in Chile resulting from higher lithium salts pricing
•$15.8 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Net sales	$388,611	$344,960	$43,651	13%
•$32.9 million increase attributable to favorable pricing impacts in bromine and derivatives and flame retardants
•$11.9 million increase attributable to higher sales volumes primarily in bromine and derivatives
•$1.1 million decrease attributable to unfavorable currency translation resulting from the stronger U.S. Dollar against various currencies

Adjusted EBITDA	$98,729	$75,544	$23,185	31%
•Higher sales volumes and favorable pricing •Partially offset by higher raw material input costs and increased noncontrolling interest from higher pricing realized by the JBC joint venture
Corporate and All Other

In thousands	Q3 2026	Q3 2025	$ Change	% Change
Net sales	$45,691	$254,114	$(208,423)	(82)%
•$207.3 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026 •$1.3 million decrease attributable to lower sales volumes in PCS
Adjusted EBITDA	$(13,025)	$26,009	$(39,034)	(150)%
•$31.8 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•Lower sales volumes in PCS
•$6.9 million increase attributable to favorable currency exchange impacts, net of a $2.9 million decrease in foreign exchange impacts from our Windfield joint venture

First Nine Months 2026 Compared to First Nine Months 2025

Net Sales

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$4,725,141	$3,714,702	$1,010,439	27%
•$1.3 billion increase primarily attributable to higher pricing in Energy Storage and Specialties
•$23.1 million increase attributable to higher sales volume primarily in Specialties
•$461.4 million decrease attributable to the absence of Refining Solutions net sales as a results of its divestiture on March 2, 2026
•$101.6 million of favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Gross Profit

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Gross profit	$1,391,991	$470,785	$921,206	196%
Gross profit margin	29.5%	12.7%
•Favorable pricing in both Energy Storage and Specialties
•Favorable currency exchange impacts resulting from the weaker U.S. Dollar against various currencies
•Partially offset by higher average input costs, driven by the consumption of higher-priced raw material inventory in Energy Storage. The higher cost of goods sold of spodumene purchased from Windfield is offset in the equity in net income of unconsolidated investments in the period the converted inventory is sold to third-party customers
•Absence of Refining Solutions gross profit as a result of its divestiture on March 2, 2026

Selling, General and Administrative Expenses

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Selling, general and administrative expenses	$400,112	$394,536	$5,576	1%
Percentage of Net sales	8.5%	10.6%
•Increase primarily driven by higher expenses for outside services used to support various projects
•Partially offset by the absence of SG&A associated with Refining Solutions as a result of its divestiture on March 2, 2026, as well as our cost savings initiative
•$13.3 million of gains from the sale of assets not part of our production operations in 2025

Goodwill Impairment Charges

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Goodwill impairment charges	$—	$181,070	$(181,070)	NM
•Non-cash goodwill impairment charge recorded in 2025 represented the full value of goodwill associated with the Refining Solutions reporting unit, following the signed definitive agreement to divest the controlling ownership interest in its Refining Solutions business

Restructuring Charges and Asset Write-Offs

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Restructuring charges and asset write-offs	$41,241	$5,660	$35,581	NM
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

Research and Development Expenses

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Research and development expenses	$21,010	$39,217	$(18,207)	(46)%
Percentage of Net sales	0.4%	1.1%
•Absence of research and development spending associated with Refining Solutions as a result of its divestiture on March 2, 2026
•Partially offset by the write-off of certain research and development assets in Energy Storage

Loss on Sale of Business

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Loss on sale of business	$95,018	$—	$95,018	NM
•$95.0 million loss recorded related to the divestiture of the controlling ownership interest of the Refining Solutions business, representing the final consideration received less the carrying value on the date of sale

Interest and Financing Expenses

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Interest and financing expenses	$(91,848)	$(149,875)	$58,027	(39)%
•2026 included a gain on early extinguishment of debt of $12.5 million, representing the repurchase of notes in March 2026 at a discount, partially offset by tender premiums and redemption fees
•Lower debt balances in 2026 following the March 2026 early redemption of notes

Other Income, Net

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Other income, net	$86,300	$32,490	$53,810	166%
•$42.3 million gain recorded related to the divestiture of our 50% ownership interest in the Eurecat S.A. joint venture, representing the final consideration received less the carrying value of the investment on the date of sale
•$38.0 million loss resulting from the redemption of preferred equity in a Grace subsidiary in 2025
•$20.7 million increase attributable to foreign exchange impacts from gains recorded in 2026 compared to losses recorded in 2025
•$12.5 million decrease attributable to interest income from lower interest rates in 2026
•$10.0 million decrease in the fair market value adjustment of equity securities in public companies

Income Tax Expense (Benefit)

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Income tax expense (benefit)	$137,413	$(449)	$137,862	NM
Effective income tax rate	16.6%	0.2%
•2026 income tax expense was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance in the U.S., our consolidated Australian entities and certain entities in China
•2025 income tax benefit was primarily the result of the geographic mix of earnings, including the impact from the valuation allowance in our consolidated Australian entities and certain entities in China
•The goodwill impairment charge recorded in 2025 was primarily non-deductible and resulted in a minimal income tax benefit

Equity in Net Income of Unconsolidated Investments

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Equity in net income of unconsolidated investments	$453,207	$203,184	$250,023	123%
•Increased earnings primarily due to higher pricing realized by the Windfield joint venture. Partially offset by lower deferred profits of the converted inventory sold by Albemarle to third-party customers
•$6.1 million decrease attributable to unfavorable foreign exchange impacts from the Windfield joint venture

Net Income Attributable to Noncontrolling Interests

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net income attributable to noncontrolling interests	$(49,051)	$(32,999)	$(16,052)	49%
•Increase in consolidated income related to our JBC joint venture primarily due to higher pricing

Net Income (Loss) Attributable to Albemarle Corporation

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net income (loss) attributable to Albemarle Corporation	$1,095,805	$(96,449)	$1,192,254	NM
Percentage of Net sales	23.2%	(2.6)%
Net income (loss) attributable to Albemarle Corporation common shareholders	$970,747	$(221,512)	$1,192,259	NM
Basic earnings (loss) per share	$8.23	$(1.88)	$10.11	NM
Diluted earnings (loss) per share	$8.03	$(1.88)	$9.91	NM
•Increase in 2026 results due to reasons noted above
•Net income (loss) attributable to Albemarle Corporation common shareholders includes reductions of $125.1 million for mandatory convertible preferred stock dividends in both 2026 and 2025

Segment Information Overview. Summarized financial information concerning our reportable segments is shown in the following tables.

	Nine Months Ended September 30,				Percentage Change
	2026	%	2025	%	2026 vs 2025
	(In thousands, except percentages)
Net sales:
Energy Storage	$3,286,644	69.5%	$1,950,976	52.5%	68%
Specialties	1,170,508	24.8%	1,017,534	27.4%	15%
Total segment net sales	4,457,152	94.3%	2,968,510	79.9%	50%
Corporate and all other	267,989	5.7%	746,192	20.1%	(64)%
Total net sales	$4,725,141	100.0%	$3,714,702	100.0%	27%

Adjusted EBITDA:
Energy Storage	$1,834,619	84.6%	$530,157	63.9%	246%
Specialties	292,578	13.5%	207,187	25.0%	41%
Total segment adjusted EBITDA	2,127,197	98.1%	737,344	88.9%	188%
Corporate and all other	40,224	1.9%	91,905	11.1%	(56)%
Total adjusted EBITDA	$2,167,421	100.0%	$829,249	100.0%	161%
See below for a reconciliation of total segment adjusted EBITDA to consolidated Net income (loss) attributable to Albemarle Corporation, the most directly comparable financial measure calculated and reported in accordance with U.S. GAAP (in thousands):

	Nine Months Ended September 30,
	2026	2025
Total segment adjusted EBITDA	$2,127,197	$737,344
Corporate and all other adjusted EBITDA	40,224	91,905
Depreciation and amortization	(482,010)	(494,968)
Interest and financing expenses(a)	(91,848)	(149,875)
Income tax (expense) benefit	(137,413)	449
Proportionate share of Windfield income tax expense(b)	(197,703)	(78,499)
Loss on sale of business/equity investment, net(c)	(52,718)	—
Acquisition and integration related costs(d)	(6,087)	(5,091)
Restructuring charges and asset write-offs(e)	(41,241)	(5,772)
Strategic cost savings initiative(f)	(30,617)	—
Goodwill impairment charges(g)	—	(181,070)
Non-operating pension and OPEB items	(3,279)	(978)
(Loss) gain in fair value on public equity securities(h)	(6,838)	3,144
Other(i)	(21,862)	(13,038)
Net income (loss) attributable to Albemarle Corporation	$1,095,805	$(96,449)

(a)Includes a gain on early extinguishment of debt of $12.5 million for the nine months ended September 30, 2026. See Note 6, “Long-Term Debt,” to the Notes to the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details.
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
(f)Primarily consists of consulting fees for a project associated with our strategic cost savings initiative, recorded in SG&A. During the second quarter of 2026, these costs were presented in the “Other” line of the reconciliation of total segment adjusted EBITDA to the consolidated Net income (loss) attributable to Albemarle Corporation.
(g)Represents the full value of goodwill associated with the Refining Solutions reporting unit, following the signed definitive agreement to divest the controlling ownership interest in the Refining Solutions business.
(h)Represents the net change in fair value of investments in public equity securities, recorded in Other income, net.
(i)Included amounts for the nine months ended September 30, 2026 recorded in:
•Cost of goods sold - $15.3 million of expenses related to non-routine labor and compensation related costs that are outside normal compensation arrangements.
•SG&A - $3.9 million charge for a non-income tax audit of a facility no longer controlled by the Company and a net loss of $1.6 million primarily related to other costs outside of our regular operations.
•Other income, net - Primarily related to $3.4 million of charges for asset retirement obligations at a site not part of our operations and a net loss of $1.5 million primarily driven by indemnification charges related to the Eurecat S.A. joint venture sale, partially offset by a $3.9 million gain resulting from the adjustment of indemnification related to previously disposed businesses.
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

Energy Storage

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$3,286,644	$1,950,976	$1,335,668	68%
•$1.3 billion increase attributable to favorable pricing impacts, primarily in battery- and technical-grade carbonate and hydroxide sold under index-referenced and variable-priced contracts
•$20.5 million decrease attributable to lower sales volume driven by reduced tolling volumes
•$88.3 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$1,834,619	$530,157	$1,304,462	246%
•Favorable pricing impacts in lithium carbonate and hydroxide
•Increased equity earnings from higher spodumene pricing realized by the Windfield joint venture
•Partially offset by increased commission expenses in Chile resulting from higher lithium salts pricing
•$59.4 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Specialties

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$1,170,508	$1,017,534	$152,974	15%
•$76.6 million increase attributable to favorable pricing impacts in bromine and derivatives and flame retardants, partially offset by unfavorable pricing in lithium specialties
•$63.1 million increase attributable to higher sales volumes primarily in flame retardants
•$13.7 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Adjusted EBITDA	$292,578	$207,187	$85,391	41%
•Higher sales volumes and favorable pricing
•Partially offset by higher raw material input costs and increased noncontrolling interest from higher pricing realized by the JBC joint venture
•$7.0 million increase attributable to favorable currency translation resulting from the weaker U.S. Dollar against various currencies

Corporate and All Other

In thousands	YTD 2026	YTD 2025	$ Change	% Change
Net sales	$267,989	$746,192	$(478,203)	(64)%
•$461.4 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•$19.4 million decrease attributable to lower sales volumes in PCS
•$2.9 million increase attributable to favorable pricing impacts in PCS

Adjusted EBITDA	$40,224	$91,905	$(51,681)	(56)%
•$61.8 million decrease attributable to the absence of Refining Solutions net sales as a result of its divestiture on March 2, 2026
•Lower sales volumes in PCS
•$14.6 million increase attributable to favorable currency exchange impacts, net of a $6.1 million decrease in foreign exchange impacts from our Windfield joint venture

Financial Condition and Liquidity
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
Cash Flow
During the first nine months of 2026, cash on hand, cash provided by operations and net cash proceeds from the sale of our Refining Solutions business and ownership interest in the Eurecat joint venture funded debt redemption and early tender debt payments of approximately $1.3 billion, $250.8 million of capital expenditures for plant, machinery and equipment, dividends to common shareholders of $143.2 million and dividends to mandatory convertible preferred shareholders of $125.1 million. Our operations provided $1.5 billion of cash flows during the first nine months of 2026, as compared to $893.8 million for the first nine months of 2025. The increase compared to prior year was primarily due to higher earnings from both the Energy Storage segment, driven by increased lithium prices, and the Specialties segment, as well as higher dividends from unconsolidated investments. Cash from operations increased year-over-year despite the receipt of an Energy Storage customer prepayment of $350 million during the first quarter of 2025 and higher outflows from working capital changes. Net cash outflows from working capital changes in 2026 were primarily driven by increased inventory balances, driven by the increase in lithium prices, partially offset the impact of higher accounts payable. Overall, our cash and cash equivalents increased by $228.0 million from December 31, 2025 to $1.8 billion at September 30, 2026.
Capital expenditures for the nine-month period ended September 30, 2026 of $250.8 million were primarily associated with plant, machinery and equipment in our Energy Storage segment. This reflects our projected new level of spending to unlock cash flow over the near term and generate long-term financial flexibility and is driven by a lower level of general maintenance and sustaining capital spend, while continuing safety and critical maintenance expenditures.
On March 2, 2026, we completed the divestiture of the controlling ownership interest of our Refining Solutions business to ChemCat AcquisitionCo, LLC and contribute the remaining ownership interest to ChemCat Holdings, LP, a newly formed limited partnership (“Holdco”). The Refining Solutions business divested and contributed is defined as our Ketjen reportable segment, excluding its PCS business and our 50% ownership interest in Eurecat S.A. Following the completion of the transactions in the definitive agreement (collectively, the “Refining Solutions Business Transaction”), the Company received $525.2 million in cash, net of cash sold, initially owned 49% of the common units of Holdco and retained 100% ownership of the PCS business. As a result of the Refining Solutions Business Transaction, the Company recorded a loss of $95.0 million before income taxes in the first nine months of 2026.
In a separate transaction, on January 23, 2026, we completed the sale of our 50% ownership interest in Eurecat S.A. for €105 million (approximately $123 million using foreign exchange rates on the closing date) in cash to Axens SA and recorded a gain of $42.3 million in Other income, net on the consolidated statements of income (loss) in the first nine months of 2026.
In the first quarter of 2026, using proceeds from the sale of our Refining Solutions business and cash on hand, we redeemed the 4.65% Senior notes in full, and repurchased $62.4 million of the 3.45% Senior notes, $184.3 million of the 5.05% Senior notes, $149.0 million of the 5.45% Senior notes, and $254.3 million of the 5.65% Senior notes. As a result, included in Interest and financing expenses for the nine-month period ended September 30, 2026 is a gain on early extinguishment of debt of $12.5 million, representing the repurchase of these notes at a discount, partially offset by tender premiums and redemption fees.
We have recently taken proactive actions as part of an initiative to optimize our cost structure and strengthen our financial flexibility, including certain restructuring activities and reducing planned capital expenditures. Since July 2024, we stopped construction of Kemerton Train 3, placed Kemerton Train 2 into care and maintenance, and deferred spending and investments in certain other capital projects. Additionally, as part of this restructuring plan, we placed the Chengdu, China conversion plant into care and maintenance during the first half of 2025. Since inception, we have recorded charges for these actions consisting of asset write-offs of $726.0 million, severance and employee benefits of $53.4 million, contract cancellation costs of $38.4 million, decommissioning costs of $13.2 million and other costs (primarily consisting of the reclassification of the related dedesignated cash flow hedge from Accumulated other comprehensive loss) of $29.3 million.
In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, and the Company recorded charges for this action consisting of decommissioning costs of $19.6 million, asset write-offs of $2.3 million, severance and employee benefits of $15.4 million, contract cancellation costs of $1.0 million and other costs of $1.5 million. The Company expects to record additional charges in the range of $60 million to $80 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
Net current assets were $2.4 billion and $2.2 billion at September 30, 2026 and December 31, 2025, respectively. Net current assets increased primarily due to higher cash and cash equivalent balances resulting from increased earnings and the execution of our cost savings initiative. The impact of lithium prices on cash and working capital balances offset the decrease in cash balance from the early tender debt payments of approximately $1.3 billion in the first quarter of 2026 using proceeds from the divestiture of the Refining Solutions business and ownership interest in the Eurecat joint venture. Additional changes in the components of net current assets are primarily due to the timing of the sale of goods and other ordinary transactions leading up to the balance sheet dates. The additional changes are not the result of any policy changes by the Company, and do not reflect any change in either the quality of our net current assets or our expectation of success in converting net working capital to cash in the ordinary course of business.
On July 21, 2026, our board of directors declared a cash dividend of $0.41 per share, which was paid on October 1, 2026 to shareholders of record at the close of business as of September 11, 2026. On September 1, 2026, we paid a cash dividend of $18.125 per share of Mandatory Convertible Preferred Stock to the holders of record at the close of business on August 15, 2026.
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
(a)    Denotes senior notes.
For a description of our outstanding senior notes, including the material terms thereof, refer to Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. There have been no material changes to the terms of our outstanding debt instruments since December 31, 2025, other than as described herein and in Note 6, “Long-Term Debt,” to the condensed consolidated financial statements included in this Form 10-Q.
On October 29, 2026, we entered into a new revolving, unsecured credit agreement (the “2026 Credit Agreement”), which provides for borrowings of up to $1.5 billion and matures on October 29, 2031. Borrowings under the 2026 Credit Agreement bear interest at variable rates based on a benchmark rate depending on the currency in which the loans are denominated, plus an applicable margin which ranges from 0.910% to 1.375%, depending on the Company’s credit rating from Standard & Poor’s Ratings Services LLC, Moody’s Investors Services, Inc. and Fitch Ratings, Inc. With respect to loans denominated in U.S. dollars, interest is calculated using the term Secured Overnight Financing Rate (“SOFR”) plus the applicable margin. As of September 30, 2026, the applicable margin under our existing credit agreement was 1.20%, and there were no outstanding borrowings. Refer to Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2025 for information regarding our debt covenants. At September 30, 2026, we were in compliance with all existing debt covenants and provisions related to potential defaults.
We have entered into agreements relating to a commercial paper program under which we may issue unsecured commercial paper notes (the “Commercial Paper Notes”) from time-to-time. The maximum aggregate face amount of Commercial Paper Notes outstanding at any time is $1.5 billion, with none outstanding as of September 30, 2026.
In the second quarter of 2023, we received an interest-free loan of $300.0 million to be repaid in five equal annual installments beginning on December 31, 2026. This loan was discounted using an imputed interest rate of 5.5% and the Company will amortize that discount through Interest and financing expenses over the term of the loan.
When constructing new facilities or making major enhancements to existing facilities, we may have the opportunity to enter into incentive agreements with local government agencies in order to reduce certain state and local tax expenditures. Under these agreements, we transfer the related assets to various local government entities and receive bonds. We immediately lease the facilities from the local government entities and have an option to repurchase the facilities for a nominal amount upon tendering the bonds to the local government entities at various predetermined dates. The bonds and the associated obligations for the leases of the facilities offset, and the underlying assets are recorded in property, plant and equipment. We currently have the ability to transfer up to $540 million in assets under these arrangements. At September 30, 2026 and December 31, 2025, there were $218.0 million and $159.4 million, respectively, of bonds outstanding under these arrangements.
At September 30, 2026, we had the ability to borrow $1.5 billion under our commercial paper program and our revolving, unsecured credit agreement, and $78.9 million under other existing credit lines, subject to various financial covenants under the revolving, unsecured credit agreement. We have the ability to refinance our borrowings under our other existing credit lines with borrowings under the 2026 Credit Agreement, as applicable. Therefore, the amounts outstanding under those credit lines, if any, are classified as long-term debt. We believe that at September 30, 2026 we were, and currently are, in compliance with all of our debt covenants. At September 30, 2026, Albemarle had estimated liquidity of approximately $3.4 billion, including $1.8 billion of cash and cash equivalents and these available credit lines and agreements, against total debt of $1.9 billion. The non-current portion of our long-term debt amounted to $1.8 billion at September 30, 2026, compared to $3.1 billion at December 31, 2025.
Off-Balance Sheet Arrangements
In the ordinary course of business with customers, vendors and others, we have entered into off-balance sheet arrangements, including bank guarantees and letters of credit, which totaled approximately $96.9 million at September 30,

2026. None of these off-balance sheet arrangements has, or is likely to have, a material effect on our current or future financial condition, results of operations, liquidity or capital resources.
Other Obligations
With the exception of the previously noted debt repurchases, our contractual obligations have not significantly changed, based on our ordinary business activities and projected capital expenditures noted above, from the information we provided in our Annual Report on Form 10-K for the year ended December 31, 2025.
Total expected 2026 contributions to our domestic and foreign qualified and nonqualified pension plans, including the Albemarle Corporation Supplemental Executive Retirement Plan, are expected to be approximately $19.1 million. We may choose to make additional pension contributions in excess of this amount. We made contributions of $17.2 million to our domestic and foreign pension plans (both qualified and nonqualified) during the nine-month period ended September 30, 2026.
The liability related to uncertain tax positions, including interest and penalties, recorded in Other noncurrent liabilities totaled $284.8 million at September 30, 2026 and $259.2 million at December 31, 2025. Related assets for corresponding offsetting benefits recorded in Other assets totaled $82.0 million at September 30, 2026 and $75.8 million at December 31, 2025. We cannot estimate the amounts of any cash payments associated with these liabilities for the remainder of 2026 or the next twelve months, and we are unable to estimate the timing of any such cash payments in the future at this time.
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
Liquidity Outlook
We generally use cash on hand and cash provided by operating activities, divestitures and borrowings to pay our operating expenses, satisfy debt service obligations, fund any capital expenditures, make acquisitions, make pension contributions and pay dividends. We also could borrow under our credit facilities or issue additional debt or equity securities to fund these activities in an effort to maintain our financial flexibility. Our main focus in the short-term, during the continued uncertainty surrounding the global economy, including lithium market pricing and recent inflationary trends, is to maintain financial flexibility by continuing our cost savings initiative, committing to shareholder returns and maintaining an investment grade rating. Over the next three years, in terms of uses of cash, we will focus on investing in growth of the businesses and returning value to shareholders. We may, from time to time, seek to retire or purchase our outstanding debt or equity securities through open-market cash purchases, privately negotiated transactions or otherwise depending on available liquidity, prices, market conditions and other factors. Additionally, we will continue to evaluate the merits of any opportunities that may arise for acquisitions of businesses or assets, which may require additional liquidity. Financing the purchase price of any such acquisitions could involve borrowing under existing or new credit facilities and/or issuing debt or equity securities, in addition to using cash on hand.
We expect our capital expenditures to be between $300 million to $350 million in 2026, lower than the $589.8 million of capital expenditures in 2025, in part due to the absence of capital expenditures associated with the Refining Solutions business divested on March 2, 2026. The forecasted capital expenditures in 2026 reflects the timing of capital expenditure spend as well as a lower level of general maintenance and sustaining spending, while continuing safety and critical maintenance expenditures.
We are focused on preserving our world-class resource advantages, optimizing our global conversion network, improving our cost competitiveness and efficiency, reducing capital intensity and enhancing our financial flexibility. We achieved our initial $400 million per year cost and productivity improvement target resulting from the comprehensive review of our cost and operating structure announced in 2024 and we continue to focus on our cost and operating structure going forward.
In February 2026, we announced the decision to put Kemerton Train 1 into care and maintenance, which is expected to result in estimated additional charges in the range of $60 million to $80 million, primarily related to decommissioning costs during the remainder of 2026 and 2027, when the actions are expected to be completed.
We are party to master receivables purchase agreements, under which we may sell available and eligible outstanding customer accounts receivable generated by sales to certain customers of up to approximately $250 million at any one time. These agreements are uncommitted and can be terminated by us or the purchaser with certain notice as defined in the contract. Transactions under these agreements are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheets at the time of the sales transaction. During the three-month and nine-month periods ended September 30, 2026, the Company sold and removed approximately $209.6 million and $726.8 million, respectively, of accounts receivable under these master receivables purchase agreements. The Company incurred approximately $1.3 million and $4.8 million, respectively, of fees associated with the master receivables purchase agreements during the three-month and nine-month periods ended September 30, 2026. Costs associated with the sales of receivables are reflected in the consolidated statements of income (loss) for the periods in which the sales occur.
To support certain construction projects at, and the restart of, the Kings Mountain mine, we previously announced a nearly $150 million grant from the U.S. Department of Energy and a $90 million critical materials award from the U.S. Department of Defense. Since inception, the Company has received $30.1 million of these funds.
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
We had cash and cash equivalents totaling $1.8 billion at September 30, 2026, of which $1.4 billion is held by our foreign subsidiaries. This cash represents an important source of our liquidity and is invested in bank accounts or money market investments with no limitations on access. The cash held by our foreign subsidiaries is intended for use outside of the U.S. We anticipate that any needs for liquidity within the U.S. in excess of our cash held in the U.S. can be readily satisfied with borrowings under our existing U.S. credit facilities or our commercial paper program. From time to time, we repatriate cash associated with earnings from our foreign subsidiaries to the U.S. for normal operating needs through intercompany dividends, but only from subsidiaries whose earnings we have not asserted to be indefinitely reinvested or whose earnings qualify as “previously taxed income” as defined by the Internal Revenue Code. During the first nine months of 2026, we repatriated $112.7 million of cash as part of these foreign earnings cash repatriation activities. There were no cash repatriations during the first nine months of 2025.
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
Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Net sales(a)	$1,044,790	$741,274
Gross profit	596,376	238,415
Loss before income taxes and equity in net income of unconsolidated investments(b)	(21,786)	(315,779)
Net loss attributable to the Parent Guarantor and the Issuer	(45,568)	(324,323)
(a)    Includes net sales to Non-Guarantors of $688.3 million and $419.2 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.
(b)    Includes intergroup expenses to Non-Guarantors of $16.9 million and $5.6 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.
Summarized Balance Sheet

$ in thousands	September 30, 2026	December 31, 2025
Current assets(a)	$2,740,611	$2,477,653
Net property, plant and equipment	1,960,471	1,917,878
Other noncurrent assets(b)	1,319,015	1,555,670

Current liabilities(c)	$4,789,841	$4,322,260
Long-term debt	962,065	2,254,535
Other noncurrent liabilities(d)	5,252,523	5,227,721
(a)    Includes receivables from Non-Guarantors of $2.0 billion and $1.8 billion at September 30, 2026 and December 31, 2025, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $883.5 million and $1.2 billion at September 30, 2026 and December 31, 2025, respectively.
(c)    Includes current payables to Non-Guarantors of $4.4 billion and $4.0 billion at September 30, 2026 and December 31, 2025, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $4.9 billion and $4.9 billion at September 30, 2026 and December 31, 2025, respectively.

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

Summarized Statement of Operations

$ in thousands	Nine Months Ended September 30, 2026	Year Ended December 31, 2025
Net sales(a)	$532,343	$521,976
Gross profit	325,971	296,868
Loss before income taxes and equity in net income of unconsolidated investments(b)	(256,530)	(237,553)
Loss attributable to the Subsidiary Guarantor and the Parent Issuer	(289,505)	(254,488)
(a)    Includes net sales to Non-Guarantors of $175.8 million and $199.9 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.
(b)    Includes intergroup income to Non-Guarantors of $16.6 million and $5.0 million for the nine months ended September 30, 2026 and year ended December 31, 2025, respectively.

Summarized Balance Sheet

$ in thousands	September 30, 2026	December 31, 2025
Current assets(a)	$2,494,002	$2,520,047
Net property, plant and equipment	884,556	790,786
Other non-current assets(b)	412,023	667,148

Current liabilities(c)	$4,701,583	$4,284,798
Long-term debt	1,373,572	2,621,531
Other noncurrent liabilities(d)	5,265,265	5,247,889
(a)    Includes receivables from Non-Guarantors of $1.9 billion and $1.9 billion at September 30, 2026 and December 31, 2025, respectively.
(b)    Includes noncurrent receivables from Non-Guarantors of $4.3 million and $278.3 million at September 30, 2026 and December 31, 2025, respectively.
(c)    Includes current payables to Non-Guarantors of $4.4 billion and $4.0 billion at September 30, 2026 and December 31, 2025, respectively.
(d)    Includes noncurrent payables to Non-Guarantors of $4.9 billion and $4.9 billion at September 30, 2026 and December 31, 2025, respectively.
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

Factors that could cause actual results to differ materially from the outlook expressed or implied in any forward-looking statement include those disclosed under the heading “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K, as well as, without limitation, information related to: changes in economic and business conditions; product development; changes in financial and operating performance of our major customers and industries and markets served by us; the timing of orders received from customers; the gain or loss of significant customers; fluctuations in lithium market pricing, which could impact our revenues and profitability particularly due to our increased exposure to index-referenced and variable-priced contracts for battery grade lithium sales; changes with respect to contract renegotiations; potential production volume shortfalls; competition from other manufacturers; changes in the demand for our products or the end-user markets in which our products are sold; limitations or prohibitions on the manufacture and sale of our products; availability of raw materials; our rights to use water and our usage of water, particularly with respect to our early warning plan at our facilities in Chile; technological change and development; changes in our markets in general; fluctuations in foreign currencies; changes in trade policies and tariffs; political instability affecting our manufacturing operations or joint ventures; changes in accounting standards; the inability to achieve results from our global manufacturing cost reduction initiative as well as our ongoing continuous improvement and rationalization programs; changes in the jurisdictional mix of our earnings and changes in tax laws and rates or interpretation; changes in monetary policies, inflation or interest rates that may impact our ability to raise capital or increase our cost of funds, impact the performance of our pension fund investments and increase our pension expense and funding obligations; the ability to apply for and obtain government funding to support new operations; volatility and uncertainties in the debt and equity markets; decisions we may make in the future; expected benefits and expenses related to our ongoing and any future operating structure and asset optimization activities; timing of active and proposed restructuring and cost optimization projects; impacts of the situations in the Middle East, the tensions between China and Taiwan and the military conflict between Russia and Ukraine, and the related global responses; performance of our partners in joint ventures and other projects; and the other factors detailed from time to time in the reports we file with the Securities and Exchange Commission (“SEC”).
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
We had variable interest rate borrowings of $17.8 million outstanding at September 30, 2026, bearing a weighted average interest rate of 2.13% and representing 1% of our total outstanding debt. A hypothetical 100 basis point increase in the interest rate applicable to these borrowings would change our annualized interest expense by $0.2 million as of September 30, 2026. We may enter into interest rate swaps, collars or similar instruments with the objective of reducing interest rate volatility relating to our borrowing costs.
Our financial instruments, which are subject to foreign currency exchange risk, primarily consist of foreign currency forward contracts with an aggregate notional value of $2.4 billion and with a fair value representing an asset position of $1.7 million at September 30, 2026. Fluctuations in the value of these contracts are generally offset by the value of the underlying exposures being hedged. We conducted a sensitivity analysis on the fair value of our foreign currency hedge portfolio assuming an instantaneous 10% change in select foreign currency exchange rates from their levels as of September 30, 2026, with all other variables held constant. A 10% appreciation of the U.S. Dollar against foreign currencies that we hedge would result in an increase of approximately $111.6 million in the fair value of our foreign currency forward contracts. A 10% depreciation of the U.S. Dollar against these foreign currencies would result in a decrease of approximately $116.9 million in the fair value of our foreign currency forward contracts. The sensitivity of the fair value of our foreign currency hedge portfolio represents changes in fair values estimated based on market conditions as of September 30, 2026, without reflecting the effects of underlying anticipated transactions. When those anticipated transactions are realized, actual effects of changing foreign currency exchange rates could have a material impact on our earnings and cash flows in future periods.
In June 2026, the Company entered into cross currency swaps with an aggregate notional amount of €1 billion to minimize the financial impact of changes in foreign currency exchange rates between the U.S. Dollar and Euro. The fair value of these cross currency swaps represented a net asset position of $9.1 million at September 30, 2026. These cross currency swaps qualify and have been designated as an effective net investment hedge of the Company's foreign currency exchange rate exposure of the net investments in foreign subsidiaries where the Euro serves as the functional currency. Gains or losses on the revaluation of these cross currency swaps to our reporting currency are recorded in Accumulated other comprehensive loss.

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
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) occurred during the third quarter ended September 30, 2026 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
(a) Exhibits

3.1
Amended and Restated Bylaws of Albemarle Corporation, effective October 26, 2026 [filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 30, 2026, and incorporated herein by reference].

#10.1
Executive Employment Agreement, dated as of September 2, 2026, by and between the Company and Ragnar Udd [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 3, 2026, and incorporated herein by reference].

#10.2
Letter Agreement, dated as of September 2, 2026, by and between the Company and J. Kent Masters, Jr. [filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on September 3, 2026, and incorporated herein by reference].

10.3
Credit Agreement, dated as of October 29, 2026, among Albemarle Corporation, the lenders party thereto, and JPMorgan Chase Bank, N.A., as Administrative Agent and Swing Line Lender [filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K (No. 1-12658) filed on October 30, 2026, and incorporated herein by reference].

*31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a).

*31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

*32.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350.

*101	Interactive Data File (Quarterly Report on Form 10-Q, for the quarterly period ended September 30, 2026, furnished in XBRL (eXtensible Business Reporting Language)).

*104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

#	Management contract or compensatory plan or arrangement.
*	Included with this filing.
Attached as Exhibit 101 to this report are the following documents formatted in XBRL: (i) the Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (ii) the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) the Consolidated Balance Sheets at September 30, 2026 and December 31, 2025, (iv) the Consolidated Statements of Changes in Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025 and (vi) the Notes to the Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ALBEMARLE CORPORATION
(Registrant)

Date:	November 4, 2026	By:	/s/ NEAL R. SHEOREY
Neal R. Sheorey
Executive Vice President and Chief Financial Officer
(principal financial officer)